Form 10-Q
period 1996-09-30
BOSTON BIOMEDICA INC
filed 1996-12-16
CIK 830656

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1996, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________________ to _______________________

Commission file number   0-21615
                         -------


                             BOSTON BIOMEDICA, INC.
                             ----------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)






              MASSACHUSETTS                               04-2652826
              -------------                               ----------
     (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)


375 WEST STREET, WEST BRIDGEWATER, MASSACHUSETTS              02379
------------------------------------------------              -----
   (Address of Principal Executive Offices)                 (zip code)


                                 (508) 580-1900
                                 --------------
              (Registrant's telephone number, including area code)


    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [ ]  Yes   [X]  No

    The number of shares outstanding of the Registrant's only class of common stock as of September 30, 1996 was 2,690,064, and increased to 4,290,064 as of December 13, 1996, as a result of shares issued on October 31, 1996 from Registrant's initial public offering.



================================================================================




PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS



                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS                    FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------------------------------
                                                          1996                 1995                1996                1995
                                                    -----------------    -----------------   -----------------   -----------------

REVENUE:
     Product sales                                   $      2,021,462    $       1,394,551   $      5,967,221    $       4,419,180
     Services                                               1,993,269            1,501,343          4,975,893            4,041,194
                                                    -----------------    -----------------   -----------------   -----------------
            Total revenue                                   4,014,731            2,895,894         10,943,114            8,460,374

COSTS AND EXPENSES:
     Cost of product sales                                  1,044,513              737,969          3,051,346            2,384,563
     Cost of services                                       1,218,193            1,050,705          3,467,803            3,011,020
     Research and development                                 169,157               98,623            530,776              257,658
     Selling and marketing                                    593,523              325,952          1,508,812              963,519
     General and administrative                               641,501              624,162          1,729,949            1,680,752
                                                    -----------------    -----------------   -----------------   -----------------
            Total operating costs and expenses              3,666,887            2,837,411         10,288,686            8,297,512

            Income from operations                            347,844               58,483            654,428              162,862

Interest expense, net                                          76,757               86,779            245,226              251,348
                                                    -----------------    -----------------   -----------------   -----------------

            Income (loss) before income taxes                 271,087              (28,296)           409,202              (88,486)

(Provision) benefit for income taxes                         (108,435)               8,935           (163,681)              32,969
                                                    -----------------    -----------------   -----------------   -----------------

            Net income (loss)                        $        162,652    $         (19,361)  $        245,521    $         (55,517)
                                                    =================    =================   =================   =================

Income (loss) per share                              $           0.05    $           (0.01)  $           0.08    $           (0.02)
                                                    =================    =================   =================   =================

Weighted average common and common
   equivalent shares outstanding                            3,313,108            2,581,227           3,251,885           2,591,125



                See Notes to Consolidated Financial Statements.


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                              SEPTEMBER 30,          SEPTEMBER 30,         DECEMBER 31,
                                                                  1996                   1996                  1995
                                                               PRO FORMA                ACTUAL                ACTUAL
                                                            -----------------      ------------------    -----------------
                          ASSETS
CURRENT ASSETS:
     Cash                                                    $        75,694       $          75,694      $         11,463
     Accounts receivable, less allowances of
       $212,110 in 1996 and $142,372 in 1995                       3,186,070               3,186,070             3,075,870
     Inventories                                                   3,956,974               3,956,974             3,676,851
     Prepaid expense and other                                       800,015                 800,015               254,199
     Deferred income taxes                                           213,538                 213,538               110,766
                                                            -----------------      ------------------    -----------------
            Total current assets                                   8,232,291               8,232,291             7,129,149
                                                            -----------------      ------------------    -----------------

Property and equipment, net                                        2,690,560               2,690,560             2,614,982

OTHER ASSETS:
     Notes receivable and other                                       75,998                  75,998                83,422
     Goodwill and other intangibles, net                              98,547                  98,547               100,820
                                                            -----------------      ------------------    -----------------
                                                                     174,545                 174,545               184,242
                                                            -----------------      ------------------    -----------------
          TOTAL ASSETS                                       $    11,097,396       $      11,097,396      $      9,928,373
                                                            =================      ==================    =================


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long term debt                    $       490,853  $              490,853      $        436,509
     Accounts payable                                                805,193                 805,193               745,216
     Accrued expenses                                                874,461                 874,461               595,089
     Deferred revenue                                                757,351                 757,351               523,401
                                                            -----------------      ------------------    -----------------
            Total current liabilities                              2,927,858               2,927,858             2,300,215
                                                            -----------------      ------------------    -----------------

LONG-TERM LIABILITIES:
     Long-term debt, less current maturities                       3,454,545               3,454,545             4,215,501
     Deferred rent                                                    80,874                  80,874               141,068
     Deferred income taxes                                           240,747                 240,747                84,641

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK
     $.01 par value; 117,647 shares authorized, issued
       and outstanding                                                    -                  898,503                     -

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 20,000,000
        shares in 1996 and 15,000,000 in 1995; issued and
        outstanding 2,690,064 in 1996 pro forma and
        2,572,417 actual; issued 2,640,417 in 1995                    26,901                  25,724                26,404
     Additional paid-in capital                                    3,615,027               2,717,701             2,798,620
     Retained earnings                                               751,444                 751,444               505,924
                                                            -----------------      ------------------    -----------------
                                                                   4,393,372               3,494,869             3,330,948
     Less treasury stock, at cost-80,000 shares                            -                      -               (144,000)

                                                            -----------------      ------------------    -----------------
            Total stockholders' equity                             4,393,372               3,494,869             3,186,948
                                                            -----------------      ------------------    -----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    11,097,396       $      11,097,396     $       9,928,373
                                                            =================      ==================    =================



                See Notes to Consolidated Financial Statements.


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                          For the Nine Months
                                                                           Ended September 30,
                                                              -----------------------------------------
                                                                    1996                    1995
                                                              ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $          245,520      $        (55,517)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                                        432,490               304,821
    Provision for doubtful accounts                                      186,992                72,344
    Deferred rent                                                        (60,194)              (29,174)
    Deferred income taxes                                                 53,334                40,083
Changes in operating assets and liabilities:
    Accounts receivable                                                 (297,192)             (265,831)
    Note receivable and other assets                                      (2,575)              (19,077)
    Inventories                                                         (280,123)             (254,472)
    Prepaid expenses                                                     (43,278)             (109,572)
    Accounts payable                                                      59,977               239,901
    Accrued expenses                                                     279,373               (38,337)
    Deferred revenue                                                     233,950                     -
                                                               ------------------      -----------------
        Net cash provided by (used in) operating activities              808,274              (114,831)
                                                               ------------------      -----------------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Additions to property and equipment                                 (495,797)             (391,223)
                                                               ------------------      -----------------
        Net cash used in investing activities                           (495,797)             (391,223)
                                                               ------------------      -----------------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Proceeds from notes payable                                          226,300               764,969
    Proceeds from redeemable common stock, net                           898,503                     -
    Proceeds of common stock issued, net                                  62,401               116,026
    Initial public offering costs                                       (502,538)                    -
    Repayments of long-term debt                                        (932,912)             (210,500)
    Purchase of treasury stock                                                 -              (144,000)
                                                               ------------------      -----------------
        Net cash (used in) provided by financing activities             (248,246)              526,495
                                                               ------------------      -----------------

    Increase in cash                                                      64,231                20,441
    Cash, beginning of period                                             11,463                89,129
                                                               ------------------      -----------------
    Cash, end of period                                        $          75,694       $       109,570
                                                               ==================      =================

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Conversion of note payable to common stock                 $               _       $         9,600




                See Notes to Consolidated Financial Statements.


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Final Prospectus contained in a registration statement on Form S-1 dated October 31, 1996 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2) Inventories: Inventories consisted of the following:


                                   Sept. 30,       Dec. 31,
                                    1996             1995
                               ---------------   --------------
Raw material                       $1,401,122       $1,298,131
Work in process                       633,487          565,667
Finished goods                      1,922,365        1,813,053
                               ---------------   --------------
                                   $3,956,974       $3,676,851
                               ===============   ==============


(3) Computation of Income (Loss) Per Share

    Net income (loss) per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common, redeemable common, and common equivalent shares issued during the twelve month period prior to the proposed date of the initial filing of the Registration Statement have been included in the calculation as if they were outstanding for all periods using the treasury stock method and an initial public offering price of $8.50 per share. Fully diluted net income (loss) per common share is not presented as it does not materially differ from primary earnings per share.

(4) Income Taxes

    The Company's effective tax rate does not significantly differ from the federal and state income tax statutory rates.

(5) Subsequent Events

    Initial Public Offering

    On October 31, 1996, the Company commenced trading as a result of its initial public offering of its common stock ("IPO"), raising net proceeds of $12,648,000 from sale of 1,600,000 shares at $8.50 per share. Completion of the IPO terminates the redemption feature of the redeemable common stock and causes its reclassification into 117,647 shares of common stock. As a result, the unaudited pro forma balance sheet has been prepared assuming the reclassification of the redeemable common stock into common stock as of September 30, 1996.



                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(5) Subsequent Events (Continued)

    BioSeq, Inc.

    In October  1996,  the Company  entered into a License  Agreement,  Purchase
Agreement,   Stockholders'  Agreement  and  Warrant  Agreement  with  BioSeq,  a privately held, technology based development stage company.

    The Company has agreed to purchase convertible preferred stock equivalent to approximately 19% of the capital stock of BioSeq for an aggregate of $1,482,500 in three installments. Of the $1,482,500, $210,000 was invested at the date of the agreements and $522,500 was invested in November, 1996. The Company must make the remaining $750,000 installment if BioSeq attains certain technical milestones by July 31, 1997. If such milestones are not attained by BioSeq by July 31, 1997, the Company will still have the option to make the remaining $750,000 investment until December 31, 1997. Under the operative documents, the Company has price anti-dilution protection, pre-emptive rights and the right to board representation. In addition, the Company was granted warrants to acquire additional shares of common stock of BioSeq for additional consideration under certain conditions, provided that this right is not exercisable to the extent it would cause the Company's ownership to equal or exceed 20%. The Company is accounting for its investment in BioSeq on the cost basis in accordance with the provisions of APB 18 since its cumulative investment is and must remain less that 20% of the equity of BioSeq and the Company does not exert significant influence or control. Due to the uncertainty of technology based development stage enterprises and in accordance with the provisions of SFAS 121, the Company will perform a periodic analysis of the investment to determine whether the carrying value of its investment in BioSeq has been impaired. If so determined, the Company would adjust the carrying value of its investment by taking a charge to earnings.

    Upon the earlier of payment of the final installment of the Company's aggregate $1,482,500 investment and December 31, 1997, the Company will be granted a worldwide right to use the BioSeq technology relating to sequencing and analysis services. The License will be exclusive until BioSeq commences selling on a commercial basis the equipment used in the DNA sequencing and analysis process, at which time the License will become non-exclusive. The License provides that the Company will pay BioSeq royalties ranging from five percent to ten percent of net revenues arising out of the services performed by the Company with the licensed technology. The Company will account for the royalty as a cost of revenue as the revenues are earned.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Total revenue increased 38.6%, or $1,119,000, to $4,015,000 for the quarter ended September 30, 1996 from $2,896,000 in the prior year period. This increase was the result of an increase in product sales of 45.0%, or $626,000, to $2,021,000 from $1,395,000 and an increase in specialty laboratory services of 32.8%, or $492,000, to $1,993,000 from $1,501,000. Product revenue increased primarily as a result of an overall sales increase of 75.1% in Quality Control Products, due to strong sales of new and existing products, particularly for Accurun TM, as well as Seroconversion and OEM panels. The increase in service revenue was primarily attributable to a 53.7% increase in Specialty Clinical Laboratory Testing revenue, particularly molecular and tick borne diseases (which typically peak in the third quarter), and the addition of two new research contracts with the National Institutes of Health in the fourth quarter of 1995.

    Gross profit increased 58.2%, or $645,000, to $1,752,000 for the current quarter from $1,107,000 in the prior year period. The gross profit margin increased to 43.6% for the current quarter versus 38.2% in the prior year period. The gross margin improvement was primarily driven by improved margins in services (30.0% to 38.9%) as the Company benefited from both the addition of several new tests and higher volume in Specialty Clinical Laboratory Testing.

    Research and development expenses increased 71.5%, or $70,000, to $169,000 for the current quarter from $99,000 in the prior year period. This increase was primarily the result of additional research project expenditures for new Quality Control Products, including panels and Accurun TM, as well as continued work on molecular QC procucts.

    Selling and marketing expenses increased 82.1%, or $268,000, to $594,000 for the current quarter from $326,000 in the prior year period. This increase was primarily attributable to increased personnel costs associated with the addition of tele-sales staff for Quality Control Products, particularly Accurun TM, increased advertising and trade show costs due to the commencement of the Company's "Total Quality System" (TQS) marketing campaign, and costs associated with participation by the Company's Specialty Clinical Laboratory in the Roche Diagnostics' Amplicor(R) Access program in connection with Roche's launch of their new FDA approved HIV PCR test kit. The Amplicor(R) kit is primarily used to monitor the HIV viral load (level) in patients prior to and during drug therapy.

    General and administrative expenses increased 2.8%, or $17,000, to $641,000 for the current quarter from $624,000 in the prior year period. This modest increase reflects management's continued close monitoring of expense levels.

    Interest expense decreased 11.5%, or $10,000, to $77,000 for the current quarter from $87,000 in the prior year period as the prime rate increases in late 1995 were more than offset by reduced borrowing due to debt repayments from additional private equity raised in the first half of 1996, as well as prepayments from certain customers for contract research services.

    For the 1996 third quarter, the Company provided taxes at the combined federal and state statutory rate of 40%, whereas the tax benefit of the loss in 1995's third quarter was recorded at a lower rate due to a current state tax liability.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Total revenue increased 29.3%, or $2,483,000, to $10,943,000 for the nine months ended September 30, 1996 from $8,460,000 in the prior year period. This increase was the result of an increase in product sales of 35.0%, or $1,548,000, to $5,967,000 from $4,419,000 and an increase in specialty laboratory services of 23.1%, or $935,000, to $4,976,000 from $4,041,000. Product revenue increased primarily as a result of an overall increase of 47.6% in Quality Control Products, due to strong sales of both new and existing products, particularly for Accurun TM, as well as Seroconversion and OEM panels. The increase in service revenue was primarily attributable to a



30.1% increase in Specialty Clinical Laboratory Testing revenue, particularly molecular testing, and the addition of two new research contracts with the National Institutes of Health in the fourth quarter of 1995.

    Gross profit increased 44.3%, or $1,359,000, to $4,424,000 for the first nine months of 1996 from $3,065,000 in the prior year period. The gross profit margin increased to 40.4% for the first nine months of 1996 versus 36.2% in the prior period. Gross margin improved in products (46.0% to 48.9%), as well as services (25.5% to 30.3%) as the Company benefited from an improved revenue mix at the higher volume level.

    Research and development expenses increased 106.0%, or $273,000, to $531,000 for the 1996 period from $258,000 in the prior year period. This increase was primarily the result of increased costs of personnel hired in the second half of 1995 to step-up the rate of new product introductions, and increased research project expenditures.

    Selling and marketing expenses increased 56.6%, or $545,000, to $1,509,000 for the 1996 period from $964,000 in the prior year period. This increase was primarily attributable to increased personnel costs associated with the addition of tele-sales staff for Quality Control Products, particularly Accurun TM, increased advertising and trade show costs due to the commencement of the Company's "Total Quality System" (TQS) marketing campaign, and costs associated with participation by the Company's Specialty Clinical Laboratory in the Roche Diagnostics' Amplicor(R) Access program in connection with Roche's launch of their new FDA approved HIV PCR test. The Amplicor(R) kit is primarily used to monitor the HIV viral load (level) in patients prior to and during drug therapy.

    General and administrative expenses increased 2.9%, or $49,000, to $1,730,000 for the first nine months of 1996 from $1,681,000 in the prior year period. This modest increase reflects management's continued close monitoring of expense levels.

    Interest expense decreased 2.4%, or $6,000, to $245,000 for the 1996 period from $251,000 in the prior year period as the prime rate increases in late 1995 were more than offset by debt reduction from additional private equity raised in the first half of 1996, as well as prepayments from certain customers for contract research services.

    For the first nine months of 1996, the Company provided taxes at the combined federal and state statutory rate of 40%, whereas the tax benefit of the loss in 1995 was recorded at a lower rate due to a current state tax liability.


LIQUIDITY AND FINANCIAL CONDITION

    On October 31, 1996 the Company commenced trading as a result of its initial public offering of its common stock ("IPO"), selling 1,600,000 shares at $8.50 per share. Net proceeds raised after underwriting discounts and commissions (but before offering costs) was $12,648,000. On November 5, 1996, the Company repaid substantially all of its outstanding bank debt which totaled approximately $3.9 million.

    The Company has financed its operations for the nine months ended September 30, 1996 through cash flow from operations, borrowings from banks and sales of equity.

    At September 30, 1996 the Company had $2,172,000 outstanding and $1,328,000 of availability under its $3.5 million Revolving Line of Credit Agreement due June 30, 1998 (the "Revolver"). The Revolver bears interest at a rate equal to the prime rate plus 0.5% per annum, currently 8.75%. Under the terms of the Revolver, the Company operates under a zero balance account arrangement whereby cash receipts are received into a lock box at the bank and reduce the Revolver, while disbursements for payroll and accounts payable items increase the outstanding balance of the Revolver. Borrowings under the Revolver are limited to 80% of eligible accounts receivable plus the lesser of 40% of inventory or $1.5 million. The Revolver contains various covenants and restrictions and the amounts outstanding are secured by all of the Company's assets and a $2 million life insurance policy on an officer/stockholder. As noted above, the Company used a portion of the proceeds of its initial public offering to repay the outstanding amount under the Revolver, which was approximately $2,310,000 on the day of repayment.

    Net cash provided by operations for the nine months ended September 30, 1996 was $808,000 as compared to cash used of $115,000 in the prior year period. This increase in cash flow was primarily attributable to an increase in net income and an increase in deferred revenue from net payments of $234,000 under a research contract for future clinical trial services.

    Cash used in investing activities for the nine months ended September 30, 1996 was $496,000 as compared to $391,000 in the prior year period. This increase in investing activities was the result of increased capital expenditures as the Company continues to invest in manufacturing equipment and information systems related to operations, sales, and finance.

    Cash used in financing activities for the nine months ended September 30, 1996 was $248,000 as compared to $526,000 provided by financing activities in the prior comparable year period. Net cash was used in financing activities primarily as a result of the repayment of $933,000 of debt and payment of $503,000 of initial public offering costs, partially offset by $899,000 raised through the sale of 117,647 shares of redeemable common stock to Kyowa Medex, Co., Ltd. in April 1996.

    The Company anticipates capital expenditures to increase over the near term as it expects to use approximately $1.0 million from the proceeds of its IPO to expand its manufacturing capacity in West Bridgewater over the next 12 months, of which approximately $500,000 will be spent on building expansion and approximately $500,000 will be spent on equipment. In November 1996, the Company used $522,500 of IPO proceeds to fund the second installment of the Company's purchase of capital stock of BioSeq. The Company must make the remaining $750,000 installment if BioSeq attains certain technical milestones by July 31, 1997. If the milestones are not achieved, the Company will have the option to purchase the additional $750,000 of BioSeq capital stock until December 31, 1997. The Company believes that existing cash balances, the borrowing capacity available under the Revolver, cash generated from operations, and the proceeds of its IPO are sufficient to fund operations and anticipated capital expenditures for the foreseeable future. There were no material financial commitments for capital expenditures as of September 30, 1996, and currently there are no material commitments for capital or investment expenditures other than the BioSeq investment, and the manufacturing expansion discussed above.


RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that an impairment loss be recognized for long-lived assets and certain identified intangibles when the carrying amount of these assets may not be recoverable. The Company has adopted SFAS 121 effective in 1996 and the adoption did not have a material impact on the financial statements.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. However, entities are allowed to elect whether to measure compensation expense for stock-based compensation under SFAS 123 or APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to account under APB No. 25 and will make the required pro forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied in its December 31, 1996 financial statements. The potential impact of adopting this standard on the Company's pro forma disclosures of net income and earnings per share has not been quantified at this time.


FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations.

    The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

    Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: the inability of the Company to increase sales of quality control products to end-users of infectious disease test kits; the entrance of one or more quality control manufacturers for non-infectious disease test kits into the quality control market for infectious disease test kits, particularly the end-user market for quality control products for infectious disease test kits; any material impairment of the carrying value of any investment made by the Company, including, without limitation, the Company's investment in BioSeq, Inc., a technology based development stage company; the inability of the Company to maintain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions or delays in procurements of the Company's products by any of its major customers; imposition by foreign governments of restrictions on the importation of blood and blood derivatives; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Reference is made to the Company's Registration Statement on Form S-1 (Reg. No. 333-10759) for a more complete description of these and other risks.


                             BOSTON BIOMEDICA, INC.
                           PART II. OTHER INFORMATION


 ITEM 2.   CHANGES IN SECURITIES.

    At a special meeting in lieu of annual meeting of the stockholders of the Company held on September 5, 1996, the stockholders, among other actions, approved Amended and Restated Articles of Organizations of the Company and Amended and Restated By-Laws of the Company.

    The Amendments made to the Company's Articles of Organization, as amended, included the following: (1) a one-for-two reverse stock split of the common stock, $.01 par value ("Common Stock"), pursuant to which every two shares of Common Stock issued and outstanding were reclassified and changed into one share of Common Stock; (2) a provision for classification of the Company's Board of Directors into three classes, such that one class will be elected each year for a three-year term; (3) provisions increasing from a majority to 80% the stockholder vote required to enlarge the Board of Directors or remove a member of the Board of Directors, whether with or without cause; (4) a so-called "fair price provision," adopted in lieu of the statutory Fair Price Provision contained in the Massachusetts General Laws, that is intended to protect stockholders who do not tender their shares in a takeover bid, by guaranteeing them a minimum price for their stock in any subsequent attempt by the bidder to purchase their shares at a price lower than the bidder's original acquisition price; and (5) a provision which permits the Company to repurchase shares of stock from a stockholder of the Company upon fair and reasonable terms, without offering any other stockholder the opportunity to sell their shares to the Company.

    The amendments made to the Company's By-Laws, as amended, included the following: (1) conforming provisions to reflect the classification of the Company's Board of Directors, as described above; (2) a provision regarding the procedures to be followed by a stockholder in nominating one or more persons for election as a director; including a requirement that nominations be made at least ninety days prior to the anniversary date of the immediately preceding annual meeting of stockholders; and (3) a provision by which the Company elected to opt out of Chapter 110D of the Massachusetts General Laws, a law which restricts the ability of persons holding certain percentages of voting power from voting their stock, unless the Company's stockholders so authorize. The effect of opting out of Chapter 110D is that a person holding the amounts of voting power specified in Chapter 110D will be able to freely vote their shares without the authorization of the other stockholders of the Company.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On September 5, 1996, a special meeting in lieu of annual meeting of the stockholders of the Company was held at the Company's offices in West Bridgewater, Massachusetts. 4,812,307 of the Company's 5,380,130 issued and outstanding shares of Common Stock were represented at the meeting, either in person or by proxy. 4 proposals were submitted to the stockholders of the Company for consideration and approval: (1) election of Directors; (2) adoption of Amended and Restated Articles of Organization of the Company; (3) adoption of Amended and Restated By-Laws of the Company; and (4) ratification of a proposed form of indemnification contract to be entered into with officers and directors of the Company, in the discretion of the Board of Directors.

    The following persons were elected to serve as Directors of the Company, with votes being cast as follows:

                                                     FOR                     AGAINST                  ABSTAIN
Richard T. Schumacher                             4,812,307                    -0-                      -0-
Henry A. Malkasian                                4,812,307                    -0-                      -0-
Francis E. Capitanio                              4,812,307                    -0-                      -0-
Kevin W. Quinlan                                  4,812,307                    -0-                      -0-
Calvin A. Saravis                                 4,812,307                    -0-                      -0-

    The Company's stockholders approved the proposal to adopt the Company's Amended and Restated Articles of Organization. 4,812,307 shares were voted "For" the proposal, and no shares were voted against or abstained from voting with respect to the proposal.

    The Company's stockholders approved the proposal to adopt the Company's Amended and Restated By-Laws. 4,812,307 shares were voted "FOR" the proposal, and no shares were voted against or abstained from voting with respect to the proposal.

    The Company's stockholders approved the proposed form of indemnification contract for officers and directors of the Company. 4,812,307 shares were voted "FOR" the proposal, and no shares were voted against or abstained from voting with respect to the proposal.

    All foregoing results are prior to the one-for-two reverse stock split.


 ITEM 6. EXHIBITS AND REPORTS.

     (A)  EXHIBITS

    Exhibit
    Number                                              Description
     3.1                Amended and Restated Articles of Organization of the Registrant*

     3.2                Amended and Restated By-Laws of the Registrant*

     4.1                Description of Certificate for Shares of the Registrant's Common Stock*

     10.18.7            Note Payable to The First National Bank of Boston, dated July 1996, in the amount of $250,0002*

     10.20              Purchase Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                        Registrant*

     10.21              Warrant Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                        Registrant*

     10.22              Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                        Registrant*

     10.23              License Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                        Registrant*

     11                 Statement re Computation of Per Share Earnings for the three months and nine months ended September 30, 1996 and 1995

     27                 Financial Data Schedule


     (B)   REPORTS ON FORM 8-K:

                 No reports on Form 8-K were filed for the quarter ended September 30, 1996.



                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BOSTON BIOMEDICA, INC.



Date: December 13, 1996                By /s/  KEVIN W. QUINLAN
     ----------------------            -----------------------------------------
                                       Kevin W. Quinlan, Chief Financial Officer
                                              (Principal Financial Officer)












                             BOSTON BIOMEDICA, INC.

                                  EXHIBIT INDEX



                                                                                               SEQUENTIALLY
EXHIBIT NO.    DESCRIPTION                                                                     NUMBERED PAGE
-----------    -----------                                                                     -------------
 3.1            Amended and Restated Articles of Organization of the Registrant*

 3.2            Amended and Restated By-Laws of the Registrant*

 4.1            Description of Certificate for Shares of the Registrant's Common Stock*

 10.18.7        Note Payable to The First National Bank of Boston, dated July 1996, in the amount of $250,0001*

 10.20          Purchase Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                Registrant*

 10.21          Warrant Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                Registrant*

 10.22          Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                Registrant*

 10.23          License Agreement, dated October 7, 1996, between BioSeq, Inc. and the
                Registrant*

 11             Statement re Computation of Per Share Earnings for the three months and nine months ended September 30, 1996 and 1995

 27             Financial Data Schedule



--------
                             * Previously filed (with the same Exhibit number) as an Exhibit to Amendment No. 1 to the Registrant's
                             Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-10759).
                             * Previously filed (with the same Exhibit number) as an Exhibit to Amendment No. 1 to the Registrant's
                             Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-10759).





