Form 10-K
period 1996-12-31
BOSTON BIOMEDICA INC
filed 1997-03-31
CIK 830656

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _______________________
Commission file number 000-21615 .





                             BOSTON BIOMEDICA, INC.
                             ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





              MASSACHUSETTS                                  04-2652826
              -------------                                  ----------
     (State or other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

            375 WEST STREET,
     WEST BRIDGEWATER, MASSACHUSETTS                            02379
     -------------------------------                            -----
(Address of Principal Executive Offices)                      (zip code)


Registrant's telephone number, including area code    (508) 580-1900
                                                      --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OFTHE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]    No  [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was $30,074,188. The aggregate market value was computed by reference to the closing price as of that date. (For purposes of calculating this amount only, all directors, executive officers and greater than 10% shareholders of the Registrant are treated as affiliates.)

         The number of shares outstanding of the Registrant's only class of common stock as of February 28, 1997 was 4,378,157.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the Registrant's definitive Proxy Statement for its 1997 annual meeting, are incorporated by reference into Part III of this Report, and portions of the Registrants Registration Statement on Form S-1 (Registration No. 333-10759) are incorporated by reference into Part IV of this Report.


================================================================================




                                     PART I


ITEM 1. BUSINESS


         The Company is a  worldwide  provider of  proprietary  quality  control products for use with in vitro diagnostic test kits ("test kits") for the detection, analysis and monitoring of infectious diseases, including AIDS, Hepatitis and Lyme Disease. These products are used to develop test kits, to permit the monitoring of laboratory equipment and personnel, and to help ensure the accuracy of test results. The Company's products are derived from human plasma and serum using proprietary manufacturing processes. The Company believes its Quality Control Panel products are viewed as the current industry standard for the independent assessment of the performance of HIV and Hepatitis test kits. The Company also manufactures diagnostic test kit components and provides specialty laboratory services, including clinical trials. The Company's customers include test kit manufacturers, regulatory agencies and end-users of test kits such as blood banks, hospital laboratories and clinical reference laboratories. Currently the Company's products are used in connection with the detection of more than 15 infectious diseases, and its specialty laboratory services are used in connection with the detection of over 100 such diseases.


         The Company's strategy is to leverage its scientific capabilities in microbiology, immunology, virology, and molecular biology to (i) capitalize on the emerging end-user market, (ii) develop new products and services, (iii) enhance technical leadership, (iv) capitalize on complementary business operations, and (v) pursue strategic acquisitions and alliances.


INDUSTRY OVERVIEW


         Infectious Disease Test Kits and Testing Methods. Test kits contain in one compact package all of the materials necessary to run a test for an infectious disease. These include the disposable diagnostic components, instructions, and reaction mixing vessels (generally 96-well plates or test tubes) which are coated with the relevant infectious disease antigens, antibodies or other materials. To perform the test, either a technician or a specially designed instrument typically mixes the solutions from the test kit with human blood specimens in a specific sequence according to the test kit instructions. The mixture must then "incubate" for up to 18 hours, during which time a series of biochemical reactions trigger signals (including color, light and radioactive count) which indicate the presence or absence and amount of specific markers of the particular disease in the specimen.


         Test kits generally employ one of three methods for infectious disease testing: microbiology, immunology or molecular biology. Traditional microbiology tests use a growth medium that enables an organism, if present, to replicate and be detected visually. Immunology tests detect the antigen or antibody, which is an indicator (marker) of the pathogen (e.g., virus, bacterium, fungus or parasite). Molecular diagnostic methods, such as the polymerase chain reaction ("PCR"), test for the presence of nucleic acids (DNA or RNA) which are specific to a particular pathogen.


         Most infectious disease tests currently use microbiological or immunological methods. However, molecular diagnostic methods are increasingly being used in research laboratories worldwide and the Company believes that soon they will be accepted for routine use in the clinical laboratory setting. The Company believes that the advent of molecular diagnostic methods will complement rather than diminish the need to test by microbiological and immunological procedures, because different test methods reveal different information about a disease state. The Company anticipates that as new test methods become more widespread, they will account for a larger portion of the Company's business.


         Quality Control for In Vitro Diagnostic Test Kits. Customers employ quality control products in order to develop and use test kits (both infectious and non-infectious). Quality control products help ensure that test kits detect the correct analyte (specificity), detect it the same way every time

(reproducibility  or  precision),  and  detect  it  at  the  appropriate  levels
(sensitivity). The major element of this quality control process is the continuous evaluation of test kits by the testing of carefully characterized samples that resemble the donor or patient samples routinely used with the test. Quality control is used in both the infectious and non-infectious disease markets, although currently it is not as prevalent among end-users of infectious disease test kits.


         The market for quality control products consists of three main customer segments: (i) manufacturers of test kits, (ii) regulatory agencies that oversee the manufacture and use of test kits and (iii) end-users of test kits, such as hospitals, clinical reference laboratories and blood banks.


COMPANY PRODUCTS AND SERVICES


OVERVIEW


         The  Company  offers  three  product   groups  in  infectious   disease
diagnostics: Quality Control Panels, Accurun(TM) Run Controls and Diagnostic Components. These products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company's Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits detect the correct analyte (specificity), detect it the same way every time (reproducibility), and detect it at the appropriate levels (sensitivity). The Company's Accurun(TM) Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers.


         The Company's specialty clinical laboratory services include both routine and sophisticated infectious disease testing in microbiology, immunology and molecular biology. The Company seeks to focus its specialty laboratory services in advanced areas of infectious disease testing, and provides contract research and clinical trials for domestic and foreign test kit manufacturers.


PRODUCTS


         The Company manufactures its products from human plasma and serum which are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 50,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) which provides most of the raw material for its products.


         QUALITY CONTROL PANELS


         Quality Control Panels consist of blood products characterized by the presence or absence of specific disease markers and a Data Sheet containing comprehensive quantitative data useful for comparative analysis. These Quality Control Products are designed for measuring overall test kit performance and laboratory proficiency, as well as for training laboratory professionals. The Company's Data Sheets, containing comprehensive quantitative data useful for comparative analysis, are an integral part of its Quality Control Products. These Data Sheets are created as the result of extensive testing of proposed panel components in both the Company's laboratories and at major testing laboratories on behalf of the Company in the United States and Europe, including national public health laboratories, research and clinical laboratories and regulatory agencies. These laboratories are selected based on their expertise in performing the appropriate tests on a large scale in an actual clinical setting; this testing process provides the Company's customers with the benefit that the Quality Control Panels they purchase from the Company have undergone rigorous testing in actual clinical settings. In addition, the Company provides information on its Data Sheets on the reactivity of panel components in all FDA licensed test kits and all leading European test kits for the target pathogen, as well as for all other appropriate markers of this pathogen. For example, the Company's HIV panel Data Sheets include anti-HIV by IFA, ELISA and western blot; HIV antigen by ELISA; and HIV RNA by several molecular diagnostic procedures. The Company's Data Sheets require significant time and scientific expertise to prepare. The following table describes the types of Quality Control Panel products currently offered by the Company.


                                          QUALITY CONTROL PANEL PRODUCTS

-------------------------------- ----------------------------------- --------------------------------- ---------------------

PRODUCT LINE                     DESCRIPTION                         USE                               CUSTOMERS
-------------------------------- ----------------------------------- --------------------------------- ---------------------

Seroconversion Panels            Plasma samples collected from a     Compare the clinical              Test kit
                                 single individual overra specific   sensitivity of competing          manufacturers and
                                 time period showing conversion      manufacturers' test kits,         regulators.
                                 from negative to positive for       enabling the user to assess the
                                 markers of an infectious            sensitivity of a test in
                                 disease.-                           detecting a developing
                                                                     antigen/antibody.
-------------------------------- ----------------------------------- --------------------------------- ---------------------

Performance Panels               A set of 10 to 50 serum and         Determine test kit performance    Test kit
                                 plasma samples collected from       against all expected levels of    manufacturers and
                                 many different individuals and      reactivities in the evaluation    regulators.
                                 characterized for the presence or   of new, modified and improved
                                 absence of a particular disease     test methods.
                                 marker.
-------------------------------- ----------------------------------- --------------------------------- ---------------------

Sensitivity Panels               Precise dilutions of human plasma   Evaluate the low-end analytical   Test kit
                                 or serum human plasma or serum      sensitivity of a test kit.        manufacturers
                                 containing a known amount of an
                                 infectious disease marker as
                                 calibrated against international
                                 standards.
-------------------------------- ----------------------------------- --------------------------------- ---------------------

Qualification Panels             Dilutions of human plasma or        Demonstrate the consistent        Clinical reference
                                 serum manifesting a full range of   lot-to-lot performance of test    laboratories, blood
                                 reactivities in test kits for a     kits, troubleshoot problems,      banks, and hospital
                                 specific marker.                    evaluate proficiency, and train   laboratories
                                                                     laboratory technicians.
-------------------------------- ----------------------------------- --------------------------------- ---------------------

OEM Panels                       Custom-designed Qualification       Train laboratory personnel on     Custom designed
                                 Panels for regulators and test      new test kits or equipment.       with test kit
                                 kit manufacturers for                                                 manufacturers and
                                 distribution to customers or for                                      regulators as an
                                 internal use.                                                         end-user product or
                                                                                                       for internal use.
-------------------------------- ----------------------------------- --------------------------------- ---------------------

         The Company first introduced Quality Control Panels in 1987. The Company currently offers a broad range of Quality Control Panels that address a variety of needs of manufacturers and regulators of test kits as well as blood banks, hospitals, clinical laboratories and other end-users. Prices for the Company's quality control seroconversion, performance and sensitivity panels range from $450 to $2,000 each, and its qualification and OEM panels range from $100 to $200 per panel.

                  Seroconversion and Performance Panels are comprised of unique and rare plasma specimens obtained from individuals during the short period of time when the markers for a particular disease are converting from negative to positive. As a result, the quantity of any such panel is limited, so that the Company must replace these panels as they sell out with another panel comprised of different specimens equally unique and rare. The Company believes that its inventory and relationships with blood centers affords it a competitive advantage in acquiring such plasma for replacement panels and developing new products to meet market demand. There can be no assurance that the Company will be able to continue to obtain such specimens.


         Quality Control Panels currently span the immunologic markers for AIDS (i.e., HIV), Hepatitis B and C, Lyme Disease and ToRCH (Toxoplasma, rubella, cytomegalovirus and herpes simplex virus). New introductions this year include molecular Performance Panels for HBV and HCV, qualification panels for HIV, HBV and HCV, and additional Seroconversion Panels for HIV, HBV, and HCV.


         ACCURUN(TM) RUN CONTROLS


         End-users of test kits utilize Run Controls to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. Run controls consist of one or more specimens of known reactivity that are tested together with donor or patient samples in an assay to determine whether the assay is performing within the manufacturer's specifications. Clinical laboratories generally process their patient specimens in a batch processing mode, and typically include 25 to 100 specimens to be tested in each batch (a "run"). Large laboratories may perform several runs per day, while smaller laboratories may perform only a single run each day, or sometimes only several runs per week. A clinical laboratory using a Run Control will place the Run Control product in a testing well or test-tube, normally used for a specimen, and will test it in the same manner that it tests the donor or patient specimens. It will then compare the results generated to an acceptable range, determined by the user, to measure whether the other specimens are being accurately tested. The Run Control result must be within the acceptable range to be considered valid. This is often tracked visually using a Levey-Jennings chart. Depending upon a particular laboratory's quality control practices, it may use several Run Controls on each run or it may simply use a Run Control in a single run at the beginning and end of the day.


         The Company's Accurun(TM) family of products is targeted at the emerging market of end-users of infectious disease test kits. The Company believes that it offers the most comprehensive line of Run Controls in the industry, and that its Accurun(TM) products, in combination with its Quality Control Panel products, provide an extensive line of products for quality assurance in infectious disease testing. The Company intends to continue to expand its line of Accurun(TM) products, thereby providing its customers with the convenience and cost effectiveness of a single supplier for independent run controls.


         The Company introduced its first four Accurun(TM) Run Control products in the fourth quarter of 1993 and has since developed and released for sale an additional 25 Accurun(TM) products. A limited number of these products are available for diagnostic purposes; the others currently are limited to research use. Current Accurun(TM) Run Control products range in price from $15 to $45 per milliliter and are described in the following table.



                                               ACCURUN(TM) RUN CONTROLS

------------------------------- -------------------------------- ---------------------- ------------------------------


         PRODUCT LINE                     DESCRIPTION              CURRENT NUMBER OF          PRIMARY CUSTOMERS
                                                                       PRODUCTS
------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(TM)1-99              Multi-marker Run Control                 4              Blood Banks
                                for immunological tests
------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(TM)100-199           Single-marker Run Control                18             Hospitals and clinical
                                for immunological tests                                 reference laboratories
------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(TM)200-299           Multi-marker Run Control                 1              Research and specialty
                                for molecular tests                                     laboratories
------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(TM)300-399           Single-marker Run Control                3              Research and specialty
                                for immunological tests                                 laboratories
------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(TM)800-899           Negative Run Control for                 3              All laboratories
                                immunological and molecular
                                tests
------------------------------- -------------------------------- ---------------------- ------------------------------




         The Company has received 510(k) clearance from the FDA to market its Accurun 1(R) line, for diagnostic purposes, and intends to apply for such clearance for the remainder of its Accurun(TM) products. All of the Company's Accurun Run Controls will require FDA premarket clearance or approval prior to being marketed for diagnostic use. An application for clearance for diagnostic use for one additional Accurun(TM) product has been submitted by the Company to the FDA, and the Company anticipates that applications for approximately 16 additional Accurun(TM) products will be prepared and submitted to the FDA by the end of 1997. Failure to obtain, or delays in obtaining, such clearance or approval would adversely affect the Company's strategy of capitalizing on the end-user market.


         DIAGNOSTIC COMPONENTS


         Diagnostic Components are the individual materials supplied to infectious disease test kit manufacturers and combined (often after further processing by the manufacturer) with other materials to become the various fluid components of the manufacturer's test kit. The Company supplies Diagnostic Components in four product lines: Normal Human Plasma, Normal Human Serum, Basematrix, and Characterized Disease State Serum and Plasma. Normal Human Plasma and Serum are both the clear liquid portion of blood which contains proteins, antibodies, hormones and other substances, except that the Serum product has had the clotting factors removed. Basematrix, the Company's proprietary processed serum product that has been chemically converted from plasma, is designed to be a highly-stable, lower cost substitute for most Normal Human Serum and Plasma applications. Characterized Disease State Serum and Plasma are collected from specific blood donors pre-selected because of the presence or absence of a particular disease marker. The Company often customizes its Diagnostic Components by further processing the raw material to meet the specifications of the test kit manufacturer. The Company's Diagnostic Components range in price from $0.25 to $60 per milliliter, with the majority selling between $0.50 and $5 per milliliter.

SERVICES


         The Company seeks to focus its specialty laboratory services in both the clinical reference laboratory testing and advanced research areas. The Company concentrates its services in those areas of infectious disease testing which are complementary to its quality control and diagnostic products businesses.


         Specialty Clinical Laboratory Testing. The Company operates an independent specialty clinical laboratory which performs both routine and sophisticated infectious disease testing in microbiology, immunology and molecular biology, with special emphasis in AIDS, Viral Hepatitis and Lyme Disease. The Company's specialty clinical laboratory combines traditional microbiology, advanced immunology, and current molecular diagnostic techniques, such as PCR, to detect and identify microorganisms, their antigens and related antibodies, and their nucleic acids (i.e., DNA and RNA). Customers include physicians, clinics, hospitals and other clinical/research laboratories.


         Contract Research. The Company offers a variety of contract research services in molecular biology, cell biology and immunology to governmental agencies, diagnostic test kit manufacturers and biomedical researchers. Molecular biology services include DNA sequencing, recombinant DNA support, probe labeling and custom PCR assays. Cell biology and immunology services include sterility testing, virus infectivity assays, cultivations of virus or bacteria from clinical specimens, preparation of viral or bacterial antigens or nucleic acids, and production of antibodies. The Company is currently providing research services for assessment of the efficiency of candidate HIV vaccines in a monkey model system under two separate contracts with the National Institute for Allergy and Infectious Disease ("NIAID"), a part of the National Institutes of Health ("NIH"). Each of these contracts has a two year term which expires in September 1997. In addition, since 1983, the Company, through its BTRL subsidiary, has provided blood processing and repository services for the National Cancer Institute ("NCI"), also a part of the NIH. The repository stores over 2,000,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs. A new one year NCI repository contract was signed in February 1997 which includes four one year renewal options exercisable by NCI. The total value of the contract in the first year is $916,000, and including all options, is $4.8 million. There can be no assurance that any of these options will be exercised.


         Clinical Trials. The Company conducts clinical trials for domestic and foreign test kit manufacturers. Test kit manufacturers must conduct such trials to collect data for submission to the United States FDA and other regulatory agencies. By providing this service, the Company is able to maintain close contact with test kit manufacturers and regulators, and is able to evaluate new technologies in various stages of development. The Company believes that the reputation of its laboratory and scientific staff, its large number of Quality Control Panels, and its inventory of characterized serum and plasma specimens assist the Company in marketing its clinical trial services to its customers. The Company has performed clinical trials for a number of United States and foreign test kit manufacturers seeking to obtain FDA approval for their infectious disease test kits.


         Drug Screening Program. As a subcontractor for an NIH AIDS grant held by the University of North Carolina at Chapel Hill, the Company has established an anti-HIV drug screening program to test a large number of natural products (largely plant derivatives) to determine whether they inhibit HIV replication in an in vitro assay system. These in vitro assays are also offered as a service to researchers and pharmaceutical companies who wish to test various candidate anti-viral agents for anti-HIV activity.

RESEARCH AND DEVELOPMENT


         The Company's research and development effort is focused on the development of (i) new and improved Quality Control Products for the emerging end-user market, (ii) new products for existing customers, (iii) Diagnostic Components for use with test kits for both new test methodologies and new diseases, and (iv) infectious disease testing services using PCR and other amplification assays for AIDS, Viral Hepatitis, Lyme Disease and Chlamydia, among others. The Company has approximately 20 full or part-time employees dedicated to its research and development effort. For 1996 the Company increased spending on research and development as a percentage of revenues compared to 1995 and expects to continue to increase such expenditures as a percentage of revenues for the next several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." The Company's research scientists work closely with sales, marketing and manufacturing personnel to identify and prioritize the development of new products and services.


         The Company's product development activities center on the identification and characterization of materials for the manufacture of new Quality Control Products and the replacement of sold-out products. During 1996, the Company introduced 30 new Seroconversion, Performance and Sensitivity Panel products as well as 25 new Accurun(TM) Run Controls; in addition, during 1996, the Company released six Qualification Panel products. The Company is developing new Quality Control Products for use with molecular diagnostic tests for HIV, HCV and HBV. Recently the Company expanded its Quality Control Product line beyond the retrovirus and Viral Hepatitis diagnostics area to include sexually transmitted diseases (e.g., Syphilis), tick-borne diseases (e.g., Lyme Disease), and respiratory and other infections (e.g., Tuberculosis) and is continuing to develop new Quality Control Products for these and other diseases. The Company has increased the number of Quality Control Products it offers from approximately 20 in 1990 to approximately 191 products in 1996.


         The Company is also developing new and improved infectious disease specialty tests for Lyme Disease and other tick-borne diseases for use in its specialty laboratory business. The Company is also pursuing new applications of PCR technology to infectious disease diagnostics, such as amplification assays for the pathogens of AIDS, Viral Hepatitis, Lyme Disease and Chlamydia, and for the direct detection of other infectious agents in blood, tissues and other body fluids.


         From time to time in the past, the Company has funded a portion of its research and development activities from grants provided by various agencies and departments of the U.S. government. See "-- Services."


STRATEGIC ALLIANCES

         University of North Carolina at Chapel Hill. The Company is directly supporting a drug discovery program at UNC, in which a full-time research scientist is working to develop synthetic derivatives of anti-HIV compounds that have been discovered pursuant to the Company's joint collaboration with UNC. This research scientist is also working to introduce modifications to these derivatives that would make them more soluble, less toxic, or otherwise enhance their anti-viral properties. UNC has licensed to the Company exclusive worldwide rights to three series of patent applications filed by the Company and UNC with respect to three classes of anti-HIV compounds. Two such compounds have exhibited therapeutic indices in in vitro test model systems in excess of those recorded for AZT under comparable test conditions. The Company is expending approximately $100,000 per year for research and development relating to these compounds. In addition, under this license, the Company will also have the rights to any new anti-HIV compounds or derivatives developed in the course of this sponsored research, provided the Company obtains certain regulatory approvals from the FDA. See "-- Services."

         Ajinomoto Co., Inc. The Company entered into an agreement with Ajinomoto Co., Inc. in October 1995 pursuant to which the Company is performing research regarding among other things, whether tests for certain amino acids in plasma can be used to determine a person's immune status, particularly in chronic fatigue syndrome. This project is funded by Ajinomoto and has a three year budget of approximately $1,000,000. Discoveries and inventions arising from the research will be owned by Ajinomoto, but the Company has the right of first refusal to obtain certain exclusive licenses from Ajinomoto of any patented technology arising from the research. The Company is entitled to certain royalties based upon a percentage of sales of products arising out of the research. This agreement expires in September 1998.


         BioSeq, Inc. In October 1996, the Company entered into a strategic alliance with BioSeq, Inc. an early stage biotechnology company that is developing a technology that may, through the use of pressure, be able to more precisely control chemical reactions. The Company believes that this technology may be useful for sequencing, synthesizing and characterizing nucleic acids and proteins, which may then allow for the more precise identification of infectious disease agents. See also Note 4 to the Company's Notes to Consolidated Financial Statements in Item 8 hereunder regarding the Company's investment in BioSeq, Inc.


SALES AND MARKETING


         The Company's sales and marketing efforts are directed by a Senior Vice President of Sales and Marketing who supervises 18 sales people and four other full-time sales and marketing employees.


         The Company's marketing strategy is focused upon addressing the needs of its customers in the infectious disease testing market throughout the entire test kit life-cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users such as clinical laboratories, hospitals and blood banks.


         The Company recently has begun to focus its sales and marketing efforts on the emerging end-user market for quality control products for infectious disease test kits. To promote this objective, the Company has implemented a major marketing platform, known as "Total Quality System" ("TQS"). TQS is a package of Quality Control Products, including the Company's Accurun(TM) Run Controls, which is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory equipment and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun(TM) line of Run Control products.


         The Company's products are currently sold through a combination of telephone, mail, third party distributors and limited direct sales efforts. Domestically, products are sold through an in-house tele-sales group consisting of seven sales representatives, two sales managers and one customer service representative. Internationally, the Company distributes its products both directly and through 18 independent distributors located in Japan, Australia, South America, Southeast Asia, Israel and Europe. The Company's international sales manager oversees the Company's foreign distributors. Export sales, including sales to distributors, for the years ended December 31, 1994, 1995, and 1996 were $2.3 million, $3.1 million, and $3.9 million, respectively.


         The Company's Specialty Clinical Laboratory Testing services are marketed primarily through a direct domestic sales force consisting of seven sales representatives managed by a sales director. The sales representatives are located throughout the eastern and mid-western United States. They are supported internally by a client services representative.

         The Company emphasizes high quality products and services, technical knowledge, and responsiveness to customer needs in its marketing activities for both products and services. The Company educates its distributors, customers and prospective customers about its products through a series of detailed marketing brochures, technical bulletins and pamphlets, press releases and direct mail pieces. These materials are supplemented by advertising campaigns in major industry publications, technical presentations, and exhibitions at local, national and international trade shows and expositions.


CUSTOMERS


         The Company's customers for Quality Control Products and Diagnostic Components comprise three major groups: (i) international diagnostics and pharmaceutical manufacturing companies, such as Abbott Diagnostics, Behring, Boehringer Mannheim, Chiron, Fujirebio, Hoffman LaRoche, Ortho Diagnostics (Johnson and Johnson), Sanofi Diagnostics and Sorin Biomedica; (ii) regulatory agencies such as the United States FDA, the British Public Health Laboratory Service, the French Institut National de la Transfusion Sanguine, and the German Paul Ehrlich Institute; and (iii) end-users of diagnostic test kits, such as hospital clinical laboratories, public health laboratories and blood banks, including the Swiss Red Cross, United Blood Services and Kaiser Permanente. The Company's Specialty Clinical Laboratory Testing services are sold to hospital and clinical laboratories, blood banks, researchers and other health care providers. The Company's Contract Research services are typically offered under contracts to governmental agencies, diagnostic test kit manufacturers and biomedical researchers.


         The Company does not have long-term contracts with its customers for Quality Control Products and Diagnostic Components. The Company's products are sold to its customers pursuant to purchase orders for discrete purchases. Although the Company believes that its relationships with these customers are satisfactory, termination of the Company's relationship with any one of such customers could have a material adverse effect on the Company.


         During the fiscal years 1994, 1995 and 1996, sales to the Company's three largest customers accounted for an aggregate of approximately 20% of the Company's net sales, although the customers were not identical in each period and no one customer accounted for more than 10% of net sales.


MANUFACTURING AND OPERATIONS


         The Company manufactures and assembles substantially all of its products at its facility in West Bridgewater, Massachusetts. Raw materials are acquired from a variety of vendors and through a program of donor recruitment, donor screening, product collection, product characterization and donor management. All important materials have multiple sources of supply.


         The Company also operates a specialty clinical laboratory in New Britain, Connecticut and a research and development laboratory in Rockville, Maryland. See "Item 2 -- PROPERTIES."


COMPETITION


         The market for the Company's products and services is highly competitive. Many of the Company's competitors are larger than the Company and have greater financial, research, manufacturing, and marketing resources.
Important competitive factors for the Company's products include product quality, price, ease of use, customer service and reputation. In a broader sense, industry competition is based upon scientific and technical capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel, and the availability of patent protection. To the extent that the Company's products and services do not reflect technological advances, the Company's ability to compete in those products and services could be adversely affected.

         In the area of Quality Control Products, the Company competes in the United States primarily with NABI (formerly North American Biologicals, Inc.) in Run Controls and Quality Control Panel products, and Dade International and Blackhawk Biosystems Inc. in Run Controls. In Europe, the Netherlands Red Cross has recently begun offering several Run Control and panel products. The Company believes that all three of these competitors currently offer a more limited line of products than the Company, although there can be no assurance these companies will not expand their product lines.


         In the Diagnostic Components area, the Company competes against integrated plasma collection and processing companies such as Serologicals, Inc. and NABI, as well as smaller, independent plasma collection centers and brokers of plasma products. In the Diagnostic Components area, the Company competes on the basis of quality, breadth of product line, technical expertise and reputation.


         In the Specialty Clinical Laboratory Testing services portion of the Company's business, it competes with large national reference laboratories, such as LabCorp of America, Corning Clinical Laboratories and SmithKline Beecham Clinical Laboratories, as well as several independent regional laboratories, hospital laboratories, government contract laboratories and large research institutions. The Company believes that by focusing on the specialty clinical laboratory market, it is able to offer its customers a higher value-added service on the more complex diagnostic tests than the larger national reference laboratories.

INTELLECTUAL PROPERTY

         None of the Company's Quality Control Products or Diagnostic Components have been patented. The Company has decided to hold as trade secrets current technology used to prepare Basematrix and other blood-based products. The Company relies primarily on a combination of trade secrets and non-disclosure and confidentiality agreements, and in certain limited circumstances, patents, to establish and protect its proprietary rights in its technology and products. There can be no assurance that others will not independently develop or otherwise acquire the same, similar or more advanced trade secrets and know-how.

         The Company has two United States patents and, jointly with UNC, has filed three series of United States and foreign patent applications relating to compounds, pharmaceutical compositions and therapeutic methods in connection with the Company's drug discovery program at UNC.

         The Company has no reason to believe that its products and proprietary methods infringe the proprietary rights of any other party. There can be no assurance, however, that other parties will not assert infringement claims in the future.


GOVERNMENT REGULATION


         The manufacture and distribution of medical devices, including products manufactured by the Company that are intended for in vitro diagnostic use, are subject to extensive government regulation in the United States and in other countries.


         In the United States, the Food, Drug, and Cosmetic Act ("FDCA") prohibits the marketing of in vitro diagnostic products until they have been cleared or approved by the FDA, a process that is time-consuming, expensive, and uncertain. In vitro diagnostic products must be the subject of either a premarket notification clearance (a "510(k)") or an approved premarket approval application ("PMA"). With respect to devices reviewed through the 510(k) process, a Company may not market a device for diagnostic use until an order is issued by FDA finding the product to be substantially equivalent to a legally marketed device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial period of review. With respect to devices reviewed through the PMA process, a Company may not market a device until FDA has approved a PMA application, which must be supported by extensive data, including preclinical and clinical trial data, literature, and manufacturing information to prove the safety and effectiveness of the device.

         The Company's Accurun Run Controls, when marketed for diagnostic use, have been classified by the FDA as medical devices. The Accurun 1(R) Multi-Marker Run Control, which include eight analytes, has been cleared through the 510(k) process. The Company expects that, in the future, most of its products that need FDA premarket review also will be reviewed through the 510(k) process. The FDA could, however, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to FDA. There can be no assurance that the Company will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.


         All of the Company's Quality Control Products, with the exception of Accurun 1(R), are marketed "for research use only," which do not require FDA premarket clearance or approval, and not for diagnostic uses, which do require FDA premarket clearance or approval. The labeling of these products limits their use to research. It is possible, however, that some purchasers of these products may use them for diagnostic purposes despite the Company's intended use. In these circumstances, the FDA could allege that these products should have been cleared or approved by the FDA prior to marketing, and initiate enforcement action against the Company, which could have a material adverse effect on the Company.


         Once cleared or approved, medical devices are subject to pervasive and continuing regulation by the FDA, including, but not limited to, good manufacturing practices ("GMP") regulations governing testing, control, and documentation; and reporting of adverse experiences with the use of the device. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections. FDA regulations require agency clearance or approval for certain changes if they do or could affect the safety and effectiveness of the device, including, for example, new indications for use, labeling changes or changes in design or manufacturing methods. In addition, both before and after clearance or approval, medical devices are subject to certain export and import requirements under the FDCA. Product labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may be promoted by the Company only for their approved use. Failure to comply with these and other regulatory requirements can result, among other consequences, in failure to obtain premarket approvals, withdrawal of approvals, total or partial suspension of product distribution, injunctions, civil penalties, recall or seizures of products and criminal prosecution.


         The Company believes that its Quality Control Panels are not regulated by the FDA because they are not intended for diagnostic purposes. The Company believes that its Diagnostic Components, which are components of in vitro diagnostic products, may be subject to certain regulatory requirements under the FDCA and other laws administered by the FDA, but do not require that the Company obtain a premarket approval or clearance. There can be no assurance, however, that the FDA would agree or that the FDA will not adopt a different interpretation of the FDCA or other laws it administers, which could have a material adverse effect on the Company.


         Laws and regulations affecting some of the Company's products are in effect in many of the countries in which the Company markets or intends to market its products. These requirements vary from country to country. Member states of the European Economic Area (which is composed of the European Union members and the European Free Trade Association members) are in the process of adopting various product and services "Directives" to address essential health, safety, and environmental requirements associated with the subject products and services. The "Directives" cover both quality system requirements (ISO Series 9000 Standards) and product and marketing related requirements. In addition, some jurisdictions have requirements related to marketing of the Company's products. There can be no assurance that the Company will be able to obtain any regulatory approvals required to market its products on a timely basis, or at all. Delays in receipt of, or failure to receive such approvals, or the failure to comply with regulatory requirements in these countries or states could lead to compliance action, which could have a material adverse effect on the Company's business, financial condition, or results of operations.


         The Company's service-related business (clinical trials, infectious disease testing, and contract research) is subject to other national and local requirements. The Company's facilities are subject to review, inspection, licensure or accreditation by some states, national professional organizations (College of American Pathologists), and other national regulatory agencies (Health Care Financing Administration). Studies to evaluate the safety or effectiveness of FDA regulated products (primarily human and animal drugs or biologics) must also be conducted in conformance with relevant FDA requirements, including Good Laboratory Practice ("GLP") regulations, investigational new drug or device regulations, Institutional Review Board ("IRB") regulations and informed consent regulations.


         The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the U.S. Department of Health and Human Services ("HHS") applicable to the category of examination or procedure performed.


         The Company currently holds permits issued by HHS (CLIA license), Centers for Disease Control and Prevention (Importation of Etiological Agents or Vectors of Human Diseases), the U.S. Department of Agriculture (Importation and Transportation of Controlled Materials and Organisms and Vectors) and the U.S. Nuclear Regulatory Commission (in vitro testing with byproduct material under general license, covering the use of certain radioimmunoassay test methods).


         The Company is also subject to government regulation under the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Atomic Energy Act, and other national, state and local restrictions relating to the use and disposal of biohazardous, radioactive and other hazardous substances and wastes. The Company is an exempt small quantity generator of hazardous waste and has a U.S. Environmental Protection Agency identification number. The Company is also registered with the U.S. Nuclear Regulatory Commission for use of certain radioactive materials. The Company is also subject to various state regulatory requirements governing the handling of and disposal of biohazardous, radioactive and hazardous wastes. The Company has never been a party to any environmental proceeding.


         Internationally, some of the Company's products are subject to additional regulatory requirements, which vary significantly from country to country. Each country in which the Company's products and services are offered must be evaluated independently to determine the country's particular requirements. In foreign countries, the Company's distributors are generally responsible for obtaining any required government consents.


EMPLOYEES


         As of December 31, 1996 the Company employed 191 persons, all of whom were located in the United States. Eighty of these persons were employed in West Bridgewater, Massachusetts, 62 in New Britain, Connecticut, and 49 at the Rockville, Maryland site. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it has a satisfactory relationship with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth the names, ages and positions of the current executive officers of the Registrant as of December 31, 1996:


      NAME                                     AGE                   POSITION
      ----                                     ---                   --------
    Richard T. Schumacher                      46                    President; Chief Executive Officer and
                                                                     Chairman of the Board

    Kevin W. Quinlan                           46                    Senior Vice President, Finance; Chief
                                                                     Financial Officer; Treasurer and Director

    Patricia E. Garrett, Ph.D.                 53                    Senior Vice President, Regulatory Affairs
                                                                     & Strategic Programs

    Mark M. Manak, Ph.D.                       45                    Senior Vice President, Research and
                                                                     Development

    Richard C. Tilton, Ph.D.                   60                    Senior Vice President, Specialty
                                                                     Laboratory Services

    Barry M. Warren                            49                    Senior Vice President, Sales & Marketing

    Ronald V. DiPaolo, Ph.D.                   52                    Vice President of Operations





         Mr. Schumacher, the founder of the Company, has been the President since 1986, and Chief Executive Officer and Chairman since 1992. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Science Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in zoology from the University of New Hampshire.


         Mr. Quinlan, a Director of the Company since 1986, has been Senior Vice President, Finance, Treasurer, and Chief Financial Officer since January 1993. From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc. a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand from 1975 to 1980. Mr. Quinlan is a certified public accountant and received a M.S. in accounting from Northeastern University and a B.S. in economics from the University of New Hampshire.


         Dr. Garrett has been Senior Vice President, Regulatory Affairs & Strategic Programs since 1988. From 1980 to 1987, Dr. Garrett served as the
Technical Director of the Chemistry Laboratory, Department of Laboratory Medicine at the Lahey Clinic Medical Center. Dr. Garrett earned her Ph.D. from the University of Colorado and was a postdoctoral research associate at Harvard University, Oregon State University, Massachusetts Institute of Technology and the University of British Columbia.


         Dr. Manak has served as Senior Vice President, Research and Development since 1992. From 1980 to 1992, he served as Senior Research Scientist, Molecular Biology, of Biotech Research Laboratories. Dr. Manak received his Ph.D. in biochemistry from the University of Connecticut and completed postdoctoral research work in biochemistry/virology at Johns Hopkins University.


         Dr. Tilton has served as Senior Vice President, Specialty Laboratory Services since the Company's acquisition of BBI Clinical Laboratories, Inc. ("BBICL") in 1993 and was one of the founders of BBICL, where he served as President from 1989 to 1993. Dr. Tilton has 25 years of experience in university hospital clinical microbiology laboratories and is board certified in medical and public health microbiology. Dr. Tilton received his Ph.D. in microbiology from the University of Massachusetts.


         Mr. Warren has served as Senior Vice President, Sales & Marketing since 1993. From 1985 to 1993, Mr. Warren served as Group Director of Marketing of Organon Teknika, a manufacturer of infectious disease reagents. Mr. Warren received an M.A. in political science from Loyola University of Chicago and a B.A. from Loyola University.


         Dr. DiPaolo has been Vice President of Operations since 1993. Prior to joining the Company, Dr. DiPaolo served as Vice President and General Manager of the Biomedical Products Division of Collaborative Research, a medical research products company from 1986 to 1989. From 1975 to 1986 he was employed by DuPont New England Nuclear, an in vitro test kit manufacturer. Dr. DiPaolo received his Ph.D. in biochemistry from Massachusetts Institute of Technology and later completed postdoctoral research at the Eunice Shriver Center in Waltham, Massachusetts.


         Officers are elected by, and serve at the pleasure of, the Board of Directors.


ITEM 2.  PROPERTIES.


         The Company's corporate offices and manufacturing facilities are located in a two story, 22,500 square foot building in West Bridgewater, Massachusetts. The Company owns and operates this building. The Company is currently expanding the manufacturing capacity by approximately 7,500 square feet, and believes that following these renovations, its facility in West Bridgewater will be sufficient to meet its foreseeable needs.


         The Company leases its laboratory facilities in Rockville, Maryland and New Britain, Connecticut. The Rockville facility contains 21,000 square feet and is occupied under a five-year lease that is due to expire on June 30, 1997. The Company is currently considering extending the lease for an additional period, as well as relocating its laboratory. The New Britain facility has 15,000 square feet, most of which is dedicated to laboratory space. The lease is for five years and is due to expire on July 30, 2000; the Company has an option to renew for an additional five years.


ITEM 3.  LEGAL PROCEEDINGS.


         There are no material legal proceedings pending against the Company or its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matter was submitted during the fourth quarter of fiscal 1996 to a vote of security holders of the Company.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS.


         The Company completed an initial public offering of its Common Stock, $.01 par value, (the "Common Stock") on October 31, 1996. The Common Stock is listed on the NASDAQ National Market under the symbol "BBII". For the period from October 31, 1996 through December 31, 1996, the high and low closing prices of the Company's Common Stock on NASDAQ were 8 1/2 and 6 3/4, respectively.


         As of December 31, 1996, there were 20,000,000 shares of Common Stock authorized of which 4,378,157 shares of Common Stock were outstanding, held of record by approximately 166 stockholders.


         The Company has not declared or paid any dividends on its Common Stock. Payment of dividends on Common Stock is restricted under the Company's loan agreement with its bank.

ITEM 6.  SELECTED FINANCIAL DATA

         The statement of income data for each of the fiscal years in the four year period ended December 31, 1996, and the balance sheet data as of December 31, 1993, 1994, 1995 and 1996, have been derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. The statement of income data of the Company for the fiscal year ended December 31, 1992 and the balance sheet data as of December 31, 1992 have been derived from consolidated financial statements of the Company which have been audited by other independent public accountants. This data should be read in conjunction with "Item 8"--"Consolidated Financial Statements and Supplementary Data", and "Item 7"--"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.





                                                                YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                    1996       1995      1994       1993      1992
                                                                                   (2)(3)      (1)
                                                   --------   --------  --------   --------  --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:

REVENUE:
    Product sales                                  $ 8,470     $6,622    $5,982     $3,942    $2,955
    Services
                                                     7,039      5,649     4,741      5,215     1,680
                                                   --------   --------  --------   --------  --------
         Total revenue                              15,509     12,271    10,723      9,157     4,635
                                                   --------   --------  --------   --------  --------

COSTS AND EXPENSES:
    Cost of product sales                            4,252      3,564     3,194      2,088     1,638
    Cost of services                                 4,856      4,168     3,416      3,965     1,443
    Research and development                           797        375       469        279       222
    Selling and marketing                            2,188      1,340     1,192        894       353
    General and administrative                       2,401      2,316     2,047      1,619       745
                                                   --------   --------  --------   --------  -------
         Total operating costs and expenses         14,494     11,763    10,318      8,845     4,401
                                                   --------   --------  --------   --------  --------
         Income from operations                      1,015        508       405        312       234
Interest expense, net                                  213        336       244        179       113
                                                   --------   --------  --------   --------  --------
    Income before income taxes and                     802        172       161        133       121
      extraordinary item
Provision for income taxes                            (321)       (69)      (64)       (41)      (45)
                                                   --------   --------  --------   --------  --------
    Income before extraordinary item                   481        103        97         92        76
Extraordinary item-gain on elimination of debt,
net of income taxes                                     --         --        --         50        --
                                                   --------   --------  --------   --------  --------
    Net income                                     $   481     $  103   $           $  142   $    76
                                                                             97
                                                   --------   --------  --------   --------  --------
Net income per share(4)                            $  0.14     $ 0.04   $  0.04     $ 0.06    $ 0.04
Weighted average common and common equivalent
     shares outstanding(4)                           3,340      3,151     2,587      2,438     2,160



                                                                  DECEMBER 31,
                                                --------------------------------------------------
                                                 1996       1995      1994       1993      1992
                                                --------   --------  --------   --------  --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:

Working capital(5)                              $12,836     $4,829    $4,686    $ 3,612    $2,457
Total assets                                     19,798      9,928     8,076      6,870     4,828
Long term debt, less current                         41      4,216     3,180      2,381     1,760
maturities(5)
Total stockholders' equity                       16,290      3,187     3,041      2,762     1,837
Dividends                                            --         --        --         --        --



------------------

(1) Effective July 1, 1992, the Company acquired through its BTRL subsidiary the net assets of a division of Cambridge Biotech Corporation for $762,000 which increased 1992 revenues by $1,450,000.
(2) On June 30, 1993, the Company exercised its option to pre-pay the acquisition note in connection with the 1992 purchase of BTRL at a substantial discount from the balance due, resulting in an extraordinary gain of $50,000 net taxes of $33,000. The 1993 net income per share before such extraordinary gain was $0.04.
(3) Effective January 1, 1993, the Company acquired the net assets of North American Laboratory Group Ltd., Inc. for $425,000, which increased 1993 revenues by $2,019,000.
(4) The effect of the common stock equivalents on net income per share has been excluded from the calculation for years ended December 31, 1992 through 1994 as its inclusion was antidilutive.
(5) The Company's demand line of credit with outstanding amounts of $1,091,000 and $1,895,000 as of December 31, 1992 and 1993, respectively, has been presented as part of long-term debt (and excluded from current liabilities in calculating working capital) for 1992 and 1993 to be consistent with its reclassification to long-term debt in 1994, 1995 and 1996 due to a modification of its maturity date.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company generates revenue from products and services provided to the in vitro diagnostic infectious disease industry. Products consist of three groups: Quality Control Panels, Accurun(TM) Run Controls and Diagnostic Components. Services consist of Specialty Clinical Laboratory Testing, Contract Research, Clinical Trials and Drug Screening. In the three full years since the Company's acquisition of Biotech Research Laboratories ("BTRL") and BBI Clinical Laboratories, Inc. ("BBICL"), the Company has experienced a shift in revenue mix towards increased product sales, as product revenue as a percentage of total revenue increased from 43.1% in 1993 to 54.6% in 1996, with a corresponding decrease in the percentage of total revenue provided by services.

         The Company's gross profit margin increased from 33.9% in 1993 to 41.3% in 1996 principally as a result of the increased percentage of higher margin product revenues. Within products, the Company's Quality Control Products (Accurun(TM) Run Controls and Quality Control Panels) have higher margins than the Company's Diagnostic Components. Within services, Contract Research gross margins are lower than other services. However, such contracts enable the Company to maintain certain scientific staff and capability that it might otherwise not be able to afford. The Company intends to continue to concentrate on the growth in sales of its Quality Control Products.

         Historically, the Company's results of operations have been subject to quarterly fluctuations due to a variety of factors, including customer purchasing patterns, primarily driven by end-of-year expenditures, and seasonal demand during the summer months for certain laboratory testing services. In particular, the Company's sales of its Quality Control Products and Diagnostic Components typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas Specialty Clinical Laboratory Testing has generally reached a seasonal peak during the third quarter, coinciding with the peak incidence of Lyme Disease. Research Contracts are generally for large dollar amounts spread over a one or two year period, and upon completion, frequently do not have renewal phases. As a result they can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company's technical staff work on both Contract Research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in Contract Research.

         To develop new Quality Control Products and support increased sales, the Company hired additional research and development staff in the second half of 1995 and sales and marketing staff in 1996. The Company intends to continue to add staff to these departments. This should cause both research and development and selling and marketing expenses to increase as a percentage of revenue in 1997, compared to 1996. General and administrative expenses are not expected to increase at the same rate, as the Company has already incurred significant infrastructure expenses.

         The Company does not have any foreign operations. However, the Company does have significant export sales to agents under distribution agreements, as well as directly to test kit manufacturers. All sales are denominated in U.S. dollars. Export sales for the years ended December 31, 1994, 1995, and 1996 were $2.3 million, $3.1 million, and $3.9 million, respectively. The Company expects that export sales will continue to be a significant source of revenue and operating income.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                                YEAR ENDED DECEMBER 31
                                           1996          1995         1994
                                           ----          ----         ----
Revenue:
    Products                               54.6%         54.0%        55.8%
    Services                               45.4          46.0         44.2
                                           ----          ----         ----
           Total revenue                  100.0         100.0        100.0
Gross profit                               41.3          37.0         38.4
Operating expenses:
    Research and development                5.1           3.1          4.4
    Selling and marketing                  14.1          10.9         11.1
    General and administrative             15.5          18.9         19.1
                                           ----          ----         ----
           Total operating expenses        34.7          32.9         34.6
                                           ----          ----         ----
    Income from operations                  6.5           4.1          3.8
Interest expense                            1.4           2.7          2.3
                                            ---           ---          ---
    Income before income taxes              5.1           1.4          1.5
    Net income                              3.1           0.8          0.9
                                            ===           ===          ===
Product gross profit                       49.8%         46.2%        46.6%
Services gross profit                      31.0%         26.2%        28.0%





YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total revenue  increased  26.4%, or $3,239,000,  to $15,509,000 in 1996 from $12,271,000 in 1995. The increase in revenues was the result of a 27.9% increase in product revenues of $1,848,000 to $8,470,000 from $6,622,000, and a 24.6% increase in service revenues of $1,390,000 to $7,039,000 from $5,649,000 in 1995. The increase in product revenue was attributable to an increase in the volume of sales of Quality Control Products, particularly Accurun. The increase in service revenue was primarily the result of increased volume of specialty clinical laboratory testing and a favorable mix shift towards higher priced molecular testing, and the impact of two new research contracts. This was partially offset by lower volume of clinical trial services.

         Gross profit  increased  41.0%,  or $1,862,000,  to $6,400,599 for 1996 from $4,539,000 in 1995. Products gross profit increased 38.0%, or $1,160,000, to $4,217,000 in 1996 from $3,057,000 in 1995 as the products sales increase was positively impacted by an increase in products gross profit margin (to 49.8% in 1996 from 46.2%). The products gross margin increase was a result of a favorable mix shift towards Accurun sales. Services gross profit increased 47.3%, or $701,000, to $2,183,000 in 1996 from $1,481,000 in 1995 as the testing volume increased at a faster rate than laboratory headcount increased, and thereby caused the services gross profit margin to increase to 31.0% in 1996 from 26.2% in 1995.

         Research and development expenditures increased 112.1%, or $421,000, to $797,000 in 1996 from $376,000 in 1995. The increase resulted from increased costs of personnel hired in the second half of 1995 to step-up the rate of new product introductions, and increased research project expenditures. Development projects included Accurun(TM), molecular and immunological Run Controls, specialized molecular assays, and expenditures related to the Company's drug discovery program.

         Selling and marketing expenses increased 63.3%, or $848,000, to $2,188,000 in 1996 from $1,340,000 in 1995. The increase was attributable primarily to additional sales and marketing staff and overhead; increased advertising, promotion, trade show and travel expenses due to the commencement of the Company's "Total Quality System" (TQS) marketing campaign; and costs associated with participation by the Company's Specialty Clinical Laboratory in the Roche Diagnostics' Amplicor( Access program in connection with Roche's launch of their new FDA approved HIV PCR test kit. The

Amplicor( kit is primarily used to monitor the HIV viral load (level) in patients prior to and during drug therapy.

         General and administrative costs increased 3.7%, or $85,000, to $2,401,000 in 1996 from $2,316,000 in 1995. This increase was attributable primarily to additional staffing in support of revenue growth and higher reserve provisions for doubtful accounts associated with the increased volume of revenue related to testing in situations in which payment to the Company depends on collecting from the patient rather than a healthcare institution.

         Net interest expense decreased 36.6%, or $123,000, to $213,000 in 1996 from $336,000 in 1995, as the proceeds from the Company's initial public offering were used to pay down almost all debt in early November, and the remaining amount invested in short term, investment grade securities.

YEARS ENDED DECEMBER 31, 1995 AND 1994

         Total revenue  increased  14.4%, or $1,548,000,  to $12,271,000 in 1995 from $10,723,000 in 1994. The increase in revenues was the result of a 10.7% increase in product revenues of $640,000 to $6,622,000 from $5,981,000, and a 19.1% increase in service revenues of $908,000 to $5,649,000 from $4,741,000 in 1995 compared to 1994. The increase in product revenue was attributable to an increase in prices at the beginning of 1995 and an increase in the volume of sales of Quality Control Products and Basematrix (part of the Diagnostic
Components group), which increase was partially offset by the absence of revenues in 1995 from two OEM Quality Control Panel contracts which were completed in 1994. The Company also reduced emphasis on certain lower margin Diagnostic Components as it focused more effort on sales of its proprietary
Basematrix product, which carries a higher margin. During 1995, the Company reorganized its sales and marketing department and believes that this had an adverse effect on sales growth for the period. The increase in service revenue was primarily the result of increased specialty clinical laboratory testing, two new research contracts and increased clinical trial services, particularly in the area of HIV.

         Gross profit increased 10.4%, or $426,000, to $4,539,000 for 1995 from $4,113,000 in 1994. Products gross profit increased 9.7%, or $270,000, to $3,057,000 in 1995 from $2,787,000 in 1994 as the products sales increase was offset by a small decrease in products gross profit margin (to 46.2% in 1995 from 46.6%). The products gross margin decrease was a result of a small increase in material handling personnel costs. Services gross profit increased 11.8%, or $156,000, to $1,481,000 in 1995 from $1,326,000 in 1994 as the sales increase was offset by a decrease in services gross profit margin to 26.2% in 1995 from 28.0% in 1994. Services gross margin declined primarily as a result of increased personnel costs in the specialty clinical laboratory and an increase in contract research activities, which carry a lower margin.

         Research and development expenditures decreased 20.0%, or $94,000, to $376,000 in 1995 from $469,000 in 1994. The decrease resulted from certain technical staff being utilized for Company sponsored research and development in 1994 and Contract Research in 1995. Development projects included Accurun(TM), molecular and immunological Run Controls, specialized molecular assays, and the development of a second generation Lyme Disease western blot test kit for internal use by the Company's specialty testing laboratory.

         Selling and marketing expenses increased 12.4%, or $148,000, to $1,340,000 in 1995 from $1,192,000 in 1994. The increase was primarily attributable to additional sales and marketing staff and overhead, partially offset by lower trade show and travel expenses as the Company realized greater benefits from its distributor network.

         General and administrative costs increased 13.1%, or $269,000, to $2,316,000 in 1995 from $2,047,000 in 1994. This increase was primarily attributable to additional staffing in support of revenue growth and higher reserve provisions for doubtful accounts associated with the increased volume of revenue related to testing in situations where payment to the Company depends on collecting from the patient rather than a healthcare institution. These increases were partially offset by lower professional fees. Also included in general and administrative expense was approximately $60,000 of nonrecurring costs associated with the move of the specialty testing laboratory into a larger, custom-designed facility.

         Interest expense increased 37.8%, or $92,000, to $336,000 in 1995 from $244,000 in 1994, as the Company funded its working capital needs primarily through increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         On October 31, 1996 the Company's Common Stock commenced trading on the NASDAQ as a result of its initial public offering of its common stock ("IPO"), selling 1,600,000 shares at $8.50 per share. Net proceeds received after underwriting discounts, commissions and offering costs was approximately
$11,633,000. On November 5, 1996, the Company repaid substantially all of its outstanding bank debt which totaled approximately $3.9 million.

         The Company has financed its operations to date through cash flow from operations, borrowings from banks and sales of equity. With the repayment of debt from the IPO proceeds, the Company expects its cash flow and cash position to meet existing operational needs, although amounts repaid on its Revolving Line of Credit Agreement (the "Revolver") will be available for reborrowing as needed.

         Net cash provided by operations for 1996 was $1,460,000 as compared to cash used in operations of $29,000 in 1995. This increase in cash flow was primarily attributable to an increase in net income, improved working capital position, and an increase in deferred revenue from a payment of $306,000 under a research contract for future clinical trial services. Cash flow used in operations in 1994 was $554,000 as working capital needs due to sales growth exceeded cash generated from net income adjusted by non cash expenses.

         Cash used in investing activities for 1996, 1995 and 1994 amounted to $1,412,000, $1,320,000, and $405,000, respectively. In addition to equipment purchases in 1996, the Company purchased common stock in BioSeq, Inc. for $732,500 which represents an ownership position of approximately 14% in BioSeq, Inc. The increased use of cash in 1995 compared to 1994 was the result of the purchase of the Company's West Bridgewater facility.

         During 1996, net cash generated from common stock issued, including the IPO, approximated $12,600,000. This was used to pay down net debt of $4,577,000. Net cash provided by borrowings for 1995 and 1994 amounted to $1,240,000 and $846,000, and net proceeds from the sale of Common Stock for the same periods amounted to $176,000 and $170,000, respectively. The proceeds of such debt were used for working capital, to acquire the West Bridgewater property and to purchase capital equipment.

         In 1996, 1995 and 1994 capital expenditures amounted to $669,000, $1,316,000, and $405,000, respectively. In 1995, $806,000 of the Company's capital expenditures related to the purchase of the West Bridgewater facility.

         On April 26, 1996 the Company entered into a new five year distribution agreement with Kyowa Medex, Co., Ltd., a foreign distributor, extending a six year old relationship. Simultaneously, Kyowa Medex, Co., Ltd. purchased 117,647 shares of the Company's Common Stock at a price of $8.50 per share.

         The Company anticipates capital expenditures to increase over the near term as it expects to use approximately $1.0 million from the IPO proceeds to expand its manufacturing capacity in West Bridgewater during 1997, of which approximately $500,000 will be spent on building expansion and approximately $500,000 will be spent on equipment. The Company expects to make a final investment in BioSeq in 1997 of $750,000 which will increase its ownership position to 19.9%. This final payment is mandated if BioSeq attains certain technical milestones by July 31, 1997, and at the Company's option by December 31, 1997 if such milestones are not achieved. The Company believes that existing cash balances, the borrowing capacity available under the Revolver, and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for the foreseeable future. Except for purchase orders in connection with the manufacturing expansion, and the BioSeq investment described above, there were no material financial commitments for capital expenditures as of December 31, 1996.

         In March 1997, the Company entered into an Asset Purchase Agreement with Source Scientific, Inc. to acquire substantially all of their assets. Also in March, the Company entered into a new line of credit agreement with its bank replacing the Revolver. See Note 12 to the Company's Notes to Consolidated Financial Statements in Item 8 hereunder.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which requires the presentation of basic and diluted earning per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. The Company will adopt SFAS 128 as of December 15, 1997 and upon adoption, will restate all prior period EPS data presented. The Company has not yet quantified what the impact of SFAS 128 will be on EPS.


FORWARD - LOOKING INFORMATION


         The Annual Report on Form 10-K contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Annual Report on Form 10-K that actual results might differ materially from those projected in the forward-looking statements contained herein.


         Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; inability of Source Scientific, Inc. to repay the $650,000 loan made by the Company; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the Company has made a significant investment; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                           -------------------------------
                                                                               1996             1995
                                                                           --------------   --------------

                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $   8,082,642    $      11,463
    Accounts receivable, less allowances of $352,058 in 1996 and
       $142,372 in 1995                                                         3,415,994        3,075,870
    Inventories (Note 2)                                                        4,180,334        3,676,851
    Prepaid expense and other                                                     239,950          254,199
    Deferred income taxes (Note 7)                                                283,200          110,766
                                                                           --------------   --------------
                Total current assets                                           16,202,120        7,129,149
                                                                           --------------   --------------

Property and equipment, net (Note 3)                                            2,699,158        2,614,982

OTHER ASSETS:
    Long term investment (Note 4)                                                 732,500              -
    Goodwill and other intangibles, net (Note 1)                                   95,302          100,820
    Notes receivable and other                                                     69,234           83,422
                                                                           --------------   --------------
                                                                                  897,036          184,242
                                                                           --------------   --------------
              TOTAL ASSETS                                                  $  19,798,314    $   9,928,373
                                                                           ==============   ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long term debt (Note 6)                           $      12,820    $     436,509
    Accounts payable                                                              991,839          745,216
    Accrued compensation                                                          840,666          395,755
    Accrued income taxes                                                          427,140           36,582
    Other accrued expenses                                                        264,262          303,820
    Deferred revenue                                                              829,477          523,401
                                                                           --------------   --------------
                Total current liabilities                                       3,366,204        2,441,283
                                                                           --------------   --------------

LONG-TERM LIABILITIES:
    Long-term debt, less current maturities (Note 6)                               40,948        4,215,501
    Deferred income taxes (Note 7)                                                101,580           84,641

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 10):
    Common stock, $.01 par value; authorized 20,000,000 shares in
       1996 and 1995; issued and outstanding 4,378,157 in 1996 and issued
       2,640,417 in 1995                                                           43,782           26,404
    Additional paid-in capital                                                 15,258,656        2,798,620
    Retained earnings                                                             987,144          505,924
                                                                           --------------   --------------
                                                                               16,289,582        3,330,948
    Less treasury stock, at cost-80,000 shares in 1995 and none in 1996                -          (144,000)

                                                                           --------------   --------------
                Total stockholders' equity                                     16,289,582        3,186,948
                                                                           --------------   --------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  19,798,314    $   9,928,373
                                                                           ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                            Years Ended December 31,
                                                  --------------------------------------------
                                                      1996            1995           1994
                                                  --------------  -------------  -------------
REVENUE:
     Product sales                                  $ 8,469,890    $ 6,621,631    $ 5,981,378
     Services                                         7,039,406      5,649,099      4,741,376
                                                  --------------  -------------  -------------
            Total revenue                            15,509,296     12,270,730     10,722,754

COSTS AND EXPENSES:
     Cost of product sales                            4,252,068      3,564,241      3,194,217
     Cost of services                                 4,856,630      4,167,625      3,415,777
     Research and development                           796,805        375,712        469,358
     Selling and marketing                            2,188,152      1,339,792      1,191,573
     General and administrative                       2,400,681      2,315,814      2,047,256
                                                  --------------  -------------  -------------
            Total operating costs and expenses       14,494,336     11,763,184     10,318,181

            Income from operations                    1,014,960        507,546        404,573

Interest expense, net                                   212,969        335,899        243,694
                                                  --------------  -------------  -------------

            Income before income taxes                  801,991        171,647        160,879

Provision for income taxes (Note 7)                    (320,771)       (68,657)       (64,351)
                                                  --------------  -------------  -------------

            Net income                             $    481,220    $   102,990    $    96,528
                                                  ==============  =============  =============

            Net income per share                   $       0.14    $      0.04    $      0.04
                                                  ==============  =============  =============

Weighted average common and common
   equivalent shares outstanding                        3,340,236       3,151,477      2,587,137


The accompanying notes are an integral part of these consolidated financial statements


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                  Common Stock
                                             ------------------------
                                                                        Additional                                   Total
                                                           $.01 Par       Paid-In       Retained      Treasury   Stockholders'
                                               Shares        Value        Capital       Earnings       Stock         Equity
                                             ------------  ----------  --------------  ------------  ----------- ---------------
BALANCE, December 31, 1993                     2,525,028    $ 25,250    $  2,430,100    $  306,406         -      $   2,761,756
    Issuance of common stock                      29,862         299         139,403                                    139,702
    Stock options and warrants exercised          23,975         240          30,197                                     30,437
    Tax benefit of stock options exercised                                    12,800                                     12,800
    Net income                                                                              96,528                       96,528
                                             ------------  ----------  --------------  ------------  ----------- ---------------
BALANCE, December 31, 1994                     2,578,865      25,789       2,612,500       402,934         -          3,041,223
    Issuance of common stock                       8,535          85          58,160                                     58,245
    Stock options and warrants exercised          47,200         472         117,068                                    117,540
    Conversion of note payable                     5,817          58           9,542                                      9,600
    Treasury stock purchased - 80,000 shares                                                           (144,000)       (144,000)
    Tax benefit of stock options exercised                                     1,350                                      1,350
    Net income                                                                             102,990                      102,990
                                             ------------  ----------  --------------  ------------  ----------- ---------------
BALANCE, December 31, 1995                     2,640,417      26,404       2,798,620       505,924     (144,000)      3,186,948
    Issuance of common stock, net of
      issuance costs                           1,637,647      16,377      12,371,469                    144,000      12,531,846
    Stock options and warrants exercised          85,760         858          67,210                                     68,068
    Conversion of note payable                    14,333         143          21,357                                     21,500
    Net income                                                                             481,220                      481,220
                                             ------------  ----------  --------------  ------------  ----------- ---------------
BALANCE, December 31, 1996                     4,378,157    $ 43,782    $ 15,258,656     $ 987,144         -       $ 16,289,582
                                             ============  ==========  ==============  ============  =========== ===============



The accompanying notes are an integral part of these consolidated financial statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         Years Ended December 31,
                                                                 ------------------------------------------
                                                                     1996          1995           1994
                                                                 -------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $   481,220    $  102,990    $    96,528
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                                     600,495       441,356        360,512
    Provision for doubtful accounts                                   247,080       181,084        102,099
    Deferred rent                                                     (87,152)      (45,792)         5,908
    Deferred income taxes                                            (155,495)      (61,765)       (42,798)
    Tax benefit of stock options exercised                                  -         1,350         12,800
Changes in operating assets and liabilities:
    Accounts receivable                                              (587,204)     (997,112)      (529,157)
    Note receivable and other assets                                   14,188       (61,343)        (3,720)
    Inventories                                                      (503,483)      (67,335)      (567,420)
    Prepaid expenses                                                   14,249       (98,082)        (3,500)
    Accounts payable                                                  246,623       (42,190)       (86,130)
    Accrued compensation and other expenses                           883,063        94,126        100,767
    Deferred revenue                                                  306,076       523,401              -
                                                                 -------------  ------------  -------------
        Net cash provided by (used in) operating activities         1,459,660       (29,312)      (554,111)
                                                                 -------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for additions to property and equipment                 (669,154)   (1,316,217)      (404,639)
    Purchase of intangible assets                                      (9,999)       (4,000)             -
    Purchase of long term investment                                 (732,500)            -              -
                                                                 -------------  ------------  -------------
        Net cash used in investing activities                      (1,411,653)   (1,320,217)      (404,639)
                                                                 -------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long term debt                                      226,300     1,517,867      1,734,425
    Repayments of long-term debt                                   (4,803,042)     (277,789)      (887,989)
    Proceeds of common stock issued                                13,581,315       175,785        170,139
    Offering costs associated with common stock issued               (981,401)            -              -
    Purchase of treasury stock                                              -      (144,000)             -
                                                                 -------------  ------------  -------------
        Net cash provided by financing activities                   8,023,172     1,271,863      1,016,575
                                                                 -------------  ------------  -------------

INCREASE (DECREASE) IN CASH:                                        8,071,179       (77,666)        57,825
    Cash, beginning of year                                            11,463        89,129         31,304
                                                                 -------------  ------------  -------------
    Cash, end of year                                             $ 8,082,642   $    11,463   $     89,129
                                                                 =============  ============  =============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Conversion of note payable to common stock                    $    21,500   $     9,600              -
    Noncash exercise of warrants to stockholder                   $   180,650             -              -

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                             $    85,460   $   168,994   $     33,718
    Interest paid                                                 $   300,587   $   331,495   $    254,133




The accompanying notes are an integral part of these consolidated financial statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Boston Biomedica, Inc. ("BBI") and Subsidiaries (together, the "Company") provide infectious disease diagnostic products, contract research and specialty infectious disease testing services to the in-vitro diagnostic industry, government agencies, blood banks, hospitals and other health care providers worldwide. The Company is subject to risks common to companies in the Biotechnology industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

         Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

  (I) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of BBI and its wholly-owned subsidiaries, Biotech Research Laboratories, Inc. ("BTRL") and BBI Clinical Laboratories, Inc. ("BBICL"). All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain amounts included in the prior year's financial statements may have been reclassified to conform to the current presentation.

  (II) USE OF ESTIMATES

         To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company records reserves for estimates regarding the collectability of accounts receivable as well as the net realizable value of its inventory. Actual results could differ from the estimates and assumptions used by management.

  (III) REVENUE RECOGNITION

         Product revenues are recognized as sales upon shipment of the products or, for specific orders at the request of the customer, on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, and transfer to the customers of all risks and rewards of ownership. Accounts receivable as of December 31, 1996 and 1995 include bill and hold receivables of $23,000 and $179,000, respectively.

         The Company periodically enters into barter transactions whereby the Company exchanges inventory for testing services. Revenue on these transactions are recognized when both the products have been shipped and the testing services have been completed and are recorded at the estimated fair market value of the inventory based upon standard Company prices. The revenue recognized on these transactions for the years ended December 31, 1996, 1995 and 1994 was $244,000, $213,000, and $192,000, respectively.

         Services are recognized as revenue upon completion of tests for specialty laboratory services.

         Revenue under long-term contracts, including funded research and development contracts, is recorded under the percentage of completion method, wherein costs plus profit is recorded as service revenue and billed monthly as the work is performed. Certain customers make advance payments that are deferred until revenue recognition is appropriate. Unbilled amounts for fee retainage are included in accounts receivable at December 31, 1996 and 1995, and are immaterial. When the current contract estimates indicate a loss, provision is made for the total anticipated loss. The Company does not believe there are any material collectability issues associated with these receivables.

         Total revenue related to funded research and development contracts was approximately $1,126,000, $728,000, and $660,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Total contract costs associated with these agreements were approximately $975,000, $575,000 and $511,000 for the years ended December 1996, 1995 and 1994, respectively.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  (IV) CASH AND CASH EQUIVALENTS

         The Company's policy is to invest available cash in short-term, investment grade, interest bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates market, and classified as cash equivalents. At December 31, 1996 the Company's cash equivalents consisted of $6,091,120 invested in a money market fund and a banker's acceptance of $1,991,522.

  (V) RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

  (VI) INVENTORIES

         Inventories are stated at the lower of average cost or net realizable value and include material, labor and manufacturing overhead.

  (VII) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. For financial reporting purposes, depreciation is recognized using accelerated and straight-line methods, allocating the cost of the assets over their estimated useful lives ranging from five years to ten years for certain manufacturing and laboratory equipment, five years for office equipment and management information systems, three years for automobiles and fifteen years for the building. Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the books. Any resulting gain or loss is credited or charged to income.

  (VIII) GOODWILL AND INTANGIBLES

         Goodwill results from excess of the purchase prices over the acquired net assets of BTRL and BBICL and is amortized on a straight line basis over ten years. Other intangibles primarily consist of patents, licenses, and intellectual property rights and are amortized over four to ten years.

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

  (IX) INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes arise from temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are recognized when realized using the flow through method of accounting.

  (X) CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, and accounts receivable. The Company places its cash in federally chartered banks, each of which is insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company limits credit risk in cash equivalents by investing only in short term, investment grade securities including money market funds restricted to such securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see also Note 5). The Company does not require collateral from its customers. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  (XI) DEFERRED REVENUE

           Deferred revenue consists of payments received from customers in advance of services performed.

  (XII) COMPUTATION OF NET INCOME PER SHARE

         Net income per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve month period prior to the initial filing of the Company's S-1 Registration Statement (August 23, 1996) have been included in the calculation as if they were outstanding for all periods using the treasury stock method and an initial public offering price of $8.50 per share. Fully diluted net income per common share is not presented as it does not differ from primary earnings per share.

  RECENT ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which requires the presentation of basic and diluted earning per share (EPS). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic EPS replaces primary EPS. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. The Company will adopt SFAS 128 as of December 15, 1997 and upon adoption, will restate all prior period EPS data presented. The Company has not yet quantified what the impact of SFAS 128 will be on EPS.

(2) INVENTORIES

         The Company purchases human plasma and serum from various private and commercial blood banks. Upon receipt, such purchases generally undergo comprehensive testing, and associated costs are included in the value of raw materials. Most plasma is manufactured into Basematrix and other diagnostic components to customer specifications. Plasma and serum with the desired antibodies or antigens are sold or manufactured into Quality Control Panels, Accurun(TM) run controls, and reagents ("Finished Goods"). Panels and reagents are unique to specific donors and/or collection periods, and require substantial time to characterize and manufacture due to stringent technical specifications. Panels play an important role in diagnostic test kit development, licensure and quality control. Panels are manufactured in quantities sufficient to meet expected user demand which may exceed one year. Inventory balances at December 31, 1996 and 1995 consist of the following:


                                             1996              1995
                                         --------------    --------------

Raw materials                             $  1,359,569      $  1,298,131
Work-in-process                                697,749           565,667
Finished goods                               2,123,016         1,813,053
                                         --------------    --------------
                                          $  4,180,334     $   3,676,851
                                         ==============    ==============

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 and 1995 consist of the following:



                                                1996              1995
                                            --------------    --------------
Laboratory equipment                         $  1,751,737      $  1,630,872
Management information systems                  1,247,190           834,768
Office equipment                                  394,957           332,496
Automobiles                                       196,663           178,465
Leasehold improvements                            122,419           108,892
Land, building and improvements                   956,386           941,175
                                            --------------    --------------
                                                4,669,352         4,026,668
Less accumulated depreciation                   1,970,194         1,411,686
                                            --------------    --------------

Net book value                               $  2,699,158      $  2,614,982
                                            ==============    ==============







         Depreciation expense for the years ended December 31, 1996 and 1995 was approximately $585,500, and $425,700, respectively.

(4) LONG TERM INVESTMENT

         In October 1996, the Company entered into a License Agreement, Purchase Agreement, Stockholders' Agreement and Warrant Agreement with BioSeq, Inc. ("BioSeq") a privately held, technology based development stage company.

         The Company has agreed to purchase convertible preferred stock equivalent to approximately 19% of the capital stock of BioSeq for an aggregate of $1,482,500 in three installments. Of the $1,482,500, $210,000 was invested at the date of the agreements and $522,500 was invested in November 1996. The Company must make the remaining $750,000 installment if BioSeq attains certain technical milestones by July 31, 1997. If such milestones are not attained by BioSeq by July 31, 1997, the Company will still have the option to make the remaining $750,000 investment until December 31, 1997. Under the operative documents, the Company has price anti-dilution protection, pre-emptive rights and the right to board representation. In addition, the Company was granted warrants to acquire additional shares of common stock of BioSeq for additional consideration under certain conditions, provided that this right is not exercisable to the extent it would cause the Company's ownership to equal or exceed 20%. The Company is accounting for its investment in BioSeq on the cost basis in accordance with the provisions of APB 18 since its cumulative investment is and must remain less that 20% of the equity of BioSeq and the Company does not exert significant influence or control. Due to the uncertainty of technology based development stage enterprises and in accordance with the provisions of SFAS 121, the Company will perform a periodic analysis of the investment to determine whether the carrying value of its investment in BioSeq has been impaired. If so determined, the Company would adjust the carrying value of its investment by taking a charge to earnings.

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

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) REVENUE FROM SIGNIFICANT CUSTOMERS AND EXPORT SALES

         The Company performs contract research and certain other services under contracts, subcontracts and grants from United States Government Agencies, primarily the National Institutes of Health ("NIH"). Revenue from such contracts, subcontracts and grants was approximately $1,920,000 in 1996, $1,628,000 in 1995 and $1,677,000 in 1994.

         Export  sales  accounted  for  approximately   $3,914,000,  or  25%  of
consolidated revenue in 1996; $3,104,000, or 25% in 1995; and $2,279,000, or 21%
in 1994.

(6) LONG TERM DEBT

         The Company's revolving line of credit ("Revolver") has a due date of June 30, 1998 and bears interest at prime plus 1/2%. Borrowings under the Revolver are limited to 80% of eligible accounts receivable plus the lesser of 40% of inventory or $1,500,000. The Company had $3,500,000 available under it's Revolver as of December 31, 1996. Amounts outstanding under the Revolver, if any, are collateralized by all of the Company's assets and a $2 million life insurance policy of an officer/stockholder. The Revolver contains covenants regarding the Company's debt-to-equity ratio and certain minimum debt service coverage ratios. The Revolver further provides for restrictions on the payment of dividends, limitations on the acquisition of property and equipment, limitations on additional borrowings, and certain minimum stock ownership levels by the officer/stockholder referred to above.

         In December 1995, the Company purchased its corporate headquarters and manufacturing facility in West Bridgewater, MA from its former landlord at a price of $806,800 including closing costs, and borrowed $750,000 from its bank to finance the purchase. This mortgage on this property was repaid in December 1996 from proceeds of the Company's initial public offering of common stock. See also Note 3.

         During 1996, convertible debt in the amount of $21,500 was converted into 14,333 shares of common stock at a price of $1.50 per share. During 1995, convertible debt in the amount of $9,600 was converted into 5,817 shares of common stock at a price of $1.65 per share.

         The Company prepaid substantially all debt out of the proceeds of its initial public offering. At December 31, 1996 and 1995, the Company had the following debt outstanding:




                                                                                             1996           1995
                                                                                          ------------  -------------


Revolving line of credit agreement due June 30, 1998.                                      $        -    $ 2,784,307

Four notes payable to one bank which had interest rates from 8.22% to 9.25%, and due dates from October 1998 through December 2000. Collateralized by all the
   assets of the Company.                                                                           -        995,445

Note payable to a bank, due in 84 fixed payments of principal and interest of
   $11,729, bearing interest fixed at 8.30% for the first five years, and floating at prime plus 1.0% for the remaining term. Collateralized by a mortgage and all
   of the assets of the Company.                                                                    -        750,000

Subordinated convertible note payable, which was converted by the holder into
   common stock at $1.50 per share.                                                                 -         21,500

Other installment note payable with an interest rate of 9.75% and due August 2001.
   Collateralized by office and laboratory equipment and furniture.                            53,768        100,758
                                                                                          ------------  -------------
    Total long term debt                                                                       53,768      4,652,010
    Less: current maturities                                                                  (12,820)      (436,509)
                                                                                          ------------  -------------
                                                                                           $   40,948    $ 4,215,501
                                                                                          ============  =============


Debt maturities beyond current are $14,128 in 1998, $15,569 in 1999, and $11,251 in 2000.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) INCOME TAXES


         The Company's effective tax rate does not significantly differ from the federal and state income tax statutory rates. The components of the provision for income taxes are as follows:




                                                      1996            1995            1994
                                                   ------------    ------------    -----------
Current expense: federal and state                  $  476,206      $  130,422      $  91,242
Deferred (benefit) expense: federal and state         (155,495)        (61,765)       (26,891)
                                                   ------------    ------------    -----------
        Total                                       $  320,711      $   68,657      $  64,351
                                                   ============    ============    ===========



         Significant items making up deferred tax liabilities and deferred tax assets are as follows:




                                                                      1996            1995
                                                                  -------------   -------------
        Current deferred taxes:
            Inventory                                              $    87,158               -
            Accounts receivable allowance                              115,548     $    56,863
            Other accruals                                              80,494          53,903
                                                                  -------------   -------------
                 Total deferred tax assets                             283,200         110,766
        Long term deferred taxes:
            Accelerated tax depreciation                              (176,015)       (207,361)
            Goodwill                                                    13,551         (22,795)
            Tax credits                                                      -         106,710
            State net operating loss carryforwards                      60,884          38,805
                                                                  -------------   -------------
                 Total deferred tax liabilities                       (101,580)        (84,641)
                                                                  -------------   -------------
                 Total net deferred tax (liabilities) assets       $   181,620     $    26,125
                                                                  =============   =============


         As of December 31, 1996, the state net operating loss carryforwards expire at various dates beginning in 1999 through 2007.

(8) COMMITMENTS AND CONTINGENCIES

         The Company leases certain office space, laboratory, and research facilities under operating leases with various terms through July 2000. All the real estate leases include renewal options at increasing levels of rent.

         One of the facility leases includes scheduled base rent increases over the term of the lease. The amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. As of December 31, 1996 and 1995, the Company has recorded a liability of $53,900 and $141,100, respectively, included in accrued expenses to reflect the excess of rent expense over cash payments since inception of the lease. In addition to base rent, the Company pays a monthly allocation of the operating expenses and real estate taxes for the above facilities.

         Rent expense for the years ended December 31, 1996, 1995 and 1994 was $365,700, $477,600, and $549,700, respectively. At December 31, 1996, the remaining fixed lease commitment was as follows:

           Year Ended                                     Amount
         --------------                                ----------
              1997                                       254,600

              1998                                       117,300

              1999                                       124,800

              2000                                        79,700
                                                        --------
                                                        $576,400
                                                        --------



         Commencing in February 1995, the Company committed under a sponsored research agreement with a university to fund a research scientist at a cost of $13,125 per quarter for three years which costs are charged to research and development expense. In return, the Company has exclusive rights to any anti-HIV compounds or derivatives developed in the course of this research, provided the Company obtains certain regulatory approvals from the FDA.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) RETIREMENT PLAN

         In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. To date, the Company has made no contributions to the plan.

(10) STOCKHOLDERS' EQUITY

     COMMON STOCK

           On October 31, 1996, the Company commenced trading on the Nasdaq National Market as a result of the initial public offering of its common stock ("IPO"), raising net proceeds of $11,633,000 from the sale of 1,600,000 shares at $8.50 per share.

         On April 26, 1996, the Company entered into a Stock Purchase Agreement and Exclusive Distributor Agreement for five years with a foreign distributor. Pursuant to the Stock Purchase Agreement, the Company issued 117,647 shares of redeemable common stock at a price per share of $8.50, for which it received net proceeds of $898,503. Issuance costs were $101,497. Completion of the IPO terminated the redemption feature. The distributor is restricted from selling these securities for a one-year period after completion of the IPO. The Company issued the 80,000 shares of Treasury Stock in connection with this transaction.

         On August 8, 1996 the Board of Directors approved a 1-for-2 reverse stock split and an increase in authorized common shares to 20,000,000, and authorized 1,000,000 shares of preferred stock (par value $.01), which were approved by the stockholders on September 10, 1996. The stock split has been retroactively reflected in the accompanying financial statements and notes for all periods presented.

     OPTIONS AND WARRANTS

         The Company has two stock option plans which are administered by a committee of the Board of Directors who determines the employees and affiliated persons to receive options and the number and option price of shares covered by each such option. Options granted under both plans may be either incentive stock options or non-qualified stock options. In general, for incentive stock options, the option price shall not be less than the fair market value at the time the option is granted. Generally, options become exercisable at the rate of 25% at the end of each of the four years following the anniversary of the grant. Options issued expire ten years from the date of grant, or 30 days from the date of termination or affiliation.

         At December 31, 1996, 897,600 shares have been reserved for non-qualified stock options, of which 98,875 are available for future grants. At December 31, 1996, 750,000 shares have been reserved for incentive stock options, of which 574,462 are available for future grants.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined on the fair value at the grant dates for awards under the plans in 1996 and 1995 using the minimum value method consistent with SFAS No. 123 for grants prior to the IPO, the Company's net income would have been reduced by $77,500 or $0.02 per share in 1996, and by $23,300 or $0.01 per share in 1995. In computing these pro forma amounts the Company has assumed a risk-free interest rate equal to approximately 6.18%, no dividends, and expected average option life of approximately five years. There were no options granted subsequent to the IPO. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The average fair value of options granted during 1996 and 1995 is estimated as $1.93 and $1.59, respectively, on the date of the grant.

         The Company has issued warrants in connection with certain debt financings. As of December 31, 1996, 120,000 shares of Common Stock have been reserved for issuance pursuant to the exercise of such warrants at a weighted average exercise price of $2.50 per share.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (10) STOCKHOLDERS' EQUITY - (CONTINUED)
         The Company has reserved shares of its authorized but unissued common stock for the following:

                                               Stock Options                        Warrants
                                    --------------------------------------------------------------------
                                                        Weighted                          Weighted                  Total
                                                      Average price                     Average price   ----------------------------
                                         Shares         per share         Shares          per share         Shares       Exercisable
                                    ----------------  ---------------  --------------  ---------------  ---------------  -----------
Balance outstanding, December 31, 1993      881,850        2.14              306,138        2.66             1,187,988      712,163
      Granted                                     -           -                    -           -                     -
      Exercised                             (19,375)       0.68               (4,600)       3.75               (23,975)
      Expired                               (81,525)       2.69                    -           -               (81,525)
                                    ----------------                   --------------                   ---------------
Balance outstanding, December 31, 1994      780,950        2.12              301,538        2.73             1,082,488      827,576
      Granted                                73,187        6.00                    -           -                73,187
      Exercised                              (6,000)       1.88              (41,200)       2.58               (47,200)
      Expired                               (47,850)       2.64                    -           -               (47,850)
                                    ----------------                   --------------                   ---------------
Balance outstanding, December 31, 1995      800,287        2.45              260,338        2.85             1,060,625      879,038
      Granted                               140,600        7.27                    -           -               140,600
      Exercised                              (1,500)       4.50              (84,260)       2.88               (85,760)
      Expired                               (21,500)       6.05              (56,078)       3.54               (77,578)
                                    ================                   ==============                   ===============
Balance outstanding, December 31, 1996       917,887       3.10              120,000        2.50             1,037,887      839,272
                                    ================                   ==============                   ===============

The following table summarizes information concerning options outstanding and exercisable as of December 31, 1996:

                                                            Options Outstanding               Options Exercisable
                                                      --------------------------------  ---------------------------------
     Range of Exercise Prices       Weighted                               Weighted                           Weighted
                                     Average              Number of        Average         Number of           Average
                                 Remaining Life            Options      Exercise Price       Options       Exercise Price
                                 -----------------------------------------------------------------------------------------
           $0.25 - $1.65              3.49                 359,500           1.21           359,500              1.21
           $2.50 - $4.50              5.59                 359,600           2.98           328,538              2.89
           $6.00 - $8.50              9.40                 198,787           6.86            31,234              6.00
                                                      ===============                   ================
                                                           917,887                           719,272
                                                      ===============                   ================

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Unaudited (Amounts in thousands, except for per share data)

1996                                  1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                                     ----------   ----------   ----------   ----------
        Total revenue                  $ 3,084      $ 3,844      $ 4,015      $ 4,566
        Gross profit                     1,051        1,621        1,752        1,976
        Net income (loss)                  (97)         179          163          236
        Income (loss) per share          (0.04)        0.06         0.05         0.06


1995                                  1st Qtr      2nd Qtr      3rd Qtr      4th Qtr
                                     ----------   ----------   ----------   ----------
        Total revenue                  $ 2,728      $ 2,837      $ 2,896      $ 3,810
        Gross profit                       853        1,105        1,107        1,474
        Net income (loss)                  (39)           3          (19)         159
        Income (loss) per share          (0.01)        0.00        (0.01)        0.05

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) SUBSEQUENT EVENTS

     SOURCE SCIENTIFIC ACQUISITION

         On March 26, 1997 the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and business and assume selected liabilities of Source Scientific, Inc. ("Source") for $2.1 million in cash. A substantial majority of this purchase price will be allocated to goodwill and other intangibles Goodwill is expected to be amortized over 10 years. Source is a developer and manufacturer of a broad line of clinical instrumentation and biomedical devices for the worldwide in vitro diagnostic industry. The Company has advanced Source $650,000 in the form of senior secured demand notes to fund working capital, product development and other operational needs. The notes bear interest of 15%. The Company expects to make additional advances prior to closing. The proposed acquisition is subject to standard conditions, including Source shareholder approval and will be recorded in accordance with purchase accounting.

     NEW LOAN AGREEMENT

         Effective March 28, 1997, the Company terminated its Revolver and entered into a $7.5 million uncollateralized revolving line of credit ("New Line") with its bank. The New Line matures on June 30, 1999; bears interest at the Company's option based on either base rate, LIBOR plus 1.75%, or overnight money market rate plus 1.75%; and carries a facility fee of .25% per annum, payable quarterly. The New Line contains covenants regarding the Company's ratio of total liabilities-to-equity, minimum tangible net worth, and minimum debt service coverage ratio. The New Line further provides for restrictions on the payment of dividends, and limitations on additional borrowings.

(13) SUPPLEMENTARY PRO FORMA EARNINGS PER SHARE - (UNAUDITED)

         If the Offering had been completed on January 1, 1995, a portion of the proceeds would have been used to retire all debt outstanding at that time, and all debt incurred in 1995 and 1996 would not have been needed. Based on the foregoing, supplemental pro forma net earnings per share of common stock would have been $.19 and $.09 for the years ended December 31, 1996 and 1995, respectively. Such net earnings per share of common stock are based on 3,544,183 and 3,626,391 shares of common stock respectively, consisting of 3,069,269 and 3,151,477 shares of common stock and common stock equivalents plus 474,914 shares assumed to be issued at $8.50 per share as if the Offering had occurred on January 1, 1995 to retire indebtedness outstanding during 1995.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BOSTON BIOMEDICA, INC.:

         We have audited the accompanying consolidated balance sheets of Boston Biomedica, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 4, 1997, except as to
Note 12, for which the date is
March 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information called for by Item 10 is incorporated by reference to the information under Part I, Item 1 - Business under the caption "Executive Officers of the Registrant" at page 14 of this Report, and to the information in the Registrant's definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.


ITEM 11. EXECUTIVE COMPENSATION


         The information called for by Item 11 is incorporated by reference to the information in the Registrant's definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information called for by Item 12 is incorporated by reference to the information in the Registrant's definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The information called for by Item 13 is incorporated by reference to the information in the Registrant's definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.


 (A) 1. INDEX TO FINANCIAL STATEMENTS:
       Consolidated Balance Sheets as of December 31, 1996 and 1995.......................................22
       Consolidated Statements of Income for the three years ended December 31, 1996......................23
       Consolidated Statements of Changes in Stockholders' Equity for the three years ended
                        December 31, 1996.................................................................24
       Consolidated Statements of Cash Flows for the three years ended December 31, 1996..................25
       Notes to Consolidated Financial Statements.........................................................26
       Report of Independent Accountants..................................................................35

(A) 2. FINANCIAL STATEMENT SCHEDULES:
       Schedule II-Valuation and Qualifying Accounts......................................................42
       Report of Independent Accountants..................................................................43

       All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(A) 3. EXHIBITS:


       Exhibit No.
       3.1        Amended and Restated Articles of Organization of the Company**

       3.2        Amended and Restated Bylaws of the Company**

       4.1        Specimen Certificate for Shares of the Company's Common Stock**

       4.2        Description of Capital Stock (contained in the Restated Articles of Organization of the Company
                  filed as Exhibit 3.1) **

       10.1       Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company**

       10.2       Exclusive License Agreement, dated December 6, 1994, between the University of North Carolina at
                  Chapel Hill and the Company**

       10.3       Contract, dated September 30, 1995, between the National Institutes of Health and the Company (No.
                  1-AI55273) **

       10.4       Contract, dated September 30, 1995, between the National Institutes of Health and the Company (No.
                  1-AI-55277) **

       10.5       Contract, dated March 1, 1993, between National Cancer Institute and the Company **

       10.6       Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company**

       10.7       Lease Agreement, dated June 30, 1992, for Rockville, Maryland Facility between Cambridge Biotech
                  Corporation and the Company**

       10.8       Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company**

       10.9       Worcester County Institution for Savings Warrant dated December 1, 1995 (No. 1) **

       10.10      Worcester County Institution for Savings Warrant dated July 26, 1993 (No. 2) **

       10.11      Stock Purchase Agreement, dated June 5, 1990, between G&G Diagnostics Limited Partnership I and the Company, as amended**


                                      -37-




       10.12      Purchase and Sale Agreement, dated December 11, 1995, for 375 West Street Property between James
                  Leonard, Trustee, C.W.B. Trust and the Company**

       10.13      Purchase and Sale Agreement, dated December 20, 1995, for 80 Manley Street Property between the
                  Company and Donald M. Leonard, Trustee, Live Oak Realty Trust**

       10.14      Stock Purchase Agreement, dated April 26, 1996, between Kyowa Medex Co., Ltd. and the Company**

       10.15      1987 Non-Qualified Stock Option Plan**++

       10.16      Employee Stock Option Plan**++

       10.17      Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Grus &
                  Son Incorporated and Kaufman Bros., L.P. **

       10.20      Purchase Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

       10.21      Warrant Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

       10.22      Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

       10.23      License Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

       10.24.1    Commercial Loan Agreement, dated as of March 28, 1997, between
                  The First National Bank of Boston and the Company

       10.25      Asset Purchase Agreement, dated March 26, 1997 between Source Scientific, Inc. and the Company

       11.1       Statement re: Computation of Per Share Earnings

       21.1       Subsidiaries of the Company

       27         Financial Data Schedule







------------------------

++     Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(B) REPORTS ON FORM 8-K.

                  The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1996.



                                      -38-






                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997                 Boston Biomedica, Inc.

                                     By:   /s/ Richard T. Schumacher
                                           -------------------------
                                           Richard T. Schumacher
                                           President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




         SIGNATURES                                  TITLES                                         DATE
         ----------                                  ------                                          ----


           /s/ Richard T. Schumacher                 President, Chief Executive Officer,      March 28, 1997
          ----------------------------------         and Chairman of the Board
        Richard T. Schumacher                         (Principal Executive Officer)


           /s/  Kevin W. Quinlan                     Senior Vice President, Finance;          March 28, 1997
         -----------------------------------         Chief Financial Officer; Treasurer
         Kevin W. Quinlan                            and Director
                                                     (Principal Accounting Officer)


           /s/  Calvin A. Saravis                    Director                                 March 28, 1997
         -----------------------------------
         Calvin A. Saravis

           /s/  Henry A. Malkasian Sr.               Director                                 March 28, 1997
         -----------------------------------
         Henry A. Malkasian Sr.

           /s/  Francis E. Capitanio                 Director                                 March 28, 1997
         -----------------------------------
         Francis E. Capitanio




                                      -39-




EXHIBIT INDEX


       Exhibit No.                                                                                      Reference

       3.1        Amended and Restated Articles of Organization of the Company                             A**

       3.2        Amended and Restated Bylaws of the Company                                               A**

       4.1        Specimen Certificate for Shares of the Company's Common Stock                            A**

       4.2        Description of Capital Stock (contained in the Restated Articles of                      A**
                  Organization of the Company filed as Exhibit 3.1)

       10.1       Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and             A**
                  the Company

       10.2       Exclusive License Agreement, dated December 6, 1994, between the University of           A**
                  North Carolina at Chapel Hill and the Company

       10.3       Contract, dated September 30, 1995, between the National Institutes of Health            A**
                  and the Company (No. 1-AI55273)

       10.4       Contract, dated September 30, 1995, between the National Institutes of Health            A**
                  and the Company (No. 1-AI-55277)

       10.5       Contract, dated March 1, 1993, between National Cancer Institute and the Company         A**

       10.6       Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company            A**

       10.7       Lease Agreement, dated June 30, 1992, for Rockville, Maryland Facility between           A**
                  Cambridge Biotech Corporation and the Company

       10.8       Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility              A**
                  between MB Associates and the Company

       10.9       Worcester County Institution for Savings Warrant dated December 1, 1995 (No. 1)          A**

       10.10      Worcester County Institution for Savings Warrant dated July 26, 1993 (No. 2)             A**

       10.11      Stock Purchase Agreement, dated June 5, 1990, between G&G Diagnostics Limited            A**
                  Partnership I and the Company, as amended

       10.12      Purchase and Sale Agreement, dated December 11, 1995, for 375 West Street                A**
                  Property between James Leonard, Trustee, C.W.B. Trust and the Company

       10.13      Purchase and Sale Agreement, dated December 20, 1995, for 80 Manley Street               A**
                  Property between the Company and Donald M. Leonard, Trustee, Live Oak Realty
                  Trust

       10.14      Stock Purchase Agreement, dated April 26, 1996, between Kyowa Medex Co., Ltd.            A**
                  and the Company

       10.15      1987 Non-Qualified Stock Option Plan*                                                    A**

       10.16      Employee Stock Option Plan*                                                              A**

       10.17 Underwriters Warrants, each dated November 4, 1996, between the Company and B** each of Oscar Grus & Son Incorporated and
                  Kaufman Bros., L.P.

                                      -40-


       10.20      Purchase Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company          A**

       10.21      Warrant Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company           A**

       10.22      Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the             A**
                  Company

       10.23      License Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company           A**

       10.24.1    Commercial Loan Agreement, as of dated March 28, 1997, between
                  The First  Filed  herewith  National  Bank of  Boston  and the
                  Company

       10.25      Asset Purchase Agreement, dated March 26, 1997 between Source Scientific, Inc.     Filed herewith
                  and the Company

       11.1       Statement re: Computation of Per Share Earnings                                    Filed herewith

       21.1       Subsidiaries of the Company                                                        Filed herewith


       27         Financial Data Schedule                                                            Filed herewith








------------------------
A Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-10759)(the "Registration Statement"). The number set forth herein is the number of the Exhibit in said registration statement.

B Incorporated by reference to the Registration Statement, where the Exhibit was filed as Exhibit No. 10.17 and contained in Exhibit 1.1.

*      Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

                                                                    SCHEDULE II

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                        Recoveries
                                      Balance at                       for Accounts       Uncollectible       Balace at
                                      Beginning       Additions to      Previously           Accounts           End of
Allowance for Doubtful Accounts       of Period        Allowance        Written Off        Written Off         PPeriod
                                      ------------------------------------------------------------------------------------
1996                                  $ 142,372        $ 429,677        $   62,753         $(282,744)       $ 352,058
1995                                     94,723          181,084                 -          (133,435)         142,372
1994                                     43,956          102,099                 -           (51,332)          94,723


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BOSTON BIOMEDICA, INC.:

         In connection with our audits of the consolidated financial statements of Boston Biomedica, Inc. and Subsidiaries, as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, which financial statements are included in this Annual Report on Form 10-K, we have also audited the consolidated financial statement schedule listed in Item 14 herein.

         In our opinion, this consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
March 4, 1997