Form 10-Q
period 1997-03-31
BOSTON BIOMEDICA INC
filed 1997-05-15
CIK 830656

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934

For the quarterly period ended March 31, 1997, or

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

Registrant's telephone number, including area code (508) 580-1900
                                                   --------------
    Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X] Yes   [ ] No

    The number of shares outstanding of the Registrant's only class of common stock as of April 30, 1997 was 4,391,403.

================================================================================





PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                             For the Three Months Ended
                                                                      March 31,
                                                        --------------------------------------
                                                               1997                1996
                                                        ------------------ -------------------

REVENUE:
     Product sales                                       $       2,126,956 $         1,815,481
     Services                                                    2,082,093           1,268,528
                                                        ------------------ -------------------
            Total revenue                                        4,209,049           3,084,009

COSTS AND EXPENSES:
     Cost of product sales                                       1,055,422             899,826
     Cost of services                                            1,475,532           1,133,439
     Research and development                                      236,750             166,565
     Selling and marketing                                         613,360             415,012
     General and administrative                                    679,207             536,503
                                                        ------------------ -------------------
            Total operating costs and expenses                   4,060,271           3,151,345

            Income (loss) from operations                          148,778             (67,336)

Interest income (expense), net                                      97,486             (93,560)
                                                        ------------------ -------------------
            Income (loss) before income taxes                      246,264            (160,896)

(Provision for) benefit from income taxes                          (98,506)             64,358
                                                        ------------------ -------------------
            Net income (loss)                           $          147,758 $           (96,538)
                                                        ================== ===================
            Net income (loss) per share                 $              .03 $             (0.04)
                                                        ================== ===================

Weighted average common and common
   equivalent shares outstanding                                 4,825,582           2,564,774


                See Notes to Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,         December 31,
                                                                      ---------         ------------
                                                                        1997               1996
                                                                   ---------------   ------------------
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $    7,019,559  $         8,082,642
    Accounts receivable, less allowances of $362,612 in 1997 and
       $352,058 in 1996                                                  3,144,197            3,415,994
    Inventories                                                          4,461,582            4,180,334
    Prepaid expense and other                                              316,634              239,950
    Deferred income taxes                                                  283,200              283,200
                                                                   ---------------   ------------------
                Total current assets                                    15,225,172           16,202,120
                                                                   ---------------   ------------------

Property and equipment, net                                              2,937,354            2,699,158

OTHER ASSETS:
    Long term investment                                                   732,500              732,500
    Goodwill and other intangibles, net                                     90,694               95,302
    Notes receivable and other                                             795,409               69,234
                                                                   ---------------   ------------------
                                                                         1,618,603              897,036
                                                                   ---------------   ------------------
              TOTAL ASSETS                                          $   19,781,129   $       19,798,314
                                                                   ===============   ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long term debt                            $       13,136   $           12,820
    Accounts payable                                                     1,146,988              991,839
    Accrued compensation                                                   521,023              840,666
    Accrued income taxes                                                   122,260              427,140
    Other accrued expenses                                                 331,228              264,262
    Deferred revenue                                                     1,056,531              829,477
                                                                   ---------------   ------------------
                Total current liabilities                                3,191,166            3,366,204
                                                                   ---------------   ------------------

LONG-TERM LIABILITIES:
    Long-term debt, less current maturities                                 37,543               40,948
    Deferred income taxes                                                  101,580              101,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 20,000,000 shares in
       1997 and 1996; issued and outstanding 4,381,157 in 1997 and
       4,378,157 in 1996                                                    43,812               43,782
    Additional paid-in capital                                          15,272,126           15,258,656
    Retained earnings                                                    1,134,902              987,144
                                                                   ---------------   ------------------
                Total stockholders' equity                              16,450,840           16,289,582
                                                                   ---------------   ------------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $   19,781,129   $       19,798,314
                                                                   ===============   ==================


                See Notes to Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Three Months Ended
                                                                             March 31,
                                                               --------------------------------------
                                                                      1997              1996
                                                                 ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $      147,758  $         (96,538)
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization                                        166,774            120,632
    Provision for doubtful accounts                                       10,554              7,338
    Deferred rent                                                        (26,958)           (16,618)
Changes in operating assets and liabilities:
    Accounts receivable                                                  261,243            661,915
    Other assets                                                            -                 1,421
    Inventories                                                         (281,248)          (154,374)
    Prepaid expenses                                                     (76,684)           (35,300)
    Accounts payable                                                     155,149            222,167
    Accrued compensation and other expenses                             (530,599)          (150,575)
    Deferred revenue                                                     227,054            229,185
                                                                 ---------------  -----------------
        Net cash provided by operating activities                         53,043            789,253
                                                                 ---------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for additions to property and equipment                    (400,362)          (116,257)
    Advances under notes receivable and other assets                    (726,175)            -
                                                                 ---------------  -----------------
        Net cash used in investing activities                         (1,126,537)          (116,257)
                                                                 ---------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                          (3,089)          (675,285)
    Proceeds of common stock issued                                       13,500            -
                                                                 ---------------  -----------------
        Net cash provided by (used in) financing activities               10,411           (675,285)
                                                                 ---------------  -----------------

DECREASE IN CASH:                                                     (1,063,083)            (2,289)
    Cash, beginning of period                                          8,082,642             11,463
                                                                 ---------------  -----------------
    Cash, end of period                                           $    7,019,559   $          9,174
                                                                 ===============  =================

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                             $      403,842   $        130,962
    Interest paid                                                 $          110             96,917


                 See Notes to Consolidated Financial Statements.

(1)  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 1996 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2) Inventories

    Inventories consisted of the following:



                                              March 31,        December 31,
                                                1997               1996
                                                ----             --------

   Raw materials .....................      $   1,392,297     $   1,359,569
   Work-in-process ...................            883,249           697,749
   Finished goods ....................          2,186,036         2,123,016
                                           --------------    --------------
                                            $   4,461,582     $   4,180,334
                                           ==============    ==============


(3) Computation of Income (Loss) Per Share

    Net income per common share is computed based upon the weighted average number of common shares and as appropriate, common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common, redeemable common, and common equivalent shares issued during the twelve month period prior to the proposed date of the initial filing of the Registration Statement have been included in the calculation as if they were outstanding for all periods prior to the initial public offering using the treasury stock method and an offering price of $8.50 per share. Fully diluted net income (loss) per common share is not presented as it does not materially differ from primary earnings per share.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share for the quarters ended March 31, 1997 and 1996 would have been the same as the reported primary net income (loss) per share. The impact of SFAS 128 on the calculation of diluted net income per share for these quarters does not materially differ from basic net income (loss) per share. The Company plans to adopt SFAS 128 for periods after December 15, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Subsequent Event

    In April 1997, the Company exercised its option to purchase an additional 165,000 shares of BioSeq, Inc. stock at an aggregate cost of $750,750, thereby increasing its ownership of BioSeq to 19%.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Total revenue increased 36.5%, or $1,125,000, to $4,209,000 for the quarter ended March 31, 1997 from $3,084,000 in the prior year period. This increase was the result of an increase in product sales of 17.2%, or $312,000, to $2,127,000 from $1,815,000 and an increase in specialty laboratory services of 64.1%, or $813,000, to $2,082,000 from $1,269,000. Product revenue increased primarily as a result of an overall sales increase of 40.2% in Quality Control Products, due to continued strong sales of new and existing of Accurun( and panel products. This was partially offset by a decline of 36% in sales of Diagnostic Components as certain custom orders were delayed. The increase in service revenue was primarily attributable to a 74.3% increase in Specialty Clinical Laboratory Testing revenue, particularly from Lyme Disease and the new HIV molecular tests.

    Gross profit increased 59.7%, or $627,000, to $1,678,000 for the current quarter from $1,051,000 in the prior year period. The gross profit margin increased to 39.9% for the current quarter versus 34.1% in the prior year period. The gross margin improvement was entirely driven by improved margins in services (10.6% in 1996 to 29.1% in 1997) as the Company continued to benefit from both the addition of several new tests and higher volume in Specialty Clinical Laboratory Testing.

    Research and development expenses increased 42.1%, or $70,000, to $237,000 for the current quarter from $167,000 in the prior year period. This increase was primarily the result of additional research project expenditures for new Quality Control Products, including panels and Accurun(, as well as continued work on additional molecular tests for our Specialty Clinical Laboratory.

    Selling and marketing expenses increased 47.8%, or $198,000, to $613,000 for the current quarter from $415,000 in the prior year period. This increase was primarily attributable to increased personnel costs associated with the addition of both tele-sales and field staff, as well as technical support staff for Quality Control Products, particularly Accurun(, increased advertising and trade show costs for all the Company's products and services, and increased travel costs.

    General and administrative expenses increased 26.6%, or $143,000, to $679,000 for the current quarter from $536,000 in the prior year period. This increase was primarily a result of increased MIS and other support personnel, as well as the increased costs incurred as a public company.

    Net interest income of $97,000 was earned for the first quarter of 1997 versus a ($94,000) expense in the prior year period as the Company repaid most of its debt in the fourth quarter of 1996 and invested its available cash in short term, investment grade securities.

    For both first quarters, the Company provided taxes at the combined federal and state statutory rate of 40%.

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

    The Company has financed its operations to date through cash flow from operations, borrowings from banks and sales of equity. With the repayment of debt from the IPO proceeds, the Company expects its cash flow and cash position to meet existing operational needs. In addition, the Company has available to it a $7.5 million uncollateralized revolving line of credit with its bank should additional needs arise.

    Net cash provided by operations for the three months ended March 31, 1997 was $53,000 as compared to $789,000 in the prior year period. This decrease in cash flow was primarily attributable to increased working capital requirements and net payments of $531,000 during the first quarter of 1997 of expenses accrued as of December 31, 1996 related to income taxes and commissions.

    Cash used in investing activities for the three months ended March 31, 1997 was $1,127,000 as compared to $116,000 in the prior year period. This increase in investing activities was the result of increased capital expenditures as the Company began construction of improvements at its manufacturing facility, and financed certain working capital needs in connection with its announced acquisition of the assets of Source Scientific, Inc., scheduled for closing in the second quarter of 1997 at an agreed upon cost of $2.1 million dollars, subject to shareholder approval. In April 1997, the Company exercised its option to purchase an additional 165,000 shares of BioSeq, Inc. stock at an aggregate cost of $750,750, thereby increasing its ownership of BioSeq to 19%.

    Cash provided by financing activities for the three months ended March 31, 1997 was $10,000 as compared to $675,000 used to repay debt in the prior comparable year period. The net cash provided in 1997 resulted from $14,000 received for stock options exercises.

    The Company anticipates capital expenditures to increase over the near term as it expects to use approximately $750,000 from the proceeds of its IPO to expand its manufacturing capacity in West Bridgewater over the next nine months. The Company believes that existing cash balances, the borrowing capacity available under its new revolving line of credit and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for the foreseeable future. There were no material financial commitments for capital expenditures as of March 31, 1997, and currently there are no material commitments for capital or investment expenditures other than the April BioSeq investment, the Source Scientific, Inc. asset acquisition, and the manufacturing expansion, all as previously discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share for the quarters ended March 31, 1997 and 1996 would have been the same as the reported primary net income (loss) per share. The impact of SFAS 128 on the calculation of diluted net income per share for these quarters does not materially differ from basic net income (loss) per share. The Company plans to adopt SFAS 128 for periods after December 15, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

    Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; inability of Source Scientific, Inc. to repay the $750,000 loan made by the Company; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the Company has made a significant investment; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

BOSTON BIOMEDICA, INC.

PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8K
    (A) EXHIBITS
        Exhibit No.
        -----------
       3.1        Amended and Restated Articles of Organization of the Company**

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



                                       8




       10.22      Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

       10.23      License Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

       10.24.1    Commercial Loan Agreement, dated as of March 28, 1997, between
                  The First National Bank of Boston and the Company**

       10.25      Asset Purchase Agreement, dated March 26, 1997 between Source Scientific, Inc. and the Company**

       10.26      Contract, dated March 1, 1997, between National Cancer Institute and the Company

       11         Statement re: Computation of Per Share Earnings

       21.1       Subsidiaries of the Company **

       27         Financial Data Schedule


------------------------

++     Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

  (b)  REPORTS ON FORM 8K

       None


                                       9




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON BIOMEDICA, INC.

Date:  May 14, 1997                    By  /s/  KEVIN W. QUINLAN
     -------------------------         -----------------------------------------
                                       Kevin W. Quinlan, Chief Financial Officer
                                            (Principal Financial Officer)


                                       10





                             BOSTON BIOMEDICA, INC.

                                  EXHIBIT INDEX

  EXHIBIT INDEX
  -------------

       Exhibit No.                                                                                      Reference
       -----------                                                                                      ---------
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

       10.14      Stock Purchase Agreement, dated April 26, 1996, between Kyowa Medex Co., Ltd.            A**
                  and the Company

       10.15      1987 Non-Qualified Stock Option Plan*                                                    A**

       10.16      Employee Stock Option Plan*                                                              A**



                                       11




       10.17      Underwriters  Warrants,  each dated November 4, 1996,  between the Company and  each of Oscar Grus & Son  Incorporated and
                  Kaufman Bros., L.P.                                                                      B**

       10.20      Purchase Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company          A**

       10.21      Warrant Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company           A**

       10.22      Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the             A**
                  Company

       10.23      License Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company           A**

       10.24.1    Commercial Loan Agreement, as of dated March 28, 1997, between The First                 C**
                  National Bank of Boston and the Company

       10.25      Asset Purchase Agreement, dated March 26, 1997 between Source Scientific, Inc.           C**
                  and the Company

       10.26      Contract, dated March 1, 1997, between National Cancer Institute and the Company   Filed herewith

       11         Statement re: Computation of Per Share Earnings                                    Filed herewith

       21.1       Subsidiaries of the Company                                                              C**

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

C       Incorporated by reference to the Company's Form 10K filed March 31, 1997

*       Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.


                                       12