Form 10-Q
period 1997-06-30
BOSTON BIOMEDICA INC
filed 1997-08-14
CIK 830656

================================================================================
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

				 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1997, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________________ to __________________

Commission file number	 000-21615
			------------


			  BOSTON BIOMEDICA, INC.
	  (Exact name of Registrant as Specified in its Charter)

     Massachusetts					04-2652826
------------------------			   ----------------------
    (State or other				     (I.R.S. Employer
    Jurisdiction of				     Identification No.)
      Incorporation or
     Organization)

   375 West Street,
   West Bridgewater,
     Massachusetts					    02379
------------------------			   ----------------------
 (Address of Principal					  (Zip Code)
  Executive Offices)

Registrant's telephone number, including area code    (508) 580-1900
						      --------------

  Indicate by check whether the registrant: (1) has filed all  reports	required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						    Yes [X]	  No [ ]

  The number of shares outstanding of the Registrant's only class of common stock as of July 31, 1997 was 4,426,900.
================================================================================

Part I. Financial Information
Item 1. Financial Statements

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF INCOME

						      For the Three Months	     For the Six Months
							 Ended June 30		       Ended June 30
						     ------------------------	 -------------------------
							1997	     1996	    1997	  1996
						     -----------  -----------	 -----------   -----------
REVENUE:
     Product sales				      $2,416,956   $2,130,278	  $4,543,912	$3,945,759
     Services					       2,231,998    1,714,096	   4,314,091	 2,982,624
						      -----------  -----------	  -----------	-----------
	    Total revenue			       4,648,954    3,844,374	   8,858,003	 6,928,383

COSTS AND EXPENSES:
     Cost of product sales			       1,271,662    1,107,007	   2,327,084	 2,006,833
     Cost of services				       1,456,194    1,116,171	   2,931,726	 2,249,610
     Research and development				 256,995      195,054	     493,745	   361,619
     Selling and marketing				 775,594      500,277	   1,388,954	   915,289
     General and administrative 			 694,875      551,945	   1,374,082	 1,088,448
						       ----------   ----------	   ----------	 ----------
	    Total operating costs and expenses	       4,455,320    3,470,454	   8,515,591	 6,621,799

	    Income from operations			 193,634      373,920	     342,412	   306,584

Interest income (expense), net				  99,184      (74,909)	     196,670	  (168,469)
						      -----------  -----------	  -----------	-----------

	    Income before income taxes			 292,818      299,011	     539,082	   138,115

Provision for income taxes				(117,128)    (119,604)	    (215,634)	   (55,246)
						      -----------  -----------	  -----------	-----------


	    Net income				      $  175,690   $  179,407	  $  323,448	 $  82,869
						      ===========  ===========	  ===========	===========

	    Net income per share		      $     0.04   $	 0.06	  $	0.07	 $    0.03
						      ===========  ===========	  ===========	===========

Weighted average common and common
   equivalent shares outstanding		       4,851,623    3,263,711	   4,831,747	 3,252,643

	     See Notes to Consolidated Financial Statements
				   2

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
		      CONSOLIDATED BALANCE SHEETS

								      June 30,	   December 31,
								    ------------  -------------
									1997	      1996
								    ------------  -------------

					 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents					     $ 5,777,048    $ 8,082,642
  Accounts receivable, less allowances of $361,540 in 1997 and
     $352,058 in 1996						       3,389,579      3,415,994
  Inventories							       4,560,927      4,180,334
  Prepaid expense and other						 316,342	239,950
  Deferred income taxes 						 302,948	283,200
								     -----------    -----------
	      Total current assets				      14,346,844     16,202,120

Property and equipment, net					       3,193,896      2,699,158

OTHER ASSETS:
  Long term investment						       1,482,500	732,500
  Goodwill and other intangibles, net					  86,085	 95,302
  Notes receivable and other						 989,322	 69,234
								       2,557,907	897,036
								     -----------    -----------
	    TOTAL ASSETS					     $20,098,647    $19,798,314
								     ===========    ===========


			  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long term debt				     $	  13,458    $	 12,820
  Accounts payable						       1,074,882	991,839
  Accrued compensation							 740,102	840,666
  Accrued income taxes							  27,607	427,140
  Other accrued expenses						 307,738	264,262
  Deferred revenue						       1,104,415	829,477
								     -----------    -----------
	      Total current liabilities 			       3,268,202      3,366,204

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities				  34,055	 40,948
  Deferred income taxes 						  89,673	101,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares in
     1997 and 1996; issued and outstanding 4,426,900 in 1997 and
     4,378,157 in 1996							  44,269	 43,782
  Additional paid-in capital					      15,351,856     15,258,656
  Retained earnings						       1,310,592	987,144
								     -----------    -----------
	      Total stockholders' equity                              16,706,717     16,289,582
								     -----------    -----------
	   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $20,098,647    $19,798,314
								     ===========    ===========

	     See Notes to Consolidated Financial Statements
				   3

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF CASH FLOWS


							    For the Six Months Ended
							  ----------------------------
							      1997	      1996
							  -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income						   $   323,448	  $    82,869
    Adjustments to reconcile net income to net
       cash provided by operating activities:
    Depreciation and amortization			       353,843	      280,426
    Provision for doubtful accounts				77,781	       77,145
    Deferred rent					       (53,916)       (33,236)
    Deferred income taxes				       (31,655)       (29,514)
Changes in operating assets and liabilities:
    Accounts receivable 				       (51,366)       132,324
    Other assets					       (27,083) 	4,385
    Inventories 					      (380,593)      (188,368)
    Prepaid expenses					       (76,392)       (40,447)
    Accounts payable						83,043	       70,730
    Accrued compensation and other expenses		      (402,705)        20,846
    Deferred revenue					       274,938	      307,843
							   ------------  -------------
	Net cash provided by operating activities		89,343	      685,003
							   ------------  -------------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Payments for additions to property and equipment	      (839,364)      (282,518)
    Advances under notes receivable and other assets	      (893,005) 	 -
    Purchase of long term investment			      (750,000) 	 -
							   ------------  -------------
	Net cash used in investing activities		    (2,482,369)      (282,518)
							   ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long term debt				-	      226,300
    Repayments of long-term debt				(6,255)    (1,590,603)
    Proceeds of common stock issued				93,687	      960,903
							   ------------  -------------
	Net cash provided by (used in) financing activities	87,432	     (403,400)
							   ------------  -------------

DECREASE IN CASH:					    (2,305,594) 	 (915)
    Cash and cash equivalents, beginning of period	     8,082,642	       11,463
							   ------------  -------------
    Cash and cash equivalents, end of period		   $ 5,777,048	  $    10,548
							   ============  =============


	     See Notes to Consolidated Financial Statements
				   4

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 1996 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2)  Inventories

	Inventories consisted of the following:

						   June 30,	  December 31,
						     1997	     1996
						  -----------	  -----------
	   Raw materials......................... $ 1,456,895	  $ 1,359,569
	   Work-in-process.......................     667,078	      697,749
	   Finished goods........................   2,436,954	    2,123,016
						  -----------	  -----------
						  $ 4,560,927	  $ 4,180,334
						   ===========	   ===========

(3)  Computation of Income Per Share

	Net income per common share is computed based upon the weighted average number of common shares and as appropriate, common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares consist of common stock options and warrants outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common, redeemable common, and common equivalent shares issued during the twelve month period prior to the proposed date of the initial filing of the Registration Statement have been included in the calculation as if they were outstanding for all periods prior to the Initial Public Offering
(IPO) using the treasury stock method and an offering price of $8.50 per share. Fully diluted net income per common share is not presented as it does not materially differ from primary earnings per share.

	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three and six months ended June 30, 1997 and 1996 would have been the same as the reported primary net income per share. The impact of SFAS 128 on the calculation of diluted net income per share for these quarters does not materially differ from basic net income per share. The Company plans to adopt SFAS 128 for periods after December 15, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

(4)  Investment in BioSeq, Inc. (BioSeq).

	In April 1997, the Company exercised its option to purchase an additional 165,000 shares of BioSeq stock at an aggregate cost of $750,000, thereby increasing its ownership of BioSeq to 19%. The investment is carried at cost of $1,482,000 and classified as a long term investment.

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Subsequent Event

	In July 1997, the Company, through its wholly owned subsidiary BBI-Source Scientific, Inc., completed the acquisition of all of the assets, business, and selected liabilities of Source Scientific, Inc. upon the cash payment of $1,894,000. The acquisition will be accounted for as a purchase. In addition to the cash payment, the total purchase price will include consulting, legal, accounting and other acquisition costs. The purchase price will be allocated to the fair market value of the assets and liabilities acquired. Any remaining portion will be allocated to goodwill and amortized over a ten year period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended June 30, 1997 and 1996

	Total revenue increased 20.9%, or $805,000, to $4,649,000 for the three months ended June 30, 1997 from $3,844,000 in the prior year period. This increase was the result of an increase in product sales of 13.5%, or $287,000, to $2,417,000 from $2,130,000 and an increase in specialty laboratory services of 30.2%, or $518,000, to $2,232,000 from $1,714,000. Product revenue increased primarily as a result of continued strong sales of new and existing Accurun( run controls and TQS products, but was partially offset by lower than expected sales to diagnostic test kit manufacturers. The increase in service revenue was primarily attributable to a 45.7% increase in Specialty Clinical Laboratory Testing revenue, driven once again by HIV molecular (PCR) tests needed for disease management programs.

	Gross profit increased 18.5%, or $300,000, to $1,921,000 for the current three months from $1,621,000 in the prior year period. The gross profit margin decreased to 41.3% for the current three months versus 42.2% in the prior year period. This decrease was primarily driven by a shift in the mix of revenue towards services (48% of total revenue in the current quarter versus 45% in the prior year period) as a result of the growth in Specialty Clinical Laboratory Testing noted above. The Company's services generally carry lower margins than its Quality Control Products.

	Research and development expenses increased 31.8%, or $62,000, to $257,000 for the current three months from $195,000 in the prior year period. This increase was primarily the result of additional research project expenditures for new Quality Control Products, including panels and Accurun(, as well as continued work on additional molecular tests for our Specialty Clinical Laboratory.

	Selling and marketing expenses increased 55.0%, or $275,000, to $776,000 for the current three months from $500,000 in the prior year period. This increase was primarily attributable to increased personnel costs associated with the addition of field staff for Accurun( and the Specialty Clinical Laboratory, increased spending for promotional materials, and increased travel costs.

	General and administrative expenses increased 25.9%, or $143,000, to $695,000 for the current three months from $552,000 in the prior year period. This increase was primarily a result of increased MIS and other support personnel, as well as the increased costs incurred as a public company.

	Net interest income of $99,000 was earned for the three months of 1997 versus a ($75,000) expense in the prior year period as the Company repaid most of its debt in the fourth quarter of 1996 and invested its available cash in short term, investment grade securities.

	For both periods, the Company provided taxes at the combined federal and state statutory rate of 40%.

Six Months Ended June 30, 1997 and 1996

	Total revenue increased 27.9%, or $1,930,000, to $8,858,000 for the six months ended June 30, 1997 from $6,928,000 in the prior year period. This increase was the result of an increase in product sales of 15.2%, or $598,000, to $4,544,000 from $3,946,000 and an increase in specialty laboratory services of 44.6%, or $1,331,000, to $4,314,000 from $2,983,000. Product revenue increased primarily as a result of an overall sales increase of 24.4% in Quality Control Products, due to continued strong sales of new and existing Accurun( and panel products and partially offset by a decrease of 13.8% in sales of Diagnostic Components. The increase in service revenue was primarily attributable to a 57.1% increase in Specialty Clinical Laboratory Testing revenue, particularly from HIV molecular (PCR) tests.

	Gross profit increased 34.7%, or $927,000, to $3,599,000 for the current six months from $2,672,000 in the prior year period. The gross profit margin increased to 40.6% for the current six months versus 38.6% in the prior year period. The gross margin improvement was almost entirely driven by improved margins in services (24.6% in 1996 to 32.0% in 1997) as the Company continued to benefit from both the addition of several new tests and higher volume in Specialty Clinical Laboratory Testing.

	Research and development expenses increased 36.5%, or $132,000, to $494,000 for the current six months from $362,000 in the prior year period. This increase was primarily the result of additional research project expenditures for new Quality Control Products, including panels and Accurun(, as well as continued work on additional molecular tests for our Specialty Clinical Laboratory.

	Selling and marketing expenses increased 51.8%, or $474,000, to $1,389,000 for the current six months from $915,000 in the prior year period. This increase was primarily attributable to increased personnel costs as well as increased costs for travel and promotional materials. The increased personnel costs are associated with the addition of marketing, technical support, and field sales staff for both Accurun( and the Specialty Clinical Laboratory.

	General and administrative expenses increased 26.2%, or $286,000, to $1,374,000 for the current six months from $1,088,000 in the prior year period. This increase was primarily a result of increased MIS and other support personnel, as well as the increased costs incurred as a public company.

	Net interest income of $197,000 was earned for the six months of 1997 versus a ($168,000) expense in the prior year period as the Company repaid most of its debt in the fourth quarter of 1996 and invested its available cash in short term, investment grade securities.

	For both periods, the Company provided taxes at the combined federal and state statutory rate of 40%.

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

	Net cash provided by operations for the six months ended June 30, 1997 was $89,000 as compared to $685,000 in the prior year period. This decrease in cash flow was primarily attributable to increased working capital requirements related to new product inventory and payments of income taxes and commissions.

	Cash used in investing activities for the six months ended June 30, 1997 was $2,482,000 as compared to $283,000 in the prior year period. This increase in investing activities was the result of: 1) increased capital expenditures for improvements at its Massachusetts manufacturing facility, 2) financing $800,000 of certain working capital needs in connection with the acquisition of the assets and business of Source Scientific, Inc.("Source"), and 3) the Company exercising its option to purchase an additional 165,000 shares of BioSeq stock at an aggregate cost of $750,000, thereby increasing its ownership of BioSeq to 19%. On July 2, 1997, the Company completed the acquisition of Source's assets and business at a contractually reduced purchase price of $1.9 million as Source's net worth had fallen below an agreed upon minimum amount. The Company is accounting for the acquisition as an asset purchase, and expects to amortize goodwill approximating the purchase price plus acquisition costs over a ten year period.

	Cash provided by financing activities for the six months ended June 30, 1997 was $87,000 as compared to $403,000 used in the prior comparable year period. The prior year period use of cash was primarily a $960,000 receipt from the sale of common stock offset by debt repayments of approximately $1,364,000. The net cash provided in 1997 resulted from $94,000 received for the exercise of 48,750 stock options.

	The Company anticipates capital expenditures to increase over the near term as it expects to spend approximately $400,000 more to expand its manufacturing capacity in West Bridgewater over the next six months. In addition, the Company has entered into a ten year lease agreement for space for its Maryland operation and expects to incur costs for tenant improvements over the next six months. The Company believes that existing cash balances, the borrowing capacity available under its revolving line of credit and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for at least the next twelve months. There were no material financial commitments for capital expenditures as of June 30, 1997, and currently there are no material commitments for capital or investment expenditures other than the Source Scientific, Inc. asset acquisition, the manufacturing expansion, and tenant improvements all as previously discussed above.

Recent Accounting Pronouncements

	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three and six months ended June 30, 1997 and 1996 would have been the same as the reported primary net income per share. The impact of SFAS 128 on the calculation of diluted net income per share for these quarters does not materially differ from basic net income per share. The Company plans to adopt SFAS 128 for periods after December 15, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Forward-Looking Statements

	This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

	Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of BBI-Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of BBI-Source Scientific, Inc. to the extent anticipated; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the Company has made a significant investment; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759)

BOSTON BIOMEDICA, INC.
Part II. Other Information

Item 4.   Submission of Matters to a Vote of Shareholders.

	The Company held its Annual Meeting of Stockholders of June 12, 1997. Approximately 3,484,851 shares, or 79.4%, of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. Set forth below is a brief description of the matter voted upon at the meeting and the voting results of such matter.

	Voted: To elect each of the following persons as Class I
	Directors of the Company, to serve as such until the Year 2000 Annual Meeting of Stockholders and until their successors have been duly elected and qualified:

			Francis E. Capitanio
			Calvin A. Saravis

Item 6.   Exhibits and Reports on Form 8K
	(a) Exhibits
	Exhibit No.
	3.1	Amended and Restated Articles of Organization of the
		Company**

	3.2	Amended and Restated Bylaws of the Company**

	4.1	Specimen Certificate for Shares of the Company's Common
		Stock**

	4.2	Description of Capital Stock (contained in the Restated
		Articles of Organization of the Company filed as Exhibit
		3.1) **

	10.1	Agreement, dated January 17, 1994, between Roche
		Molecular Systems, Inc. and the Company**

	10.2	Exclusive License Agreement, dated December 6, 1994,
		between the University of North Carolina at Chapel Hill and the Company**

	10.3	Contract, dated September 30, 1995, between the National
		Institutes of Health and the Company (No. 1-AI55273) **

	10.4	Contract, dated September 30, 1995, between the National
		Institutes of Health and the Company (No. 1-AI-55277) **

	10.6	Agreement, dated October 1, 1995, between Ajinomoto Co.,
		Inc. and the Company**

	10.7	Lease Agreement, dated June 30, 1992, for Rockville,
		Maryland Facility between Cambridge Biotech Corporation and the Company**

	10.8	Lease Agreement, dated July 28, 1995, for New Britain,
		Connecticut Facility between MB Associates and the
		Company**

	10.9	Worcester County Institution for Savings Warrant dated
		December 1, 1995 (No. 1) **

	10.10	Worcester County Institution for Savings Warrant dated
		July 26, 1993 (No. 2) **

	10.11	Stock Purchase Agreement, dated June 5, 1990, between
		G&G Diagnostics Limited Partnership I and the Company, as amended**

	10.14	Stock Purchase Agreement, dated April 26, 1996, between
		Kyowa Medex Co., Ltd. And the Company**

	10.15	1987 Non-Qualified Stock Option Plan**++

	10.16	Employee Stock Option Plan**++

	10.17	Underwriters Warrants, each dated November 4, 1996,
		between the Company and each of Oscar Gruss & Son
		Incorporated and Kaufman Bros., L.P. **

	10.20	Purchase Agreement, dated October 7, 1996, between
		BioSeq, Inc. and the Company**

	10.21	Warrant Agreement, dated October 7, 1996, between
		BioSeq, Inc. and the Company**

	10.22	Stockholders' Agreement, dated October 7, 1996, between
		BioSeq, Inc. and the Company**

	10.23	License Agreement, dated October 7, 1996, between
		BioSeq, Inc. and the Company**

	10.24.1 Commercial Loan Agreement, dated as of March 28, 1997, between The First National Bank of Boston and the
		Company**

	10.25	Asset Purchase Agreement, dated March 26, 1997 between
		Source Scientific, Inc. and the Company**

	10.26	Contract, dated March 1, 1997, between National Cancer
		Institute and the Company**

	10.27	Lease Agreement, dated May 16, 1997, for Rockville,
		Maryland facility between B.F. Saul Real Estate
		Investment Trust and the Company

	11	Statement re: Computation of Per Share Earnings

	21.1	Subsidiaries of the Company

	27	Financial Data Schedule
	________________________

++	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act
	of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  Reports on Form 8K

	The Company filed a form 8K dated July 17, 1997 regarding the acquisition of the assets, business, and selected liabilities of Source Scientific, Inc.

			       SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

			     BOSTON BIOMEDICA, INC.

Date: August 14, 1997	      By /s/  KEVIN W. QUINLAN
      ----------------		 ---------------------
				  Kevin W. Quinlan, Chief Financial Officer
					 (Principal Financial Officer)

			 BOSTON BIOMEDICA, INC.
			     EXHIBIT INDEX


EXHIBIT INDEX
-------------

   Exhibit No.								   Reference
   -----------								  -----------
   3.1	  Amended and Restated Articles of Organization of the Company	       A**

   3.2	  Amended and Restated Bylaws of the Company			       A**

   4.1	  Specimen Certificate for Shares of the Company's Common Stock        A**

   4.2	  Description of Capital Stock (contained in the Restated	       A**
	  Articles of Organization of the Company filed as Exhibit 3.1)

  10.1	  Agreement, dated January 17, 1994, between Roche Molecular	       A**
	  Systems, Inc. and the Company

  10.2	  Exclusive License Agreement, dated December 6, 1994, between	       A**
	  the University of North Carolina at Chapel Hill and the
	  Company

  10.3	  Contract, dated September 30, 1995, between the National	       A**
	  Institutes of Health and the Company (No. 1-AI55273)

  10.4	  Contract, dated September 30, 1995, between the National	       A**
	  Institutes of Health and the Company (No. 1-AI-55277)

  10.6	  Agreement, dated October 1, 1995, between Ajinomoto Co., Inc.        A**
	  and the Company

  10.7	  Lease Agreement, dated June 30, 1992, for Rockville, Maryland        A**
	  Facility between Cambridge Biotech Corporation and the Company

  10.8	  Lease Agreement, dated July 28, 1995, for New Britain,	       A**
	  Connecticut Facility between MB Associates and the Company

  10.9	  Worcester County Institution for Savings Warrant dated	       A**
	  December 1, 1995 (No. 1)

  10.10   Worcester County Institution for Savings Warrant dated	       A**
	  July 26, 1993 (No. 2)

  10.11   Stock Purchase Agreement, dated June 5, 1990, between G&G	       A**
	  Diagnostics Limited Partnership I and the Company, as amended

  10.14   Stock Purchase Agreement, dated April 26, 1996, between Kyowa        A**
	  Medex Co., Ltd. and the Company

  10.15   1987 Non-Qualified Stock Option Plan* 			       A**

  10.16   Employee Stock Option Plan*					       A**

  10.17   Underwriters Warrants, each dated November 4, 1996, between	       B**
	  the Company and each of Oscar Gruss & Son Incorporated and
	  Kaufman Bros., L.P.

  10.20   Purchase Agreement, dated October 7, 1996, between BioSeq,	       A**
	  Inc. and the Company

  10.21   Warrant Agreement, dated October 7, 1996, between BioSeq, Inc.       A**
	  and the Company

  10.22   Stockholders' Agreement, dated October 7, 1996, between              A**
	  BioSeq, Inc. and the Company

  10.23   License Agreement, dated October 7, 1996, between BioSeq, Inc.       A**
	  and the Company

  10.24.1 Commercial Loan Agreement, as of dated March 28, 1997, between       C**
	  The First National Bank of Boston and the Company

  10.25   Asset Purchase Agreement, dated March 26, 1997 between Source        C**
	  Scientific, Inc. and the Company

  10.26   Contract, dated March 1, 1997, between National Cancer	       D**
	  Institute and the Company

  10.27   Lease Agreement, dated May 16, 1997, for Rockville, Maryland	       Filed herewith
	  facility between B.F. Saul Real Estate Investment Trust and the
	  Company

  11	  Statement re: Computation of Per Share Earnings		       Filed herewith

  21.1	  Subsidiaries of the Company					       Filed herewith

  27	  Financial Data Schedule

________________________

A	Incorporated by reference to the Company's Registration
	Statement on Form S-1 (Registration No. 333-10759)(the "Registration Statement"). The number set forth herein is the number of the
	Exhibit in said registration statement.
B	Incorporated by reference to the Registration Statement, where
	the Exhibit was filed as Exhibit No. 10.17 and contained in
	Exhibit 1.1.
C	Incorporated by reference to the Company's Form 10K filed
	March 31, 1997
D	Incorporated by reference to the Company's Form 10Q filed
	May 14, 1997

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act
	of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.