Form 10-Q
period 1997-09-30
BOSTON BIOMEDICA INC
filed 1997-11-14
CIK 830656

================================================================================
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

				 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1997, or

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

  The number of shares outstanding of the Registrant's only class of common stock as of October 31, 1997 was 4,467,576.
================================================================================

Part I. Financial Information
Item 1. Financial Statements

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME


                                                    For the Three Months Ended        For the Nine Months Ended
                                                           September 30,                    September 30,
                                                   ----------------------------    ------------------------------
                                                       1997            1996            1997             1996
                                                   ------------    ------------    -------------    -------------
REVENUE:
     Product sales                                  $3,342,772      $2,021,462      $ 7,886,684      $ 5,967,221
     Services                                        2,797,010       1,993,269        7,111,101        4,975,893
                                                   ------------    ------------    -------------    -------------
            Total revenue                            6,139,782       4,014,731       14,997,785       10,943,114

COSTS AND EXPENSES:
     Cost of product sales                           1,783,485       1,044,513        4,110,569        3,051,346
     Cost of services                                1,815,023       1,218,193        4,746,749        3,467,803
     Research and development                          378,451         169,157          872,196          530,776
     Selling and marketing                             870,425         593,523        2,259,379        1,508,812
     General and administrative                        940,403         641,501        2,314,485        1,729,949
                                                   ------------    ------------    -------------    -------------
            Total operating costs and expenses       5,787,787       3,666,887       14,303,378       10,288,686

            Income from operations                     351,995         347,844          694,407          654,428

Interest income (expense), net                          58,250         (76,757)         254,920         (245,226)
                                                   ------------    ------------    -------------    -------------
            Income before income taxes                 410,245         271,087          949,327          409,202

Provision for income taxes                            (164,098)       (108,435)        (379,731)        (163,681)
                                                   ------------    ------------    -------------    -------------
            Net income                              $  246,147      $  162,652      $   569,596      $   245,521
                                                   ============    ============    =============    =============
            Net income per share                    $     0.05      $     0.05      $      0.12      $      0.08
                                                   ============    ============    =============    =============

Weighted average common and common
   equivalent shares outstanding                     4,802,878       3,313,108        4,804,942        3,251,885


             See Notes to Consolidated Financial Statements

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                          September 30,      December 31,
                                                                          -------------      -------------
                                                                              1997               1996
                                                                          -------------      -------------

                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 2,387,874        $ 8,082,642
  Accounts receivable, less allowances of $425,852 in 1997 and
     $352,058 in 1996                                                        4,611,811          3,415,994
  Inventories                                                                5,737,191          4,180,334
  Prepaid expense and other                                                    388,896            239,950
  Deferred income taxes                                                        308,490            283,200

                                                                          -------------      -------------
              Total current assets                                          13,434,262         16,202,120
                                                                          -------------      -------------

Property and equipment, net                                                  4,219,094          2,699,158

OTHER ASSETS:
  Long term investment                                                       1,482,500            732,500
  Goodwill and other intangibles, net                                        2,240,995             95,302
  Notes receivable and other                                                   122,071             69,234
                                                                          -------------      -------------
                                                                             3,845,566            897,036
                                                                          -------------      -------------
            TOTAL ASSETS                                                   $21,498,922        $19,798,314
                                                                          =============      =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long term debt                                     $    26,903        $    12,820
  Accounts payable                                                           1,507,318            991,839
  Accrued compensation                                                         868,994            840,666
  Accrued income taxes                                                         162,998            427,140
  Other accrued expenses                                                       492,519            264,262
  Deferred revenue                                                           1,105,499            829,477
                                                                          -------------      -------------
              Total current liabilities                                      4,164,231          3,366,204
                                                                          -------------      -------------

LONG-TERM LIABILITIES:
  Deferred rent and other liabilities                                          228,406             40,948
  Deferred income taxes                                                         92,506            101,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 20,000,000 shares in
     1997 and 1996; issued and outstanding 4,466,826 in 1997 and
     4,378,157 in 1996                                                          44,668             43,782
  Additional paid-in capital                                                15,412,371         15,258,656
  Retained earnings                                                          1,556,740            987,144
                                                                          -------------      -------------
              Total stockholders' equity                                    17,013,779         16,289,582
                                                                          -------------      -------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $21,498,922        $19,798,314
                                                                          =============      =============

             See Notes to Consolidated Financial Statements

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      1997           1996
                                                                  ------------    -----------
CASH FLOWS (FOR) FROM OPERATING ACTIVITIES:
    Net income                                                     $  569,596       $245,521
    Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
    Depreciation and amortization                                     596,747        432,490
    Provision for doubtful accounts                                   140,676        186,992
    Deferred rent                                                     (53,916)       (60,194)
    Deferred income taxes                                             (34,364)        53,334
Changes in operating assets and liabilities:
    Accounts receivable                                              (926,265)      (297,192)
    Other assets                                                      (11,823)        (2,575)
    Inventories                                                      (474,671)      (280,123)
    Prepaid expenses                                                  (97,869)       (43,278)
    Accounts payable                                                   86,323         59,977
    Accrued compensation and other expenses                          (312,574)       279,372
    Deferred revenue                                                  187,330        233,950
                                                                  ------------    -----------
        Net cash (used in) provided by operating activities          (330,810)       808,274
                                                                  ------------    -----------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Payments for additions to property and equipment               (1,652,588)      (495,797)
    Purchase of Intangible Assets                                      (5,752)          -
    Purchase of long term investment                                 (750,000)          -
    Net assets of acquisition, net of cash acquired                (1,993,722)          -
                                                                  ------------    -----------
        Net cash used in investing activities                      (4,402,062)      (495,797)
                                                                  ------------    -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Proceeds from long term debt                                         -           226,300
    Repayments of long-term debt                                   (1,116,497)      (932,912)
    Proceeds of common stock issued                                   154,601        960,904
    Initial public offering costs                                        -          (502,538)
                                                                  ------------    -----------
        Net cash used in financing activities                        (961,896)      (248,246)
                                                                  ------------    -----------

(DECREASE) INCREASE IN CASH:                                       (5,694,768)        64,231
    Cash and cash equivalents, beginning of period                  8,082,642         11,463
                                                                  ------------    -----------
    Cash and cash equivalents, end of period                       $2,387,874       $ 75,694
                                                                  ============    ===========

             See Notes to Consolidated Financial Statements

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation
-----------------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 1996 for Boston Biomedica, Inc. and Subsidiaries
(the "Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2)  Inventories
----------------

	Inventories consisted of the following:

                                              September 30,   December 31,
                                                  1997            1996
                                              -------------   -------------
Raw materials.................................. $2,125,707      $1,359,569
Work-in-process................................  1,061,995         697,749
Finished goods.................................  2,549,489       2,123,016
                                              -------------   -------------
                                                $5,737,191      $4,180,334
                                              =============   =============

(3)  Computation of Income Per Share
------------------------------------

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three months ended September 30, 1997 and 1996 would have been $.06. Basic net income per share for the nine months ended September 30, 1997 and 1996 would have been $.13 and $.09 respectively. The Company has not yet quantified what the impact of SFAS 128 will be on diluted income per share. The Company plans to adopt SFAS 128 for periods after December 15, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

(4)  Investment in BioSeq, Inc. (BioSeq).
-----------------------------------------

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

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Purchase of the net assets of Source Scientific, Inc.
---------------------------------------------------------

    In July 1997, the Company, through its wholly owned subsidiary BBI-Source Scientific, Inc., completed the acquisition of all of the assets, business, and selected liabilities of Source Scientific, Inc. ("Source"). In addition to the cash payment of $1,894,000 to Source, the total purchase price was $1,994,000 including consulting, legal, accounting and other acquisition costs, net of cash acquired. The acquisition is treated as an asset purchase as of July 1, 1997 and the results of operations have been included since that date. The purchase price exceeds the fair market value of net assets acquired by approximately $2,202,000, which is recognized as goodwill and is being amortized on a straight line basis over fifteen years.

    The following pro forma information combines the consolidated results of operations of the Company and Source Scientific, Inc. as if the asset purchase had occurred at the beginning of 1996, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, and related income tax effects. The pro forma information is shown for comparative purposes only and does not reflect the synergies expected to result from the integration of Source's business into the Company's business.

                           Quarter Ended               Nine Months Ended
                            September 30,               September 30,
                        ----------------------    ---------------------------
                          1997        1996           1997            1996
                         Actual     Pro Forma      Pro Forma       Pro Forma
                       ----------  -----------    ------------    -----------
Revenues                6,139,782   5,137,731      16,750,123      15,166,114
Operating income (loss)   351,995      47,844         (91,185)        147,202
Net income (loss)         246,147      28,706         (54,711)         88,321
EPS                          0.05        0.01           (0.01)           0.03


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview

The following Management's Discussion and Analysis reviews the Company's Results of Operations for the three months and nine months ended September 30, 1997 and 1996. Effective July 1, 1997, the Results of Operations include the results of the Company's clinical diagnostic instrument business purchased from Source Scientific, Inc. This business and the related assets, with selected liabilities, was acquired by a wholly owned subsidiary of the Company, BBI-Source Scientific, Inc. ("BBI-Source"), established to operate this instrument business. This acquisition represents a significant portion of the fluctuations for the third quarter of revenue and operating expenses, but did not have a material impact on net income.

Three Months Ended September 30, 1997 and 1996

    Total revenue increased 52.9%, or $2,125,000, to $6,140,000 for the three months ended September 30, 1997 from $4,015,000 in the prior year period. This increase was the result of an increase in product sales of 65.4%, or $1,322,000, to $3,343,000 from $2,021,000 and an increase in specialty laboratory services of 40.3%, or $804,000, to $2,797,000 from $1,993,000. Product revenue increased primarily due to the addition of the results of the Company's subsidiary, BBI-Source, as well as continued strong sales of Quality Control products including Accurun(R) run controls and panels. The increase in service revenue was primarily attributable to BBI-Source's inclusion in results, continued strong sales of the Company's Specialty Clinical Laboratory Testing services, especially the HIV molecular (PCR) test needed for disease management programs, and additional revenue from several new contracts at the Company's BBI-Biotech subsidiary.

    Gross profit increased 45%, or $789,000, to $2,541,000 for the current three months from $1,752,000 in the prior year period. The overall gross profit margin decreased to 41.4% for the current three months versus 43.6% in the prior year period. This decrease was primarily driven by lower margins in BBI-Source's products and services business, and lower margins in Specialty Clinical Laboratory Testing services, partially offset by higher margins in the Company's Quality Control Products. BBI-Source's service margins are expected to improve as it ramps up its field service activities.

    Research and development expenses increased 123.7%, or $209,000, to $378,000 for the current three months from $169,000 in the prior year period. This increase was primarily the result of additional research project expenditures for new Quality Control Products, including panels and Accurun(R), continued work on additional molecular tests for the Company's Specialty Clinical Laboratory, and development expenditures for BBI-Source's PlateMate(tm) plate reader instrument.

    Selling and marketing expenses increased 46.7%, or $276,000, to $870,000 for the current three months from $594,000 in the prior year period. In addition to including BBI-Source, this increase was also attributable to increased personnel costs associated with the addition of field staff for Accurun(R) and the Specialty Clinical Laboratory, increased spending for promotional materials, and increased travel costs.

    General and administrative expenses increased 46.6%, or $299,000, to $940,000 for the current three months from $641,000 in the prior year period. In addition to the effect of including BBI-Source for the first time, this increase was also a result of increased MIS and other support personnel, as well as the increased costs incurred as a public company.

    Net interest income of $58,000 was earned for the three months ended September 30, 1997 versus a ($77,000) expense in the prior year period as the Company repaid most of its debt in the fourth quarter of 1996 and invested its available cash in short term, investment grade securities.

    For both periods, the Company provided taxes at the combined federal and state statutory rate of 40%.

Nine Months Ended September 30, 1997 and 1996

    Total revenue increased 37.1%, or $4,055,000, to $14,998,000 for the nine months ended September 30, 1997 from $10,943,000 in the prior year period. This increase was the result of an increase in product sales of 32.2%, or $1,920,000, to $7,887,000 from $5,967,000 and an increase in specialty laboratory services of 42.9%, or $2,135,000, to $7,111,000 from $4,976,000. Product revenue increased primarily due to the addition of BBI-Source for the third quarter as well as increased sales of Quality Control Products, due to continued strong demand for both new and existing Accurun(R) and panel products. The increase in service revenue was primarily attributable to the addition of BBI-Source, increases in Specialty Clinical Laboratory Testing revenue, particularly from HIV molecular (PCR) tests, and additional revenue from several new contracts at the Company's BBI-Biotech subsidiary.

    Gross profit increased 38.8%, or $1,716,000, to $6,140,000 for the current nine months from $4,424,000 in the prior year period. The overall gross profit margin increased to 40.9% for the current nine months versus 40.4% in the prior year period. The gross margin improvement was driven by improved margins in services (from 30.3% in 1996 to 33.2% in 1997) as the Company continued to benefit from both the addition of several new tests and higher volume in Specialty Clinical Laboratory Testing, as well as improved margins in Quality Control products. BBI-Source's lower margins had less of an effect for the nine
months as results were only included for the third quarter.   In
general, the Company expects slightly lower margins from BBI-Source's products. BBI-Source's service margins are expected to improve as it ramps up its field service business.

    Research and development expenses increased 64.3%, or $341,000, to $872,000 for the current nine months from $531,000 in the prior year period. This increase was primarily the result of additional research project expenditures for new Quality Control Products, including panels and Accurun(R), as well as continued work on additional molecular tests for our Specialty Clinical Laboratory, and project expenditures for BBI-Source's PlateMate(tm) plate reader instrument.

    Selling and marketing expenses increased 49.7%, or $750,000, to $2,259,000 for the current nine months from $1,509,000 in the prior year period. In addition to including BBI-Source, this increase was attributable to increased personnel costs as well as increased costs for travel and promotional materials. The increased personnel costs are associated with the addition of marketing, technical support, and field sales staff for both Accurun(R) and the Specialty Clinical Laboratory.

    General and administrative expenses increased 33.8%, or $584,000, to $2,314,000 for the current nine months from $1,730,000 in the prior year period. In addition to the effect of including BBI-Source for the first time, this increase was primarily a result of increased MIS and other support personnel, as well as the increased costs incurred as a public company.

    Net interest income of $255,000 was earned for the nine months of 1997 versus a ($245,000) expense in the prior year period as the Company repaid most of its debt in the fourth quarter of 1996 and invested its available cash in short term, investment grade securities.

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

    Net cash used for operations for the nine months ended September 30, 1997 was ($331,000) as compared to $808,000 provided by operations in the prior year period. This decrease in cash flow was primarily attributable to increased working capital requirements for accounts receivable, new product inventory, and payments of income taxes and commissions.

    Cash used in investing activities for the nine months ended September 30, 1997 was ($4,402,000) as compared to ($496,000) in the prior year period. This increase in investing activities was the result of: 1) the acquisition of all of the assets, business, and selected liabilities of Source Scientific, Inc.("Source") for $1,994,000 (see below); 2) increased capital expenditures for improvements at the Company's Massachusetts manufacturing facility and new contract research facility in Maryland; and 3) the Company exercising its option to purchase an additional 165,000 shares of BioSeq stock at an aggregate cost of $750,000, thereby increasing its ownership of BioSeq to 19%. On July 2, 1997, the Company completed the acquisition of Source's assets and business at a contractually reduced purchase price of $1,994,000 including consulting, legal, accounting and other acquisition costs, net of cash acquired, as Source's net worth had fallen below an agreed upon minimum amount. The Company is accounting for the acquisition as an asset purchase, and is amortizing goodwill of $2,202,000 over a fifteen year period on a straight line basis.

    Cash used in financing activities for the nine months ended September 30, 1997 was ($962,000) as compared to ($248,000) in the prior comparable year period. The prior year period use of cash was primarily a $960,000 receipt from the sale of common stock offset by net debt repayments of approximately $707,000 and payments for the Company's planned initial public offering of $503,000. The net cash used in 1997 resulted from repayment of $1,107,000 of BBI-Source's debt, less proceeds received from issuance of stock options exercised.

    The Company anticipates capital expenditures for building and leasehold improvements to continue over the near term as it completes the expansion of its manufacturing capacity in West Bridgewater. In addition, the Company has entered into a ten year lease agreement for space for its Maryland operations and expects to incur costs for tenant improvements over the next several months. The Company believes that existing cash balances, the borrowing capacity available under its revolving line of credit and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for at least the next twelve months. There were no material financial commitments for capital expenditures as of September 30, 1997, and currently there are no material commitments for capital or investment expenditures other than the manufacturing expansion and tenant improvements all as previously discussed above.

Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three months ended September 30, 1997 and 1996 would have been $.06. Basic net income per share for the nine months ended September 30, 1997 and 1996 would have been $.13 and $.09 respectively. The Company has not yet quantified what the impact of SFAS 128 will be on diluted income per share. The Company plans to adopt SFAS 128 for periods after December 15, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

    Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of BBI-Source Scientific, Inc. into the Company's business; inability of the Company to renew all of the existing field service contracts recently assigned to BBI-Source Scientific, Inc.; inability of the Company to grow the sales of BBI-Source Scientific, Inc. to the extent anticipated; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the

Company has made a significant investment; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

BOSTON BIOMEDICA, INC.

Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K
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

(b)  Reports on Form 8-K

        The Company filed a form 8-K dated July 17, 1997 regarding the acquisition of the assets, business, and selected liabilities of Source Scientific, Inc.

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOSTON BIOMEDICA, INC.

Date: November 14, 1997         By    /s/  KEVIN W. QUINLAN
      --------------------           -----------------------
                                Kevin W. Quinlan, Chief Financial Officer
                                      (Principal Financial Officer)

                         BOSTON BIOMEDICA, INC.
                             EXHIBIT INDEX

EXHIBIT INDEX
--------------

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
	  Institute and the Company

  10.27   Lease Agreement, dated May 16, 1997, for Rockville, Maryland         E**
	  facility between B.F. Saul Real Estate Investment Trust and the
	  Company

  11	  Statement re: Computation of Per Share Earnings		       Filed herewith

  21.1    Subsidiaries of the Company                                          E**

  27      Financial Data Schedule                                              Filed herewith

________________________

A	Incorporated by reference to the Company's Registration
	Statement on Form S-1 (Registration No. 333-10759)(the "Registration Statement"). The number set forth herein is the number of the
	Exhibit in said registration statement.
B	Incorporated by reference to the Registration Statement, where
	the Exhibit was filed as Exhibit No. 10.17 and contained in
	Exhibit 1.1.
C	Incorporated by reference to the Company's Form 10K filed
        March 31, 1997.
D	Incorporated by reference to the Company's Form 10Q filed
        May 14, 1997.
E       Incorporated by reference to the Company's Form 10Q filed
        August 14, 1997.

*	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act
	of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.