Form 10-K
period 1997-12-31
BOSTON BIOMEDICA INC
filed 1998-03-31
CIK 830656

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997, or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _______________________
Commission file number 000-21615 .





                             BOSTON BIOMEDICA, INC.
                             ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





              MASSACHUSETTS                                  04-2652826
              -------------                                  ----------
     (State or other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

            375 WEST STREET,
     WEST BRIDGEWATER, MASSACHUSETTS                          02379-1040
     -------------------------------                          ----------
(Address of Principal Executive Offices)                      (zip code)


Registrant's telephone number, including area code    (508) 580-1900
                                                      --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OFTHE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  [X]   No  [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 1998 was $27,754,339. The aggregate market value was computed by reference to the closing price as of that date on NASDAQ.

         The number of shares outstanding of the Registrant's only class of common stock as of March 17, 1998 was 4,643,172.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the Registrant's definitive Proxy Statement for its 1997 annual meeting, are incorporated by reference into Part III of this Report, and portions of the Registrant's Registration Statement on Form S-1 (Registration No. 333-10759) are incorporated by reference into Part IV of this Report.


================================================================================



                                 PART I
ITEM 	1.	BUSINESS

        The Company is a worldwide provider of proprietary quality control products for use with in vitro diagnostic test kits ("test kits") for the detection, analysis and monitoring of infectious diseases, including AIDS, Hepatitis and Lyme Disease. These products are used to develop test kits, to permit the monitoring of laboratory equipment and personnel, and to help ensure the accuracy of test results. The Company's products are derived from human plasma and serum using proprietary manufacturing processes. The Company believes its Quality Control Panel products are viewed as the current industry standard for the independent assessment of the performance of HIV and Hepatitis test kits. The Company also manufactures diagnostic test kit components, laboratory instruments, and provides specialty laboratory services, including clinical trials. It also provides contract instrument development and related repairs at its service center in Garden Grove, CA. The Company's customers include test kit manufacturers, regulatory agencies and end-users of test kits such as blood banks, hospital laboratories and clinical reference laboratories. Currently the Company's products are used in connection with the detection of more than 15 infectious diseases, and its specialty laboratory services are used in connection with the detection of over 100 such diseases.

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

        Most infectious disease tests currently use microbiological or immunological methods. However, molecular diagnostic methods are increasingly being used in research and clinical laboratories worldwide. The Company believes that the advent of molecular diagnostic methods will complement rather than diminish the need to test by microbiological and immunological procedures, because different test methods reveal different information about a disease state. The Company anticipates that as new test methods become more widespread, they will account for a larger portion of the Company's business.

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

Company Products and Services

Overview

        The Company offers two broad product classes used in in vitro diagnostics ("IVD"): "Diagnostic Products" consisting of Quality Control Panels, Accurun( Run Controls and Diagnostic Components, all used in connection with infectious disease testing, and new for 1997, "Laboratory Instruments". Diagnostic Products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company's Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits detect the correct analyte (specificity), detect it the same way every time (reproducibility), and detect it at the appropriate levels (sensitivity). The Company's Accurun( Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers.

        Through its wholly owned subsidiary, BBI Source Scientific, Inc., the Company designs, manufactures and markets Laboratory Instruments used in hospitals, clinics, and research, environmental and food testing laboratories. Utilizing a common hardware technology platform, these instruments are used in connection with the performance of an IVD test, including reading the test result.

        The Company's specialty clinical laboratory services include both routine and sophisticated infectious disease testing in microbiology, immunology and molecular biology. The Company seeks to focus its specialty laboratory services in advanced areas of infectious disease testing, and provides contract research and clinical trials for the United States government and for domestic and foreign test kit manufacturers.

Diagnostic Products

        The Company manufactures its Diagnostic Products from human plasma and serum which are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 50,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) which provides most of the raw material for its products. Within the Diagnostic Products class are two groups: Quality Control Products (Panels and Accurun( Run Controls) and Diagnostic Components.

        Quality Control Panels

        Quality Control Panels consist of blood products characterized by the presence or absence of specific disease markers and a Data Sheet containing comprehensive quantitative data useful for comparative analysis. These Quality Control Panels are designed for measuring overall test kit performance and laboratory proficiency, as well as for training laboratory professionals. The Company's Data Sheets, containing comprehensive quantitative data useful for comparative analysis, are an integral part of its Quality Control Panels. These Data Sheets are created as the result of extensive testing of proposed panel components in both the Company's laboratories and at major testing laboratories on behalf of the Company in the United States and Europe, including national public health laboratories, research and clinical laboratories and regulatory agencies. These laboratories are selected based on their expertise in performing the appropriate tests on a large scale in an actual clinical setting; this testing process provides the Company's customers with the benefit that the Quality Control Panels they purchase from the Company have undergone rigorous testing in actual clinical settings. In addition, the Company provides information on its Data Sheets on the reactivity of panel components in all FDA licensed test kits and all leading European test kits for the target pathogen, as well as for all other appropriate markers of this pathogen. For example, the Company's HIV panel Data Sheets include anti-HIV by IFA, ELISA and western blot; HIV antigen by ELISA; and HIV RNA by several molecular diagnostic procedures. The Company's Data Sheets require significant time and scientific expertise to prepare. The following table describes the types of Quality Control Panel products currently offered by the Company.

                                          QUALITY CONTROL PANEL PRODUCTS
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

PRODUCT LINE                     DESCRIPTION                         USE                               CUSTOMERS
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

Seroconversion Panels            Plasma samples collected from a     Compare the clinical              Test kit
                                 single individual overra specific   sensitivity of competing          manufacturers and
                                 time period showing conversion      manufacturers' test kits,         regulators.
                                 from negative to positive for       enabling the user to assess the
                                 markers of an infectious            sensitivity of a test in
                                 disease.-                           detecting a developing
                                                                     antigen/antibody.
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

Performance Panels               A set of 10 to 50 serum and         Determine test kit performance    Test kit
                                 plasma samples collected from       against all expected levels of    manufacturers and
                                 many different individuals and      reactivities in the evaluation    regulators.
                                 characterized for the presence or   of new, modified and improved
                                 absence of a particular disease     test methods.
                                 marker.
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

Sensitivity Panels               Precise dilutions of human plasma   Evaluate the low-end analytical   Test kit
                                 or serum human plasma or serum      sensitivity of a test kit.        manufacturers
                                 containing a known amount of an
                                 infectious disease marker as
                                 calibrated against international
                                 standards.
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

Qualification Panels             Dilutions of human plasma or        Demonstrate the consistent        Clinical reference
                                 serum manifesting a full range of   lot-to-lot performance of test    laboratories, blood
                                 reactivities in test kits for a     kits, troubleshoot problems,      banks, and hospital
                                 specific marker.                    evaluate proficiency, and train   laboratories
                                                                     laboratory technicians.
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

OEM Panels                       Custom-designed Qualification       Train laboratory personnel on     Custom designed
                                 Panels for regulators and test      new test kits or equipment.       with test kit
                                 kit manufacturers for                                                 manufacturers and
                                 distribution to customers or for                                      regulators as an
                                 internal use.                                                         end-user product or
                                                                                                       for internal use.
- -------------------------------- ----------------------------------- --------------------------------- ---------------------

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

        Quality Control Panels currently span the immunologic markers for AIDS (i.e., HIV), Hepatitis (A, B and C), Lyme Disease and ToRCH (Toxoplasma, rubella, cytomegalovirus and herpes simplex virus). New introductions this year include Performance Panels for HIV, EBV and HCV, Qualification Panels for HIV, HTLV, CMV and HCV, and additional Seroconversion Panels for HIV and HCV. Included in the Performance Panel category are the first "Worldwide" panels for HCV and HIV that include specimens from throughout the world reactive for variants and subtypes of these deadly viruses.

        Accurun(r) Run Controls

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

        In 1997, the Company introduced its AccuChartTM tracking and charting software. Used as part of a laboratory's quality assurance program, AccuChartTM runs on a PC and is designed to provide the data tracking capability needed to document laboratory performance.

        The Company's Accurun(r) family of products is targeted at the emerging market of end-users of infectious disease test kits. The Company believes that it offers the most comprehensive line of Run Controls in the industry, and that its Accurun(r) products, in combination with its Quality Control Panel products, provide an extensive line of products for quality assurance in infectious disease testing. The Company intends to continue to expand its line of Accurun(r) products, thereby providing its customers with the convenience and cost effectiveness of a single supplier for independent run controls.

        The Company introduced its first four Accurun(r) Run Control products in the fourth quarter of 1993 and has since developed and released for sale an additional 31 Accurun(r) products, for a total of 35

Run Controls. The majority of these products are available for diagnostic purposes; the others currently are limited to research use. Current Accurun(r) Run Control products range in price from $5 to $45 per milliliter and are described in the following table.

                                               ACCURUN(r) RUN CONTROLS

- ------------------------------- -------------------------------- ---------------------- ------------------------------


         PRODUCT LINE                     DESCRIPTION              CURRENT NUMBER OF          PRIMARY CUSTOMERS
                                                                       PRODUCTS
- ------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(r)1-99               Multi-marker Run Control                 6              Blood Banks
                                for immunological tests
- ------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(r)100-199            Single-marker Run Control                22             Hospitals and clinical
                                for immunological tests                                 reference laboratories
- ------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(r)200-299            Multi-marker Run Control                 1              Research and specialty
                                for molecular tests                                     laboratories
- ------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(r)300-399            Single-marker Run Control                3              Research and specialty
                                for immunological tests                                 laboratories
- ------------------------------- -------------------------------- ---------------------- ------------------------------

   Accurun(r)800-899            Negative Run Control for                 3              All laboratories
                                immunological and molecular
                                tests
- ------------------------------- -------------------------------- ---------------------- ------------------------------

        All of the Company's Accurun(r) Run Controls require FDA premarket clearance (a 510(k)) prior to being marketed for diagnostic use, under current FDA rules. The FDA Modernization Act of 1997 will likely produce new regulations exempting some of these products from FDA submission requirements, but the new rules are not yet in place. As of March 1, 1998, a total of nine products in the Accurun 1(r) line and 14 single analyte Accurun( controls have received 510(k) clearance from the FDA. An additional three Accurun(r) single analyte products have been submitted but have not yet received FDA approval.

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

Laboratory Instruments

        In 1997, the Company acquired the business and net assets of Source Scientific, Inc., a laboratory instrument manufacturer in Garden Grove, California. As a result of this acquisition, the Company through its wholly owned subsidiary, BBI Source Scientific, Inc. ("BBI Source"), now has expertise in IVD instruments, adding to its existing capability in IVD quality control products. This is significant since, in addition to the test kit and a well trained technician, the third element to an accurate test result is a properly calibrated instrument to read the test result. See also Note 2 to the Company's Notes to Consolidated Financial Statements in Item 8 hereunder regarding the Company's purchase of the business and net assets of Source Scientific, Inc.

        BBI Source designs, manufactures and markets Laboratory Instruments used in hospitals, clinics, and research, environmental and food testing laboratories. They are generally sold on a private-label or OEM basis for other companies utilizing a common hardware technology platform. The instruments manufactured by the Company use advanced optical detection methods (luminescence, fluorescence, reflectance, photometry), robotics, fluidics, and unique software, which is desired by customer companies reselling the state-of-the-art instrumentation systems to clinical distributors and laboratories worldwide.

        The products currently being offered by BBI Source have been commercialized since 1985. BBI Source expects that its newest products will be available for production in late 1998. Management believes that products address important market segments in biomedical and clinical diagnostic testing and environmental monitoring and food testing research. The BBI Source product line includes the following:

        MicroChem(r) Photometer. A compact, low-cost, photometer designed for immunoassay and general chemistry applications.

        ChemStat(r) Automated Photometer. A high-speed, automated photometer with a sample capacity of 95 tubes and a read rate of one sample per second. This product is suited for high-volume processing.

        ChemStat(r) Plus Automated Photometer. The ChemStat Plus is a second generation photometer compatible with the EXEC-WASH Washing System that features menu-driven software and optional on-board dispensers.

        E/LUMINA(r) Luminescence Analyzer. A flexible luminometer for both "flash" and "glow" luminescence methods, this automated system reads up to 114 samples and reports final results.

        E/LUMINA(r) 2E Automated Luminescence Analyzer. This detection system is designed with the same features as the E/LUMINA Luminescence Analyzer that can be used to detect faster "flash" luminescence techniques and adapts to various formats, as well as to liquid phase assays.

        EXEC-WASH(r) Washing System. An automated immunoassay washing system that can be quickly configured by the user to wash different solid-phase assay formats by a propriety manifold design. The EXEC-WASH is fully compatible with a variety of other Company products, such as the ChemStat, the ChemStat Plus and the E/LUMINA Luminescence Analyzer.

        PlateMate(r) Reader. The Company expects to have available in 1998 the PlateMate Reader, a microfluidics well-reading system combining robotics and fluidics. The current design of the PlateMate Reader performs photometric assays in the 400 to 700 nm range for 96 samples at a time and prints out results directly on a built-in printer.

        Protocol Design Software System. A development tool for researchers and assay manufacturers, the program operates under Microsoft(r) Windows and serves as the master programing center for EXEC-WASH systems to create fluid handling protocols.

        FOCUS(r). Florescence Polarization System. Fluorescence polarization ("FP") is a technology that has dominated the clinical market for therapeutic and abuse drug level testing for many years.

        FluoroStat(r) Reader. The FluoroStat is a compact fluorometer that is highly sensitive and provides a broad dynamic range for tube-based fluorometric assays. The instrument was introduced in September 1995 and is currently available for OEM manufacture.

Services

        The Company seeks to focus its specialty laboratory services in both the clinical reference laboratory testing and advanced research areas. The Company concentrates its services in those areas of infectious disease testing which are complementary to its quality control and diagnostic products businesses.

        Specialty Clinical Laboratory Testing. Through its wholly owned subsidiary, BBI Clinical Laboratories, Inc. the Company operates an independent specialty clinical reference laboratory which performs both routine and sophisticated infectious disease testing in microbiology, immunology and molecular biology, with special emphasis in AIDS, Viral Hepatitis and Lyme Disease. The Company's specialty clinical laboratory combines traditional microbiology, advanced immunology, and current molecular diagnostic techniques, such as PCR, to detect and identify microorganisms, their antigens and related antibodies, and their nucleic acids (i.e., DNA and RNA). Customers include physicians, clinics, hospitals and other clinical/research laboratories.

        Contract Research. The Company, through its wholly owned subsidiary, BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), offers a variety of contract research services in molecular biology, cell biology and immunology to governmental agencies, diagnostic test kit manufacturers and biomedical researchers. Molecular biology services include DNA sequencing, recombinant DNA support, probe labeling and custom PCR assays. Cell biology and immunology services include sterility testing, virus infectivity assays, cultivations of virus or bacteria from clinical specimens, preparation of viral or bacterial antigens or nucleic acids, and production of antibodies. The Company is currently providing contract research services under several contracts and grants. These services primarily related to infectious diseases, and include the following: assessment of the efficiency of candidate HIV vaccines in a monkey model system; development of a multiplex RT PCR based test for HIV-1, HTLV I/II, HCV, and HBV; DNA sequencing of human genes involved in neurological disorders; plate assays for HIV-1 genotyping; and eliciting neutralizing antibodies targeting HIV. In addition, since 1983, BBI Biotech, has provided blood processing and repository services for the National Cancer Institute ("NCI"), also a part of the National Institutes of Health ("NIH"). The repository stores over 2,000,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs. A new one year NCI repository contract was signed in February 1997 which includes four one year renewal options exercisable by NCI. The total value of the contract in the first year is $916,000, and including all options, is $4.8 million. The initial renewal option has been approved by the NCI although there can be no assurance that any subsequent options will be exercised.

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

        Laboratory Instrumentation Services. BBI Source offers design, development and manufacturing services to companies seeking to market biomedical products manufactured under government-approved manufacturing practices. The OEM services range in complexity from contract manufacturing to full system development and distribution.

        BBI Source also provides after-sales-service. Management believes that after-sales service is a major marketing advantage in many of the Company's markets, since many of the Company's customers do not maintain their own full service departments. Servi-Trak(r), a proprietary software program, is a key element of this after-sales service. The Company's service department is located at BBI Source's facility in Garden Grove, California. A fully functional service center located in Giessen, Germany, is contracted by the Company to provide European service and support.

        On March 9, 1998, the Company announced plans to modify a previously announced 3-year contract with ABX Hematology, Inc. ("ABX") and its parent company, ABX Hematologie, SA (France). Under the contract, the Company provided technical, customer and field services for instruments sold by ABX in the United States. Under the modified agreement, individual customer service contracts will be assigned to ABX and ABX will assume responsibility for its United States instruments. The Company will provide certain consulting services through March 1999 to assist ABX in establishing a sales, customer service, technical support, and field service operation in the United States for its hematology instrument and reagent business. In addition, the Company has agreed to allow ABX to occupy space at its California facility during the period of the agreement. The Company's personnel associated with this contract, included the nationwide field service organization and hotline technical support, will be offered employment by ABX.

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

Research and Development

        The Company's research and development effort is focused on the development of (i) new and improved Quality Control Products (Panels and Accurun(r)) for the emerging end-user market, (ii) new products for existing customers, (iii) Diagnostic Components for use with test kits for both new test methodologies and new diseases, (iv) new laboratory instruments and mechanical and optical detection techniques, and (v) infectious disease testing services using PCR and other amplification assays for AIDS, Viral Hepatitis, Lyme Disease and Chlamydia, among others. The Company has approximately 36 full or part-time employees involved in its research and development effort. For 1997 the Company increased spending on research and development as a percentage of revenues compared to 1996 and expects to continue to increase such expenditures as a percentage of revenues for the next several years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." The Company's research scientists work closely with sales, marketing, manufacturing, regulatory and finance personnel to identify and prioritize the development of new products and services.

        The Company's product development activities center on the identification and characterization of materials for the manufacture of new Quality Control Products and the replacement of sold-out products. During 1997, the Company introduced 32 new Seroconversion, Performance, Sensitivity and Qualification Panel products, as well as 6 new Accurun(r) Run Controls, and 34 OEM Panels. The

Company is developing new Quality Control Products for use with both immunological and molecular diagnostic tests for subtypes and variants of HIV, HCV and HBV, and a variety of controls targeted for leading instrument platforms. The Company has increased the number of off-the-shelf Quality Control Products it offers from approximately 20 products in 1990 to approximately 167 in 1997.

        The Company's product development activities related to Laboratory Instruments are centered on additional configurations for its PlateMate(r) microtiter plate reader and the development of a "reflectance" reader to produce qualitative results from rapid IVD tests using dry chemistry (strip) technology. In addition, the Company continues to work on applications for existing products to broaden their utilization.

        The Company is also developing new and improved infectious disease tests which offer potential for above average profit for use in its specialty laboratory business. This includes emphasis on additional applications of PCR and other amplification technologies to infectious disease diagnostics, beyond its current assays for the pathogens of AIDS, Viral Hepatitis, Lyme Disease and Herpes, and for the direct detection of other infectious agents in blood, tissues and other body fluids.

        From time to time in the past, the Company has funded a portion of its research and development activities from grants provided by various agencies and departments of the United States government. See also "-Services-Contract Research."

Strategic Alliances

        University of North Carolina at Chapel Hill ("UNC"). The Company is directly supporting a drug discovery program at UNC, in which a full-time research scientist is working to develop synthetic derivatives of anti-HIV compounds that have been discovered pursuant to the Company's joint collaboration with UNC. This research scientist is also working to introduce modifications to these derivatives that would make them more soluble, less toxic, or otherwise enhance their anti-viral properties. UNC has licensed to the Company exclusive worldwide rights to three series of patent applications filed by the Company and UNC with respect to three classes of anti-HIV compounds. Two such compounds have exhibited therapeutic indices in in vitro test model systems in excess of those recorded for AZT under comparable test conditions. The Company is expending approximately $150,000 per year for research and development relating to these compounds. In addition, under this license, the Company will also have the rights to any new anti-HIV compounds or derivatives developed in the course of this sponsored research, provided the Company obtains certain regulatory approvals from the FDA. See also "-Services-Drug Screening program."

        Ajinomoto Co., Inc. The Company entered into an agreement with Ajinomoto Co., Inc. in October 1995 pursuant to which the Company is performing research regarding among other things, whether tests for certain amino acids in plasma can be used to determine a person's immune status, particularly in chronic fatigue syndrome. This project is funded by Ajinomoto and has a three year budget of approximately $1,000,000. Discoveries and inventions arising from the research will be owned by Ajinomoto, but the Company has the right of first refusal to obtain certain exclusive licenses from Ajinomoto of any patented technology arising from the research. The Company is entitled to certain royalties based upon a percentage of sales of products arising out of the research. This agreement expires in September 1998. The Company does not know if the contract will be renewed.

        BioSeq, Inc. In October 1996, the Company entered into a strategic alliance with BioSeq, Inc. an early stage biotechnology company that is developing a technology that may, through the use of pressure, be able to more precisely control chemical reactions. The Company believes that this technology may be useful for sample preparation in connection with both molecular and immunological testing, process purification, sequencing, synthesizing and characterizing nucleic acids and proteins, which may then allow for the more precise identification of infectious disease agents. See also Note 5 to the Company's

Notes to Consolidated Financial Statements in Item 8 hereunder regarding the Company's investment in BioSeq, Inc. The Company, in a seperate transaction, purchased a licensed technology from BioSeq, Inc. on March 20, 1998. See also
Note 14 to the Company's Note to Consolidated Financial Statements and Item 8 hereunder regarding subsequent event.

Sales and Marketing

        The Company's sales and marketing efforts are directed by a Senior Vice President of Sales and Marketing and includes 25 sales people and 9 other full-time marketing and customer services employees.

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

        The Company recently has begun to focus its sales and marketing efforts on the emerging end-user market for quality control products for infectious disease test kits. To promote this objective, the Company has implemented a major marketing platform, known as "Total Quality System" ("TQS"). TQS is a package of Quality Control Products, including the Company's Accurun(r) Run Controls, which is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory instrument and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun(r) line of run control products.

        The Company's products are currently sold through a combination of telephone, mail, third party distributors and direct sales efforts. Domestically, Diagnostic Products are sold through a direct sales force consisting of a sales director, three regional managers and nine sales representatives. Internationally, the Company distributes its Diagnostic Products both directly and through 21 independent distributors located in Japan, Australia, South America, Southeast Asia, Israel and Europe. The Company's international sales manager oversees the Company's foreign distributors. The Company's Laboratory Instruments are sold through a direct domestic and international sales force consisting of two sales managers. Export sales, including sales to distributors, for the years ended December 31, 1995, 1996, and 1997 were $3.4 million, $4.3 million, and $5.2 million, respectively. See also Note 6 to the Consolidated Financial Statements.

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

Customers

        The Company's customers for Diagnostic Products comprise three major groups: (i) international diagnostics and pharmaceutical manufacturing companies, such as Abbott Diagnostics, Behring, Boehringer Mannheim, Chiron, Fujirebio, Hoffman LaRoche, Ortho Diagnostics (Johnson and Johnson), Sanofi Diagnostics and Sorin Biomedica; (ii) regulatory agencies such as the United States FDA, the British Public Health Laboratory Service, the French Institut National de la Transfusion Sanguine, and the German Paul Ehrlich Institute; and
(iii) end-users of diagnostic test kits, such as hospital and independent clinical laboratories, including LabCorp, Quest and Smith Klein Beecham, public health laboratories and blood banks, including the American Red Cross, Swiss Red Cross, United Blood Services and Kaiser Permanente. The Company's customers for Laboratory Instruments consist of international diagnostic and pharmaceutical manufacturing companies and are generally sold on an OEM basis, for use by hospitals, and clinical and research laboratories. In addition, Laboratory Instruments are sold directly to environmental and food testing laboratories, and wineries. Customers include Mast Immuno Systems, ABX Hematology, Hybritech Inc., Vicam, and Toray Fuji Bionics Inc. The Company's Specialty Clinical Laboratory Testing services are sold to hospital and clinical laboratories, physicians, blood banks, researchers and other health care providers. The Company's Contract Research services are typically offered under contracts to governmental agencies, diagnostic test kit manufacturers and biomedical researchers.

        The Company does not have long-term contracts with its customers for Quality Control Products and Diagnostic Components. The Company's products are sold to its customers pursuant to purchase orders for discrete purchases. Laboratory Instruments sold on an OEM basis are usually done so under a one year contract with monthly delivery dates. Although the Company believes that its relationships with customers are satisfactory, termination of the Company's relationship with any one of its customers could have a material adverse effect on the Company.

        During the fiscal years 1995, 1996 and 1997, sales to the Company's three largest customers accounted for an aggregate of approximately 20% of the Company's net sales, although the customers were not identical in each period. During the fiscal years 1995, 1996 and 1997, the combined revenues to all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 13% of total consolidated revenues of the Company. While the Company believes that the loss of any one customer would have an adverse effect on its results, this risk is partially mitigated by the diversity of its customer base within the IVD industry and the different diseases and instrument platforms on which they focus.

Manufacturing and Operations

        The Company manufactures and assembles Diagnostic Products at its facility in West Bridgewater, Massachusetts. Raw materials (primarily plasma and serum) are acquired from a variety of vendors and through a program of donor recruitment, screening, management, and plasma/serum collection and characterization. All important materials have multiple sources of supply. Laboratory Instruments are manufactured and assembled at the Company's facility in Garden Grove, California. Raw materials and subassemblies are acquired from a variety of vendors with multiple sources of supply.

        The Company also operates a specialty clinical laboratory in New Britain, Connecticut, and a research and development laboratory in Gaithersburg, Maryland. See "Item 2 -- PROPERTIES."

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

        In the area of Quality Control Products, the Company competes in the United States with NABI (formerly North American Biologicals, Inc.) in run controls and quality control panel products. with Dade International, Bio-Rad Laboratories, Inc., and Blackhawk Biosystems Inc. in run controls, and with a number of smaller, privately held companies in quality control panels. In Europe, in addition to the above, the Netherlands Red Cross has recently begun offering several run control and panel products. The Company believes that all of these competitors currently offer a more limited line of panel and run control products than the Company, although there can be no assurance these companies will not expand their product lines.

        In the Diagnostic Components area, the Company competes against integrated plasma collection and processing companies such as Serologicals, Inc. and NABI, as well as smaller, independent plasma collection centers and brokers of plasma products. In the Diagnostic Components area, the Company competes on the basis of quality, breadth of product line, technical expertise and reputation.

        The laboratory instrument manufacturing industry is diverse and highly competitive. The Company believes its technology base, reputation for reliability, systems integration and service capabilities provide it with a competitive advantage over its competitors which include: Dynatech Corp, Kollsman Manufacturing Company, Inc., Bio-Tek Instruments Inc., Rela Inc. (part of Colorado Medtech, Inc.), as well as numerous, smaller companies, such as Awareness Technology Inc.

        In the Specialty Clinical Laboratory Testing services portion of the Company's business, it competes with large national reference laboratories, such as LabCorp of America, Quest Laboratories and SmithKline Beecham Clinical Laboratories, as well as several independent regional laboratories, hospital laboratories, government contract laboratories and large research institutions. The Company believes that by focusing on the specialty clinical laboratory market, it is able to offer its customers a higher value-added service on the more complex diagnostic tests than the larger national reference laboratories.

Intellectual Property

        The Company holds as trade secrets current technology used to prepare Basematrix and other blood-based products. None of the Company's Quality Control Products or Diagnostic Components has been patented. The Company relies primarily on a combination of trade secrets and non-disclosure and confidentiality agreements to establish and protect its proprietary rights in its technology and products. There can be no assurance that others will not independently develop or otherwise acquire the same, similar or more advanced trade secrets and know-how.

        BBI Source has also relied on trade secrets and proprietary know-how for its Laboratory Instruments which it protects in part by entering into confidentiality agreements with persons or parties deemed appropriate by management. In addition, the Company currently has five issued United States patents, and one United States patent application on file, covering significant aspects of the Company's core instrument technology and techniques, as well as several electronic and mechanical designs employed in the Company's existing products.

        The Company owns two United States patents related to its contracts and services work, and, jointly with UNC, has four additional United States patents relating to compounds, pharmaceutical compositions and therapeutic methods in connection with the Company's drug discovery program at

UNC. One additional United States application and foreign applications for all five of the joint patents are pending.

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

        In the United States, the Food, Drug, and Cosmetic Act ("FDCA") prohibits the marketing of most in vitro diagnostic products until they have been cleared or approved by the FDA, a process that is time-consuming, expensive, and uncertain. In vitro diagnostic products must be the subject of either a premarket notification clearance (a "510(k)") or an approved premarket approval application ("PMA"). With respect to devices reviewed through the 510(k) process, a company may not market a device for diagnostic use until an order is issued by the FDA finding the product to be substantially equivalent to a legally marketed device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial period of review. With respect to devices reviewed through the PMA process, a company may not market a device until FDA has approved a PMA application, which must be supported by extensive data, including preclinical and clinical trial data, literature, and manufacturing information to prove the safety and effectiveness of the device.

        The Company's Accurun(r) Run Controls, when marketed for diagnostic use, have been classified by the FDA as medical devices. The FDA could, however, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to FDA. There can be no assurance that the Company will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.

        As of March 1, 1998, a total of nine products in the Accurun 1(r) line and fourteen Accurun(r) single analyte controls have received 510(k) clearance from the FDA. An additional three Accurun(r) single analyte controls have been submitted but have not yet received FDA clearance.

        Some of the Company's Accurun(r) run controls are currently marketed "for research use only." Such products do not currently require FDA premarket clearance or approval. The labeling of these products limits their use to research. It is possible, however, that some purchasers of these products may use them for diagnostic purposes despite the Company's intended use. In these circumstances, the FDA could allege that these products should have been cleared or approved by the FDA prior to marketing, and initiate enforcement action against the Company, which could have a material adverse effect on the Company. The FDA has recently issued a Draft Policy Compliance Guideline, which, if it takes effect as written, will strictly limit the sale of products labeled "for research use only." The Company is monitoring this situation, and will adapt its policies as required.

        BBI Source obtains 510(k) approval for all laboratory instrumentation designed and manufactured in its Garden Grove facility.

        The Company's Diagnostic Products and Laboratory Instruments product groups are both registered as medical device manufacturers with the FDA, and file listings of their products semi-annually. The Company's facilities in West Bridgewater, Massachusetts for Diagnostic Products and Garden Grove, California for Laboratory Instruments are FDA Good Manufacturing Practices

(FDA/GMP) facilities, and, as such, maintain high standards of quality in manufacturing, testing and documentation, and implement strict GMP guidelines governing reagent and instrument manufacturing.

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

        The Company's Diagnostic Products and Laboratory Instruments groups are both ISO9001 certified, with registration by TUV Rheinland. The Laboratory Instrument group is also certified to EN46001, a set of supplementary requirements applicable to their products.

        Laws and regulations affecting some of the Company's products are in effect in many of the countries in which the Company markets or intends to market its products. These requirements vary from country to country. Member states of the European Economic Area (which is composed of the European Union members and the European Free Trade Association members) are in the process of adopting various product and service "Directives" to address essential health, safety, and environmental requirements associated with the subject products and services. The "Directives" cover both quality system requirements (ISO Series 9000 Standards and the EN46001 Requirements) and product and marketing related requirements. In addition, some jurisdictions have requirements related to marketing of the Company's products. There can be no assurance that the Company will be able to obtain any regulatory approvals required to market its products on a timely basis, or at all. Delays in receipt of, or failure to receive such approvals, or the failure to comply with regulatory requirements in these countries or states could lead to compliance action, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

        The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the US Department of Health and Human Services ("HHS") applicable to the category of examination or procedure performed.

        The Company currently holds permits issued by HHS (CLIA license), Centers for Disease Control and Prevention (Importation of Etiological Agents or Vectors of Human Diseases), the US Department of Agriculture (Importation and Transportation of Controlled Materials and Organisms and Vectors) and the US Nuclear Regulatory Commission (in vitro testing with byproduct material under general license, covering the use of certain radioimmunoassay test methods).

        The Company is also subject to government regulation under the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Atomic Energy Act, and other national, state and local restrictions relating to the use and disposal of biohazardous, radioactive and other hazardous substances and wastes. The Company is an exempt small quantity generator of hazardous waste and has a US Environmental Protection Agency identification number. The Company is also registered with the US Nuclear Regulatory Commission for use of certain radioactive materials. The Company is also subject to various state regulatory requirements governing the handling of and disposal of biohazardous, radioactive and hazardous wastes. The Company has never been a party to any environmental proceeding.

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

Employees

        As of December 31, 1997 the Company employed 282 persons, all of whom were located in the United States. Of these, 102 persons were employed by the West Bridgewater, Massachusetts company, 65 by the New Britain, Connecticut company, 48 by the Gaithersburg, Maryland company, and 67 by the Garden Grove, California company. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it has a satisfactory relationship with its employees.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the current executive officers of the Registrant as of December 31, 1997:

Name                            Age     Position
----                            ---     --------
Richard T. Schumacher           47      President; Chief Executive Officer and
                                        Chairman of the Board

Kevin W. Quinlan                47      Senior Vice President, Finance; Chief
                                        Financial Officer; Treasurer and
                                        Director

Patricia E. Garrett, Ph.D.      54      Senior Vice President, Regulatory
                                        Affairs & Strategic Programs

Mark M. Manak, Ph.D.            46      Senior Vice President, Research and
                                        Development

Richard A Sullivan              57      Senior Vice President, Laboratory
                                        Instrumentation

Richard C. Tilton, Ph.D.        61      Senior Vice President, Specialty
                                        Laboratory Services

Barry M. Warren                 50      Senior Vice President, Sales &
                                        Marketing

Ronald V. DiPaolo, Ph.D.        53      Vice President, Manufacturing

Richard H. Newhouse, Ph.D.      54      Vice President, Materials Management

        Mr. Schumacher, the founder of the Company, has been the President and a Director since 1986, and Chief Executive Officer and Chairman since 1992. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Science Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in zoology from the University of New Hampshire.

        Mr. Quinlan, a Director of the Company since 1986, has been Senior Vice President, Finance, Chief Financial Officer and Treasurer since January 1993. From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc. a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand from 1975 to 1980. Mr. Quinlan is a certified public accountant and received a M.S. in accounting from Northeastern University and a B.S. in economics from the University of New Hampshire.

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

        Mr. Sullivan has served as Senior Vice President, Laboratory Instrumentation since the Company's acquisition of the business of Source Scientific, Inc. ("Source") in July 1997. Prior to that from 1994 to 1997, Mr. Sullivan was Chairman, President and Chief Executive Officer of Source. He held the position of Executive Vice President and General Manager of Source from 1993 to 1994, and was Vice President Sales & Marketing for MicroProbe Corporation from 1989 to 1993. Previously, he was President of LAB2000 in Florida, a company specialized in import and export of clinical and industrial products worldwide. Mr. Sullivan holds a BS in Medical Technology from the University of Buffalo, New York and a MBA from Pace University, New York.

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

        Dr. DiPaolo has recently been appointed Vice President, Manufacturing. Prior to that he served as Vice President of Operations since 1993. Prior to joining the Company, Dr. DiPaolo served as Vice President and General Manager of the Biomedical Products Division of Collaborative Research, a medical research products company from 1986 to 1989. From 1975 to 1986 he was employed by DuPont New England Nuclear, an in vitro test kit manufacturer. Dr. DiPaolo received his Ph.D. in biochemistry from Massachusetts Institute of Technology and later completed postdoctoral research at the Eunice Shriver Center in Waltham, Massachusetts.

        Dr. Newhouse has been Vice President of Materials Management since 1997. Prior to joining the Company, Dr. Newhouse served as Vice President of Laboratory Services for Serologicals Corporation, an Atlanta, Georgia based biopharmaceutical company from 1989 to 1997. Prior to that he was employed for 20 years in several medical diagnostics companies holding titles such as Vice President Operations, Laboratory Director, and Director of Manufacturing. Dr. Newhouse received his Ph.D. in clinical pathology from the University of Maryland.

Officers are elected by, and serve at the pleasure of, the Board of Directors.

ITEM 2. PROPERTIES.

        The Company owns its corporate offices and Diagnostic Products manufacturing facility located in a two story, 32,000 square foot building in West Bridgewater, Massachusetts. The Company has been renovating and expanding this facility during the past year, and believes that upon completion of renovations in mid 1998, its facility in West Bridgewater will be sufficient to meet its foreseeable needs.

        The Company leases 41,000 square feet of space in Garden Grove, California where it manufactures Laboratory Instruments. The lease continues until February 1, 2002 and the Company has an option to renew at market rates.

        The Company leases its laboratory facilities in Gaithersburg, Maryland and New Britain, Connecticut. The Gaithersburg facility contains 36,500 square feet of custom built laboratory space, and is occupied under a ten-year lease that is due to expire on October 31, 2007. The New Britain facility has 15,000 square feet, most of which is dedicated to laboratory space. The lease is for five years and is due to expire on July 30, 2000; the Company has an option to renew for an additional five years.

ITEM 3. LEGAL PROCEEDINGS.

        There are no material legal proceedings pending against the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of fiscal 1997 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.

        The Company completed an initial public offering of its Common Stock, $.01 par value, (the "Common Stock") on October 31, 1996. The Common Stock is listed on the NASDAQ National Market under the symbol "BBII".

        The following table sets forth the high and low closing price, by quarter, since the Company's initial public offering.

                Q1             Q2             Q3             Q4
           -------------  -------------  -------------  -------------
            High    Low    High    Low    High    Low    High    Low
           ------  -----  ------  -----  ------  -----  ------  -----
   1997    10.250  6.063  11.375  7.750  8.875   6.000  8.000   4.875
   1996     ---     ---     ---    ---    ---     ---   8.500   6.750

        As of December 31, 1997, there were 20,000,000 shares of Common Stock authorized of which 4,622,566 shares were outstanding, held of record by approximately 1,500 stockholders.

        The Company has not declared or paid any dividends on its Common Stock. In accordance with the terms of the Company's loan agreement with its bank, payment of dividends on Common Stock requires bank approval. The Company does not expect to recommend the payment of a dividend as it plans to continue to reinvest profits to expand its business.

ITEM 6. SELECTED FINANCIAL DATA

        The statement of income data for each of the fiscal years in the five year period ended December 31, 1997, and the balance sheet data as of December 31, 1993, 1994, 1995, 1996 and 1997, have been derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P., independent accountants. This data should be read in conjunction with Item 8--"Consolidated Financial Statements and Supplementary Data", and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

<CAPTION
                                                                                     Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                     1997 (1)    1996       1995       1994      1993(2)
                                                                    ---------  ---------  ---------  ---------  --------
Consolidated Statement of Income Data:                                        (In thousands, except per share data)
REVENUE:
    Products                                                         $11,711    $ 8,470    $ 6,622    $ 5,982    $3,942
    Services                                                          10,588      7,039      5,649      4,741     5,215
                                                                    ---------  ---------  ---------  ---------  --------
         Total revenue                                                22,299     15,509     12,271     10,723     9,157
                                                                    ---------  ---------  ---------  ---------  --------

COSTS AND EXPENSES:
    Cost of product sales                                              5,773      4,252      3,564      3,194     2,088
    Cost of services                                                   7,239      4,856      4,168      3,416     3,965
    Research and development                                           1,311        797        375        469       279
    Selling and marketing                                              3,241      2,188      1,340      1,192       894
    General and administrative                                         3,343      2,401      2,316      2,047     1,619
                                                                    ---------  ---------  ---------  ---------  --------
         Total operating costs and expenses                           20,907     14,494     11,763     10,318     8,845
                                                                    ---------  ---------  ---------  ---------  --------
         Income from operations                                        1,392      1,015        508        405       312
Interest expense, net                                                    283       (213)      (336)      (244)     (179)
                                                                    ---------  ---------  ---------  ---------  --------
    Income before income taxes and extraordinary item                  1,675        802        172        161       133
Provision for income taxes                                              (670)      (321)       (69)       (64)      (41)
                                                                    ---------  ---------  ---------  ---------  --------
    Income before extraordinary item                                   1,005        481        103         97        92
Extraordinary item-gain on elimination of debt, net of income taxes      --         --         --         --         50
                                                                    ---------  ---------  ---------  ---------  --------
    Net income                                                       $ 1,005    $   481    $   103    $    97    $  142
                                                                    ---------  ---------  ---------  ---------  --------
Net income per share, basic                                          $  0.23    $  0.17    $  0.04    $  0.04    $ 0.06
Net income per share, diluted                                        $  0.21    $  0.14    $  0.03    $  0.03    $ 0.05

Number of shares used to calculate net income per share
    Basic                                                              4,438      2,916      2,570      2,552     2,403
    Diluted                                                            4,780      3,340      3,040      3,019     2,794

                                                                                         December 31,
                                                                    ---------------------------------------------------
                                                                      1997       1996       1995       1994      1993
                                                                    ---------  ---------  ---------  --------  --------
Consolidated Balance Sheet Data:                                        (In thousands, except per share data)

Working capital(3)                                                   $ 9,576    $12,836     $4,688    $4,686    $3,612
Total assets                                                          23,630     19,798      9,928     8,076     6,870
Long term debt, less current maturities(3)                               216         41      4,216     3,180     2,381
Total stockholders' equity                                            18,067     16,290      3,187     3,041     2,762
Dividends                                                               --         --         --        --        --

---------------
(1) Effective July 1, 1997, the Company acquired the business and net assets of Source Scientific, Inc. for $1,994,000 which increased 1997 revenues by $2,608,000.

(2) On June 30, 1993, the Company exercised its option to pre-pay the acquisition note in connection with the 1992 purchase of BBI Biotech at a substantial discount from the balance due, resulting in an extraordinary gain of $50,000 net taxes of $33,000. The 1993 net income per share before such extraordinary gain was $0.04.

(3) Due to a modification of its maturity date, the Company's demand line of credit with an outstanding amount of $1,895,000 as of December 31, 1993, has been presented as part of long-term debt (and excluded from current liabilities in calculating working capital) for 1993. This change was made to be consistent with its reclassification to long-term debt in 1994 and 1995.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Overview

        The Company generates revenue from products and services provided primarily to the in vitro diagnostic infectious disease industry. There are two broad product classes: Diagnostic Products and Laboratory Instruments. Diagnostic Products consist of three groups: Quality Control Panels, Accurun(r) Run Controls and Diagnostic Components. Services consist of Specialty Clinical Laboratory Testing, Contract Research, Clinical Trials, Laboratory Instrumentation Services, and Drug Screening. In the five full years since the Company's acquisition of BBI Biotech Research Laboratories ("BBI Biotech") and BBI Clinical Laboratories, Inc. ("BBICL"), the Company has experienced a shift in revenue mix towards increased product sales, as product revenue as a percentage of total revenue increased from 43.1% in 1993 to 52.5% in 1997, with a corresponding decrease in the percentage of total revenue provided by services.

        The Company's gross profit margin increased from 33.9% in 1993 to 41.6% in 1997 principally as a result of the increased percentage of higher margin product revenues. Within products, the Company's Quality Control Products (Accurun(r) Run Controls and Quality Control Panels) have higher margins than the Company's Laboratory Instruments and Diagnostic Components. Within services, Contract Research gross margins are lower than other services. However, such contracts enable the Company to maintain certain scientific staff and capability that it might otherwise not be able to afford. The Company intends to continue to concentrate on the growth in sales of its Quality Control Products.

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

        To develop new Quality Control Products and support increased sales, the Company hired additional research and development staff in the second half of 1995 and sales and marketing staff in 1996 and 1997. The Company intends to continue to add staff to these departments but at a reduced rate. General and administrative expenses are not expected to increase at the same rate, as the Company has already incurred significant infrastructure expenses.

        The Company does not have any foreign operations. However, the Company does have significant export sales in Europe, the Pacific Rim countries and Canada to agents under distribution agreements, as well as directly to test kit manufacturers. All sales are denominated in US dollars. Export sales for the years ended December 31, 1995, 1996, and 1997 were $3.4 million, $4.3 million, and $5.2 million, respectively. The Company expects that export sales will continue to be a significant source of revenue and operating income.

Results of Operations

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

                                      Year Ended December 31
                                      ----------------------
                                       1997    1996    1995
                                      ------  ------  ------
Revenue:
    Products                            52.5%   54.6%   54.0%
    Services                            47.5    45.4    46.0
                                      ------  ------  ------
           Total revenue               100.0   100.0   100.0
Gross profit                            41.6    41.3    37.0
Operating expenses:
    Research and development             5.9     5.1     3.1
    Selling and marketing               14.5    14.1    10.9
    General and administrative          15.0    15.5    18.9
                                      ------  ------  ------
           Total operating expenses     35.4    34.7    32.9
                                      ------  ------  ------
    Income from operations               6.2     6.5     4.1
Interest income (expense)                1.3    (1.4)   (2.7)
                                      ------  ------  ------
    Income before income taxes           7.5     5.1     1.4
    Net income                           4.5     3.1     0.8
                                      ======  ======  ======
Product gross profit                    50.7%   49.8%   46.2%
Services gross profit                   31.6%   31.0%   26.2%


Years Ended December 31, 1997 and 1996

        The most significant event in 1997 effecting comparability of results with 1996 was the acquisition of the business of Source Scientific, Inc. effective July 1, 1997. The acquisition was completed by a wholly owned subsidiary of the Company, BBI Source Scientific, Inc., ("BBI Source") and was accounted for as an asset purchase. This effected every line of the income statement.

        Total revenue increased 43.8%, or $6,790,000, to $22,299,000 in 1997 from $15,509,000 in 1996. The increase in revenue was the result of a 38.3% increase in product revenue of $3,241,000 to $11,711,000 from $8,470,000, and a 50.4% increase in service revenue of $3,549,000 to $10,588,000 from $7,039,000 in 1996. Approximately $1,416,000 of the product increase was attributable to the inclusion of BBI Source for the first time, and the balance of the increase was a result of a 34.0% increase in sales of Quality Control Products, particularly Accurun(r) from a higher volume of both new and existing products, offset in part by price decreases. Service revenue included $1,192,000 from inclusion of BBI Source, a 49.1% increase in contract research revenue as a result of new contracts, and a 32.6% increase in specialty clinical laboratory testing revenue as the Company's HIV PCR test introduced in September 1996, was offered for a full year in 1997. Overall for both products and services, prices declined slightly in 1997 versus 1996. In summary, even after excluding BBI Source, the Company's total revenue increased 27.0% in 1997 compared to 1996 with a 21.5% increase in product revenue, and a 33.5% increase in service revenue on strong volume performance by Quality Control Products, contract research, and specialty clinical laboratory testing.

        Gross profit increased 45.1%, or $2,886,000, to $9,287,000 for 1997 from $6,401,000 in 1996. Product gross profit increased 40.8%, or $1,720,000, to $5,938,000 in 1997 from $4,218,000 in 1996 and product gross profit margin increased to 50.7% in 1997 from 49.8%. The products gross margin increase was a result of a favorable shift in product mix towards Accurun sales and overall volume increase, thereby spreading fixed costs over a larger base, and despite a lower gross profit margin in BBI Source's instrument sales. Services gross profit increased 53.5%, or $1,167,000, to $3,350,000 in 1997 from $2,183,000 in
1996 as the testing volume increased at a faster rate than laboratory headcount, thereby causing the services gross profit margin to increase to 31.6% in 1997 from 31.0% in 1996. BBI Source's service gross profit margin was slightly higher than the Company average, which is expected to continue.

        Research and development expenditures increased 64.6%, or $514,000, to $1,311,000 in 1997 from $797,000 in 1996. The increase resulted primarily from new Laboratory Instrument development activities at BBI Source, as well as increased development expenditures for Accurun(r), molecular and immunological Run Controls, and specialized molecular assays.

        Selling and marketing expenses increased 48.1%, or $1,053,000, to $3,241,000 in 1997 from $2,188,000 in 1996. The increase was attributable primarily to an eleven person expansion of the TQS sales, marketing, and technical support staff and related increased trade show and travel expenses. In addition, the inclusion of BBI Source added $167,000 of expense to this category.

        General and administrative costs increased 39.2%, or $942,000, to $3,343,000 in 1997 from $2,401,000 in 1996. This increase was attributable primarily to: the addition of a Director of Human Resources and wide area network systems analyst; higher expenditures for accounting and legal professionals and investor relations activities in our first full year as a public company; increased travel associated with the BBI Source acquisition; and non-recurring moving costs of $40,000 associated with moving BBI Biotech Research Laboratories to a new facility in Gaithersburg Maryland. These increases were partially offset by a lower provision for doubtful accounts as a result of improved accounts receivable collections from patients at the Company's clinical reference testing laboratory. In addition, the inclusion of BBI Source added $442,000 of expense to this category.

        Operating income increased 37.1%, or $377,000, to $1,392,000 in 1997 from $1,015,000 in 1996. This increase was primarily a result of continued strong performance in the Company's Quality Control Products business and clinic reference testing laboratory, partially offset by a loss at BBI Source of $189,000.

        The Company had net interest income of $283,000 in 1997 versus net interest expense of ($213,000) in 1996 as substantially all of the Company's debt was repaid in November 1996 with a portion of the proceeds from its IPO. The Company had positive cash balances to invest for all of 1997.

        Net income increased 108.9%, or $524,000, to $1,005,000 in 1997 from
$481,000 in 1996. Of this increase, 43% was attributable to higher operating income, and the balance was due to the shift from net interest expense in 1996 to net interest income in 1997. Diluted earnings per share increased 50% to $0.21 for 1997 versus $0.14 in 1996. This increase was achieved even though weighted average diluted shares outstanding increased 43%. Basic earnings per share increased 35% to $0.23 for 1997 versus $0.17 in 1996.

Years Ended December 31, 1996 and 1995

        Total revenue increased 26.4%, or $3,239,000, to $15,509,000 in 1996 from $12,271,000 in 1995. The increase in revenue was the result of a 27.9% increase in product revenue of $1,848,000 to $8,470,000 from $6,622,000, and a 24.6% increase in service revenue of $1,390,000 to $7,039,000 from $5,649,000 in 1995. The increase in product revenue was attributable to an increase in the volume of sales of Quality Control Products, particularly Accurun. The increase in service revenue was primarily the result of increased volume of specialty clinical laboratory testing and a favorable mix shift towards higher priced molecular testing, and the impact of two new research contracts. This was partially offset by lower volume of clinical trial services.

        Gross profit increased 41.0%, or $1,862,000, to $6,400,599 for 1996 from $4,539,000 in 1995. Products gross profit increased 38.0%, or $1,160,000, to $4,217,000 in 1996 from $3,057,000 in 1995 and products gross profit margin increased to 49.8% in 1996 from 46.2%. The products gross margin increase was a result of a favorable mix shift towards Accurun sales. Services gross profit increased 47.3%, or $701,000, to $2,183,000 in 1996 from $1,481,000 in 1995 as the testing volume increased at a
faster rate than laboratory headcount increased, and thereby caused the services gross profit margin to increase to 31.0% in 1996 from 26.2% in 1995.

        Research and development expenditures increased 112.1%, or $421,000, to $797,000 in 1996 from $376,000 in 1995. The increase resulted from increased costs of personnel hired in the second half of 1995 to step-up the rate of new product introductions, and increased research project expenditures. Development projects included Accurun(r), molecular and immunological Run Controls, specialized molecular assays, and expenditures related to the Company's drug discovery program.

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

        General and administrative costs increased 3.7%, or $85,000, to $2,401,000 in 1996 from $2,316,000 in 1995. This increase was attributable primarily to additional staffing in support of Company growth and higher reserve provisions for doubtful accounts associated with the increased volume of revenue related to testing in situations in which payment to the Company depends on collecting from the patient rather than a healthcare institution.

        Operating income increased 100.0%, or $507,000, to $1,015,000 in 1996 from $508,000 in 1995. This increase was primarily a result of a very strong performance in the Company's Quality Control Products business and clinic reference testing laboratory.

        Net interest expense decreased 36.6%, or $123,000, to $213,000 in 1996 from $336,000 in 1995, as the proceeds from the Company's initial public offering were used to pay down almost all debt in early November, and the remaining amount invested in short term, investment grade securities.

        Net income increased 367.2%, or $378,000, to $481,000 in 1996 from $103,000 in 1995. Diluted earnings per share increased 325% to $0.14 for 1996 versus $0.03 in 1995. Weighted average diluted shares outstanding only increased 10% in 1996 over 1995 as the Company's shares issued in connection with its IPO were outstanding for only two months in 1996. Basic earnings per share increased 312% to $0.17 for 1996 versus $0.04 in 1995.

Liquidity and Capital Resources

        At December 31, 1997, the Company had cash and cash equivalents of approximately $2,772,000 and working capital of $9,633,000. Trade accounts receivable increased $2,143,000 or 62.7%, primarily from the inclusion of BBI Source in the year end balance sheet for the first time, and significant growth in fourth quarter revenue in 1997. Inventory increased $1,723,000 or 41.2%, again primarily due to the inclusion of BBI Source for the first time, and the addition of 39 new products to inventory.

        On October 31, 1996, the Company's Common Stock commenced trading on the NASDAQ as a result of completing the initial public offering of its common stock ("IPO"), selling 1,600,000 shares at $8.50 per share. Net proceeds received after underwriting discounts, commissions and offering costs was approximately $11,633,000. On November 5, 1996, the Company repaid substantially all of its outstanding bank debt which totaled approximately $3.9 million.

        The Company has financed its operations to date through cash flow from operations, borrowings from banks and sales of equity. The Company expects its cash flow and cash position to meet existing operational needs, although its revolving line of credit will be available as needed for working capital.

        Net cash provided by operations for 1997 was $727,000 as compared to $1,460,000 in 1996. As discussed above, this decrease in cash flow was primarily attributable to carrying additional accounts receivable and inventory as of year end. This was partially offset by an increase in deferred revenue from a payment of $331,000 under a research contract for future clinical trial services, and a net increase in accounts payable and accrued expenses of $696,000. Also benefiting net cash from operations for 1997 was a $290,000 reduction in current federal tax liability as a result of non-qualified stock option exercises. Cash flow used in operations in 1995 was $29,000 as working capital needs due to sales growth exceeded cash generated from net income adjusted by non cash expenses.

        Cash used in investing activities for 1997, 1996 and 1995 amounted to $5,396,000, $1,412,000, and $1,320,000, respectively. In addition to normal capital expenditures, four items accounted for most of the 1997 investing activities. First, the Company exercised its option to purchase an additional 165,000 shares of BioSeq, Inc. stock at an aggregate cost of $750,000, thereby increasing its ownership of BioSeq to 19.9%. Second, in May 1997, the Company's BBI Biotech subsidiary signed a ten year lease for new laboratory space in Gaithersburg, Maryland and spent $566,000 on leasehold improvements for new laboratory space for its contract research and product development activities. Third, the expansion and renovation of its Diagnostic Products manufacturing facility in West Bridgewater, Massachusetts commenced construction and approximately $920,000 was expended as the project is now over two-thirds complete. Finally, effective on July 1, 1997, the Company completed the acquisition of the business and net assets of Source Scientific, Inc. at a purchase price of $1,994,000 including acquisition costs. The Company has accounted for the acquisition as an asset purchase, and is amortizing goodwill of approximately $2.2 million over 15 years. See Note 2 to the Company's Notes to Consolidated Financial Statements in Item 8 hereunder. The cash used in investing activities in 1996 included the initial investment in BioSeq, Inc. of $732,500, while 1995 included the purchase of the Company's West Bridgewater facility for $806,000.

        During 1997, net cash generated from financing activities included $300,000 from the exercise of warrants, and $182,000 from exercising stock options. Also in 1997, $1,124,000 was used to pay down debt acquired in connection with the Source acquisition. In 1996, net cash generated from common stock issued, including the IPO, approximated $12,600,000. This was used to pay down net debt of $4,577,000. Net cash provided by borrowings for 1995 amounted to $1,240,000, and net proceeds from the sale of Common Stock for the same period was approximately $176,000. The proceeds of such debt were used for working capital, to acquire the West Bridgewater property and to purchase capital equipment.

        In 1997, 1996 and 1995 capital expenditures amounted to $2,613,000, $669,000, and $1,316,000, respectively. The 1997 expenditures included both the Massachusetts and Maryland facility improvement, and the 1995 expenditures related to the purchase of the West Bridgewater facility, all as discussed above.

        On April 26, 1996 the Company entered into a new five year distribution agreement with Kyowa Medex, Co., Ltd., a foreign distributor, extending a six year old relationship. Simultaneously, Kyowa purchased 117,647 shares of the
Company's Common Stock at a price of $8.50 per share.   Under the distribution
agreement, Kyowa has been granted an exclusive right to sell and distribute the Company's products in Japan and to continue to purchase product from the Company at a discount. In return, Kyowa is obligated to achieve certain minimum sales levels, provide market, sales and regulatory information, and has agreed not to compete with the Company.

        On March 9, 1998, the Company announced plans to modify a previously announced 3-year contract with ABX Hematology, Inc. ("ABX") and its parent company, ABX Hematologie, SA (France). Under the contract, the Company provided technical, customer and field services for instruments sold by ABX in the United States. Under the modified agreement, individual customer service contracts will be assigned to ABX and ABX will assume responsibility for its United States instruments. The Company will provide certain consulting services through March 1999 to assist ABX in establishing a sales, customer service, technical support, and field service operation in the United States for its hematology instrument and reagent business. In addition, the Company has agreed to allow ABX to occupy space at its California facility during the period of the agreement. The Company's personnel associated with this contract, included the nationwide field service organization and hotline technical support, will be offered employment by ABX.

        The Company is accounting for its investment in BioSeq on the cost-basis in accordance with the provisions of APB 18 since its cumulative investment is less than 20% of the equity of BioSeq and the Company does not exert significant influence or control. BioSeq needs to obtain additional financing in 1998 to continue operations and there can be no assurances that any such financing will be available upon acceptable terms. Due to the uncertainty of technology based development stage enterprises, the Company performs a periodic analysis of the investment to determine whether the carrying value of its investment in BioSeq has been other than temporarily impaired. In performing the analysis of its investment in BioSeq for the current year, management considered BioSeq's positive factors including its technology, patent positions, business prospects, and the possibility of raising capital and achieving financial success; as well as its negative cash flow and net worth, and limited cash and other resources, and failure to date to raise significant capital independent of the Company. Management has concluded that its investment has not been other than temporarily impaired, if at all. If it is subsequently determined to be impaired, the Company will adjust the carrying value of its investment by taking a charge to earnings which could amount to the full value of its $1,482,500 investment as of December 31, 1997. See also Note 14 relating to the Company's $600,000 purchase of certain technology rights from BioSeq.

        The Company anticipates capital expenditures to begin slowing down in 1998 as most of the Maryland and approximately two-thirds of the Massachusetts projects have been completed. The Company believes that existing cash balances, the borrowing capacity available under the revolving line of credit, and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for the foreseeable future. Except for purchase orders in connection with the manufacturing expansion, there were no material financial commitments for capital expenditures as of December 31, 1997.

Year 2000 Computer Systems Compliance

        Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. The Company is in the process of evaluating and taking steps to deal with the potential impact of this problem in areas under its control, including its products and sources of supply, as well as its operations management, administration and financial systems.

        Based on its review to date, the Company believes that its products are "Year 2000 compliant." The Company plans to correct or replace its administrative and business systems in time to avoid material problems. The Company has confirmed with existing software vendors that Year 2000 compliant versions either exist or will be available to upgrade or replace its operations management, administrative and financial systems. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

        Based upon its review, the Company does not believe that the Year 2000 problem will have a material adverse affect on the Company. However, there can be no assurances that failure to comply with Year 2000 by parties outside its control will not have a material adverse affect on the Company.

Recent Accounting Pronouncements

Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 in fiscal year ended December 31, 1998. Adoption of this statement is not expected to have an impact on the Company's consolidated financial position and results of operations.

Segment Reporting

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements for periods beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 in the fiscal year ended December 31, 1998. Adoption of this statement is not expected to have an impact on the Company's consolidated financial position and results of operations.

Forward - Looking Information

        The Annual Report on Form 10-K contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Annual Report on Form 10-K that actual results might differ materially from those projected in the forward-looking statements contained herein.

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; failure to execute a definitive agreement with ABX Hematologie for the transfer to them of certain service activities in connection with the letter of intent to modify the existing contract; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the Company has made a significant investment, including inability to develop its technology to the level of commercial utilization; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                        BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                    ----------------------------
                                                                         1997          1996
                                                                    ------------- --------------

                           ASSETS
                           ------
CURRENT ASSETS:
    Cash and cash equivalents                                         $2,772,360    $8,082,642
    Accounts receivable, less allowances of $446,517
      in 1997 and $352,058 in 1996                                     5,558,710     3,415,994
    Inventories                                                        5,902,821     4,180,334
    Prepaid expense and other                                            288,481       239,950
    Deferred income taxes                                                328,562       283,200
                                                                    -------------  ------------
                Total current assets                                  14,850,934    16,202,120
                                                                    -------------  ------------

Property and equipment, net                                           4,980,164      2,699,158

OTHER ASSETS:
    Long term investment                                              1,482,500        732,500
    Goodwill and other intangibles, net                               2,212,220         95,302
    Notes receivable and other                                          124,178         69,234
                                                                    ------------   ------------
                                                                      3,818,898        897,036
                                                                    ------------   ------------
              TOTAL ASSETS                                          $23,649,996    $19,798,314
                                                                    ============   ============


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
    Current maturities of long term debt                            $    14,878    $   12,820
    Accounts payable                                                  2,218,685       991,839
    Accrued compensation                                              1,103,837       840,666
    Accrued income taxes                                                132,802       427,140
    Other accrued expenses                                              498,247       264,262
    Deferred revenue                                                  1,249,024       829,477
                                                                    ------------   -----------
                Total current liabilities                             5,217,473     3,366,204
                                                                    ------------   -----------

LONG-TERM LIABILITIES:
    Deferred rent and other liabilities                                 215,937        40,948
    Deferred income taxes                                               149,333       101,580

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized 20,000,000 shares in
       1997 and 1996; issued and outstanding 4,622,566 in 1997 and
       4,378,157 in 1996                                                 46,226        43,782
    Additional paid-in capital                                       16,029,049    15,258,656
    Retained earnings                                                 1,991,978       987,144
                                                                    ------------  ------------
                Total stockholders' equity                           18,067,253    16,289,582
                                                                    ------------  ------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY               $23,649,996   $19,798,314
                                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements
                                      -28-


                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                             1997           1996          1995
                                                         -------------  ------------  ------------
REVENUE:
     Products                                             $11,711,026   $ 8,469,890   $ 6,621,631
     Services                                              10,588,311     7,039,406     5,649,099
                                                         -------------  ------------  ------------
            Total revenue                                  22,299,337    15,509,296    12,270,730

COSTS AND EXPENSES:
     Cost of product sales                                  5,773,417     4,252,068     3,564,241
     Cost of services                                       7,238,527     4,856,630     4,167,625
     Research and development                               1,311,190       796,805       375,712
     Selling and marketing                                  3,241,422     2,188,152     1,339,792
     General and administrative                             3,342,829     2,400,681     2,315,814
                                                         -------------  ------------  ------------
            Total operating costs and expenses             20,907,385    14,494,336    11,763,184

            Income from operations                          1,391,952     1,014,960       507,546

Interest income (expense), net                                282,771      (212,969)     (335,899)
                                                         -------------  ------------  ------------

            Income before income taxes                      1,674,723       801,991       171,647

Provision for income taxes                                   (669,889)     (320,771)      (68,657)
                                                         -------------  ------------  ------------

            Net income                                    $ 1,004,834   $   481,220   $   102,990
                                                         =============  ============  ============

            Net income per share, basic                   $      0.23   $      0.17   $      0.04
            Net income per share, diluted                 $      0.21   $      0.14   $      0.03

Number of shares used to calculate net income per share
            Basic                                           4,437,801     2,915,522     2,569,641
            Diluted                                         4,780,070     3,340,236     3,040,188


  The accompanying notes are an integral part of these consolidated financial statements
                                      -29-

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Common Stock
                                                        ---------------------  Additional                        Total
                                                                    $.01 Par     Paid-In   Retained Treasury  Stockholders'
                                                         Shares      Value       Capital   Earnings   Stock      Equity
                                                        ---------- ---------- ----------- --------- --------- -------------
BALANCE, December 31, 1994                              2,578,865    25,789     2,612,500   402,934     -       3,041,223
    Issuance of common stock                                8,535        85        58,160                          58,245
    Stock options and warrants exercised                   47,200       472       117,068                         117,540
    Conversion of note payable                              5,817        58         9,542                           9,600
    Treasury stock purchased - 80,000 shares                                                        (144,000)    (144,000
    Tax benefit of stock options exercised                                          1,350                           1,350
    Net income                                                                              102,990               102,990
                                                        ---------- ---------- ----------- --------- --------- -------------
BALANCE, December 31, 1995                              2,640,417    26,404     2,798,620   505,924 (144,000)   3,186,948
    Issuance of common stock, net of issuance costs     1,637,647    16,377    12,371,469            144,000   12,531,846
    Stock options and warrants exercised                   85,760       858        67,210                          68,068
    Conversion of note payable                             14,333       143        21,357                          21,500
    Net income                                                                              481,220               481,220
                                                        ---------- ---------- ----------- --------- --------- -------------
BALANCE, December 31, 1996                              4,378,157    43,782    15,258,656   987,144     -      16,289,582
    Stock options and warrants exercised                  244,409     2,444       480,032                         482,476
    Tax benefit of stock options exercised                                        290,361                         290,361
    Net income                                                                            1,004,834             1,004,834
                                                        ---------- ---------- ----------- ---------- -------- -------------
BALANCE, December 31, 1997                              4,622,566  $ 46,226   $16,029,049 $1,991,978    -     $18,067,253
                                                        ========== ========== =========== ========== ======== =============


  The accompanying notes are an integral part of these consolidated financial statements
                                      -30-



                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                              -------------------------------------
                                                                  1997         1996         1995
                                                              -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $1,004,834   $  481,220   $  102,990
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                                858,434      600,495      441,356
    Provision for doubtful accounts                              174,925      247,080      181,084
    Deferred rent                                                (71,381)     (87,152)     (45,792)
    Deferred income taxes                                          2,391     (155,495)     (61,765)
    Tax benefit of stock options exercised                       290,361         -           1,350
Changes in operating assets and liabilities:
    Accounts receivable                                       (1,907,413)    (587,204)    (997,112)
    Note receivable and other assets                             (13,930)      14,188      (61,343)
    Inventories                                                 (640,301)    (503,483)     (67,335)
    Prepaid expenses                                               2,546       14,249      (98,082)
    Accounts payable                                             797,690      246,623      (42,190)
    Accrued compensation and other expenses                     (102,199)     883,063       94,126
    Deferred revenue                                             330,855      306,076      523,401
                                                              -----------  -----------  -----------
        Net cash provided by (used in) operating activities      726,812    1,459,660      (29,312)
                                                              -----------  -----------  -----------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Payments for additions to property and equipment          (2,612,697)    (669,154)  (1,316,217)
    Purchase of intangible assets                                (39,625)      (9,999)      (4,000)
    Purchase of long term investment                            (750,000)    (732,500)        -
    Net assets of acquisition, net of cash acquired           (1,993,722)        -            -
                                                              -----------  -----------  -----------
        Net cash used in investing activities                 (5,396,044)  (1,411,653)  (1,320,217)
                                                              -----------  -----------  -----------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Proceeds from long term debt                                    -         226,300    1,517,867
    Repayments of long-term debt                              (1,123,526)  (4,803,042)    (277,789)
    Proceeds of common stock issued                              482,476   13,581,315      175,785
    Offering costs associated with common stock issued              -        (981,401)        -
    Purchase of treasury stock                                      -            -        (144,000)
                                                              -----------  -----------  -----------
        Net cash (used in) provided by financing activities     (641,050)   8,023,172    1,271,863
                                                              -----------  -----------  -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:             (5,310,282)   8,071,179      (77,666)
    Cash and cash equivalents, beginning of year               8,082,642       11,463       89,129
                                                              -----------  -----------  -----------
    Cash and cash equivalents, end of year                    $2,772,360   $8,082,642   $   11,463
                                                              ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Conversion of note payable to common stock                      -      $   21,500   $    9,600
    Noncash exercise of warrants to stockholder                     -      $  180,650         -

SUPPLEMENTAL INFORMATION:
    Income taxes paid                                         $  662,304   $   85,460   $  168,994
    Interest paid                                             $    5,731   $  300,587   $  331,495


  The accompanying notes are an integral part of these consolidated financial statements
                                      -31-

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Business and Significant Accounting Policies

        Boston Biomedica, Inc. ("BBI") and Subsidiaries (together, the "Company") provide infectious disease diagnostic products, clinical instrumentation, contract research and specialty infectious disease testing services to the in-vitro diagnostic industry, government agencies, blood banks, hospitals and other health care providers worldwide. The Company is subject to risks common to companies in the Biotechnology industry, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

        Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

 (i) Principles of Consolidation

        The consolidated financial statements include the accounts of BBI and its wholly-owned subsidiaries, BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), BBI Clinical Laboratories, Inc. ("BBICL"), and BBI Source Scientific, Inc. ("BBI Source"). All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain amounts included in the prior year's financial statements may have been reclassified to conform to the current presentation.

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

 (iii) Revenue Recognition

        Product revenues are recognized as sales upon shipment of the products or, for specific orders at the request of the customer, on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, and transfer to the customers of all risks and rewards of ownership. Accounts receivable as of December 31, 1997 and 1996 include bill and hold receivables of $31,000 and $23,000, respectively.

        The Company periodically enters into barter transactions whereby the Company exchanges inventory for testing services. Revenue on these transactions are recognized when both the products have been shipped and the testing services have been completed and are recorded at the estimated fair market value of the inventory based upon standard Company prices. The revenue recognized on these transactions for the years ended December 31, 1997, 1996 and 1995 was $261,000, $244,000, and $213,000, respectively.

        Services are recognized as revenue upon completion of tests for specialty laboratory services. Revenue from service contracts and research and development contracts for the Company's laboratory instrumentation business is recognized as the service and research and development activities are performed under the terms of the contracts.

        Revenue under long-term contracts, including funded research and development contracts, is recorded under the percentage of completion method, wherein costs plus profit is recorded as service revenue and billed monthly as the work is performed. Certain customers make advance payments that are deferred until revenue recognition is appropriate. Unbilled amounts for fee retainage are included in accounts receivable at December 31, 1997 and 1996, and are immaterial. When the current contract estimates indicate a loss, provision is made for the total anticipated loss. The Company does not believe there are any material collectability issues associated with these receivables.

        Total revenue related to funded research and development contracts was approximately $1,737,000, $1,126,000, and $728,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Total contract costs associated with these agreements were approximately $1,438,000, $975,000 and $575,000 for the years ended December 1997, 1996 and 1995, respectively.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Significant Accounting Policies -- (Continued)

 (iv) Cash and cash equivalents

        The Company's policy is to invest available cash in short-term, investment grade, interest bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less, are valued at cost plus accrued interest, which approximates fair market value, and classified as cash equivalents. At December 31, 1997 the Company's cash equivalents consisted of $2,702,280 invested in a money market fund. At December 31, 1996 the Company's cash equivalents consisted of $6,001,259 invested in a money market fund and a banker's acceptance of $1,991,522.

 (v) Research and Development Costs

        Research and development costs are expensed as incurred.

 (vi) Inventories

        Inventories are stated at the lower of average cost or net realizable value and include material, labor and manufacturing overhead.

 (vii) Property and Equipment

        Property and equipment are stated at cost. For financial reporting purposes, depreciation is recognized using accelerated and straight-line methods, allocating the cost of the assets over their estimated useful lives ranging from five years to ten years for certain manufacturing and laboratory equipment, from three to five years for management information systems and office equipment, three years for automobiles and fifteen years for the building. Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the books. Any resulting gain or loss is credited or charged to income.

 (viii) Goodwill and Intangibles

        The Company has classified as goodwill the cost in excess of fair value of the assets of business acquired. Goodwill is being amortized on a straight line basis over ten to fifteen years. Other intangibles primarily consist of patents, licenses, and intellectual property rights and are amortized over four to ten years.

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

 (x) Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, and accounts receivable. The Company places its cash in federally chartered banks, each of which is insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company limits credit risk in cash equivalents by investing only in short term, investment grade securities including money market funds restricted to such securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see also Note 6). The Company does not require collateral from its customers. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

 (xi) Deferred Revenue

        Deferred revenue consists of payments received from customers in advance of services performed.

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Significant Accounting Policies -- (Continued)

 (xii) Recent Accounting Standards

       Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS 130 in fiscal year ended December 31, 1998. Adoption of this statement is not expected to have an impact on the Company's consolidated financial position and results of operations.

       Segment Reporting

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) is effective for financial statements for periods beginning after December 15, 1997. This statement will change the way companies report annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company will adopt SFAS 131 in the fiscal year ended December 31, 1998. Adoption of this statement is not expected to have an impact on the Company's consolidated financial position and results of operations.

(2) Purchase of the Business and Net Assets of Source Scientific, Inc.

        In July 1997, the Company, through its wholly owned subsidiary BBI-Source Scientific, Inc., completed the acquisition of all of the assets, business, and selected liabilities of Source Scientific, Inc. ("Source"). In addition to the cash payment of $1,894,000 to Source, the total purchase price was $1,994,000 including consulting, legal, accounting and other acquisition costs, net of cash acquired. The acquisition is treated as an asset purchase as of July 2, 1997 and the results of operations have been included since that date. The purchase price exceeded the fair market value of net assets acquired by approximately $2,202,000, which is recognized as goodwill and is being amortized on a straight line basis over fifteen years.

        The following unaudited pro forma information combines the consolidated results of operations of the Company and Source as if the asset purchase had occurred at the beginning of 1996, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, and related income tax effects. The unaudited pro forma information is shown for comparative purposes only and does not reflect the synergies expected to result from the integration of Source's business into the Company's business.

                                        Years Ended December 31,
                                      ----------------------------
Unaudited                                 1997          1996
---------                             ------------- -------------
Revenue                                $24,051,796   $20,489,296
Operating income (loss)                    688,808       539,960
Net income (loss)                          371,285       239,976
Pro forma earnings per share, basic           0.08          0.08
Pro forma earnings per share, diluted         0.08          0.07

(3) Inventories

        The Company purchases human plasma and serum from various private and commercial blood banks. Upon receipt, such purchases generally undergo comprehensive testing, and associated costs are included in the value of raw materials. Most plasma is manufactured into Basematrix and other diagnostic components to customer specifications. Plasma and serum with the desired antibodies or antigens are sold or manufactured into Quality Control Panels, Accurun(r) Run Controls, and reagents ("Finished Goods"). Panels and reagents are unique to specific donors and/or collection periods, and require substantial time to characterize and manufacture due to stringent technical specifications. Panels play an important role in diagnostic test kit development, licensure and quality control. Panels are manufactured in quantities sufficient to meet expected user demand which may exceed one year. Inventory balances at December 31, 1997 and 1996 consist of the following:

                                                 1997         1996
                                              ----------   ----------
Raw materials..............................   $2,033,040   $1,359,569
Work-in-process............................    1,190,567      697,749
Finished goods.............................    2,679,214    2,123,016
                                              ----------   ----------
                                              $5,902,821   $4,180,334
                                              ==========   ==========


(4) Property and Equipment

        Property and equipment at December 31, 1997 and 1996 consist of the following:
                                                   1997           1996
                                               ------------   ------------
Laboratory and manufacturing equipment........  $2,240,660     $1,751,737
Management information systems................   1,693,939      1,247,190
Office equipment..............................     686,608        394,957
Automobiles...................................     189,775        196,663
Leasehold improvements........................     687,714        122,419
Land, building and improvements...............   2,160,932        956,386
                                               ------------   ------------
                                                 7,659,628      4,669,352
Less accumulated depreciation.................   2,679,464      1,970,194
                                               ------------   ------------

Net book value................................  $4,980,164     $2,699,158
                                               ============   ============


        Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was approximately $731,000, $585,500, and $425,700 respectively. Included in 1997 land, building and improvements is approximately $920,000 of construction in progress.

(5) Long Term Investment

        In October 1996, the Company entered into a License Agreement, Purchase Agreement, Stockholders' Agreement and Warrant Agreement with BioSeq, Inc. ("BioSeq") a privately held, technology based development stage company. The Company agreed to purchase convertible preferred stock equivalent to approximately 19% of the capital stock of BioSeq for an aggregate of $1,482,500 in three installments. Of the $1,482,500, $732,500 was invested in 1996.

        In April 1997, the Company exercised its option to purchase an additional 165,000 shares of BioSeq at an aggregate cost of $750,000, thereby increasing its ownership to 19%. The investment is carried at cost of $1,482,500 and classified as a long term investment. Under the operative documents, the Company has price anti-dilution protection, pre-emptive rights and the right to board representation. In addition, the Company was granted warrants to acquire additional shares of common stock of BioSeq for additional consideration under certain conditions, provided that this right is not exercisable to the extent it would cause the Company's ownership

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Long Term Investment (Continued)

to equal or exceed 20%. The Company is accounting for its investment in BioSeq on the cost-basis in accordance with the provisions of APB 18 since its cumulative investment is less than 20% of the equity of BioSeq and the Company does not exert significant influence or control. BioSeq needs to obtain additional financing in 1998 to continue operations and there can be no assurances that any such financing will be available upon acceptable terms. Due to the uncertainty of technology based development stage enterprises, the Company performs a periodic analysis of the investment to determine whether the carrying value of its investment in BioSeq has been other than temporarily impaired. In performing the analysis of its investment in BioSeq for the current year, management considered BioSeq's positive factors including its technology, patent positions, business prospects, and the possibility of raising capital and achieving financial success; as well as its negative cash flow and net worth, and limited cash and other resources, and failure to date to raise significant capital independent of the Company. Management has concluded that its investment has not been other than temporarily impaired, if at all. If it is subsequently determined to be impaired, the Company will adjust the carrying value of its investment by taking a charge to earnings which could amount to the full value of its $1,482,500 investment as of December 31, 1997. See also Note 14 relating to the Company's $600,000 purchase of certain technology rights from BioSeq.

        In accordance with the agreement, the Company was granted a worldwide right ("the License") to use the BioSeq technology relating to sequencing and analysis services. The License will be exclusive until BioSeq commences selling on a commercial basis the equipment used in the DNA sequencing and analysis process, at which time the License will become non-exclusive. The License provides that the Company will pay BioSeq market royalties as a percentage of net revenues arising out of the services performed by the Company with the licensed technology. The Company will account for the royalty as a cost of revenue as the revenues are earned. (See also Note 14.)

(6) Revenue from Significant Customers and Export Sales

        The Company performs contract research and certain other services under contracts, subcontracts and grants from United States Government Agencies, primarily the National Institutes of Health ("NIH"). Revenue from such contracts, subcontracts and grants was approximately $2,638,000 in 1997, $1,920,000 in 1996, and $1,628,000 in 1995.

        Export sales by geographic area are approximately as follows:

                                1997       1996       1995
                             ---------- ---------- ----------
        Europe               $3,150,000 $2,844,000 $2,257,000
        Pacific Rim           1,310,000    948,000    642,000
        Others                  694,000    534,000    531,000
                             ---------- ---------- ----------
          Total              $5,154,000 $4,326,000 $3,430,000


(7) Deferred Rent and Other Liabilities

        One of the facility leases includes scheduled base rent increases over the term of the lease. The amount of base rent payments is being charged to expense on the straight-line method over the term of the lease. As of December 31, 1997 and 1996, the Company has recorded a liability of $189,867 and $53,900, respectively, to reflect the excess of rent expense over cash payments since inception of the lease. In addition to base rent, the Company pays a monthly allocation of the operating expenses and real estate taxes for the above facility.

        The Company's outstanding debt consists of an installment note payable with an interest rate of 9.75%, due August 2001. The note is collateralized by office furniture and laboratory equipment. The amount outstanding on December 31, 1997 and 1996 was $40,948 and $53,768, respectively. The current amounts of such debt at December 31, 1997 and 1996 was $14,878 and $12,820, respectively.

        During 1996, convertible debt in the amount of $21,500 was converted into 14,333 shares of common stock at a price of $1.50 per share.

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Deferred Rent and Other Liabilities (Continued)

        Effective March 28, 1997, the Company entered into a $7.5 million uncollateralized revolving line of credit (the "Line") with its bank. The Line matures on June 30, 1999; bears interest at the Company's option based on either base rate, LIBOR plus 1.75%, or overnight money market rate plus 1.75%; and carries a facility fee of .25% per annum, payable quarterly. The Line contains covenants regarding the Company's ratio of total liabilities-to-equity, minimum tangible net worth, and minimum debt service coverage ratio. The Line further provides for restrictions on the payment of dividends, and limitations on additional borrowings. The Company did not draw upon the Line during 1997.

(8) Income Taxes

        The Company's effective tax rate does not significantly differ from the federal and state income tax statutory rates. The components of the provision for income taxes are as follows:
                                                 1997       1996       1995
                                              ---------- ---------- ----------
Current expense: federal and state             $667,498   $476,206   $130,422
Deferred expense (benefit): federal and state     2,391   (155,495)   (61,765)
                                              ---------- ---------- ----------
        Total                                  $669,889   $320,711    $68,657
                                              ========== ========== ==========

        Significant items making up deferred tax liabilities and deferred tax assets are as follows:
                                                        1997           1996
                                                     ----------     ----------
Current deferred taxes:
   Inventory                                          $ 72,249       $ 87,158
   Accounts receivable allowance                       153,469        115,548
   Other accruals                                      102,844         80,494
                                                     ----------     ----------
      Total current deferred tax assets                328,562        283,200
Long term deferred taxes:
   Accelerated tax depreciation                       (217,029)      (176,015)
   Goodwill and intangibles                             15,176         13,551
   State net operating loss carryforwards               52,520         60,884
                                                     ----------     ----------
      Total long term deferred tax liabilities, net   (149,333)      (101,580)
                                                     ----------     ----------
      Total net deferred tax assets                   $179,229       $181,620
                                                     ==========     ==========


As of December 31, 1997, the state net operating loss carryforwards expire at various dates beginning in 1999 through 2007.

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Commitments and Contingencies

        The Company leases certain office space, laboratory, research and manufacturing facilities under operating leases with various terms through October 2007. All of the real estate leases include renewal options at either market or increasing levels of rent.

        Rent expense for the years ended December 31, 1997, 1996 and 1995 was $506,300, $365,700, and $477,600, respectively. At December 31, 1996, the remaining fixed lease commitment was as follows:

            Year Ended                    Amount
       --------------------            ------------
       1998                             $  938,970
       1999                                969,715
       2000                                971,993
       2001                                915,609
       2002                                578,326
       2003 and thereafter               2,358,410
                                       ------------
                                        $6,733,023

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

(10) Retirement Plan

        In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. To date, no such contributions have been made. During 1997, the Company recognized administrative expense of approximately $23,000 in connection with the plan.

(11) Stockholders' Equity

Common Stock

        On October 31, 1996, the Company commenced trading on the NASDAQ National Market as a result of the initial public offering of its common stock ("IPO"), raising net proceeds of $11,633,000 from the sale of 1,600,000 shares at $8.50 per share.

        On April 26, 1996, the Company entered into a Stock Purchase Agreement and Exclusive Distributor Agreement for five years with a foreign distributor. Pursuant to the Stock Purchase Agreement, the Company issued 117,647 shares of redeemable common stock at a price per share of $8.50, for which it received net proceeds of $898,503. Issuance costs were $101,497. Completion of the IPO terminated the redemption feature. The distributor was restricted from selling these securities for a one-year period after completion of the IPO. The Company issued 80,000 shares of Treasury Stock in connection with this transaction.

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

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stockholders' Equity-(Continued)

Options and Warrants

        The Company has a nonqualified option plan and an incentive stock option plan both of which are administered by a committee of the Board of Directors. In general, the option price shall not be less than the fair market value at the time the option is granted. Generally, options become exercisable at the rate of 25% at the end of each of the four years following the anniversary of the grant. Options issued expire ten years from the date of grant, or 30 days from the date of termination of affiliation.

        At December 31, 1997, 775,806 shares have been reserved for non-qualified stock options, of which 92,250 are available for future grants. At December 31, 1997, 778,925 shares have been reserved for incentive stock options, of which 348,587 are available for future grants.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997. The minimum value option pricing model was used for all grants during 1996 and 1995 as they were granted prior to the Company's IPO.

                                     1997        1996       1995
                                   --------    --------   --------
   Risk-free interest rate            5.72%       6.18%      5.33%
   Volatility factor                    .55        .001       .001
   Weighted average expected life   5 years     5 years    5 years
   Expected dividend yield                0           0          0

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and pro forma net income per share is as follows:

                                                 1997        1996       1995
                                              ----------   --------   --------
   Net income-as reported                     $1,004,834   $481,220   $102,990
   Net income-pro forma                          851,408    424,921     80,196
   Net income per share-as reported, basic           .23        .17        .04
   Net income per share-as reported, diluted         .21        .14        .03
   Net income per share-pro forma, basic             .19        .14        .03
   Net income per share-pro forma, diluted           .17        .13        .03

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stockholders' Equity-(Continued)

        Because SFAS 123 provides for pro forma expense for options granted beginning in 1995, the pro forma expense will likely increase in future years as new option grants become subject to the pricing model. The average fair value of options granted during 1997, 1996 and 1995 is estimated as $4.44, $1.86 and $1.40, respectively.

        In 1991 and 1993, the Company issued warrants in connection with certain debt financings. During 1997 all of those warrants were exercised.

        The Company has reserved shares of its authorized but unissued common stock for the following:

                                                 Stock Options                  Warrants
                                           --------------------------     -----------------------
                                                          Weighted                    Weighted
                                                        Average price               Average price            Total
                                                                                                   --------------------------
                                              Shares      per share        Shares     per share       Shares      Exercisable
                                           ----------     ---------       --------    ---------    -----------   ------------
Balance outstanding, December 31, 1994       780,950          2.12        301,538          2.73     1,082,488       827,576
      Granted                                 73,187          6.00           -              -          73,187
      Exercised                               (6,000)         1.88        (41,200)         2.58       (47,200)
      Expired                                (47,850)         2.64           -              -         (47,850)
                                           ----------                     --------                 -----------
Balance outstanding, December 31, 1995       800,287          2.45        260,338          2.85     1,060,625       879,038
      Granted                                140,600          7.27           -              -         140,600
      Exercised                               (1,500)         4.50        (84,260)         2.88       (85,760)
      Expired                                (21,500)         6.05        (56,078)         3.54       (77,578)
                                           ----------                     --------                 -----------
Balance outstanding, December 31, 1996       917,887          3.10        120,000          2.50     1,037,887       839,272
      Granted                                263,050          7.42           -              -         263,050
      Exercised                             (124,409)         1.44       (120,000)         2.50      (244,409)
      Expired                                (30,435)         7.36           -              -         (30,435)
                                           ----------                     --------                 -----------
Balance outstanding, December 31, 1997     1,026,093          4.27           -              -       1,026,093       672,231
                                           ==========                     ========                 ===========


The following table summarizes information concerning options outstanding and exercisable as of December 31, 1997:

                                                Options Outstanding      Options Exercisable
                                            -------------------------   ----------------------
                              Weighted        Weighted                                Weighted
                               Average         Average                                 Average
                              Remaining       Number of     Exercise    Number of     Exercise
Range of Exercise Prices        Life           Options       Price       Options       Price
------------------------      ---------     ------------   ----------   ---------    ---------
      $0.25 - $1.50             2.40            188,834      1.0975      188,834       1.0975
      $1.65 - $3.00             4.60            342,767      2.3869      342,767       2.3869
      $4.50 - $6.63             8.10            259,917      5.9231      104,798       5.0106
      $7.00 - $8.50             8.60            234,575      7.7556       35,832       7.3645
                                            ------------                ---------
                                              1,026,093                  672,231
                                            ============                =========


                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Computation of Net Income per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board opinion No. 15. The following illustrates the computation of basic and diluted net income per share.

                                               Year Ended December 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------

Shares, basic                            4,437,801    2,915,522    2,569,641

Net effect of dilutive common stock
   equivalents-based on treasury stock
   method using average market price       342,269      424,714      470,547
                                        -----------  -----------  -----------

Shares, diluted                          4,780,070    3,340,236    3,040,188
                                        ===========  ===========  ===========



Net income, basic and diluted           $1,004,834   $  481,220     $102,990
                                        ===========  ===========  ===========

Net income per share-basic                    0.23         0.17         0.04
Net income per share-diluted                  0.21         0.14         0.03
                                        ===========  ===========  ===========


(13) Selected Quarterly Financial Data (Unaudited)

        Unaudited (Amounts in thousands, except for per share data)

   1997                                   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                          -------  -------  -------  -------
    Total revenue                          $4,209   $4,649   $6,140   $7,301
    Gross profit                            1,678    1,921    2,541    3,148
    Net income                                148      176      246      435
    Net income per share, basic              0.03     0.04     0.06     0.10
    Net income per share, diluted            0.03     0.04     0.05     0.09


   1996                                   1st Qtr  2nd Qtr  3rd Qtr  4th Qtr
                                          -------  -------  -------  -------
    Total revenue                          $3,084   $3,844   $4,015   $4,566
    Gross profit                            1,051    1,621    1,752    1,976
    Net (loss) income                         (97)     179      163      236
    Net (loss) income per share, basic      (0.04)    0.07     0.06     0.06
    Net (loss) income per share, diluted    (0.04)    0.06     0.05     0.06



(14) Subsequent Event

        On March 20, 1998 the Company completed a license agreement with BioSeq, Inc., a development stage biotech company of which BBI owns 19% (see also Note 5). The license agreement provides the Company the sole and exclusive worldwide right to use BioSeq technical information, licensed processes and improvements to develop, manufacture, market and sell or sublicense products or services in the field of human in vitro immunodiagnostics. The Company paid an initial license fee in the amount of $600,000, to be capitalized with intangible assets. In accordance with the agreement, the Company will pay BioSeq an annual royalty based on net sales to customers and sublicensees. The agreement is effective March 20, 1998 and ends on the date that the last patent expires, which is approximately 16 years.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BOSTON BIOMEDICA, INC.:

        We have audited the accompanying consolidated balance sheets of Boston Biomedica, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                  COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 24, 1998 except as to
the information in Note 14, for
which the date is March 20, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by Item 10 is incorporated by reference to the information under Part I, Item 1 - Business under the heading "Executive Officers of the Registrant" at page 14 of this Report, and to the information in the Registrant's definitive Proxy Statement which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by Item 11 is incorporated by reference to the information in the Registrant's definitive Proxy Statement under the heading "Executive Compensation," which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by Item 12 is incorporated by reference to the information in the Registrant's definitive Proxy Statement under the heading "Security Ownership of Directors, Officers and Certain Beneficial Owners," which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information called for by Item 13 is incorporated by reference to the information in the Registrant's definitive Proxy Statement under the heading "Certain Relationships and Related Transactions," which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1. Index to Financial Statements:
        Consolidated Balance Sheets as of December 31, 1997 and 1996.........28
        Consolidated Statements of Income for the three years
        ended December 31, 1997..............................................29
        Consolidated Statements of Changes in Stockholders' Equity for the
        three years ended December 31, 1997..................................30
        Consolidated Statements of Cash Flows for the three years ended
        December 31, 1997....................................................31
        Notes to Consolidated Financial Statements...........................32
        Report of Independent Accountants....................................42
 (a) 2. Financial Statement Schedules:
        Schedule II-Valuation and Qualifying Accounts........................49
        Report of Independent Accountants....................................50

        All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

 (a)3. Exhibits:

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
		Institute and the Company**

        10.27 Lease Agreement, dated May 16, 1997, for Gaithersberg, Maryland facility between B.F. Saul Real Estate
		Investment Trust and the Company

        10.28 Lease Agreement, dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

        11      Statement re: Computation of Per Share Earnings

	21.1	Subsidiaries of the Company

        23.1    Consent of Coopers & Lybrand L.L.P.

	27	Financial Data Schedule
	________________________

++	Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act
	of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  Reports on Form 8-K

        The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

Date: March 30, 1998                   Boston Biomedica, Inc.

                                   By:/s/Richard T. Schumacher
                                      ---------------------------------
                                      Richard T. Schumacher
                                      President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURES                   TITLES                                  DATE
  ----------                   ------                                  ----

  /s/Richard T. Schumacher     President, Chief Executive Officer,     March 30, 1998
  --------------------------   and Chairman of the Board
  Richard T. Schumacher        (Principal Executive Officer)

  /s/Kevin W. Quinlan          Senior Vice President, Finance;         March 30, 1998
  --------------------------   Chief Financial Officer; Treasurer
  Kevin W. Quinlan             and Director
                               (Principal Accounting Officer)


  /s/Calvin A. Saravis         Director                                March 30, 1998
  --------------------------
  Calvin A. Saravis

  /s/Henry A. Malkasian Sr.    Director                                March 30, 1998
  --------------------------
  Henry A. Malkasian, Sr.

  /s/Francis E. Capitanio      Director                                March 30, 1998
  --------------------------
  Francis E. Capitanio


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


                                      -47-

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
	  Institute and the Company

  10.27   Lease Agreement, dated May 16, 1997, for Gaithersberg, Maryland      E**
	  facility between B.F. Saul Real Estate Investment Trust and the
	  Company

  10.28   Lease Agreement, dated January 30, 1995 for Garden Grove,            Filed herewith
          California facility between TR Brell, Cal Corp. and Source
          Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source
          Scientific, Inc. and BBI Source Scientific

  11      Statement re: Computation of Per Share Earnings                      Filed herewith

  21.1    Subsidiaries of the Company                                          Filed herewith

  23.1    Consent of Coopers & Lybrand L.L.P.                                  Filed herewith

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
	the Exhibit was filed as Exhibit No. 10.17 and contained in
	Exhibit 1.1.
C       Incorporated by reference to the Company's Annual Report on Form
        10K for the fiscal year ended December 31, 1996.
D Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 1997.
E Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1997.

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

                                                                SCHEDULE II
                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS


                                              Recoveries
 Allowance for    Balance at                 For Accounts    Uncollectible   Balance at
   Doubtful       Beginning   Additions to    Previously       Accounts        End of
   Accounts       of Period     Allowance    Written Off      Written Off      Period
--------------    ----------  ------------   ------------    -------------   ----------
     1997          $352,058     $395,272      $194,154        $(494,967)      $446,517
     1996           142,372      429,677        62,753         (282,744)       352,058
     1995            94,723      181,084          -            (133,435)       142,372
     1994            43,956      102,099          -             (51,332)        94,723


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BOSTON BIOMEDICA, INC.:

        In connection with our audits of the consolidated financial statements of Boston Biomedica, Inc. and Subsidiaries, as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, which financial statements are included in this Annual Report on Form 10-K, we have also audited the consolidated financial statement schedule listed in Item 14 herein.

        In our opinion, this consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                   COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 24, 1998