Form 10-Q
period 1998-03-31
BOSTON BIOMEDICA INC
filed 1998-05-15
CIK 830656

================================================================================
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

				 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1998, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________________ to __________________

Commission file number	 000-21615
			------------


			  BOSTON BIOMEDICA, INC.
	  (Exact name of Registrant as Specified in its Charter)

     Massachusetts					04-2652826
------------------------			   ----------------------
    (State or other				     (I.R.S. Employer
    Jurisdiction of				     Identification No.)
      Incorporation or
     Organization)

   375 West Street,
   West Bridgewater,
     Massachusetts                                        02379-1040
------------------------			   ----------------------
 (Address of Principal					  (Zip Code)
  Executive Offices)

Registrant's telephone number, including area code    (508) 580-1900
						      --------------

  Indicate by check whether the registrant: (1) has filed all  reports	required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						    Yes [X]	  No [ ]

  The number of shares outstanding of the Registrant's only class of common stock as of April 30, 1998 was 4,645,426.
================================================================================

Part I. Financial Information
Item 1. Financial Statements

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
REVENUE:
     Products                                           $3,063,359  $2,126,956
     Services                                            3,209,436   2,082,093
                                                        ----------  ----------
            Total revenue                                6,272,795   4,209,049

COSTS AND EXPENSES:
     Cost of product sales                               1,771,751   1,055,422
     Cost of services                                    2,323,211   1,475,532
     Research and development                              432,389     236,750
     Acquired research and development                     850,000        -
     Selling and marketing                                 928,612     613,360
     General and administrative                          1,029,936     679,207
                                                        ----------  ----------
            Total operating costs and expenses           7,335,899   4,060,271

            (Loss) income from operations               (1,063,104)    148,778

Interest income, net                                        23,559      97,486
                                                        ----------  ----------

            (Loss) income before income taxes           (1,039,545)    246,264

Benefit from (provision for) income taxes                  395,027     (98,506)
                                                        ----------  ----------

            Net (loss) income                           $ (644,518) $  147,758
                                                        ==========  ==========

            Net (loss) income per share, basic          $    (0.14) $     0.03
            Net (loss) income per share, diluted        $    (0.14) $     0.03

Number of shares used to calculate net income per share
            Basic                                        4,632,061   4,380,024
            Diluted                                      4,632,061   4,825,582

  The accompanying notes are an integral part of the Consolidated Financial
                                  Statements
                                      2

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31,    December 31,
                                                   -----------   ------------
                                                      1998           1997
                                                   -----------   ------------

     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $   642,684    $ 2,772,360
  Accounts receivable, less allowances of $515,978
   in 1998 and $446,517 in 1997                      4,900,109      5,558,710
  Inventories                                        6,378,583      5,902,821
  Prepaid expense and other                            784,964        288,481
  Deferred income taxes                                336,490        328,562
                                                   -----------   ------------
     Total current assets                           13,042,830     14,850,934
                                                   -----------   ------------

Property and equipment, net                          5,518,732      4,980,164

OTHER ASSETS:
  Long term investment                               1,482,500      1,482,500
  Goodwill and other intangibles, net                2,150,662      2,212,220
  Notes receivable and other                           111,983        124,178
                                                   -----------   ------------
                                                     3,745,145      3,818,898
                                                   -----------   ------------
        TOTAL ASSETS                               $22,306,707    $23,649,996
                                                   ===========   ============


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long term debt             $    14,475    $    14,878
  Accounts payable                                   1,952,569      2,218,685
  Accrued compensation                                 850,574      1,103,837
  Accrued income taxes                                    --          132,802
  Other accrued expenses                               565,213        498,247
  Deferred revenue                                     973,189      1,249,024
                                                   -----------   ------------
     Total current liabilities                       4,356,020      5,217,473
                                                   -----------   ------------

LONG-TERM LIABILITIES:
  Deferred rent and other liabilities                  353,378        215,937
  Deferred income taxes                                135,324        149,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
   20,000,000 shares in 1998 and 1997; issued
   and outstanding 4,644,676 in 1998 and
   4,622,566 in 1997                                    46,447         46,226
  Additional paid-in capital                        16,068,078     16,029,049
  Retained earnings                                  1,347,460      1,991,978
                                                   -----------   ------------
     Total stockholders' equity                     17,461,985     18,067,253
                                                   -----------   ------------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $22,306,707    $23,649,996
                                                   ===========   ============

  The accompanying notes are an integral part of the Consolidated Financial
                                  Statements
                                      3

                BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                   --------------------------
                                                       1998         1997
                                                   ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                               $  (644,518) $   147,758
    Adjustments to reconcile net income to net
       cash (used in) provided by operating
       activities:
    Depreciation and amortization                       326,890      166,774
    Provision for doubtful accounts                      50,756       10,554
    Deferred rent and other liabilities                 137,441      (26,958)
    Deferred income taxes                               (21,937)         -
    Acquired research and development                   850,000          -
Changes in operating assets and liabilities:
    Accounts receivable                                 607,845      261,243
    Inventories                                        (475,762)    (281,248)
    Prepaid expenses                                   (496,483)     (76,684)
    Accounts payable                                   (266,116)     155,149
    Accrued compensation and other expenses            (319,099)    (530,599)
    Deferred revenue                                   (275,835)     227,054
                                                    ------------ ------------
        Net cash (used in) provided by
           operating activities                        (526,818)      53,043
                                                    ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquired research and development                  (850,000)         -
    Additions to property and equipment                (803,655)    (400,362)
    Advances under notes receivable
       and other assets                                  11,950     (726,175)
                                                    ------------ ------------
        Net cash used in investing activities        (1,641,705)  (1,126,537)
                                                    ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                           (403)      (3,089)
    Proceeds of common stock issued                      39,250       13,500
                                                    ------------ ------------
        Net cash provided by financing activities        38,847       10,411
                                                    ------------ ------------

DECREASE IN CASH AND CASH EQUIVALENTS:               (2,129,676)  (1,063,083)
    Cash and cash equivalents, beginning of period    2,772,360    8,082,642
                                                    ------------ ------------
    Cash and cash equivalents, end of period        $   642,684  $ 7,019,559
                                                    ============ ============

  The accompanying notes are an integral part of the Consolidated Financial
                                  Statements
                                      4

                   BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 1997 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2)  Use of Estimates

        In conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses for the periods presented. Such estimates include reserves for uncollectable accounts receivable as well as the net realizable value of its inventory. Actual results could differ from the estimates and assumptions used by management. As a result of the completion of the expansion and renovation of the Company's manufacturing and corporate headquarters building in Massachusetts, the useful life of the building to the Company has been increased. Accordingly, the Company extended the asset life of its building from 15 to 30 years.

(3)  Inventories

	Inventories consisted of the following:

                                               March 31,   December 31,
                                                 1997          1997
                                              ----------    ----------
Raw materials..............................   $2,033,040    $2,033,040
Work-in-process............................    1,190,567     1,190,567
Finished goods.............................    2,679,214     2,679,214
                                              ----------    ----------
                                              $5,902,821    $5,902,821
                                              ==========    ==========


(4)  Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 in the first quarter of fiscal year ended December 31, 1998. Adoption of this statement has had no impact on the Company's consolidated financial position and results of operations as comprehensive income (loss) is the same as net income (loss).

(5)  Acquired Research and Development

        In March 1998, the Company acquired from BioSeq, Inc.("BioSeq"), the sole and exclusive worldwide right to development stage technology, including the use of BioSeq technical information, licensed processes and improvements to develop, manufacture, market and sell or sublicense products or services in the field of human in vitro immunodiagnostics. Under this agreement, the Company will pay BioSeq an annual royalty based on net sales to customers and sublicensees. The agreement is effective March 20, 1998 and ends on the date the last patent expires, which is approximately 16 years. In accordance with accounting standards for development stage technology, the purchase price, minimum royalty payments and acquisition costs totaling $850,000, were expensed in the current period.

                   BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)  Computation of Net Income per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS 128 establishes a different method of computing net income per share than was required under the provisions of the previous standard-Accounting Principles Board opinion No. 15. The following illustrates the computation of basic and diluted net income per share.

                                                 Quarter Ended March 31,
                                                ------------------------
                                                   1998          1997
                                                -----------   ----------

        Shares, basic                            4,632,061     4,380,024

        Net effect of dilutive common stock
           equivalents-based on treasury stock
           method using average market price *       -           445,558

                                                -----------   ----------
        Shares, diluted                          4,632,061     4,825,582
                                                ===========   ==========


        Net (loss) income, basic and diluted    $ (644,518)   $  147,758
                                                ===========   ==========

        Net (loss) income per share-basic            (0.14)         0.03
        Net (loss) income per share-diluted          (0.14)         0.03

                                                ===========   ==========


               * Potentially dilutive securities of 246,148 were not included in the computation of diluted earnings per share because to do so would have reduced the loss per share for the three months ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended March 31, 1998 and 1997

        Total revenue increased 49.0%, or $2,064,000, to $6,273,000 for the quarter ended March 31, 1998 from $4,209,000 in the prior year period. This increase was the result of an increase in product sales of 44.0%, or $936,000, to $3,063,000 from $2,127,000 and an increase in specialty laboratory services of 54.1%, or $1,127,000, to $3,209,000 from $2,082,000. The inclusion of BBI
Source Scientific in first quarter results for the first time added to product and service revenues in the amounts of $467,000 and $731,000, respectively. The remaining increase in product revenue was primarily the result of an overall sales increase of 27% in Quality Control Products, due to continued strong sales of new and existing Accurun( and TQS panel products. The remaining increase in service revenue was primarily attributable to the continued growth in molecular testing, immunological testing and strong performance from several new research contracts. Revenue increases were driven primarily by higher volume.

        Gross profit increased 29.8% or $500,000, to $2,178,000 for the current quarter from $1,678,000 in the prior year period. Product gross profit increased 20.5% or $220,000 to $1,292,000 in 1998 from $1,072,000 in the prior year quarter, and product gross profit margin declined to 42.2% in 1998 from 50.4%. This decrease was caused by relatively low laboratory instrument sales in 1998, while fixed costs remained relatively high, resulting in lower margins. Service gross profit increased 46.1% or $280,000 to $886,000 in 1998 from $606,000 in the prior year, but margins declined to 27.6% in 1998 from 29.1% in 1997 as a result of higher occupancy costs at the Company's new contract research facility in Gaithersburg, Maryland.

        Research and development expenses increased 82.6%, or $195,000, to $432,000 for the current quarter from $237,000 in the prior year period. The increase relates to continued work on the development of BBI Source's PlateMate( plate reader and reflectance reader projects.

        There was a one time accounting charge of $850,000 for the quarter ended March 31, 1998 related to the acquisition of the worldwide exclusive rights to BioSeq Inc's immunodiagnostic research and development technology.

        Selling and marketing expenses increased 51.4%, or $315,000, to $928,000 for the current quarter from $613,000 in the prior year period. This increase was primarily attributable to increased personnel costs associated with the expansion of the TQS sales, marketing and technical support staff as well as additions to the clinical laboratory sales staff.

        General and administrative expenses increased 51.6%, or $351,000, to $1,030,000 for the current quarter from $679,000 in the prior year period. This increase was primarily a result of the July 1, 1997 acquisition of BBI Source Scientific as well as additional MIS and Human Resource personnel.

        The Company generated an operating loss of ($1,063,000) in the first quarter of 1998 versus an operating profit of $149,000 during the same period of 1997. The loss was a result of the above mentioned charge to earnings for acquired research and development as well as losses from the Company's laboratory instrumentation and biotech operations.

        Net interest income decreased 75.8%, or $74,000 to $23,000 for the current quarter from $97,000 in the prior year period. The Company completed significant investment in technology and infrastructure during 1997 and the first quarter of 1998 thereby lowering the cash and cash equivalents available to invest.

        The Company provided taxes at the combined federal and state statutory rate of 38% in the current quarter and 40% in the prior year period.

Liquidity and Financial Condition

        At March 31, 1998, the Company has cash and cash equivalents of approximately $643,000 and working capital of $8,701,000. Trade accounts receivable declined $608,000 or 10% as first quarter 1998 sales showed their normal decline from their peak fourth quarter level. Inventory grew 8% to $6,379,000 as the Company moved to stockpile certain strategic plasma and serum for its Quality Control Products.

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

        Net cash used for operations for the three months ended March 31, 1998 was ($527,000) as compared to cash provided by operations of $53,000 in the prior year period. This decrease in cash flow was primarily attributable to the net loss for the period, increased inventory of strategic materials, and payment of year end commissions.

        Cash used in investing activities for the three months ended March 31, 1998 was $1,642,000 as compared to $1,127,000 in the prior year period. The cash used relates to the acquired BioSeq research and development as described above, as well as continued improvements at its Massachusetts and Maryland facilities.

        Cash provided by financing activities for the three months ended March 31, 1998 was $39,000 as compared to $10,000 in the prior year period. All of the cash received was from stock options exercised during the period.

        The Company anticipates capital expenditures from the expansion of the West Bridgewater facility to be completed early in the third quarter of 1998. The Company also expects to replace its business information software over the next nine months. The Company believes that existing cash balances, the borrowing capacity available under its new revolving line of credit and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for the foreseeable future. Except for purchase orders in connection with the manufacturing expansion, there were no material financial commitments for capital expenditures as of March 31, 1998, and currently there are no material commitments for capital or investment expenditures.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132) is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 in the fiscal year ended December 31, 1998.

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

        Based on its review to date, the Company believes that its products are "Year 2000 compliant." The Company has confirmed with existing software vendors that year 2000 compliant versions either exist or will be available to upgrade or replace its operations management, administrative and financial systems. The Company plans to begin a program to survey major suppliers to determine the status and schedule for their Year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

        Based upon its review, the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company. However, there can be no assurances that failure to comply with Year 2000 by parties outside its control will not have a material adverse affect on the Company.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; failure to execute a definitive agreement with ABX Hematologie for the transfer to them of certain service activities in connection with modification of the existing contract and there can be no assurances that ABX will not seek to further modify the relationship in the future; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the Company has made a significant investment, including inability to develop its technology to the level of commercial utilization; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

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
		Institute and the Company**

        10.27 Lease Agreement, dated May 16, 1997, for Gaithersberg, Maryland facility between B.F. Saul Real Estate
		Investment Trust and the Company

        10.28 Lease Agreement, dated January 30, 1995, for Garden Grove, California facility between TR Bell., Cal Corp. and the Company.

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

        None

                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BOSTON BIOMEDICA, INC.

Date: May 14, 1998             By /s/ Kevin W. Quinlan
      --------------------        --------------------------------------------
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
	  Institute and the Company

  10.27   Lease Agreement, dated May 16, 1997, for Gaithersberg, Maryland      E**
	  facility between B.F. Saul Real Estate Investment Trust and the
	  Company

  10.28   Lease Agreement, dated January 30, 1995, for Garden Grove,           F**
          California facility between TR Bell., Cal Corp. and the
          Company.

  21.1    Subsidiaries of the Company                                          F**

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
	the Exhibit was filed as Exhibit No. 10.17 and contained in
	Exhibit 1.1.
C       Incorporated by reference to the Company's Annual Report on Form
        10K for the financial year ended December 31, 1996.
D Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 1997.
E Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1997.
F       Incorporated by reference to the Company's Annual Report on Form
        10K for the financial year ended December 31, 1997.


*       Management contract or compensatory plan or arrangement.

**	In accordance with Rule 12b-32 under the Securities Exchange Act
	of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.