Form 10-Q
period 1998-06-30
BOSTON BIOMEDICA INC
filed 1998-08-14
CIK 830656

================================================================================
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

				 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1998, or
                               -------------

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

  The number of shares outstanding of the Registrant's only class of common stock as of July 31, 1998 was 4,665,426.
================================================================================

Part I. Financial Information
Item 1. Financial Statements

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        For the Three Months Ended   For the Six Months Ended
                                                                June 30,                    June 30,
                                                        --------------------------  -------------------------
                                                            1998          1997         1998         1997
                                                        ------------  ------------  ------------  -----------
REVENUE:

     Products                                            $3,316,804    $2,416,956   $ 6,380,163   $4,543,912
     Services                                             3,066,328     2,231,998     6,275,764    4,314,091
                                                        ------------  ------------  ------------  -----------
            Total revenue                                 6,383,132     4,648,954    12,655,927    8,858,003

COSTS AND EXPENSES:
     Cost of product sales                                1,674,837     1,271,662     3,446,588    2,327,084
     Cost of services                                     1,999,019     1,456,194     4,322,230    2,931,726
     Research and development                               583,592       256,995     1,015,981      493,745
     Acquired research and development                         -             -          850,000         -
     Selling and marketing                                  926,015       775,594     1,854,627    1,388,954
     General and administrative                             983,075       694,875     2,013,011    1,374,082
                                                        ------------  ------------  ------------  -----------
            Total operating costs and expenses            6,166,538     4,455,320    13,502,437    8,515,591

            Income (loss) from operations                   216,594       193,634      (846,510)     342,412

Interest (expense) income, net                                 (660)       99,184        22,899      196,670
                                                        ------------  ------------  ------------  -----------

            Income (loss) before income taxes               215,934       292,818      (823,611)     539,082

(Provision for) benefit from income taxes                   (82,055)     (117,128)      312,972     (215,634)
                                                        ------------  ------------  ------------  -----------

            Net income (loss)                            $  133,879    $  175,690   $  (510,639)  $  323,448
                                                        ============  ============  ============  ===========

            Net income (loss) per share, basic           $     0.03    $     0.04   $     (0.11)  $     0.07
            Net income (loss) per share, diluted         $     0.03    $     0.04   $     (0.11)  $     0.07

Number of shares used to calculate net income per share
            Basic                                         4,652,519     4,403,277      4,642,343   4,391,715
            Diluted                                       4,865,593     4,839,407      4,642,343   4,824,731


                 See Notes to Consolidated Financial Statement
                                       2




                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                June 30,     December 31,
                                              ------------   ------------
                                                  1998           1997
                                              ------------   ------------
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $   123,527    $ 2,772,360
  Accounts receivable, less allowances of
     $579,142 in 1998 and $446,517 in 1997      5,563,699      5,558,710
  Inventories                                   6,603,413      5,902,821
  Prepaid expense and other                       640,555        288,481
  Deferred income taxes                           378,458        328,562
                                              ------------   ------------
       Total current assets                    13,309,652     14,850,934
                                              ------------   ------------

Property and equipment, net                     5,783,730      4,980,164

OTHER ASSETS:
  Long term investment                          1,482,500      1,482,500
  Goodwill and other intangibles, net           2,126,745      2,212,220
  Notes receivable and other                      108,365        124,178
                                              ------------   ------------
                                                3,717,610      3,818,898
                                              ------------   ------------
   TOTAL ASSETS                               $22,810,992    $23,649,996
                                              ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long term debt        $    14,831    $    14,878
  Accounts payable                              1,650,345      2,218,685
  Accrued compensation                          1,046,658      1,103,837
  Accrued income taxes                              -            132,802
  Other accrued expenses                          585,486        498,247
  Deferred revenue                                884,317      1,249,024
                                              ------------   ------------
       Total current liabilities                4,181,637      5,217,473
                                              ------------   ------------

LONG-TERM LIABILITIES:
  Long term debt, less current liabilities        535,726         26,820
  Deferred rent and other liabilities             321,503        189,117
  Deferred income taxes                           142,887        149,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; authorized
    20,000,000 shares in 1998 and 1997;
    issued and outstanding 4,660,426 in
    1998 and 4,622,566 in 1997                     46,604         46,226
  Additional paid-in capital                   16,101,296     16,029,049
  Retained earnings                             1,481,339      1,991,978
                                              ------------   ------------
       Total stockholders' equity              17,629,239     18,067,253
                                              ------------   ------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $22,810,992    $23,649,996
                                              ============   ============

                 See Notes to Colsolidated Financial Statements
                                       3


                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                        1998          1997
                                                     -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                  $ (510,639)  $   323,448
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
  Depreciation and amortization                         607,252       353,843
  Provision for doubtful accounts                       103,036        77,781
  Deferred rent and other liabilities                   132,386       (53,916)
  Deferred income taxes                                 (56,342)      (31,655)
  Acquired research and development                     850,000          -
Changes in operating assets and liabilities:
  Accounts receivable                                  (108,025)      (51,366)
  Other assets                                              -         (27,083)
  Inventories                                          (700,592)     (380,593)
  Prepaid expenses                                     (352,074)      (76,392)
  Accounts payable                                     (568,340)       83,043
  Accrued compensation and other expenses              (102,742)     (402,705)
  Deferred revenue                                     (364,707)      274,938
                                                     -----------  ------------
    Net cash (used in) provided by operating
        activities                                   (1,070,787)       89,343
                                                     -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquired research and development                    (850,000)         -
  Payments for additions to property and equipment   (1,325,097)     (839,364)
  Purchase of intangible assets                            (246)         -
  Advances under notes receivable and other assets       15,813      (893,005)
  Purchase of long term investment                          -        (750,000)
                                                     -----------  ------------
    Net cash used in investing activities            (2,159,530)   (2,482,369)
                                                     -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                          508,906           -
  Repayments of long-term debt                              (47)       (6,255)
  Proceeds of common stock issued                        72,625        93,687
                                                     -----------  ------------
    Net cash provided by financing activities           581,484        87,432
                                                     -----------  ------------

DECREASE IN CASH AND CASH EQUIVALENTS:               (2,648,833)   (2,305,594)
  Cash and cash equivalents, beginning of period      2,772,360     8,082,642
                                                     -----------  ------------
  Cash and cash equivalents, end of period           $  123,527   $ 5,777,048
                                                     ===========  ============
                 See Notes to Consolidated Financial Statements
                                       4

                     BOSTON BIOMEDICA, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
-------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K filing for the fiscal year ended December 31, 1997 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2)  Use of Estimates
---------------------

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

(3)  Inventories
----------------

	Inventories consisted of the following:

                                   June 30,      December 31,
                                     1998            1997
                                 ------------    ------------
           Raw materials..........$2,170,155      $2,033,040
           Work-in-process.........1,629,171       1,190,567
           Finished goods..........2,804,087       2,679,214
                                 ------------    ------------
                                  $6,603,413      $5,902,821
                                 ============    ============


(4)  Comprehensive Income
-------------------------

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

(5)  Acquired Research and Development
--------------------------------------

        In March 1998, the Company acquired from BioSeq, Inc.("BioSeq"), the sole and exclusive worldwide right to development stage technology, including the use of BioSeq technical information, licensed processes and improvements to develop, manufacture, market and sell or sublicense products or services in the field of human in vitro immunodiagnostics. Under this agreement, the Company will pay BioSeq an annual royalty based on net sales to customers and sublicensees. The agreement is effective March 20, 1998 and ends on the date the last patent expires, which is approximately 16 years. In accordance with accounting standards for development stage technology, the purchase price, minimum royalty payments and acquisition costs totaling $850,000, were expensed in the first quarter.

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Computation of Net Income per Share
----------------------------------------

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

                                  Three Months             Six Months
                                 Ended June 30,           Ended June 30,
                            ----------------------   -----------------------
                                1998      1997          1998       1997
                            ---------- -----------   ---------- ------------

Average common
  stock outstanding          4,652,519  4,403,277     4,642,343   4,391,715

Net effect of dilutive
  common stock equivalents-
  based on treasury stock
  method using average
  market price *               213,074    436,130          -        433,016

                            ---------- -----------   ---------- ------------
                             4,865,593  4,839,407     4,642,343   4,824,731
                            ========== ===========   ========== ============

Net income (loss)              133,879    175,690      (510,639     323,448


Net income (loss) per share       0.03       0.04         (0.11)       0.07



        * Potentially dilutive securities of 228,875 were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the six months ended June 30, 1998.

(7)  Extension of Line of Credit
--------------------------------

        Effective June 30, 1998, the maturity date of the revolving line of credit agreement was extended from June 30, 1999 to June 30, 2000. Accordingly, the balance borrowed against the line as of June 30, 1998 is classified as long term debt.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended June 30, 1998 and 1997

        Total revenue increased 37.3%, or $1,734,000, to $6,383,000 for the three months ended June 30, 1998 from $4,649,000 in the prior year period. This increase was the result of an increase in product sales of 37.2%, or $900,000, to $3,317,000 from $2,417,000 and an increase in specialty laboratory services of 37.4%, or $834,000, to $3,066,000 from $2,232,000. The inclusion of BBI
Source Scientific ("Source") in the second quarter results added to product and service revenue in the amounts of $614,000 and $392,000, respectively. The remaining increase in product revenue was the result of significant increases in Accurun(r) controls and OEM panel sales. The remaining increase in service revenue was the result of a significant increase in billed labor on government contracts for R&D services at the Company's new facility in Gaithersburg, MD. The Company also realized increased revenue from immunology testing including Hepatitis C and tickborne diseases.

        Gross profit increased 41.0%, or $788,000, to $2,709,000 for the current three months from $1,921,000 in the prior year period. Overall gross margin increased to 42.4% from 41.3%. All of the increase was attributable to product sales. The gross margin on products increased to 49.5% from 47.4%, as the sales growth was in Accurun(r) and OEM panel products, which carry higher margins.

        Research and development expenses increased 127.1%, or $327,000, to $584,000 for the current three months from $257,000 in the prior year period. The increase is primarily the result of the inclusion of Source and its development efforts in the laboratory instrumentation product line, including the PlateMate( and reflectance reader projects. Also contributing to the increase was additional spending on molecular tests and Quality Control Products.

        Selling and marketing expenses increased 19.4%, or $150,000, to $926,000 for the current three months from $776,000 in the prior year period. This increase was primarily the result of the first time inclusion of Source.

        General and administrative expenses increased 41.5%, or $288,000, to $983,000 for the current three months from $695,000 in the prior year period. The inclusion of Source accounted for $173,000 of this increase. The remaining increase relates to the addition of human resource, collection, and administrative support personnel.

        Net interest expense was $660 for the current quarter compared to net interest income of $99,000 in the prior year period. The Company has productively employed the proceeds from its initial public offering and, at the end of the quarter, began to borrow funds under its line of credit to continue its infrastructure investments.

        Based on current tax planning, the Company provided taxes at the combined federal and state statutory rate of 38% in the current quarter versus 40% in the prior year period.

Six Months Ended June 30, 1998 and 1997

        Total revenue increased 42.9%, or $3,798,000, to $12,656,000 for the six months ended June 30, 1998 from $8,858,000 in the prior year period. This increase was the result of an increase in product sales of 40.4%, or $1,836,000, to $6,380,000 from $4,544,000 and an increase in specialty laboratory services of 45.5%, or $1,962,000, to $6,276,000 from $4,314,000. The inclusion of Source added to product and service revenue in the amounts of $1,081,000 and $1,124,000, respectively. The remaining increase in product revenue is due to a doubling of Accurun(r) sales and a significant increase in OEM panel sales. The remaining increase in specialty laboratory services is attributable to an increase in clinical testing and contract research revenue.

        Gross profit increased 35.8%, or $1,288,000, to $4,887,000 for the current six months from $3,599,000 in the prior year period. The gross profit margin decreased to 38.6% for the current six months versus 40.6% in the prior year period. This is due primarily to lower margins on Source instruments and the impact of higher fixed overhead at BBI Biotech as a result of its move to its new facility in Gaithersburg, MD, both adversely affecting the first quarter.

        Research and development expenses increased 105.8%, or $522,000, to $1,016,000 for the current six months from $494,000 in the prior year period. The increase is primarily the result of the inclusion of Source's development efforts for new laboratory instruments as well as additional spending on molecular tests and Quality Control Products.

        There was an accounting charge of $850,000, in the first quarter, related to the acquisition of the worldwide exclusive rights to BioSeq Inc's immunodiagnostic research and development technology as noted in footnote 5.

        Selling and marketing expenses increased 33.5%, or $466,000, to $1,855,000 for the current six months from $1,389,000 in the prior year period. The inclusion of Source added $130,000. The remaining increase was attributable to increased personnel costs associated with the expansion of the TQS sales, marketing and technical support staff as well as additions to the clinical laboratory sales staff.

        General and administrative expenses increased 46.5%, or $639,000, to $2,013,000 for the current six months from $1,374,000 in the prior year period. This increase was a result of the first time inclusion of Source as well as additional human resource, MIS, collection, and administrative support personnel.

        Net interest income decreased 88.3%, or $174,000 to $23,000 for the current six months from $197,000 in the prior year period. The Company has productively employed its proceeds from its initial public offering and, at the end of the six month period, began to borrow funds from its revolving line of credit to continue its infrastructure investments.

        Based on current tax planning, the Company provided taxes at the combined federal and state statutory rate of 38% in the current quarter versus 40% in the prior year period.

Liquidity and Financial Condition

        At June 30, 1998, the Company had cash and cash equivalents of approximately $124,000 and working capital of $9,128,000. Both of these items have decreased significantly from year end as the Company continued its planned capital expenditures.

        The Company has financed its operations to date through cash flow from operations, borrowings from banks and issuance of common stock. The Company expects its cash flow, current cash position and its $7.5 million uncollateralized revolving line of credit to meet its working capital needs.

        Net cash used for operations for the six months ended June 30, 1998 was ($1,071,000) as compared to cash provided by operations of $89,000 in the prior year period. This decrease in cash flow was primarily attributable to the net loss for the period, increased purchases of strategic inventory for its Quality Control Products, a reduction in current liabilities, and the delay, until July, in settlement of a large receivable..

        Cash used in investing activities for the six months ended June 30, 1998 was $2,160,000 as compared to $2,482,000 in the prior year period. The cash used relates to the acquired BioSeq research and development as described above, as well as continued improvements at its Massachusetts and Maryland facilities.

        Cash provided by financing activities for the six months ended June 30, 1998 was $581,000 as compared to $87,000 in the prior year period. The cash received was from borrowing against the revolving line of credit and the exercise of stock options during the period.

        The Company anticipates capital expenditures for the expansion of the West Bridgewater facility and additional improvements in its Maryland facility as a result of recently awarded contracts to be completed by the end of 1998. The Company also expects to replace its business information software over the next twelve months at a cost of approximately $750,000. The Company believes that existing cash balances, the borrowing capacity available under its revolving line of credit and cash generated from operations are sufficient to fund operations and anticipated capital expenditures for the foreseeable future. Except for purchase orders and contracts in connection with the expansion and the business information software, there were no material financial commitments for capital expenditures as of June 30, 1998.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132) is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 in the fiscal year ended December 31, 1998, although no impact on operating results of financial position is expected.

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

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; a material adverse change in the business, financial condition or prospects of BioSeq, Inc., an early stage biotechnology company in which the Company has made a significant investment, including inability to develop its technology to the level of commercial utilization; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

        BOSTON BIOMEDICA, INC.

Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Stockholders of May 21, 1998 (the"Meeting"). A total of 3,749,521 shares, or 81%, of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. At the Meeting, the only matter to be acted upon was the election of directors. The results of the election were as follows:

        Henry Malkasian was elected as a Class II Director of the Company, to serve as such until the Year 2001 Annual Meeting of Stockholders and until his successor has been duly elected and qualified:, with 3,732,115 shares voting in favor, 17,406 votes withheld.

        The terms of office of Richard T. Schumacher, Kevin W. Quinlan, Calvin
A. Saravis, and Francis E. Capitanio, continued after the Meeting.

Item 6.   Exhibits and Reports on Form 8-K
  (a) Exhibits
        Exhibit No.                                               Reference
        -----------                                               ---------
        3.1     Amended and Restated Articles of Organization
                of the Company                                       A**
        3.2     Amended and Restated Bylaws of the Company           A**
        4.1     Specimen Certificate for Shares of the Company's
                Common Stock                                         A**
        4.2     Description of Capital Stock (contained in the
                Restated Articles of Organization of the
                Company filed as Exhibit 3.1)                        A**
        10.1    Contract, dated July 1, 1998, between the
                National Institutes of Health and the Company
                (NO1-AI-85341)                                   Filed herewith
        10.2    Contract, dated June 15, 1998, between the
                National Heart Lung and Blood Institute and the
                Company (NO1-HB-87144)                           Filed herewith
        21.1    Subsidiaries of the Company                          B**
        27      Financial Data Schedule                          Filed herewith
_______________________

A Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-10759)(the "Registration Statement"). The number set forth herein is the number of the Exhibit in said registration statement.
B Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.

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

                                BOSTON BIOMEDICA, INC.

Date: August 14, 1998            By    /s/  KEVIN W. QUINLAN
      ---------------              ---------------------------
                                   Kevin W. Quinlan, Chief Financial Officer
                                         (Principal Financial Officer)