Form 10-Q
period 1998-09-30
BOSTON BIOMEDICA INC
filed 1998-11-24
CIK 830656

================================================================================
			       UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

				 Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1998, or
			       -------------------

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

						    Yes [X]       No [ ]

  The number of shares outstanding of the Registrant's only class of common stock as of November 20, 1998 was 4,667,826.
================================================================================

Part I. Financial Information
Item 1. Financial Statements

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF INCOME
			      (Unaudited)


					  For the Three Months Ended   For the Nine Months Ended
						September 30,                 September 30,
					  ---------------------------  --------------------------
					      1998           1997          1998          1997
					  -------------  ------------  ------------  ------------
REVENUE:
  Products                                $  3,037,553   $ 3,342,772   $ 9,417,716   $ 7,886,684
  Services                                   3,143,406     2,797,010     9,419,169     7,111,101
					  -------------  ------------  ------------  ------------
    Total revenue                            6,180,959     6,139,782    18,836,885    14,997,785

COSTS AND EXPENSES:
  Cost of product sales                      1,575,772     1,783,485     5,022,361     4,110,569
  Cost of services                           2,157,365     1,815,023     6,479,595     4,746,749
  Research and development                     526,167       378,451     1,542,147       872,196
  Acquired research and development          3,380,812          -        4,230,812          -
  Selling and marketing                        913,891       870,425     2,768,518     2,259,379
  General and administrative                   986,202       940,403     2,999,214     2,314,485
					  -------------  ------------  ------------  ------------
    Total operating costs and expenses       9,540,209     5,787,787    23,042,647    14,303,378

    (Loss) income from operations           (3,359,250)      351,995    (4,205,762)      694,407


Interest income                                    352        60,294        27,393       259,460
Interest (expense)                             (15,458)       (2,044)      (19,600)       (4,540)
					  -------------  ------------  ------------  ------------

    (Loss) income before income taxes       (3,374,356)      410,245    (4,197,969)      949,327

(Provision for) benefit from income taxes       (2,453)     (164,098)      310,520      (379,731)
					  -------------  ------------  ------------  ------------

    Net (loss) income                     $ (3,376,809)  $   246,147   $(3,887,449)  $   569,596
					  =============  ============  ============  ============

    Net (loss) income per share, basic    $      (0.72)  $      0.06   $     (0.84)  $      0.13
    Net (loss) income per share, diluted  $      (0.72)  $      0.05   $     (0.84)  $      0.12

Number of shares used to calculate net
 income per share
    Basic                                    4,665,603     4,437,562     4,650,158     4,407,168
    Diluted                                  4,665,603     4,816,720     4,650,158     4,834,332


		See Notes to Consolidated Financial Statements

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
		      CONSOLIDATED BALANCE SHEETS
			      (Unaudited)


						September 30,   December 31,
						-------------  -------------
						    1998            1997
						-------------  -------------

			 ASSETS
			 ------
CURRENT ASSETS:
   Cash and cash equivalents                     $   315,590    $ 2,772,360
   Accounts receivable, less allowances of
     $609,506 in 1998 and $446,517 in 1997         4,611,259      5,558,710
   Inventories                                     6,971,229      5,902,821
   Prepaid expense and other                         604,050        288,481
   Deferred income taxes                             378,458        328,562
						-------------  -------------
	Total current assets                      12,880,586     14,850,934
						-------------  -------------

Property and equipment, net                        6,447,549      4,980,164

OTHER ASSETS:
   Long term investment                                -          1,482,500
   Goodwill and other intangibles, net             2,864,501      2,212,220
   Notes receivable and other                        104,656        124,178
						-------------  -------------
						   2,969,157      3,818,898
						-------------  -------------
	     TOTAL ASSETS                        $22,297,292    $23,649,996
						=============  =============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long term debt          $   672,695    $    14,878
   Accounts payable                                2,376,662      2,218,685
   Accrued compensation                              774,092      1,103,837
   Accrued income taxes                                -            132,802
   Other accrued expenses                          1,613,664        498,247
   Deferred revenue                                  801,835      1,249,024
						-------------  -------------
	Total current liabilities                  6,238,948      5,217,473
						-------------  -------------

LONG-TERM LIABILITIES:
   Long term debt, less current liabilities          910,101         26,820
   Deferred rent and other liabilities               736,403        189,117
   Deferred income taxes                             142,887        149,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized
      20,000,000 shares in 1998 and 1997;
      issued and outstanding 4,667,826 in 1998
      and 4,622,566 in 1997                           46,678         46,226
   Additional paid-in capital                     16,117,746     16,029,049
   Retained earnings                              (1,895,471)     1,991,978
						-------------  -------------
	Total stockholders' equity                14,268,953     18,067,253
						-------------  -------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $22,297,292    $23,649,996
						=============  =============

		 See Notes to Consolidated Financial Statements

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (Unaudited)


								 For the Nine Months Ended
								       September 30,
							       ----------------------------
								   1998           1997
							       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $(3,887,449)   $   569,596
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization                                     909,905        596,747
  Provision for doubtful accounts                                   197,903        140,676
  Deferred rent                                                     123,578        (53,916)
  Deferred income taxes                                             (56,342)       (34,364)
  Acquired research and development                               4,230,812           -
Changes in operating assets and liabilities:
  Accounts receivable                                               756,695       (926,265)
  Other assets                                                                     (11,823)
  Inventories                                                    (1,068,408)      (474,671)
  Prepaid expenses                                                 (268,266)       (97,869)
  Accounts payable                                                  112,289         86,323
  Accrued compensation and other expenses                          (183,971)      (312,574)
  Deferred revenue                                                 (447,189)       187,330
							       -------------  -------------
    Net cash provided by (used in) operating activities             419,557       (330,810)
							       -------------  -------------

CASH FLOWS FOR INVESTING ACTIVITIES:
  Acquired research and development                                (850,000)          -
  Payments for additions to property and equipment               (2,136,725)    (1,652,588)
  Purchase of Intangible Assets                                      (2,970)        (5,752)
  Advances under notes receivable and other assets                   19,522           -
  Purchase of long term investment                                     -          (750,000)
  Acquisitions (net of cash acquired)                              (878,901)    (1,993,722)
							       -------------  -------------
    Net cash used in investing activities                        (3,849,074)    (4,402,062)
							       -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                                      883,598           -
  Repayments of long-term debt                                         -        (1,116,497)
  Proceeds of common stock issued                                    89,149        154,601
							       -------------  -------------
    Net cash provided by (used in) financing activities             972,747       (961,896)
							       -------------  -------------

DECREASE IN CASH:                                                (2,456,770)    (5,694,768)
    Cash and cash equivalents, beginning of period                2,772,360      8,082,642
							       -------------  -------------
    Cash and cash equivalents, end of period                    $   315,590    $ 2,387,874
							       =============  =============


		 See Note to Consolidated Financial Statements

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
-------------------------

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report of Form 10-K filing for the fiscal year ended December 31, 1997 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

	The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of September 30, 1998, the Company has determined that no impairment of long-lived assets exists.

(2)  Use of Estimates
---------------------

	In conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses for the periods presented. Such estimates include reserves for uncollectable accounts receivable as well as the net realizable value of its inventory.

	The valuation methodology applied to the acquisition of BioSeq, Inc. was based on estimated discounted future cash flows. The purchase price accounting is based on the valuation which is being finalized. Significant assumptions include gross and operating profit margins, and future tax, discount, and royalty rates.

	Actual results could differ from the estimates and assumptions used by management.

(3)  Inventories
----------------

	Inventories consisted of the following:

			      September 30,     December 31,
				 1998              1997
			     --------------     ------------
       Raw materials...........$2,275,722        $2,033,040
       Work-in-process..........1,849,539         1,190,567
       Finished goods...........2,845,968         2,679,214
			     --------------     ------------
			       $6,971,229        $5,902,821
			     ==============     ============

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

		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Acquired Research and Development
--------------------------------------

	In March 1998, the Company acquired from BioSeq, Inc.("BioSeq"), the sole and exclusive worldwide right to development stage technology, including the use of BioSeq technical information, licensed processes and improvements to develop, manufacture, market and sell or sublicense products or services in the field of human in vitro immunodiagnostics. In accordance with accounting standards for development stage technology, the purchase price and related acquisition costs totaling $850,000, were expensed in the first quarter.


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


				     Three Months Ended         Nine Months Ended
					September 30,             September 30,
				 -------------------------  ------------------------
				     1998         1997          1998        1997
				 ------------ ------------  ------------ -----------

Average common stock outstanding   4,665,603    4,437,562     4,650,158   4,407,168

Net effect of dilutive common
   stock equivalents-based on
   treasury stock method using
   average market price *             -           379,158         -         427,164

				 ------------ ------------  ------------ ------------
				   4,665,603    4,816,720     4,650,158    4,834,332
				 ============ ============  ============ ============

Net (loss) income                $(3,376,809)  $  246,147   $(3,887,449)  $  569,596
				 ============ ============  ============ ============

Net (loss) income per share            (0.72)        0.05         (0.84)        0.12
				 ============ ============  ============ ============


	* Potentially dilutive securities of 136,554 and 203,396 were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the three and nine months ended September 30, 1998.

(7)  Extension of Line of Credit
--------------------------------

	Effective June 30, 1998, the maturity date of the Company's $7.5 million revolving line of credit agreement was extended from June 30, 1999 to June 30, 2000. Accordingly, the balance borrowed against the line as of September 30, 1998 is classified as long term debt.

(8) Acquisition of BioSeq, Inc.
-------------------------------

	On September 30, 1998 the Company acquired the remaining common stock
outstanding of BioSeq (approximately 81%).   The total purchase price was
approximately $4,266,000 which includes the original 19% investment under the 1996 Purchase Agreement, $879,000 of cash (net, of acquired cash of $121,000), warrants to purchase 100,000 shares of the Company's common stock, the conversion of BioSeq stock options into Boston Biomedica stock options, minimum royalty payments of $424,000, debt and accrued interest assumed at the time of acquisition of approximately $736,000, and other acquisition costs. The acquisition was financed from a combination of debt and cash. The acquisition has been recorded using purchase accounting, and BioSeq's results will be included in the consolidated results of the Company commencing October 1, 1998.


		BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	BioSeq is a development stage company with patent pending technology based on pressure cycling technology ("PCT"). Approximately $3,381,000 of the purchase price has been allocated to in-process research and development and expensed in the third quarter based on an independent valuation of the assets acquired. The patents on the core technology have been valued and capitalized at $778,000, which will be amortized over their remaining life, approximately 17 years. Other assets acquired are primarily laboratory equipment, and will be depreciated over their remaining useful lives of three to ten years.

	Allocated in-process research and development consists of two projects that were on going at the time of the acquisition. Approximately $1.6 million had been expended prior to September 30, 1998 by BioSeq on these projects. The Company estimates that it will spend in excess of $4.8 million through the year 2002 to complete their development into commercially viable products. Remaining development efforts are focused on feasibility studies to establish the key performance parameters and biological activities to be retained, designing and building a prototype instrument, further development of the prototype for the applications, scale-up of design, data generation and clinical trials, apply and obtain Food and Drug Administration approval, final design modifications, and transfer to manufacturing. The Company hopes to begin realizing benefits from these applications beginning in the year 2002. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. The value assigned to the core technology and other acquired intangible assets may also become impaired.

	The valuation methodology was based on estimated discounted future cash flows. The above purchase price accounting is based on the valuation which is being finalized. Significant assumptions include gross and operating profit margins, and future tax, discount, and royalty rates. Recent Securities and Exchange Commission guidelines on valuation methodologies for in-process research and development are still evolving and not expected to be finalized for several months. Final guidelines may require a change in estimate possibly resulting in a restatement of the Company's first and third quarter 1998 results. Any such change may have a corresponding impact on other intangibles including patents and goodwill. The Company has been advised that the SEC and the accounting profession are in dialogue regarding the retroactive application of these recent guidelines. The Company cannot predict the outcome of the dialogue, but intends to comply with that outcome after it is announced.

				  Quarter Ended          Nine Months Ended
				  September 30,            September 30,
			     -----------------------  -------------------------
				 1998        1997        1998         1997
			      Pro Forma   Pro Forma    Pro Forma    Pro Forma
			     ----------- -----------  ------------ ------------
   Revenues                   6,192,133   6,146,052    18,870,547   15,012,035
   Operating (loss)            (311,578)   (123,636)   (1,841,616)  (3,795,749)
   Net (loss)                  (193,178)    (31,383)   (1,141,802)  (3,638,073)
   Loss per share                 (0.04)      (0.01)        (0.24)       (0.76)


(9)  Recent Accounting Pronouncements
-------------------------------------

	Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132) is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 in the fiscal year ended December 31, 1998, although no impact on operating results or financial position is expected.

	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company will adopt SFAS 133 in the fiscal year ending December 31, 1999 although no impact on operating results or financial position is expected.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended September 30, 1998 and 1997

	Total revenue showed only a slight increase of 0.7%, or $41,000, to $6,181,000 for the three months ended September 30, 1998 from $6,140,000 in the prior year period. This increase was the net result of an increase in specialty laboratory services of 12.4%, or $346,000, to $3,143,000 from $2,797,000, offset by a decrease in product sales of 9.1%, or ($305,000), to $3,038,000 from $3,343,000. The increase in service revenue was the result of additional revenue on new government research contracts at the Company's new facility in Gaithersburg, MD, as well as increased revenue from immunology testing at its clinical testing laboratory in Connecticut. The decrease in product revenue was the result of lower instrument and panel sales, partially offset by continued significant increases in Accurun(r) sales. Panel sales were negatively effected by slower spending rates at several major customers, and the lower instrument sales were a result of a customer requested delay in shipping dates.

	Gross profit decreased 3.7%, or $93,000, to $2,448,000 for the current three months from $2,541,000 in the prior year period. Overall gross margin decreased to 39.6% from 41.4%. The decrease was primarily attributable to services as margins at the Company's clinical testing laboratory experienced test kit cost increases.

	Research and development expenses increased 39.0%, or $148,000, to $526,000 for the current three months from $378,000 in the prior year period. The increase was primarily attributable to additional spending on new molecular test services, new Quality Control Products, and development spending on new instruments.

	There was an accounting charge of $3,381,000 for the quarter ended September 30, 1998 related to in-process technology as a result of the Company's $4,266,000 acquisition of BioSeq, Inc. See note 8 to the consolidated financial statements.

	Selling and marketing expenses increased 5.0%, or $43,000, to $914,000 for the current three months from $871,000 in the prior year period. This increase was primarily the result of increased promotional and trade show expenditures for all the Company's products and services.

	General and administrative expenses increased 4.9%, or $46,000, to $986,000 for the current three months from $940,000 in the prior year period. The increase relates to the addition of human resource, information systems, and administrative support personnel.

	Net interest expense was ($15,000) for the current quarter compared to net interest income of $58,000 in the prior year period. The Company has productively employed the proceeds from its initial public offering and, at the end of the second quarter of 1998, began to borrow funds under its line of credit to continue its infrastructure investments.

	Based on current tax planning, the Company provided taxes at the combined federal and state statutory rate of 38% in the current quarter versus 40% in the prior year period. There was no tax benefit associated with the acquired in-process technology from BioSeq, Inc. as the acquisition was structured as a stock purchase.

Nine Months Ended September 30, 1998 and 1997

	Total revenue increased 25.6%, or $3,839,000, to $18,837,000 for the nine months ended September 30, 1998 from $14,998,000 in the prior year period. This increase was the result of an increase in product sales of 19.4%, or $1,531,000, to $9,418,000 from $7,887,000 and an increase in specialty laboratory services of 32.5%, or $2,308,000, to $9,419,000 from $7,111,000. The
BBI Source acquisition contributed $1,852,000 to the overall revenue increase. The remaining increase in product revenue is due to Accurun(r) sales which more than doubled those of the prior year period. The remaining increase in specialty laboratory services is attributable to increases in both clinical testing and contract research revenue.

	Gross profit increased 19.5%, or $1,195,000, to $7,335,000 for the current nine months from $6,140,000 in the prior year period. The gross profit margin decreased to 38.9% for the current nine months versus 40.9% in the prior year period. This is due primarily to lower margins on instruments and higher test kit costs at the Company's clinical testing laboratory.

	Research and development expenses increased 76.8%, or $670,000, to $1,542,000 for the current nine months from $872,000 in the prior year period. The increase is primarily the result of the inclusion of Source's development efforts for new laboratory instruments as well as additional spending on molecular tests and Quality Control Products.

	There were two accounting charges during the nine months ended September 30, 1998. In the first quarter there was an accounting charge of $850,000 related to the acquisition of the worldwide exclusive rights to BioSeq Inc's immunodiagnostic research and development technology. In the third quarter, the Company had a charge of $3,381,000 related to in-process technology as a result of the Company's $4,266,000 acquisition of BioSeq, Inc. See notes 5 and 8 to the consolidated financial statements.

	Selling and marketing expenses increased 22.5%, or $509,000, to $2,768,000 for the current nine months from $2,259,000 in the prior year period. The inclusion of Source contributed $138,000 to the increase. In addition, increased personnel costs associated with the expansion of the TQS and clinical laboratory sales, marketing and technical support staff as well as increased promotional and trade show expenditures contributed to the increase.

	General and administrative expenses increased 29.6%, or $685,000, to $2,999,000 for the current nine months from $2,314,000 in the prior year period. This increase was a result of the first time inclusion of Source as well as additional human resource, information systems, collection, and administrative support personnel.

	Net interest income decreased 96.9%, or $247,000 to $8,000 for the current nine months from $255,000 in the prior year period. The Company has productively employed its proceeds from its initial public offering and, at the end of the second quarter of 1998, began to borrow funds from its revolving line of credit to continue its infrastructure investments.

	Based on current tax planning, the Company provided taxes at the combined federal and state statutory rate of 38% in the current quarter versus 40% in the prior year period. There was no tax benefit associated with the acquired in-process technology from BioSeq, Inc. as the acquisition was structured as a stock purchase.


Liquidity and Financial Condition

	As of September 30, 1998, the Company has cash and cash equivalents of 316,000, and borrowed $910,000 against its line of credit, primarily in connection with the acquisition of BioSeq. Working capital had declined from $9,633,000 to $6,642,000, primarily due to the investment of the cash and cash equivalents in the business as discussed further below.

	The Company has financed its operations to date through cash flow from operations, borrowings from banks and issuance of common stock. The Company expects to meet its working capital needs from its cash flow and revolving line of credit.

	Net cash provided by operations for the nine months ended September 30, 1998 was $420,000 as compared to cash used of ($331,000) in the prior year period. This improvement in cash flow was primarily attributable to strong cash collections in the third quarter of 1998.

	Cash used in investing activities for the nine months ended September 30, 1998 was $3,849,000 as compared to $4,402,000 in the prior year period. The cash used in 1998 relates to the acquisition of the remaining common stock of BioSeq, Inc. and the related, acquired in-process technology, as well as the equipment purchases and improvements in the Company's Massachusetts and Maryland facilities. The cash used for investing in 1997 includes the acquisition of the net assets of Source Scientific, Inc. as well as expenditures for equipment and improvements at two facilities.

	Cash provided by financing activities for the nine months ended September 30, 1998 was $973,000 as compared to cash used of ($962,000) in the prior year period. The cash received was from borrowings against the revolving line of credit and the exercise of stock options during the period.

	The Company anticipates capital expenditures for the expansion of the West Bridgewater facility and additional improvements in its Maryland facility as a result of recently awarded contracts to be completed by the end of 1998. The Company also expects to replace its business information software over the next twelve months at a cost of approximately $750,000, of which approximately $150,000 has already been expended. The Company believes that the borrowing capacity available under its revolving line of credit and cash generated from operations are sufficient to fund operations and anticipated capital expenditures through the year ended December 31, 1999. Except for the purchase orders and commitments in connection with the facilities expansion and the business information software, there were no material financial commitments for capital expenditures as of September 30, 1998.

Recent Accounting Pronouncements

	Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS 132) is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 in the fiscal year ended December 31, 1998, although no impact on operating results or financial position is expected.

	Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company will adopt SFAS 133 in the fiscal year ending December 31, 1999, although no impact on operating results or financial position is expected.

Year 2000 Computer Systems Compliance

	Concerns have been widely expressed regarding the inability of certain computer programs to process date information beyond year 1999. These concerns focus on the impact of the Year 2000 problem on business operations and the potential costs associated with identifying and addressing the problem. Based on its review to date, the Company believes that its products are "Year 2000 compliant." The Company has implemented an action plan to ensure that all systems under its control, including its operations management, administration and financial systems (collectively, its "business systems") will be fully year 2000 compliant.

	During the third quarter of 1998, as part of its plan to significantly improve the features, capabilities and performance of its business systems, the Company purchased and commenced implementation of an enterprise resource planning system ("ERP system"), which will be installed at all of the Company's locations. The vendor has certified that the system is Year 2000 compliant. The Company expects to expend approximately $750,000 on the ERP system including implementation consulting. Through September 30, 1998, approximately $150,000 of this amount has been disbursed. The Company expects to complete implementation by September 30, 1999. As a backup plan in the event of any time delays, the Company would upgrade its business systems to Year 2000 compliant versions of its existing software.

	The Company has begun to survey major customers and suppliers to determine the status and schedule for their Year 2000 compliance, which it plans to complete by April 30, 1999. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

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

	Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: finalization of SEC guidlines for valuation of in process research and development as it relates to purchase accounting; inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; the inability of the Company to develop the technology recently acquired as part of its purchase of BioSeq, Inc. to the level of commercial utilization; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

	BOSTON BIOMEDICA, INC.

Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 6.   Exhibits and Reports on Form 8-K
  (a) Exhibits
	Exhibit No.                                               Reference
	-----------                                               ---------
	3.1     Amended and Restated Articles of Organization
		of the Company                                       A**
	3.2     Amended and Restated Bylaws of the Company           A**
	4.1     Specimen Certificate for Shares of the Company's
		Common Stock                                         A**
	4.2     Description of Capital Stock (contained in the
		Restated Articles of Organization of the
		Company filed as Exhibit 3.1)                        A**
	27      Financial Data Schedule                          Filed herewith
_______________________

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

				BOSTON BIOMEDICA, INC.

Date: November 23, 1998        By    /s/  KEVIN W. QUINLAN
      -----------------              ---------------------------
				     Kevin W. Quinlan, Chief Financial Officer
					 (Principal Financial Officer)