Form 10-K
period 1998-12-31
BOSTON BIOMEDICA INC
filed 1999-04-15
CIK 830656

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998, or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ___________________  to  _______________________
Commission file number 000-21615 .
                      -----------




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
                                                      --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 1999 was $10,151,102. The aggregate market value was computed by reference to the closing price as of that date on NASDAQ.

      The number of shares outstanding of the Registrant's only class of common stock as of March 26, 1999 was 4,717,822.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      Portions of the Registrant's definitive Proxy Statement for its 1998 annual meeting, are incorporated by reference into Part III of this Report, and portions of the Registrant's Registration Statement on Form S-1 (Registration No. 333-10759) are incorporated by reference into Part IV of this Report.


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

Company Products and Services

Overview

      The Company offers two broad product classes used in in vitro diagnostics ("IVD"): "Diagnostic Products" consisting of Quality Control Panels, Accurun(R) Run Controls and Diagnostic Components, all used in connection with infectious disease testing, and "Laboratory Instruments". Diagnostic Products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company's Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits detect the correct analyte (specificity), detect it the same way every time (reproducibility), and detect it at the appropriate levels (sensitivity). The Company's Accurun(R) Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers.

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

Diagnostic Products

      The Company manufactures its Diagnostic Products from human plasma and serum which are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 50,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) which provides most of the raw material for its products. Within the Diagnostic Products class are two groups: Quality Control Products (Panels and Accurun(R) Run Controls) and Diagnostic Components.

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

                             Quality Control Panels

-----------------------------------------------------------------------------------------

Product Line     Description                 Use                   Customers
-----------------------------------------------------------------------------------------

Seroconversion   Plasma samples collected    Compare the clinical  Test kit
Panels           from a single individual    sensitivity of        manufacturers and
                 over a specific time        competing             regulators.
                 period showing conversion   manufacturers' test
                 from negative to positive   kits, enabling the
                 for markers of an           user to assess the
                 infectious disease.         sensitivity of a
                                             test in detecting a
                                             developing
                                             antigen/antibody.
-----------------------------------------------------------------------------------------

Performance      A set of 10 to 50 serum     Determine test kit    Test kit
Panels           and plasma samples          performance against   manufacturers and
                 collected from many         all expected levels   regulators.
                 different individuals and   of reactivities in
                 characterized for the       the evaluation of
                 presence or absence of a    new, modified and
                 particular disease marker.  improved test
                                             methods.
-----------------------------------------------------------------------------------------

Sensitivity      Precise dilutions of human  Evaluate the low-end  Test kit
Panels           plasma or serum human       analytical            manufacturers
                 plasma or serum containing  sensitivity of a
                 a known amount of an        test kit.
                 infectious disease marker
                 as calibrated against
                 international standards.
-----------------------------------------------------------------------------------------

Qualification    Dilutions of human plasma   Demonstrate the       Clinical reference
Panels           or serum manifesting a      consistent            laboratories, blood
                 full range of reactivities  lot-to-lot            banks, and hospital
                 in test kits for a          performance of test   laboratories
                 specific marker.            kits, troubleshoot
                                             problems, evaluate
                                             proficiency, and
                                             train laboratory
                                             technicians.
-----------------------------------------------------------------------------------------

OEM Panels       Custom-designed             Train laboratory      Custom designed with
                 Qualification Panels for    personnel on new      test kit
                 regulators and test kit     test kits or          manufacturers and
                 manufacturers for           equipment.            regulators as an
                 distribution to customers                         end-user product or
                 or for internal use.                              for internal use.
-----------------------------------------------------------------------------------------

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

      Quality Control Panels currently span the immunologic markers for AIDS (i.e., HIV), Hepatitis (A, B and C), Lyme Disease and ToRCH (Toxoplasma, rubella, cytomegalovirus and herpes simplex virus). New introductions this year include Performance Panels for HBsAg, molecular Qualification Panels for HIV, HBV and HCV, and additional Seroconversion Panels for HIV, HBV and HCV.

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


      The Company's AccuChart(TM) tracking and charting software, used as part of a laboratory's quality assurance program, runs on a PC and is designed to provide the data tracking capability needed to document laboratory performance.


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

      The Company introduced its first four Accurun(R) Run Control products in the fourth quarter of 1993 and has since developed and released for sale an additional 40 Accurun(R) products, for a total of 44 Run Controls. The majority of these products are available for diagnostic purposes; the others currently are limited to research use. Current Accurun(R) Run Control products range in price from $5 to $60 per milliliter and are described in the following table.

                             ACCURUN(R) RUN CONTROLS

--------------------------------------------------------------------------------


    Product Line          Description       Current Number   Primary Customers
                                              of Products
--------------------------------------------------------------------------------

  Accurun(R)1-99      Multi-marker Run              6        Blood Banks
                     Control for
                     immunological tests
--------------------------------------------------------------------------------

  Accurun(R)100-199  Single-marker Run             23       Hospitals and
                     Control for                            clinical reference
                     immunological tests                    laboratories
--------------------------------------------------------------------------------

  Accurun(R)200-299  Multi-marker Run               2       Research and
                     Control for molecular                  specialty
                     tests                                  laboratories
--------------------------------------------------------------------------------

  Accurun(R)300-399  Single-marker Run              8       Research and
                     Control for                            specialty
                     immunological tests                    laboratories
--------------------------------------------------------------------------------

  Accurun(R)800-899  Negative Run Control           4       All laboratories
                     for immunological and
                     molecular tests
--------------------------------------------------------------------------------

      All of the Company's Accurun(R) Run Controls require either FDA premarket clearance (a 510(k)) or validation studies (if the products are exempt from FDA submission requirements under the FDA Modernization Act of 1997), prior to being marketed for diagnostic use. As of March 1, 1999, a total of 10 products in the Accurun 1(R) line and 16 single analyte Accurun(R) controls have either received 510(k) clearance or have been validated. Two additional Accurun(R) single analyte products have been submitted but have not yet received FDA approval.

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

Laboratory Instruments


      In 1997, the Company acquired the business and net assets of Source Scientific, Inc., a laboratory instrument manufacturer in Garden Grove,
California. As a result of this acquisition, the Company through its wholly owned subsidiary, BBI Source Scientific, Inc. ("BBI Source"), now has expertise in IVD instruments, adding to its existing capability in IVD quality control products. The Company hopes to capitalize on this common customer base by expanding the products offered by both sales forces. See also Note 2 to the Company's Notes to Consolidated Financial Statements in Item 8 hereunder regarding the Company's purchase of the business and net assets of Source Scientific, Inc.


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

      The Products currently being offered by BBI Source have been commercialized since 1985, and were primarily developed in conjunction with IVD test kit manufacturers. BBI Source hopes to attract development partners for its newest prototype products. Management believes that products address important market segments in biomedical and clinical diagnostic testing and environmental monitoring and food testing research. The BBI Source product line includes the following:

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

      PlateMate(R) Reader. The Company shipped in 1998 the first PlateMate Reader units to a potential distributor. PlateMate is a microfluidics well-reading system combining robotics and fluidics. The current design of the PlateMate Reader performs photometric assays in the 400 to 700 nm range for 96 samples at a time and prints out results directly on a built-in printer.

      Protocol Design Software System. A development tool for researchers and assay manufacturers, the program operates under Microsoft(R) Windows and serves as the master programing center for EXEC-WASH systems to create fluid handling protocols.

      FOCUS(R) Florescence Polarization System. Fluorescence polarization ("FP") is a technology that has dominated the clinical market for therapeutic and abuse drug level testing for many years.

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

      Specialty Clinical Laboratory Testing. Through its wholly owned subsidiary, BBI Clinical Laboratories, Inc. the Company operates an independent specialty clinical reference laboratory which performs both routine and sophisticated infectious disease testing in microbiology, immunology and molecular biology, with special emphasis in AIDS, Viral Hepatitis and Lyme Disease. The Company's specialty clinical laboratory combines traditional microbiology, advanced immunology, and current molecular diagnostic techniques, such as PCR, to detect and identify microorganisms, their antigens and related antibodies, and their nucleic acids (i.e., DNA and RNA). Customers include blood banks, physicians, clinics, hospitals and other clinical/research laboratories.

      Contract Research. The Company, through its wholly owned subsidiary, BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), offers a variety of contract research services in molecular biology, cell biology and immunology to governmental agencies, diagnostic test kit manufacturers and biomedical researchers. Molecular biology services include DNA sequencing, recombinant DNA support, probe labeling and custom PCR assays. Cell biology and immunology services include sterility testing, virus infectivity assays, cultivations of virus or bacteria from clinical specimens, preparation of viral or bacterial antigens or nucleic acids, and production of antibodies. The Company is currently providing contract research services under several contracts and grants. These services primarily related to infectious diseases, and include the following: assessment of the efficiency of candidate HIV vaccines in a monkey model system; development of a multiplex RT PCR based test for HIV-1, HTLV I/II, HCV, and HBV; DNA sequencing of human genes involved in neurological disorders; plate assays for HIV-1 genotyping; eliciting neutralizing antibodies targeting HIV, and support for a novel approach to an HIV vaccine developed by one of the Company's scientists. In addition, since 1983, BBI Biotech, has provided blood processing and repository services for the National Cancer Institute ("NCI"), also a part of the National Institutes of Health ("NIH"). The repository stores over 2,000,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs. A one year NCI repository contract was signed in February 1997 which includes four one year renewal options exercisable by NCI. The total value of the contract including all options, is $4.8 million. To date all renewal options have been approved by the NCI although there can be no assurance that any subsequent options will be exercised. In 1998, the Company was awarded a six year $2.9 million repository contract (including five one year extension options) with the National Heart, Lung and Blood Institute of the NIH. There can be no assurance that option years will be exercised.

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

      Laboratory Instrumentation Services. BBI Source offers design, development and manufacturing services to companies seeking to market biomedical products manufactured under government-approved manufacturing practices. These services range in complexity from consulting to full system development and distribution.

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

Research and Development

      On September 30, 1998 the Company acquired the remaining common stock outstanding of BioSeq, Inc. that it did not previously own. BioSeq is a development stage company with patent pending technology based on pressure cycling technology ("PCT"). PCT research is focused in two areas: nucleic acid extraction and purification of target pathogens in connection with sample preparation for PCR or other molecular testing; and pathogen inactivation of blood plasma for transfusion. See Note 2 to the Company's Notes to Consolidated Financial Statements in Part 8 hereunder for further transaction details.

      In August 1998, the Company hired a Vice President, Biotheraputics to direct its drug discovery and development efforts. In collaboration with Dr. K.H. Lee of the School of Pharmacy, University of North Carolina at Chapel Hill, this segment conducts research relating to compounds, pharmaceutical compositions, therapeutic methods, and vaccine preparation. The Company owns, jointly with UNC, five United States patents related to this drug discovery program. Two additional United States applications and foreign applications for all five of the joint patents are pending.

      The Company's research and development effort is focused on the (i) development of new and improved Quality Control Products (Panels and Accurun(R)) for the emerging end-user market, (ii) expansion of its infectious disease testing services using PCR and other amplification assays, (iii) development of PCT for nucleic acid purification and pathogen inactivation, (iv) determining the mechanism of action and performing initial toxicity studies on its lead compounds in the Company's drug discovery program; and (v) new laboratory instruments and mechanical and optical detection techniques. The Company has approximately 32 full or part-time employees involved in its research and development effort. For 1998 the Company increased spending on research and development as a percentage of revenue compared to 1997 and expects to increase such expenditures as a percentage of revenue next year as well. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." The Company's research scientists work closely with sales, marketing, manufacturing, regulatory and finance personnel to identify and prioritize the development of new products and services.

      In the area of Quality Control Products, the Company's product development activities center on the identification and characterization of materials for the manufacture of new products and the replacement of sold-out products. During 1998, the Company introduced 18 new Seroconversion, Performance, and Qualification Panel products, as well as 11 new Accurun(R) Run Controls, and 43 OEM Panels. The Company is developing new Quality Control Products for use with both immunological and molecular diagnostic tests for subtypes and variants of HIV, HCV and HBV, and a variety of controls targeted for leading instrument platforms. The Company has increased the number of off-the-shelf Quality Control Products it offers from approximately 20 products in 1990 to approximately 186 in 1998.

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

      From time to time in the past, the Company has funded a portion of its research and development activities from grants provided by various agencies and departments of the United States government. See also "--Services-Contract Research."

Strategic Alliance

      University of North Carolina at Chapel Hill ("UNC"). The Company is directly supporting a drug discovery program at UNC, in which a full-time research scientist is working to develop synthetic derivatives of anti-HIV compounds that have been discovered pursuant to the Company's joint collaboration with UNC. This research scientist is also working to introduce modifications to these derivatives that would make them more soluble, less toxic, or otherwise enhance their anti-viral properties. UNC has licensed to the Company exclusive worldwide rights to three series of patent applications filed by the Company and UNC with respect to three classes of anti-HIV compounds. Two such compounds have exhibited therapeutic indices in in vitro test model systems in excess of those recorded for AZT under comparable test conditions. Under this license, the Company will also have the rights to any new anti-HIV compounds or derivatives developed in the course of this sponsored research, provided the Company obtains certain regulatory approvals from the FDA. See also "--Services-Drug Screening program."

Sales and Marketing

      The Company's sales and marketing efforts are directed by a Senior Vice President, who is responsible for a group consisting of 29 sales people and 9 other full-time marketing and customer services employees.

      The Company's marketing strategy is focused upon addressing the needs of its customers in the infectious disease testing market throughout the entire test kit life-cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users such as clinical laboratories, hospitals and blood banks.

      The Company continues to focus its sales and marketing efforts on the emerging end-user market for quality control products for infectious disease test kits. To promote this objective, the Company implemented a major marketing platform, known as "Total Quality System" ("TQS"). TQS is a package of Quality Control Products, including the Company's Accurun(R) Run Controls and AccuChart Quality Control Software, which is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory instrument and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun(R) line of run control products.

      The Company's products are currently sold through a combination of telephone, mail, third party distributors and direct sales efforts. Domestically, Diagnostic Products are sold through a direct sales force consisting of a sales group manager, two regional managers and twelve sales representatives. Internationally, the Company distributes its Diagnostic Products both directly and through 21 independent distributors located in Japan, Australia, South America, Southeast Asia, Israel and Europe. The Company's international sales manager oversees the Company's foreign distributors. The Company's Laboratory Instruments are sold through a direct domestic and international sales force consisting of one director and one sales representative. Export sales, including sales to distributors, for the years ended December 31, 1998, 1997, and 1996 were $4.1 million, $4.6 million, and $4.3 respectively. See also Note 8 to the Company's Notes to Consolidated Financial Statements in Part 8 hereunder.

      The Company's Specialty Clinical Laboratory Testing services are marketed primarily through a direct domestic sales force consisting of eight sales representatives managed by one regional manager and a sales director. The sales representatives are located throughout the eastern, mid-western and western United States. They are supported internally by a client services representative.

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

  Customers

      The Company's customers for Diagnostic Products comprise three major groups: (i) international diagnostics and pharmaceutical manufacturing companies, such as Abbott Diagnostics, Behring, Boehringer Mannheim, Chiron, Fujirebio, Hoffman LaRoche, Ortho Diagnostics (Johnson and Johnson), Sanofi Diagnostics and Sorin Biomedica; (ii) regulatory agencies such as the United States FDA, the British Public Health Laboratory Service, the French Institut National de la Transfusion Sanguine, and the German Paul Ehrlich Institute; and
(iii) end-users of diagnostic test kits, such as hospital and independent clinical laboratories, including LabCorp, Quest and SmithKline Beecham, public health laboratories and blood banks, including the American Red Cross, Swiss Red Cross, United Blood Services and Kaiser Permanente. The Company's customers for Laboratory Instruments consist of international diagnostic and pharmaceutical manufacturing companies and are generally sold on an OEM basis, for use by hospitals, and clinical and research laboratories. In addition, Laboratory Instruments are sold directly to environmental and food testing laboratories, and wineries. Customers include Mast Immuno Systems, Hybritech Inc., Vicam, and Toray Fuji Bionics Inc. The Company's Specialty Clinical Laboratory Testing services are sold to hospital and clinical laboratories, physicians, blood banks, researchers and other health care providers. The Company's Contract Research services are typically offered under contracts to governmental agencies, diagnostic test kit manufacturers and biomedical researchers.


      The Company does not have long-term contracts with its customers for Quality Control Products and Diagnostic Components, which are generally sold pursuant to purchase orders for discrete purchases. Laboratory Instrumentation are generally sold on an OEM basis under short term contracts with monthly delivery dates. Although the Company believes that its relationships with customers are satisfactory, termination of the Company's relationship with any one of its customers could have a material adverse effect on the Company.

      During the fiscal years 1998, 1997 and 1996, sales to the Company's three largest customers accounted for an aggregate of approximately 20% of the Company's net sales, although the customers were not identical in each period. During the fiscal years 1998, 1997 and 1996, the combined revenues to all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 13% of total consolidated revenues of the Company. While the Company believes that the loss of any one customer would have an adverse effect on its results, this risk is partially mitigated by the diversity of its customer base within the IVD industry and the different diseases and instrument platforms on which they focus.

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

      In the area of Quality Control Products, the Company competes in the United States with NABI (formerly North American Biologicals, Inc.) in run controls and quality control panel products, with Dade International, Bio-Rad Laboratories, Inc., and Blackhawk Biosystems Inc. in run controls, and with a number of smaller, privately held companies in quality control panels. In Europe, in addition to the above, the Netherlands Red Cross offers several run control and panel products. The Company believes that all of these competitors currently offer a more limited line of panel and run control products than the Company, although there can be no assurance these companies will not expand their product lines.

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

      BBI Source has also relied on trade secrets and proprietary know-how for its Laboratory Instruments which it protects in part by entering into confidentiality agreements with persons or parties deemed appropriate by management. In addition, the Company currently has six issued United States patents, covering significant aspects of the Company's core instrument technology and techniques, as well as several electronic and mechanical designs employed in the Company's existing products.

      The Company owns two United States patents related to its contracts and services work, and, jointly with UNC, has five additional United States patents relating to compounds, pharmaceutical compositions, therapeutic methods, and vaccine preparation in connection with the Company's drug discovery program. Two additional United States applications and foreign applications for all five of the joint patents are pending.

      The Company has fifteen pending patent applications for the Pressure Cycling Technology acquired from BioSeq in 1998. Several of these have been followed up with foreign applications, and the Company expects to file additional foreign applications in 1999.

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

      The Company's Accurun(R) Run Controls, when marketed for diagnostic use, have been classified by the FDA as medical devices that until 1998 required clearance under the 510(k) process. In 1998, new rules took effect which exempt unassayed controls from 510(k) clearance. BBI may label these products "For in vitro diagnostic use" if they are validated according to the Company's protocols and manufactured according to cGMP (current Good Manufacturing Practices, which is FDA guidance for manufacturing processes for medical devices). The FDA still requires 510(k) clearance for assayed controls, and could, in addition, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to FDA. There can be no assurance that the Company will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.

      As of March 1, 1999, a total of 10 products in the Accurun 1(R) line and 16 single analyte Accurun(R) controls have either received 510(k) clearance or have been validated. Two additional Accurun(R) single analyte products have been submitted but have not yet received FDA approval. Certain of the Company's Accurun(R) run controls are currently marketed "for research use only." Such products do not currently require FDA premarket clearance or approval. The labeling of these products limits their use to research. It is possible, however, that some purchasers of these products may use them for diagnostic purposes despite the Company's intended use. In these circumstances, the FDA could allege that these products should have been cleared or approved by the FDA prior to marketing, and initiate enforcement action against the Company, which could have a material adverse effect on the Company. The FDA has recently issued a Draft Policy Compliance Guideline, which, if it takes effect as written, will strictly limit the sale of products labeled "for research use only." The Company is monitoring this situation, and will adapt its policies as required.

      BBI  Source   generally   obtains  510(k)   approval  for  all  laboratory
instrumentation designed and manufactured in its Garden Grove facility.

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

      Once cleared or approved, medical devices are subject to pervasive and continuing regulation by the FDA, including, but not limited to, GMP regulations governing testing, control, and documentation; and reporting of adverse experiences with the use of the device. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections. FDA regulations require agency clearance or approval for certain changes if they do or could affect the safety and effectiveness of the device, including, for example, new indications for use, labeling changes or changes in design or manufacturing methods. In addition, both before and after clearance or approval, medical devices are subject to certain export and import requirements under the FDCA. Product labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may be promoted by the Company only for their approved use. Failure to comply with these and other regulatory requirements can result, among other consequences, in failure to obtain premarket approvals, withdrawal of approvals, total or partial suspension of product distribution, injunctions, civil penalties, recall or seizures of products and criminal prosecution.

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

      The Company's Diagnostic Products and Laboratory Instruments groups are both ISO9001 certified, with registration by TUV Rheinland in the Diagnostic Products group and British Standard Institute for the Laboratory Instruments group. The Laboratory Instrument group is also certified to EN46001, a set of supplementary requirements applicable to their products.

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

Employees

      As of December 31, 1998 the Company employed 264 persons, all of whom were located in the United States. Of these, 101 persons were employed in Massachusetts, 72 by the New Britain, Connecticut company, 54 by the Gaithersburg, Maryland company, and 37 by the Garden Grove, California company. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that it has a satisfactory relationship with its employees.

Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of the current executive officers of the Registrant as of December 31, 1998:

Name                     Age     Position
Richard T. Schumacher    48      President; Chief Executive Officer and Chairman
                                 of the Board
Kevin W. Quinlan         48      Senior Vice President, Finance; Chief Financial
                                 Officer; Treasurer and Director
Patricia E. Garrett,     55      Senior Vice President, Regulatory Affairs &
Ph.D.                            Strategic Programs
Mark M. Manak, Ph.D.     47      Senior Vice President, Research and Development
David Petersen           52      Vice President, Laboratory Instrumentation
Richard C. Tilton, Ph.D. 62      Senior Vice President, Specialty Laboratory
                                 Services
Barry M. Warren          51      Senior Vice President, Sales & Marketing
Ronald V. DiPaolo, Ph.D. 54      Vice President, Manufacturing
Richard H. Newhouse,     55      Vice President, Materials Management
Ph.D.

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

      Mr. Petersen has over 22 years in operations management and materials planning. Before joining the Company in November of 1988, he was the Manager of Manufacturing for Matrix Instruments from 1985 to 1988; and previously was Manager of Production and Inventory Control for Farr Company, Inc. from 1977 to 1985. He is certified in production and inventory management (CPIM) by the
American Production and Inventory Control Society (APICS). As Assistant Professor at California State University Dominguez Hills, he instructs upper division courses in manufacturing techniques and material resource planning. He holds a B.S. in business management from the University of LaVerne in LaVerne, California.

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

      Dr. DiPaolo has served as Vice President, Manufacturing since 1997. Prior to that he served as Vice President of Operations from 1993 to 1997. Prior to joining the Company, Dr. DiPaolo served as Vice President and General Manager of the Biomedical Products Division of Collaborative Research, a medical research products company from 1986 to 1989. From 1975 to 1986 he was employed by DuPont New England Nuclear, an in vitro test kit manufacturer. Dr. DiPaolo received his Ph.D. in biochemistry from Massachusetts Institute of Technology and later completed postdoctoral research at the Eunice Shriver Center in Waltham, Massachusetts.

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


ITEM 2.     PROPERTIES.

      The Company owns its corporate offices and Diagnostic Products manufacturing facility located in a two story, 32,000 square foot building in West Bridgewater, Massachusetts. The Company has been renovating and expanding this facility during the past year, and believes that upon completion of renovations in mid 1999, its facility in West Bridgewater will be sufficient to meet its foreseeable needs.

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

      The Company leases approximately 2,500 square feet of laboratory space in Woburn, MA through August 1999, assumed through the BioSeq Acquisition.

ITEM 3.     LEGAL PROCEEDINGS.

      There are no material legal proceedings pending against the Company or its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted during the fourth quarter of fiscal 1998 to a vote of security holders of the Company.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.

      The Company completed an initial public offering of its Common Stock, $.01 par value, (the "Common Stock") on October 31, 1996. The Common Stock is listed on the NASDAQ National Market under the symbol "BBII".

      The following table sets forth the high and low closing price, by quarter, since the Company's initial public offering.

                     Q1            Q2           Q3            Q4
                ------------- ------------- ------------  ------------
                 High   Low     High  Low    High   Low     High  Low
                ------ ------ ------- ----- ------ -----  ------ -----
         1998    8.063 5.125    7.313 4.500  5.125 2.500   4.375 2.000

         1997   10.250 6.063   11.375 7.750  8.875 6.000   8.000 4.875

         1996     ---   ---      ---   ---    ---   ---    8.500 6.750

      As of December 31, 1998, there were 20,000,000 shares of Common Stock authorized of which 4,667,816 shares were outstanding, held of record by approximately 1,500 stockholders.

      The Company has not declared or paid any dividends on its Common Stock. In accordance with the terms of the Company's loan agreement with its bank, payment of dividends on Common Stock requires bank approval. The Company does not expect to recommend the payment of a dividend as it plans to continue to reinvest profits to expand its business.

ITEM 6.     SELECTED FINANCIAL DATA

      The statement of income data for each of the fiscal years in the five year period ended December 31, 1998, and the balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994, have been derived from the consolidated financial statements of the Company which have been audited by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with Item 8--Consolidated Financial Statements and Supplementary Data, and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                                                                                Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                1998 (1)    1997 (2)     1996        1995        1994
                                                              ----------  ----------  ----------  ----------  ----------
Consolidated Statement of Income Data:                                      (In thousands, except per share data)
REVENUE:
    Products ...............................................   $ 13,075    $ 11,711    $  8,470    $  6,622    $  5,982
    Services ...............................................     13,006      10,588       7,039       5,649       4,741
                                                               --------    --------    --------    --------    --------
         Total revenue .....................................     26,081      22,299      15,509      12,271      10,723
                                                               --------    --------    --------    --------    --------

COSTS AND EXPENSES:
    Cost of products .......................................      7,180       5,773       4,252       3,564       3,194
    Cost of services .......................................      8,897       7,239       4,856       4,168       3,416
    Research and development ...............................      2,461       1,311         797         375         469
    Acquired research and development (3) ..................      4,231        --          --          --          --
    Selling and marketing ..................................      3,939       3,241       2,188       1,340       1,192
    General and administrative .............................      4,275       3,343       2,401       2,316       2,047
                                                               --------    --------    --------    --------    --------
         Total operating costs and expenses ................     30,983      20,907      14,494      11,763      10,318
                                                               --------    --------    --------    --------    --------
         (Loss) income from operations .....................     (4,902)      1,392       1,015         508         405
Interest (expense) income, net .............................        (51)        283        (213)       (336)       (244)
                                                               --------    --------    --------    --------    --------
    (Loss) income before income taxes and extraordinary item     (4,953)      1,675         802         172         161
Benefit from (provision for) income taxes ..................        564        (670)       (321)        (69)        (64)
                                                               --------    --------    --------    --------    --------
    Net (loss) income ......................................   $ (4,389)   $  1,005    $    481    $    103    $     97
                                                               --------    --------    --------    --------    --------
Net (loss) income per share, basic .........................   $  (0.94)   $   0.23    $   0.17    $   0.04    $   0.04
Net (loss) income per share, diluted .......................   $  (0.94)   $   0.21    $   0.14    $   0.03    $   0.03

Number of shares used to calculate net income per share
    Basic ..................................................      4,655       4,438       2,916       2,570       2,552
    Diluted ................................................      4,655       4,780       3,340       3,040       3,019

                                                            December 31,
                                         -------------------------------------------------
                                           1998      1997      1996      1995      1994
                                         --------- --------- --------- --------- ---------
Consolidated Balance Sheet Data:               (In thousands, except per share data)

Working capital .......................   $ 9,095   $ 9,633   $12,836   $ 4,688   $ 4,686
Total assets ..........................    24,082    23,650    19,798     9,928     8,076
Long term debt, less current maturities     3,989        26        41     4,216     3,180
Total stockholders' equity ............    14,069    18,067    16,290     3,187     3,041
Dividends .............................      --        --        --        --        --

------------

(1) Effective September 30, 1998, the Company acquired all classes of stock of BioSeq, Inc., a development stage company with no revenue, for a total purchase price of $4,226,000.

(2) Effective July 1, 1997, the Company acquired the business and net assets of Source Scientific, Inc. for $1,994,000 which increased 1997 revenue by $2,608,000.

(3) Consists of $3,381,000 of in-process research and development related to the BioSeq acquisition, and a charge of $850,000 related to the purchase of license technology in the first quarter of 1998.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Company generates revenue from products and services provided primarily to the in vitro diagnostic infectious disease industry. There are two broad product classes: Diagnostic Products and Laboratory Instruments. Diagnostic Products consist of three groups: Quality Control Panels, Accurun(R) Run Controls, and Diagnostic Components. Services consist of Specialty Clinical Laboratory Testing, Contract Research, Clinical Trials, Laboratory Instrumentation Services, and Drug Screening.

      The Company's gross profit margin increased from 33.9% in 1993 to 38.4% in 1998 principally as a result of the increased percentage of higher margin product revenues. Within products, the Company's Quality Control Products (Accurun(R) Run Controls and Quality Control Panels) have higher margins than the Company's Laboratory Instruments and Diagnostic Components. Within services, Contract Research gross margins are lower than other services. However, such contracts enable the Company to retain certain scientific staff and maintain capability that it could not otherwise afford. The Company intends to continue to concentrate on the growth in sales of its Quality Control Products and Specialty Clinical Laboratory testing.

      Historically, the Company's results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns, driven by end-of-year expenditures, and seasonal demand during the summer months for certain laboratory testing services. In particular, the Company's sales of its Quality Control Products and Diagnostic Components typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas Specialty Clinical Laboratory Testing has generally reached a seasonal peak during the third quarter, coinciding with the peak incidence of Lyme Disease. Research Contracts are generally for large dollar amounts spread over a one to five year periods, and upon completion, frequently do not have renewal phases. As a result they can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company's technical staff work on both Contract Research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed.

      With the acquisition of Pressure Cycling Technology, and the hiring of a Vice President for Drug Discovery and Development program, the Company expects to increase its rate of research and development spending, while continuing to develop new Quality Control Products and new tests for its clinical laboratory. Additional sales and support will be added as needed with the expectation of continued future revenue growth.

      The Company does not have any foreign operations. However, the Company does have significant export sales in Europe, the Pacific Rim countries and Canada to agents under distribution agreements, as well as directly to test kit manufacturers. All sales are denominated in US dollars. Export sales for the years ended December 31, 1998, 1997, and 1996 were $4.1 million, $4.6 million, and $4.3 million, respectively. The Company expects that export sales will continue to be a significant source of revenue and gross profit.

Results of Operations

      The following table sets forth for the periods indicated the percentage of
total  revenue   represented  by  certain  items   reflected  in  the  Company's
consolidated statements of operations:

                                         Year Ended December 31
                                         ----------------------
                                         1998     1997     1996
                                       -------- -------- --------
Revenue:
    Products                              50.1%    52.5%    54.6%
    Services                              49.9     47.5     45.4
                                       -------- -------- --------
           Total revenue                 100.0    100.0    100.0
Gross profit                              38.4     41.6     41.3
Operating expenses:
    Research and development               9.4      5.9      5.1
    Acquired Research and development     16.2        -        -
    Selling and marketing                 15.1     14.5     14.1
    General and administrative            16.4     15.0     15.5
                                       -------- -------- --------
           Total operating expenses       57.1     35.4     34.7
                                       -------- -------- --------
    Income from operations               (18.8)     6.2      6.5
Interest income (expense)                 (0.2)     1.3     (1.4)
                                       -------- -------- --------
    Income before income taxes           (19.0)     7.5      5.1
    Net income                           (16.8)     4.5      3.1
                                       ======== ======== ========
Product gross profit                      45.1%    50.7%    49.8%
Services gross profit                     31.6%    31.6%    31.0%

Years Ended December 31, 1998 and 1997

      In July 1997 the Company acquired the business of Source Scientific, Inc. The acquisition was completed by a wholly owned subsidiary of the Company, BBI Source Scientific, Inc., ("BBI Source") and was accounted for as an asset purchase. The income statement for 1997 includes the results of BBI Source for the last six months of the year, effecting comparability of results with 1998. See the Company's financial statement footnotes for further details on this acquisition.

      Total revenue increased 17.0%, or $3,782,000,  to $26,081,000 in 1998 from
$22,299,000 in 1997. The increase in revenue was the result of a 11.6% increase in product revenue of $1,364,000 to $13,075,000 from $11,711,000, and a 22.8%
increase in service revenue of $2,418,000 to $13,006,000 from $10,588,000 in 1997. Most of the product increase was attributable to increased sales of Quality Control Products, particularly Accurun(R) which doubled in sales over last year, and the inclusion of BBI Source for the full year in 1998 versus a half year in 1997. Quality Control Panel sales declined from 1997 as sales fell short of expectations due to consolidation in the in vitro diagnostic test kit industry. This shortfall was partially offset by increased sales of custom (OEM) panels. Service revenue increased as a result of a 49.8% increase in contract research due to new contracts, and a 19.5% increase in specialty clinical laboratory testing revenue. The Company experienced continued pricing pressure from competitors in its testing business which resulted in lower gross margins.

      Overall gross profit increased 7.7%, or $717,000, to $10,004,000 in 1998 from $9,287,000 in 1997. Product gross profit decreased (0.7)%, or $(43,000), to $5,895,000 in 1998 from $5,938,000 in 1997 and product gross margin decreased to 45.1% in 1998 from 50.7%. The 1997 product gross margin benefited from significant one time sales of two "world-wide panels". These panels sold out in the first quarter of 1998, with minimal impact on 1998. The remaining product gross margin decrease was the result of lower capacity utilization at BBI Source. Services gross profit increased 22.7%, or $759,000, to $4,109,000 in 1998 from $3,350,000 in 1997 and gross margin remained steady at 31.6% in 1998 and 1997, as higher margins on contracts and at BBI Source offset lower margins in its clinical laboratory testing services.

      Research and development expenditures increased 87.7%, or $1,150,000, to $2,461,000 in 1998 from $1,311,000 in 1997. The increase resulted primarily from new laboratory instrument development expenditures at BBI Source, increased development expenditures for Accurun(R) molecular and immunological Run Controls, new specialized molecular assays for use at BBI Clinical Laboratories, and fourth quarter research activities related to pressure cycling technology.

      There were two accounting charges during the twelve months ended December 31, 1998 which were classified as acquired in-process research and development. In the first quarter there was an accounting charge of $850,000 related to the acquisition of the worldwide exclusive rights to BioSeq Inc's immunodiagnostic research and development technology. In the third quarter, the Company recorded a charge of $3,381,000 related to in-process technology as a result of the Company's $4,226,000 acquisition of BioSeq, Inc.

      Selling and marketing expenses increased 21.5%, or $698,000, to $3,939,000 in 1998 from $3,241,000 in 1997. The increase was attributable primarily to inclusion for a full year in 1998 of the expanded TQS sales, marketing, and technical support staff added in the Spring of 1997. The Company also expanded its presence at tradeshows, resulting in higher expenditures in this category.

      General and administrative costs increased 27.9%, or $933,000, to $4,276,000 in 1998 from $3,343,000 in 1997. This increase was attributable primarily to additional support staff, and increased information systems consulting and investor relations activities. In addition, the inclusion of BBI Source for a full year added $412,000 of expense to this category.

      As a result of all of the above, the Company experienced an operating loss of ($4,902,000) versus income of $1,392,000 in 1997. This decrease was primarily a result of the acquired in-process research and development expense, a higher operating loss at BBI Source, increased research and development expenditures, and lower profitability at its Diagnostic Products and Clinical Laboratory Testing operating segments.

      The Company had net interest expense of $(51,000) in 1998 versus interest income of $283,000 in 1997. The Company has productively employed its proceeds from its initial public offering and, at the end of the second quarter of 1998, began to borrow funds from its revolving line of credit to continue its infrastructure investments.

      Based on current tax planning, the Company provided taxes at the combined federal and state statutory rate of 38% for 1998 versus 40% in the prior year. There was no tax benefit associated with the acquired in-process technology from BioSeq, Inc. as the acquisition was structured as a stock purchase. Therefore, the effective benefit rate for 1998 was approximately 11%.

      The Company had a net loss of ($4,389,000) in 1998 versus net income of $1,005,000 in 1997 as a result of the operating loss described above and a shift to interest expense in 1998 versus interest income in 1997.

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

      Total revenue increased 43.8%, or $6,790,000,  to $22,299,000 in 1997 from
$15,509,000 in 1996. The increase in revenue was the result of a 38.3% increase in product revenue of $3,241,000 to $11,711,000 from $8,470,000, and a 50.4%
increase in service revenue of $3,549,000 to $10,588,000 from $7,039,000 in 1996. Approximately $1,416,000 of the product increase was attributable to the inclusion of BBI Source for the first time. The balance of the increase was a result of a 34.0% increase in sales of Quality Control Products, particularly Accurun(R) from a higher volume of both new and existing products, offset in part by price decreases. Service revenue included $1,192,000 from inclusion of BBI Source, a 49.1% increase in contract research revenue as a result of new contracts, and a 32.6% increase in specialty clinical laboratory testing revenue as the Company's HIV PCR test introduced in September 1996, was offered for a full year in 1997. Overall for both products and services, prices declined slightly in 1997 versus 1996. In summary, even after excluding BBI Source, the Company's total revenue increased 27.0% in 1997 compared to 1996 with a 21.5% increase in product revenue, and a 33.5% increase in service revenue on strong volume performance by Quality Control Products, contract research, and specialty clinical laboratory testing.

      Gross profit increased 45.1%, or $2,886,000, to $9,287,000 for 1997 from $6,401,000 in 1996. Product gross profit increased 40.8%, or $1,720,000, to $5,938,000 in 1997 from $4,218,000 in 1996 and product gross profit margin increased to 50.7% in 1997 from 49.8%. The products gross margin increase was a result of a favorable shift in product mix towards Accurun sales and overall volume increase, thereby spreading fixed costs over a larger base, and despite a lower gross profit margin in BBI Source's instrument sales. Services gross profit increased 53.5%, or $1,167,000, to $3,350,000 in 1997 from $2,183,000 in
1996 as the testing volume increased at a faster rate than laboratory headcount, thereby causing the services gross profit margin to increase to 31.6% in 1997 from 31.0% in 1996. BBI Source's service gross profit margin was slightly higher than the Company above average, which is expected to continue.

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

      General and administrative costs increased 39.2%, or $942,000, to $3,343,000 in 1997 from $2,401,000 in 1996. This increase was attributable primarily to: the addition of a Director of Human Resources and wide area network systems analyst; higher expenditures for accounting and legal professionals and investor relations activities in our first full year as a public company; increased travel associated with the BBI Source acquisition; and non-recurring moving costs of $40,000 associated with moving BBI Biotech Research Laboratories to a new facility in Gaithersburg, Maryland. These increases were partially offset by a lower provision for doubtful accounts as a result of improved accounts receivable collections from patients at the Company's clinical reference testing laboratory. In addition, the inclusion of BBI Source added $442,000 of expense to this category.

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

Liquidity and Capital Resources

      At December 31, 1998, the Company had cash and cash equivalents of approximately $147,000 and working capital of $9,095,000. Trade accounts receivable increased $705,000 or 11.7% primarily as a result of temporary delays in collections on government contracts. Inventory increased $787,000 or 13.3%, due to increased work-in-process activity for both panels and Accurun.

      The Company has financed its operations to date through cash flow from operations, borrowings from banks and the sale of its common stock. The Company expects its cash flow, working capital, and available borrowings under its revolving line of credit to meet existing operational needs in 1999. The Company has recently received approval for an increased revolving line of credit with more liberal financial covenants, which it expects to meet existing operational needs for the foreseeable future.

      Net cash used in operations for 1998 was $(1,215,000) as compared to $727,000 provided by operations in 1997. As discussed above, this decrease in cash flow was primarily attributable to carrying additional accounts receivable and inventory as of year end.

      Cash used in investing activities for 1998, 1997 and 1996 amounted to $5,462,000, $5,396,000, and $1,412,000, respectively. In addition to normal capital expenditures, three items accounted for most of the 1998 investing activities. First, effective September 30, 1998, the Company completed the acquisition of the remaining common stock of BioSeq, Inc. and technology acquisition for a cash expenditure of $2,557,000. Second, $1,460,000 was expended for additional improvements at the Company's Massachusetts and Maryland facilities. Finally, $437,000 has been expended so far on software, hardware and implementation costs for a new fully integrated business information system ("ERP") to improve operational efficiency. In 1997, four items accounted for most of the investing activities. First, the Company exercised its option to purchase an additional 165,000 shares of BioSeq, Inc. stock at an aggregate cost of $750,000, thereby increasing its ownership of BioSeq to 19.9%. Second, in May 1997, the Company's BBI Biotech subsidiary signed a ten year lease for new laboratory space in Gaithersburg, Maryland and spent $566,000 on leasehold improvements for new laboratory space for its contract research and product development activities. Third, the expansion and renovation of its Diagnostic Products manufacturing facility in West Bridgewater, Massachusetts commenced construction and approximately $920,000 was expended. Finally, effective on July 1, 1997, the Company completed the acquisition of the business and net assets of Source Scientific, Inc. at a purchase price of $1,994,000 including acquisition costs. The Company has accounted for the acquisition as an asset purchase, and is amortizing goodwill of approximately $2.2 million over 15 years. See Note 3 to the Company's Notes to Consolidated Financial Statements in Item 8 hereunder. The cash used in investing activities in 1996 included the initial investment in BioSeq, Inc. of $732,500.

      During 1998, net cash provided by financing activities was $4,052,000 from a combination of net borrowings of $3,963,000 under the revolving line of credit, and proceeds of $89,000 from the exercise of stock options. During 1997, net cash generated from financing activities included $300,000 from the exercise of warrants, and $182,000 from exercising stock options. Also in 1997, $1,124,000 was used to pay down debt acquired in connection with the Source acquisition. In 1996, net cash generated from common stock issued, including the IPO, approximated $12,600,000. This was used to pay down net debt of $4,577,000.

      In 1998, 1997 and 1996 capital expenditures amounted to $2,930,000, $2,613,000, and $669,000, respectively and are described above under investing activities.

      On March 9, 1998, the Company announced plans to modify the a previously announced 3-year contract with ABX Hematology, Inc. ("ABX") and its parent company, ABX Hematologie, SA (France). Under the contract, the Company provided technical, customer and field services for instruments sold by ABX in the United States. Under the modified agreement, individual customer service contracts were assigned to ABX and ABX assumed responsibility for its United States instruments. The Company has provided certain consulting services through March 1999 to assist ABX in establishing a sales, customer service, technical support, and field service operation in the United States for its hematology instrument and reagent business. In addition, the Company sublet space at its California facility to ABX during the period of the agreement. The Company's personnel associated with this contract, including the nationwide field service organization and hotline technical support, were offered employment by ABX.

      The Company anticipates significant capital expenditures in 1999 to continue as it plans to compete renovations to its manufacturing facility in Massachusetts, as well as install the ERP system at all of its locations. The Company believes that existing cash balances, the borrowing capacity available under the revolving line of credit, and cash generated from operations are sufficient to fund operations and anticipated capital expenditures in 1999. Except for purchase orders in connection with the manufacturing expansion and the ERP system, there were no material financial commitments for capital expenditures as of December 31, 1999.

Year 2000 Readiness

      The following disclosure is a Year 2000 ("Y2K") readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

      Boston Biomedica's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruption. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers, distributors or customers. Any such interruption may have a material adverse impact on the future results of the Company.

      In 1997 the Company decided to significantly upgrade its "business systems" (all computer hardware and software used to run its businesses including its operations management, administration and financial systems). Specifications were developed for desired capabilities, including Year 2000 compliance. In 1998 the Company began assessing its Year 2000 exposure and commenced implementation of a plan to achieve Year 2000 readiness. Based on its review to date, the Company believes that its products are Year 2000 compliant.

      During the third quarter of 1998, after investigating several alternatives, implementation of an enterprise resource planning system ("ERP system") was started at two of the Company's four sites. The vendor has certified that the system is Year 2000 compliant. As of the filing date of this Form 10-K, business systems at the other two sites have been upgraded to Y2K compliant versions of their existing software at a combined cost of approximately $5,000.

      A task force with participants and a site leader at each BBI location has begun reviewing all other infrastructure areas including communications systems, building security systems, and embedded technologies in areas such as laboratory instruments and manufacturing equipment. The Company has also begun to survey major suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance. To date, no significant issues have been identified, and the survey is expected to be completed in the third quarter of 1999. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

      The costs of the readiness program for business systems, other infrastructure areas, and suppliers and distributors are a combination of incremental external spending and use of existing internal resources. In total, the Company expects to spend less than $150,000 to achieve readiness, of which approximately 40% has been expended to date. This amount is based on the costs to upgrade the existing business systems to Y2K compliant versions, and excludes the costs of implementing the ERP system which is being implemented for reasons beyond Y2K compliance.

      Milestones and implementation dates and the costs of BBI's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change the underlying assumptions or requirements.

Recent Accounting Pronouncements

      Accounting for Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 1999, although no impact on operating results or financial position is expected.

      Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

      In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

Forward - Looking Information

      The Annual Report on Form 10-K contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Annual Report on Form 10-K that actual results might differ materially from those projected in the forward-looking statements contained herein.


      Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: finalization of SEC guidelines for valuation of in process research and development as it relates to purchase accounting; inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; the inability of the Company to develop the technology recently acquired as part of its purchase of BioSeq, Inc. to the level of commercial utilization; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers, distributors or customers due to the inability of such systems to properly interpret dates subsequent to December 31, 1999; and the potential insufficiency of Company resources, including human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                     -----------------------------
                                                                         1998             1997
                                                                     ------------    -------------
                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ....................................   $    146,978    $  2,772,360
    Accounts receivable, less allowances of $623,710 in 1998 and
       $446,517 in 1997 ..........................................      6,086,693       5,558,710
    Inventories ..................................................      6,689,768       5,902,821
    Prepaid expense and other ....................................        479,983         288,481
    Deferred income taxes ........................................        847,268         328,562
                                                                     ------------    ------------
                Total current assets .............................     14,250,690      14,850,934
                                                                     ------------    ------------

Property and equipment, net ......................................      6,925,423       4,980,164

OTHER ASSETS:
    Long term investment .........................................           --         1,482,500
    Goodwill and other intangibles, net ..........................      2,809,825       2,212,220
    Notes receivable and other ...................................         96,447         124,178
                                                                     ------------    ------------
                                                                        2,906,272       3,818,898
                                                                     ------------    ------------
              TOTAL ASSETS .......................................   $ 24,082,385    $ 23,649,996
                                                                     ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .............................................   $  2,369,495    $  2,218,685
    Accrued compensation .........................................      1,284,162       1,103,837
    Accrued income taxes .........................................           --           132,802
    Other accrued expenses .......................................        795,642         498,247
    Current maturities of long term debt .........................         15,569          14,878
    Deferred revenue .............................................        690,760       1,249,024
                                                                     ------------    ------------
                Total current liabilities ........................      5,155,628       5,217,473
                                                                     ------------    ------------

LONG-TERM LIABILITIES:
    Long term debt, less current maturities ......................      3,988,602          26,820
    Other liabilities ............................................        730,138         189,117
    Deferred income taxes ........................................        139,363         149,333

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized 20,000,000 shares in
       1998 and 1997; issued and outstanding 4,667,816 in 1998 and
       4,622,566 in 1997 .........................................         46,678          46,226
    Additional paid-in capital ...................................     16,418,717      16,029,049
    Retained earnings ............................................     (2,396,741)      1,991,978
                                                                     ------------    ------------
                Total stockholders' equity .......................     14,068,654      18,067,253
                                                                     ------------    ------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ............   $ 24,082,385    $ 23,649,996
                                                                     ============    ============

  The accompanying notes are an integral part of these consolidated financial statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Years Ended December 31,
                                                                 --------------------------------------------
                                                                     1998            1997            1996
                                                                 ------------    ------------    ------------

REVENUE:
     Products ................................................   $ 13,075,085    $ 11,711,026    $  8,469,890
     Services ................................................     13,005,991      10,588,311       7,039,406
                                                                 ------------    ------------    ------------
            Total revenue ....................................     26,081,076      22,299,337      15,509,296

COSTS AND EXPENSES:
     Cost of product sales ...................................      7,179,920       5,773,417       4,252,068
     Cost of services ........................................      8,897,046       7,238,527       4,856,630
     Research and development ................................      2,461,316       1,311,190         796,805
     Acquired research and development .......................      4,230,812            --              --
     Selling and marketing ...................................      3,938,753       3,241,422       2,188,152
     General and administrative ..............................      4,275,627       3,342,829       2,400,681
                                                                 ------------    ------------    ------------
            Total operating costs and expenses ...............     30,983,474      20,907,385      14,494,336

            (Loss) income from operations ....................     (4,902,398)      1,391,952       1,014,960

Interest income ..............................................         27,901         295,998          72,144
Interest expense .............................................        (78,621)        (13,227)       (285,113)
                                                                 ------------    ------------    ------------

            (Loss) income before income taxes ................     (4,953,118)      1,674,723         801,991

Benefit from (provision for) income taxes ....................        564,399        (669,889)       (320,771)
                                                                 ------------    ------------    ------------

            Net (loss) income ................................   $ (4,388,719)   $  1,004,834    $    481,220
                                                                 ============    ============    ============

            Net (loss) income per share, basic ...............   $      (0.94)   $       0.23    $       0.17
            Net (loss) income per share, diluted .............   $      (0.94)   $       0.21    $       0.14

Number of shares used to calculate net (loss) income per share
            Basic ............................................      4,654,609       4,437,801       2,915,522
            Diluted ..........................................      4,654,609       4,780,070       3,340,236

  The accompanying notes are an integral part of these consolidated financial statements

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           Common Stock          Additional    Retained                     Total
                                                    --------------------------
                                                                    $.01 Par      Paid-In      Earnings     Treasury   Stockholders'
                                                       Shares         Value       Capital      (Deficit)      Stock       Equity
                                                    ------------  ------------  ------------  -----------  ----------- -------------
BALANCE, December 31, 1995 .........................   2,640,417  $     26,404  $  2,798,620  $   505,924  $  (144,000) $ 3,186,948
  Issuance of common stock, net of issuance costs ..   1,637,647        16,377    12,371,469                   144,000   12,531,846
  Stock options and warrants exercised .............      85,760           858        67,210                                 68,068
  Conversion of note payable .......................      14,333           143        21,357                                 21,500
  Net income .......................................                                              481,220                   481,220
                                                    ------------  ------------  ------------  -----------  ----------- ------------
BALANCE, December 31, 1996 .........................   4,378,157        43,782    15,258,656      987,144         --     16,289,582
  Stock options and warrants exercised .............     244,409         2,444       480,032                                482,476
  Tax benefit of stock options exercised ...........                                 290,361                                290,361
  Net income .......................................                                            1,004,834                 1,004,834
                                                    ------------  ------------  ------------  -----------  ----------- ------------
BALANCE, December 31, 1997 .........................   4,622,566        46,226    16,029,049    1,991,978         --     18,067,253
  Stock options and warrants issued with acquisition                                 236,327                                236,327
  Stock options exercised ..........................      45,250           452        88,697                                 89,149
  Tax benefit of stock options exercised ...........                                  64,644                                 64,644
  Net (loss) .......................................                                           (4,388,719)               (4,388,719)
                                                    ------------  ------------  ------------  -----------  ----------- ------------
BALANCE, December 31, 1998 .........................   4,667,816  $     46,678  $ 16,418,717  $(2,396,741)        --   $ 14,068,654
                                                    ============  ============  ============  ===========  =========== ============



  The accompanying notes are an integral part of these consolidated financial statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Years Ended December 31,
                                                              --------------------------------------------
                                                                   1998            1997            1996
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income .....................................   $ (4,388,719)   $  1,004,834    $    481,220
    Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
    Depreciation and amortization .........................      1,280,049         858,434         600,495
    Provision for doubtful accounts .......................        154,335         174,925         247,080
    Deferred rent .........................................        117,911         (71,381)        (87,152)
    Deferred income taxes .................................       (528,676)          2,391        (155,495)
    Tax benefit of stock options exercised ................         64,644         290,361            --
    Acquired research and development .....................      4,230,812            --              --
Changes in operating assets and liabilities:
    Accounts receivable ...................................       (675,171)     (1,907,413)       (587,204)
    Other assets ..........................................           --           (13,930)         14,188
    Inventories ...........................................       (786,947)       (640,301)       (503,483)
    Prepaid expenses and other ............................       (144,199)          2,546          14,249
    Accounts payable ......................................        105,122         797,690         246,623
    Accrued compensation and other expenses ...............        (86,054)       (102,199)        883,063
    Deferred revenue ......................................       (558,264)        330,855         306,076
                                                              ------------    ------------    ------------
        Net cash (used in) provided by operating activities     (1,215,157)        726,812       1,459,660
                                                              ------------    ------------    ------------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Acquired research and development .....................       (850,000)           --              --
    Payments for additions to property and equipment ......     (2,929,568)     (2,612,697)       (669,154)
    Purchase of intangible assets .........................         (3,470)        (39,625)         (9,999)
    Return of deposits and other...........................         27,731            --              --
    Purchase of long term investment ......................           --          (750,000)       (732,500)
    Acquisitions, net of cash aquired .....................     (1,706,540)     (1,993,722)           --
                                                              ------------    ------------    ------------
        Net cash used in investing activities .............     (5,461,847)     (5,396,044)     (1,411,653)
                                                              ------------    ------------    ------------

CASH FLOWS FOR FINANCING ACTIVITIES:
    Proceeds from issuance of debt ........................      3,977,351            --           226,300
    Repayments of long-term debt ..........................        (14,878)     (1,123,526)     (4,803,042)
    Proceeds from issuance of common stock ................         89,149         482,476      13,581,315
    Offering costs associated with issuance of common stock           --              --          (981,401)
                                                              ------------    ------------    ------------
        Net cash provided by (used in) financing activities      4,051,622        (641,050)      8,023,172
                                                              ------------    ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS: .........     (2,625,382)     (5,310,282)      8,071,179
    Cash and cash equivalents, beginning of year ..........      2,772,360       8,082,642          11,463
                                                              ------------    ------------    ------------
    Cash and cash equivalents, end of year ................   $    146,978    $  2,772,360    $  8,082,642
                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Conversion of note payable to common stock ............           --              --      $     21,500
    Noncash exercise of warrants to stockholder ...........           --              --      $    180,650

SUPPLEMENTAL INFORMATION:
    Income taxes paid .....................................   $    113,287    $    662,304    $     85,460
    Interest paid .........................................   $     72,755    $      5,731    $    300,587


  The accompanying notes are an integral part of these consolidated financial statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business and Significant Accounting Policies

      Boston Biomedica, Inc. ("BBI") and Subsidiaries (together, the "Company") provide infectious disease diagnostic products, laboratory instrumentation, contract research and specialty infectious disease testing services to the in-vitro diagnostic industry, government agencies, blood banks, hospitals and other health care providers worldwide. The Company is subject to risks common to companies in the biotechnology, medical device and diagnostic industries, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulations.

      Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

  (i) Principles of Consolidation

      The consolidated financial statements include the accounts of BBI and its wholly-owned subsidiaries, BBI Biotech Research Laboratories, Inc. ("BBI Biotech"), BBI Clinical Laboratories, Inc. ("BBICL"), BBI Source Scientific, Inc. ("BBI Source"), and BBI BioSeq, Inc. ("BBI BioSeq"). BBI consists primarily of the Diagnostic Products segment as well as executive corporate officers. All significant intercompany accounts and transactions have been eliminated in the consolidation. Certain amounts included in the prior year's financial statements may have been reclassified to conform to the current presentation.

  (ii) Use of Estimates

      To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company records reserves for estimates regarding the collectability of accounts receivable, the value and realizability of intangible assets, as well as the net realizable value of its inventory.

      The valuation  methodology applied to the acquisition of BioSeq, Inc. (see
Note 2) was based on estimated discounted future cash flows. The purchase price accounting is based on this valuation. Significant assumptions include gross and operating profit margins, and future tax, discount, and royalty rates.

      Actual results could differ from the estimates and assumptions used by management.

  (iii) Revenue Recognition

      Products revenue are recognized as sales upon shipment of the products or, for specific orders at the request of the customer, on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, and transfer to the customers of all risks and rewards of ownership.

      Services are recognized as revenue upon completion of tests for specialty laboratory services. Revenue from service contracts and research and development contracts for the Company's laboratory instrumentation business is recognized as the service and research and development activities are performed under the terms of the contracts.

      Revenue under long-term contracts, generally from one to five years, including funded research and development contracts, is recorded under the percentage of completion method, wherein costs plus profit, are recorded as service revenue and billed monthly as the work is performed. Certain customers make advance payments that are deferred until revenue recognition is appropriate. When the current contract estimates indicate a loss, provision is made for the total anticipated loss. The Company does not believe there are any material collectability issues associated with these receivables.

      Total revenue related to long-term contracts was approximately $4,175,000, $3,125,000, and $2,224,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Total contract costs associated with these agreements were approximately $3,950,000, $2,782,000, and $2,042,000 for the years ended December 1998, 1997 and 1996, respectively.

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

  (vi) Inventories

      Inventories are stated at the lower of cost or net realizable value and include material, labor and manufacturing overhead.

  (vii) Property and Equipment

      Property and equipment are stated at cost. For financial reporting purposes, depreciation is recognized using accelerated and straight-line methods, allocating the cost of the assets over their estimated useful lives ranging from five to ten years for certain manufacturing and laboratory equipment, from three to five years for management information systems and office equipment, three years for automobiles and thirty years for the building. Leasehold improvements are amortized over the shorter of the life of the improvement or the remaining life of the leases, which range from four to ten years. Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the accounting records. Any resulting gain or loss is credited or charged to income.

  (viii) Goodwill and Intangibles

      The Company has classified as goodwill, the cost in excess of fair value of the assets of the business acquired. Goodwill is being amortized on a straight line basis over ten to fifteen years. Other intangibles primarily consist of patents, licenses, and intellectual property rights and are amortized over periods ranging from four to sixteen years.

  (ix) Impairment of Long-Lived Assets

      The Company periodically evaluates the potential impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At the occurrence of a certain event or change in circumstances, the Company evaluates the potential impairment of an asset based on estimated future undiscounted cash flows. In the event impairment exists, the Company will measure the amount of such impairment based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Based on management's assessment as of December 31, 1998, the Company has determined that no impairment of long-lived assets exists.

  (x) Income Taxes

      The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes arise from temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are recognized when realized using the flow through method of accounting.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Business and Significant Accounting Policies -- (Continued)

  (xi) Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents, and accounts receivable. The Company places its cash in federally chartered banks, each of which is insured up to $100,000 by the Federal Deposit Insurance Corporation. The Company limits credit risk in cash equivalents by investing only in short-term, investment grade securities including money market funds restricted to such securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 8). The Company does not require collateral from its customers. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

  (xii) Deferred Revenue

      Deferred revenue consists of payments received from customers in advance of services performed.

  (xiii) Computation of Earnings per Share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted average common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that were antidilutive were excluded from the calculation.

 (xiv) Segment Reporting

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirements to report information about major customers. Disclosures required by this new standard are included in the notes to the consolidated financial statements under the caption "Segment Reporting and Related Information."

  (xv) Recent Accounting Standards

      Accounting for Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

      Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

      In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) Acquisition of BioSeq, Inc.

      On September 30, 1998 the Company acquired the remaining common stock outstanding of BioSeq (approximately 81%) for $879,000 in cash (net of cash acquired of $121,000), warrants to purchase 100,000 shares of the Company's stock at an exercise price of $2.50 per share, minimum long-term royalty payments of $424,000, debt and accrued interest owed by BioSeq at the time of acquisition of approximately $736,000, and other acquisition costs. The Company also exchanged BioSeq's stock options for 46,623 BBI stock options with an average exercise price of $2.74. Accordingly, the Company's aggregate cost of acquiring all of BioSeq's equity, including the original 19% investment under the 1996 Purchase Agreement of $1,482,000 (classified as long-term investment at December 31, 1997, see Note 7), was approximately $4,226,000. The cash portion of the acquisition was financed from a combination of debt and cash. The acquisition has been recorded using purchase accounting, and BioSeq's results are included in the consolidated results of the Company commencing October 1, 1998.

      BioSeq is a development stage company with patent pending technology based on pressure cycling technology ("PCT"). Approximately $3,381,000 of the purchase price has been allocated to in-process research and development and expensed in the third quarter based on an independent valuation of the assets acquired. The patents on the core technology have been valued and capitalized at $778,000, and are being amortized over their remaining life, approximately sixteen years. Other assets acquired are primarily laboratory equipment, which are being depreciated over their remaining useful lives of three to ten years.

      Allocated in-process research and development consists of two projects that were on going at the time of the acquisition related to pathogen nucleic acid extraction and inactivation. BioSeq expended approximately $1.6 million prior to September 30, 1998 on these projects. Both of these projects have encouraging preliminary data demonstrating potential feasibility on a limited number of pathogens, but with significant scientific, mechanical and design issues remaining. The Company estimates that it will spend in excess of $4.8 million through the year 2002 to complete the development into commercially viable products and to begin generating revenue. Remaining development efforts are focused on feasibility studies to establish the key performance parameters and biological activities to be retained; designing and building a prototype instrument; further development of the prototype for the applications; scale-up of design; data generation and clinical trials; applying and obtaining Food and Drug Administration approval; final design modifications; and transfer to manufacturing. In addition to the risk of the technology ultimately not working, failure to complete on a timely basis could allow new or existing competing technologies to be developed and commercially accepted.

      The valuation methodology was based on estimated discounted future cash flows. Significant assumptions include gross and operating profit margins, and future tax, discount, and royalty rates. Recent Securities and Exchange Commission ("SEC") guidelines on valuation methodologies for in-process research and development are still evolving. The amount written off maybe subject to adjustment as the SEC continues to focus on accounting for acquired in process research and development.

      The following unaudited pro forma information combines the consolidated results of operations of the Company and BioSeq as if the acquisition had occurred at the beginning of 1997, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, and related income tax effects. The unaudited pro forma information is shown for comparative purposes only and is based on management's estimates of research and development expenditures.

                                               Years Ended December 31,
                                             ----------------------------
Unaudited ..................................     1998            1997
                                             ------------    ------------
Revenue .................................... $ 26,081,076    $ 22,299,337
Operating (loss) income ....................   (1,474,694)        191,952
Net (loss) income ..........................     (989,327)        242,834
Pro forma (loss) income per share, basic ...        (0.21)           0.05
Pro forma (loss) income per share, diluted .        (0.21)           0.05

      The pro forma information excludes acquired research and development of $4,231,000.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) Purchase of the Business and Net Assets of Source Scientific, Inc.

      In July 1997, the Company, through its wholly owned subsidiary BBI Source Scientific, Inc. ("BBI-Source"), completed the acquisition of all of the assets, business, and selected liabilities of Source Scientific, Inc. ("Source"). In addition to the cash payment of $1,894,000 to Source, the total purchase price was $1,994,000 including consulting, legal, accounting and other acquisition costs, net of cash acquired. The acquisition is treated as an asset purchase as of July 1, 1997 and the results of operations have been included since that date. The purchase price exceeded the fair market value of net assets acquired by approximately $2,202,000, which is recognized as goodwill and is being amortized on a straight line basis over fifteen years.

(4) Inventories

      The Company purchases human plasma and serum from various private and commercial blood banks. Upon receipt, such purchases generally undergo comprehensive testing, and associated costs are included in the value of raw materials. Most plasma is manufactured into Basematrix and other diagnostic components to customer specifications. Plasma and serum with the desired antibodies or antigens are sold or manufactured into Quality Control Panels, Accurun(R) Run Controls, and reagents ("Finished Goods"). Panels and reagents are unique to specific donors and/or collection periods, and require substantial time to characterize and manufacture due to stringent technical specifications. Panels play an important role in diagnostic test kit development, licensure and quality control. Panels are manufactured in quantities sufficient to meet expected user demand which may exceed one year. Inventory also includes component parts used in the manufacture of laboratory instrumentation. Inventory balances at December 31, 1998 and 1997 consist of the following:

                                                    1998                 1997
                                                 ----------           ----------

Raw materials ........................           $2,407,154           $2,033,040
Work-in-process ......................            1,788,399            1,190,567
Finished goods .......................            2,494,215            2,679,214
                                                 ----------           ----------
                                                 $6,689,768           $5,902,821
                                                 ==========           ==========
(5) Property and Equipment

      Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                        1998            1997
                                                     -----------     -----------
Laboratory and manufacturing equipment .........     $ 3,082,834     $ 2,297,590
Management information systems .................       2,556,193       1,925,194
Office equipment ...............................         821,538         686,608
Automobiles ....................................         206,693         189,775
Leasehold improvements .........................       1,610,260         687,714
Land, building and improvements ................       2,307,039       1,872,747
                                                     -----------     -----------
                                                      10,584,557       7,659,628
Less accumulated depreciation ..................       3,659,134       2,679,464
                                                     -----------     -----------

Net book value .................................     $ 6,925,423     $ 4,980,164
                                                     ===========     ===========

      Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,096,000, $731,000, and $585,500 respectively. Included in 1998 and 1997 land, building and improvements is approximately $1,345,000 and $920,000, respectively, of construction in progress.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6) Intangible Assets

      Intangible assets at December 31, 1998 and 1997 consist of the following:

                                                       1998              1997
                                                    ----------        ----------
Goodwill ...................................        $2,293,045        $2,293,045
Patents ....................................           796,380            14,754
Licences ...................................            37,752            37,751
                                                    ----------        ----------
                                                     3,127,177         2,345,550
Less accumulated amortization ..............           317,352           133,330
                                                    ----------        ----------

Net book value .............................        $2,809,825        $2,212,220
                                                    ==========        ==========

      Amortization expense for the years ended December 31, 1998, 1997 and 1996 was approximately $184,000, $125,000, and $16,000 respectively.

(7) Long-term Investment

      On December 31, 1997 the Company had a long-term investment of $1,482,500. This amount represented 19.9% of the common stock of BioSeq, Inc. During 1998, the Company purchased the remaining stock of BioSeq and included the investment in the purchase price (see Note 2).

(8) Segment Reporting and Related Information (all dollar amounts in thousands)

      Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance of the segment. The Company is organized along legal entity lines and senior management regularly reviews financial results for all entities, focusing primarily on revenue and operating income.

      The Company has four operating segments. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, test kit components, and clinical trial and research services. This segment pursues third party contracts to help fund the development of its products and services, primarily with agencies of the United States Government. The Clinical Laboratory Services segment performs specialty infectious disease testing for hospitals, blood banks, doctors and other clinical laboratories, primarily in North America. The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, as well as performing in-house instrument servicing. Finally, "Other" consists of research and development in two areas: pressure cycling technology ("PCT") and drug discovery. The Company performs basic and applied research in the development of PCT, with particular focus in the areas of pathogen inactivation and nucleic acid purification. The Company also conducts active research, together with Dr.
K. H. Lee and collaborators at the School of Pharmacy, University of North Carolina at Chapel Hill, in the area of anti-HIV drug discovery, with exclusive focus on natural products and their synthetic derivatives.

      The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements, as well as for segment performance and internal management reporting. Inter-segment sales are recorded on a "third party best price" basis and are significant in measuring segment operating results. The cost of most corporate functions are included in the Diagnostic Products segment as the senior management group has dual responsibility to this segment as well as the Company. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Segment Reporting and Related Information (Continued)

      Operating segment revenue for the years ended December 31, 1998, 1997 and 1996 were as follows:
                                        1998        1997        1996
                                      --------------------------------
       Diagnostics ................   $ 15,901    $ 14,282    $ 11,518
       Clinical Laboratory Services      7,187       6,024       4,568
       Laboratory Instrumentation..      3,929       2,608        --
       Other ......................       --          --          --
       Eliminations ...............       (936)       (615)       (577)
                                      --------------------------------
          Total Revenue ...........   $ 26,081    $ 22,299    $ 15,509
                                      ================================

      Operating segment (loss) income for the years ended December 31, 1998, 1997 and 1996 were as follows:
                                                  1998       1997       1996
                                                -----------------------------
       Diagnostics ..........................   $   714    $ 1,277    $ 1,115
       Clinical Laboratory Services .........       134        403         55
       Laboratory Instrumentation............      (906)      (189)      --
       Other ................................      (613)       (99)      (155)
       Acquired R&D .........................    (4,231)      --         --
                                                -----------------------------
          Total (Loss) Income from Operations   $(4,902)   $ 1,392    $ 1,015
                                                =============================

      Operating segment depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                       1998     1997     1996
                                      ------------------------
       Diagnostics ................   $  754   $  520   $  454
       Clinical Laboratory Services      217      175      146
       Laboratory Instrumentation .      289      163     --
       Other ......................       20     --       --
                                      ------------------------
          Total ...................   $1,280   $  858   $  600
                                      ========================

      Identifiable operating segment assets are all located in the United States, and as of December 31, 1998, 1997 and 1996 were as follows:

                                       1998      1997      1996
                                      ---------------------------
       Diagnostics ................   $16,548   $16,958   $17,802
       Clinical Laboratory Services     2,348     1,948     1,996
       Laboratory Instrumentation .     4,428     4,744      --
       Other ......................       758      --        --
                                      ---------------------------
          Total assets ............   $24,082   $23,650   $19,798
                                      ===========================

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) Segment Reporting and Related Information (Continued)

      Operating segment capital expenditures for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                       1998     1997     1996
                                      ------------------------
       Diagnostics ................   $2,702   $2,148   $  503
       Clinical Laboratory Services      202      196      176
       Laboratory Instrumentation .       22      269     --
       Other ......................        4     --       --
                                      ------------------------
          Total ...................   $2,930   $2,613   $  679
                                      ========================

      Revenue by geographic area for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                   1998      1997      1996
                                 ----------------------------
      United States ...........  $21,978   $17,706   $11,183
      Europe ..................    2,453     2,614     2,844
      Pacific Rim .............    1,063     1,285       948
      Total all others ........      587       694       534
                                 ----------------------------
           Total ..............  $26,081   $22,299   $15,509
                                 ============================

      Revenue of Product and Service classes in excess of 10% of consolidated revenue (excludes inter-segment sales) for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                    1998    1997    1996
                                   ----------------------

      Quality Control Products ..  $9,369  $8,220  $6,132
      Clinical Laboratory Testing   6,806   5,695   4,296
      Government Contracts ......   3,535   2,638   1,920


      The government contract revenues are from United States government agencies, primarily the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue.

(9) Debt

      Effective March 28, 1997, as amended, the Company entered into a $7.5 million uncollateralized revolving line of credit (the "Line") with its bank. The Line matures on June 30, 2000; bears interest at the Company's option based on either base rate, LIBOR plus 1.75%, or overnight money market rate plus 1.75%; and carries a facility fee of .25% per annum, payable quarterly. The Line contains covenants regarding the Company's ratio of total liabilities-to-equity, minimum tangible net worth, and minimum debt service coverage ratio. The Line further provides for restrictions on the payment of dividends, and limitations on additional borrowings. At December 31, 1998, the interest rate was 7.75% and the total balance due was approximately $3,977,000. At December 31, 1998, the Company was in violation of certain covenants however it obtained a waiver from its bank on March 31, 1999. The Company did not draw upon the Line during 1997.

      The Company's outstanding debt includes an installment note payable with an interest rate of 9.75%, due August 2001. The note is collateralized by office furniture and laboratory equipment. The amounts outstanding including the current portion, at December 31, 1998 and 1997 was $26,820 and $40,948, respectively.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10) Other Liabilities

      The Company's California facility lease includes scheduled base rent increases over the term of the lease. The amount of base rent payments is charged to expense using the straight-line method over the term of the lease. As of December 31, 1998 and 1997, the Company has recorded a long-term liability of $153,290 and $189,867, respectively ($188,519 and $223,748 including the current portion), to reflect the excess of rent expense over cash payments since inception of the lease. In addition to base rent, the Company pays a monthly allocation of the operating expenses and real estate taxes for the above facility.

      Included in long-term liabilities at December 31, 1998 is the present value of future minimum royalty payments of approximately $424,000 payable to the former owners of BioSeq, Inc. (See Note 2)

(11) Accrued Compensation

      Accrued compensation consists of the following:

                                            Year Ended December 31
                                              1998         1997
                                           ----------   ----------
              Accrued payroll ..........   $  598,937   $  421,369
              Accrued vacation .........      360,509      370,332
              Other accrued compensation      324,716      312,136
                                           ----------   ----------
                                            1,284,162    1,103,837
                                           ==========   ==========

(12) Income Taxes

      The components of the (benefit) provision for income taxes are as follows:

                                                        1998         1997         1996
                                                     ---------    ---------    ---------
Current (benefit) provision: federal .............   $ (63,868)   $ 567,373    $ 404,775
Current provision: state .........................   $  28,145    $ 100,125    $  71,431
                                                     ---------    ---------    ---------
    Total current (benefit) provision ............     (35,723)     667,498      476,206

Deferred (benefit) provision: federal ............    (417,315)      (5,078)    (132,120)
Deferred (benefit) provision: state ..............    (111,361)       7,469      (23,315)
                                                     ---------    ---------    ---------
    Total deferred (benefit) provision ...........    (528,676)       2,391     (155,435)

                                                     =========    =========    =========
        Total (benefit) provision for income taxes   $(564,399)   $ 669,889    $ 320,771
                                                     =========    =========    =========

      Significant items making up deferred tax liabilities and deferred tax assets are as follows:

                                                           1998         1997
                                                         ---------    ---------
Current deferred taxes:
   Inventory .........................................   $ 169,796    $  72,249
   Accounts receivable allowance .....................     224,240      153,469
   Technology licensed ...............................     322,516         --
   Other accruals ....................................     130,716      102,844
                                                         ---------    ---------
         Total current deferred tax assets ...........     847,268      328,562
Long term deferred taxes:
   Accelerated tax depreciation ......................    (279,358)    (217,029)
   Goodwill and intangibles ..........................      17,729       15,176
   Tax credits .......................................      60,000         --
   Operating loss carryforwards ......................     861,066       52,520
   Less: valuation allowance .........................    (798,800)        --
                                                         ---------    ---------
         Total long term deferred tax liabilities, net    (139,363)    (149,333)
                                                         ---------    ---------
         Total net deferred tax assets ...............   $ 707,905    $ 179,229
                                                         =========    =========

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Income Taxes (Continued)

      On December 31, 1998, operating loss carryforwards were partially offset by a valuation allowance of $798,800. This allowance is to reserve for the entire loss carryforward obtained through the acquisition of BioSeq, Inc. The Company establishes valuation allowances in accordance with the provisions of SFAS 109 "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance. The state net operating loss carryforwards expire at various dates beginning in 1999 through 2007. As of December 31, 1998, the Company had $60,000 of federal research credits which expire during 2019.

      The Company's effective income tax rate differs from the statutory federal income tax rate as follows:

                                                            1998    1997   1996
                                                            ----    ----   ----
Federal tax (benefit) provision rate ...................... (34%)    34%    34%
State tax (benefit) provision, net of federal benefit .....  (1%)     6%     6%
Nondeductable writeoff of acquired research and development  23%      -      -
Other items, net ..........................................   1%      -      -

                                                            ----    ----   ----
Effective income tax (benefit) provision rate ............. (11%)    40%    40%
                                                            ====    ====   ====

(13) Commitments and Contingencies

      The Company leases certain office space, laboratory, research and manufacturing facilities under operating leases with various terms through October 2007. All of the real estate leases include renewal options at either market or increasing levels of rent.

      Rent expense for the years ended December 31, 1998, 1997 and 1996 was $914,440 $506,300, and $365,700, respectively. At December 31, 1998, the remaining fixed lease commitment was as follows:


                            Year Ended       Amount
                            ----------   ----------
                            1999          1,038,483
                            2000            900,122
                            2001            840,438
                            2002            572,061
                            2003            582,050
                            2004 and      2,389,455
                            thereafter
                                         ----------
                                         $6,322,609
                                         ----------


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

(14) Retirement Plan

      In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. To date, no such contributions have been made. During 1998, 1997 and 1996 the Company recognized administrative expense of approximately $32,000, $23,000, and $18,000, respectively in connection with the plan.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Stockholders' Equity

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

   Options and Warrants

      The Company has a nonqualified stock option plan and an incentive stock option plan both of which are administered by a committee of the Board of Directors. The exercise price of an option generally equals the fair market value of the stock at grant date. Generally, options become exercisable at the rate of 25% at the end of each of the four years following the anniversary of the grant. Options expire ten years from the date of grant, or 30 days from the date the grantee's affiliation with the Company terminates.

      At December 31, 1998, 1,245,775 shares have been reserved for incentive stock options, of which 179,887 are available for future grants. In December 1997 the non-qualified stock option plan terminated and became unavailable for future grants.

      On December 11, 1998, the Company's Board of Directors authorized the Company to offer a reduction of the stock option exercise price to $3.25 per share, which represented a premium over the market price of $3.00 on that day. Any option holder with outstanding stock options with an exercise price higher than $3.25 was eligible to participate in the repricing. A total of 411,417 options were repriced, which represents substantially all eligible options. The original vesting schedule, generally four years from date of grant, remains unchanged. However, all optionees accepting the offer agreed not to exercise vested, repriced options for a period of one year from the date of amendment. The previous weighted average exercise price of the options repriced was $6.72.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions for 1998. The minimum value option pricing model was used for all grants during 1996 as they were granted prior to the Company's IPO.

                                         1998          1997           1996
                                       ---------     ----------     ---------
             Risk-free interest rate      4.69%          5.72%         6.18%
             Volatility factor           75.57%         55.00%         0.10%
             Weighted average           5 years        5 years       5 years
             expected life
             Expected dividend yield          0              0             0

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Stockholders' Equity-(Continued)

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and pro forma net income per share is as follows:

                                            1998          1997          1996
                                         -----------   -----------    ----------
       Net (loss) income-as reported     $(4,388,719)  $1,004,834      $481,220
       Net (loss) income-pro forma       $(4,959,228)     851,408       424,921
       Net (loss) income per share-as           (.94)         .23           .17
       reported, basic
       Net (loss) income per share-as           (.94)         .21           .14
       reported, diluted
       Net (loss)  income per  share-pro       (1.07)         .19           .14
       forma, basic
       Net (loss)  income per  share-pro       (1.07)         .18           .13
       forma, diluted

      Because SFAS 123 provides for pro forma expense for options granted beginning in 1995, the pro forma expense will likely increase in future years as new option grants become subject to the pricing model. The average fair value of options granted during 1998, 1997 and 1996 is estimated as $1.89, $4.44 and $1.86, respectively.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Stockholders' Equity-(Continued)

      In 1991 and 1993, the Company issued warrants in connection with certain debt financings. During 1997 all of those warrants were exercised.

      The Company has reserved shares of its authorized but unissued common stock for the following:

                                              Stock Options                    Warrants
                                          -------------------------- --------------------------
                                                         Weighted                     Weighted
                                                       Average price              Average price           Total
                                                                                                -------------------------
                                            Shares       per share     Shares       per share      Shares    Exercisable
                                          ------------ ------------- ----------- -------------- -----------  -----------
Balance outstanding, December 31, 1995        800,287       $2.45       260,338     $2.85         1,060,625      879,038
      Granted                                 140,600        7.27             -       -             140,600
      Exercised                                (1,500)       4.50       (84,260)    2.88            (85,760)
      Expired                                 (21,500)       6.05       (56,078)    3.54            (77,578)
                                          ------------               -----------                ------------
Balance outstanding, December 31, 1996        917,887        3.10       120,000     2.50          1,037,887      839,272
      Granted                                 263,050        7.42             -       -             263,050
      Exercised                              (124,409)       1.44      (120,000)    2.50           (244,409)
      Expired                                 (30,435)       7.36             -       -             (30,435)
                                          ------------               -----------                ------------
Balance outstanding, December 31, 1997      1,026,093        4.28             -       -           1,026,093      672,231
      Granted                                 358,836        3.80 *     100,000     2.50            458,836
      Exercised                               (45,250)       1.97             -       -             (45,250)
      Expired                                (165,013)       6.05             -       -            (165,013)
                                          ------------               -----------                ------------
Balance outstanding, December 31, 1998      1,174,666        2.75 **    100,000     2.50          1,274,666      669,434
                                          ============               ===========                ============

      * Includes 46,623 shares at $2.74 granted in connection with the BioSeq, Inc. acquisition.

      ** Includes the effect of 411,417 options repriced in December 1998 from a weighted average price of $6.72 to $3.25 per share.

      The following table summarizes information concerning options outstanding and exercisable as of December 31, 1998:

                                             Options Outstanding         Options Exercisable
                                           -------------------------- ------------------------
  Range of Exercise Prices      Weighted                  Weighted                  Weighted
                                 Average                   Average                   Average
                                Remaining    Number of    Exercise     Number of    Exercise
                                  Life        Options       Price       Options      Price
                              ------------ ------------ ------------- ----------- ------------
    $0.00-$0.85 ..............     0.40         40,000      $ 0.2500       40,000   $ 0.2500
    $0.86-$1.70 ..............     2.20        187,334      $ 1.4981      187,334   $ 1.4981
    $1.71-$2.55 ..............     3.70        194,767      $ 2.4920      189,767   $ 2.5000
    $2.56-$3.25 ..............     7.80        740,253      $ 3.2008      245,571   $ 3.1720
    $3.26-$8.50 ..............     1.30         12,312      $ 6.4446        6,762   $ 6.0262
                                           ------------               -----------
                                             1,174,666                    669,434
                                           ============               ===========


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) Computation of Net Income per Share

      The following illustrates the computation of basic and diluted net income per share.

                                                 Year Ended December 31,
                                         --------------------------------------
                                             1998          1997         1996
                                         -----------    ----------   ----------

 Shares, basic ........................    4,654,609     4,437,801    2,915,522

 Net effect of dilutive common stock
    equivalents-based on treasury stock
    method using average market price *                    342,269      424,714

                                         -----------    ----------   ----------
 Shares, diluted ......................    4,654,609     4,780,070    3,340,236
                                         ===========    ==========   ==========



 Net (loss) income, basic and diluted .  $(4,388,719)   $1,004,834   $  481,220
                                         ===========    ==========   ==========

 Net (loss) income per share-basic ....        (0.94)         0.23         0.17
 Net (loss) income per share-diluted ..        (0.94)         0.21         0.14


         * Potentially dilutive securities of 192,826 were not included in the computation of diluted earnings per share because to do so would have been antidilutive for twelve months ended December 31, 1998.

(17) Selected Quarterly Financial Data (Unaudited)


      Unaudited (Amounts in thousands, except for per share data)

1998                                   1st Qtr    2nd Qtr   3rd Qtr    4th Qtr
                                       -------    -------   -------    -------
 Total revenue ..............          $ 6,273    $ 6,383   $ 6,181    $ 7,244
 Gross profit ...............            2,178      2,709     2,448      2,669
 Net (loss) income ..........             (645)       134    (3,377)      (502)
 Net (loss) income per share, basic      (0.14)      0.03     (0.72)     (0.11)
 Net (loss) income per share, diluted    (0.14)      0.03     (0.72)     (0.11)


1997                                   1st Qtr    2nd Qtr   3rd Qtr    4th Qtr
                                       -------    -------   -------    -------
 Total revenue ..............          $ 4,209    $ 4,649   $ 6,140    $ 7,301
 Gross profit ...............            1,678      1,921     2,541      3,148
 Net income .................              148        176       246        435
 Net income per share, basic              0.03       0.04      0.06       0.10
 Net income per share, diluted            0.03       0.04      0.05       0.09

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BOSTON BIOMEDICA, INC.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 24, 1999,  Except as to certain  information in the first  paragraph of
Note 9, for which the date is March 31, 1999.

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

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1. Index to Financial Statements:
 (a) 1. Index to Financial Statements:
       Consolidated Balance Sheets as of December 31, 1998 and 1997..... .....28
       Consolidated Statements of Income for the three years ended
                        December 31, 1998.....................................29
       Consolidated Statements of Changes in Stockholders' Equity for
                        the three years ended December 31, 1998...............30
       Consolidated Statements of Cash Flows for the three years ended
                        December 31, 1998.....................................31
       Notes to Consolidated Financial Statements.............................32
       Report of Independent Accountants...................... ...............46
(a) 2. Financial Statement Schedule:
       Schedule II-Valuation and Qualifying Accounts..........................53

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

     4.1    Specimen Certificate for Shares of the Company's Common Stock**

     4.2 Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1) **

     10.1 Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company**

     10.2 Exclusive License Agreement, dated December 6, 1994, between the University of North Carolina at Chapel Hill and the Company**

     10.3 Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company**

     10.4 Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company**

     10.5 Stock Purchase Agreement, dated April 26, 1996, between Kyowa Medex Co., Ltd. And the Company**

     10.6   1987 Non-Qualified Stock Option Plan**++

     10.7   Employee Stock Option Plan**++

     10.8 Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P. **

     10.9 Purchase Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

     10.10 Warrant Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

     10.11 Stockholders' Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

     10.12 License Agreement, dated October 7, 1996, between BioSeq, Inc. and the Company**

     10.13 Commercial Loan Agreement, dated as of March 28, 1997, between The First National Bank of Boston and the Company**

     10.14 Asset Purchase Agreement, dated March 26, 1997 between Source Scientific, Inc. and the Company**

     10.15 Contract, dated March 1, 1997, between National Cancer Institute and the Company**

     10.16 Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company**

     10.17 Lease Agreement, dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific and BBI Source Scientific**

     10.18 Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-AI-85341)**

     10.19 Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)**

     21.1   Subsidiaries of the Company

     23     Consent of PricewaterhouseCoopers LLP

     27     Financial Data Schedule

------------------------

++    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) REPORTS ON FORM 8-K.

            The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 1999                               Boston Biomedica, Inc.

                                               By: /s/Richard T. Schumacher
                                                  ----------------------------
                                                   Richard T. Schumacher
                                                   President and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURES                  TITLES                              DATE


  /s/ Richard T. Schumacher   President, Chief Executive Officer, April 15, 1999
  ---------------------------
  Richard T. Schumacher       and Chairman of the Board
                              (Principal Executive Officer)

  /s/ Kevin W. Quinlan        Senior Vice President, Finance;     April 15, 1999
  ---------------------------
  Kevin W. Quinlan            Chief Financial Officer; Treasurer
                              and Director
                              (Principal Accounting Officer)

  /s/ Calvin A. Saravis       Director                            April 15, 1999
  ---------------------------
  Calvin A. Saravis

  /s/ Henry A. Malkasian, Sr. Director                            April 15, 1999
  ---------------------------
  Henry A. Malkasian, Sr.

  /s/ Francis E. Capitanio    Director                            April 15, 1999
  ---------------------------
  Francis E. Capitanio

EXHIBIT INDEX
-------------

     Exhibit No.                                                     Reference
     -----------                                                     ---------

     3.1    Amended and Restated Articles of Organization of the        A**
            Company

     3.2    Amended and Restated Bylaws of the Company                  A**

     4.1    Specimen Certificate for Shares of the Company's            A**
            Common Stock

     4.2    Description of Capital Stock (contained in the              A**
            Restated Articles of Organization of the Company filed as Exhibit 3.1)

     10.1   Agreement, dated January 17, 1994, between Roche            A**
            Molecular Systems, Inc. and the Company

     10.2   Exclusive License Agreement, dated December 6, 1994,        A**
            between the University of North Carolina at Chapel
            Hill and the Company

     10.3   Agreement, dated October 1, 1995, between Ajinomoto         A**
            Co., Inc. and the Company

     10.4   Lease  Agreement, dated July 28, 1995, for New Britain,     A**
            Connecticut Facility between MB Associates and the Company

     10.5   Stock Purchase Agreement, dated April 26, 1996,             A**
            between Kyowa Medex Co., Ltd. and the Company

     10.6   1987 Non-Qualified Stock Option Plan*                       A**

     10.7   Employee Stock Option Plan*                                 A**

     10.8   Underwriters Warrants, each dated November 4, 1996,         B**
            between the Company and each of Oscar  Gruss & Son
            Incorporated  and  Kaufman Bros., L.P.

     10.9   Purchase Agreement, dated October 7, 1996, between          A**
            BioSeq, Inc. and the Company

     10.10  Warrant Agreement, dated October 7, 1996, between           A**
            BioSeq, Inc. and the Company

     10.11  Stockholders' Agreement, dated October 7, 1996,             A**
            between BioSeq, Inc. and the Company

     10.12  License Agreement, dated October 7, 1996, between           A**
            BioSeq, Inc. and the Company

     10.13  Commercial Loan  Agreement,  as of dated March 28, 1997,    C**
            between The First National Bank of Boston and the Company

     10.14  Asset Purchase Agreement, dated March 26, 1997 between      C**
            Source Scientific, Inc. and the Company

     10.15  Contract, dated March 1, 1997, between National Cancer      D**
            Institute and the Company

     10.16  Lease Agreement, dated May 16, 1997, for Gaithersburg,      E**
            Maryland facility between B.F. Saul Real Estate
            Investment Trust and the Company

     10.17  Lease  Agreement,  dated  January  30,  1995 for  Garden    F**
            Grove,  California  facility  between TR Brell, Cal Corp.
            and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific and BBI Source Scientific

     10.18  Contract, dated July 1, 1998, between the National          G**
            Institutes of Health and the Company (NO1-AI-85341)

     10.19  Contract, dated July 1, 1998, between the National          G**
            Heart Lung and Blood Institute and the Company
            (NO1-HB-87144)

     21.1   Subsidiaries of the Company                                Filed
                                                                       herewith

     23     Consent of PricewaterhouseCoopers LLP                      Filed
                                                                       herewith

     27     Financial Data Schedule                                    Filed
                                                                       herewith
------------------------

A Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-10759)(the "Registration Statement"). The number set forth herein is the number of the Exhibit in said registration statement.
B Incorporated by reference to the Registration Statement, where the Exhibit was filed as Exhibit No. 10.17 and contained in Exhibit 1.1.
C Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1996.
D Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 1997.
E Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1997.
F Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1997.
G Incorporated by reference to the Company's Quarterly Report on Form 10Q for the fiscal quarter ended June 30, 1998.

*    Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

     SCHEDULE II

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                        Recoveries
                          Balance At                   for Accounts   Uncollectable    Balance at
Allowance for Doubtful   Beginning of   Additions to    Previously      Accounts          End of
----------------------
Accounts                    Period       Allowances     Written Off    Written Off      Period
--------                -------------  -------------  -------------- ---------------  -----------

1998                      $ 446,517     $ 429,036      $ 126,658        $(378,501)      $ 623,710
1997                        352,058       395,272        194,154         (494,967)        446,517
1996                        142,372       429,677         62,753         (282,744)        352,058


                                                                   EXHIBIT 21.1





                           Subsidiaries of the Company
                           ---------------------------

Name                                     Jurisdiction of Organization        Location
----                                     ----------------------------        --------

BBI Clinical Laboratories, Inc.          Massachusetts                       New Britain, CT

BBI Biotech Research Laboratories, Inc.  Massachusetts                       Gaithersburg, MD

BBI Source Scientific, Inc.              Massachusetts                       Garden Grove, CA

BBI BioSeq, Inc.                         Massachusetts                       Woburn, MA


                                                                      EXHIBIT 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in the registration statement of Boston Biomedica, Inc. on Form S-8 (File Nos. 333-24749) of our report dated February 24, 1999, except as to certain information in the first paragraph of
Note 9, for which the date is March 31, 1999, on our audits of the consolidated financial statements and financial statements schedule of Boston Biomedica, Inc. as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997, and 1996, which report is included in this Annual Report on Form 10-K.

                                                      PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
April 14, 1999