Form 10-Q
period 1999-03-31
BOSTON BIOMEDICA INC
filed 1999-05-17
CIK 830656

================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999, or

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

                                                         Yes [X]         No [ ]

  The number of shares outstanding of the Registrant's only class of common stock as of April 30, 1999 was 4,717,816.
================================================================================

Part I. Financial Information

Item 1. Financial Statements



                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------

REVENUE:
     Products                                       $ 3,456,202    $ 3,063,359
     Services                                         3,388,963      3,209,436
                                                   -------------  -------------
            Total revenue                             6,845,165      6,272,795

COSTS AND EXPENSES:
     Cost of product sales                            1,808,647      1,771,751
     Cost of services                                 2,470,097      2,323,211
     Research and development                           762,609        432,389
     Acquired research and development                     -           850,000
     Selling and marketing                            1,005,271        928,612
     General and administrative                       1,094,690      1,029,936
                                                   -------------  -------------
            Total operating costs and expenses        7,141,314      7,335,899

            Loss from operations                       (296,149)    (1,063,104)

Interest income                                             696         24,530
Interest expense                                        (87,199)          (971)
                                                   -------------  -------------

            Loss before income taxes                   (382,652)    (1,039,545)

Benefit from income taxes                               145,408        395,027
                                                   -------------  -------------

            Net loss                                 $ (237,244)    $ (644,518)
                                                   =============  =============

            Net loss per share, basic                   $ (0.05)       $ (0.14)
            Net loss per share, diluted                 $ (0.05)       $ (0.14)

Number of shares used to calculate net loss per share
            Basic                                     4,717,816      4,632,061
            Diluted                                   4,717,816      4,632,061

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            March 31,      December 31,
                                                                           -------------   --------------
                                                                               1999            1998
                                                                           -------------   --------------

                               ASSETS
                               ------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 113,286        $ 146,978
    Accounts receivable, less allowances of $632,281 in 1999 and
       $623,710 in 1998                                                       6,151,929        6,086,693
    Inventories                                                               6,662,708        6,689,768
    Prepaid expense and other                                                   731,678          479,983
    Deferred income taxes                                                       842,407          847,268
                                                                           -------------   --------------
                Total current assets                                         14,502,008       14,250,690
                                                                           -------------   --------------

Property and equipment, net                                                   7,090,702        6,925,423

OTHER ASSETS:
    Goodwill and other intangibles, net                                       2,754,635        2,809,825
    Notes receivable and other                                                   92,548           96,447
                                                                           -------------   --------------
                                                                              2,847,183        2,906,272
                                                                           -------------   --------------
              TOTAL ASSETS                                                 $ 24,439,893     $ 24,082,385
                                                                           =============   ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                        $ 1,932,434      $ 2,369,495
    Accrued compensation                                                      1,013,391        1,284,162
    Other accrued expenses                                                      675,225          795,642
    Current maturities of long term debt                                         15,951           15,569
    Deferred revenue                                                            690,760          690,760
                                                                           -------------   --------------
                Total current liabilities                                     4,327,761        5,155,628
                                                                           -------------   --------------

LONG-TERM LIABILITIES:
    Long term debt, less current maturities                                   5,307,702        3,988,602
    Other liabilities                                                           686,971          730,138
    Deferred income taxes                                                       137,612          139,363

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized 20,000,000 shares in
       1999 and 1998; issued and outstanding 4,717,816 in 1999 and
       4,667,816 in 1998                                                         47,178           46,678
    Additional paid-in capital                                               16,566,654       16,418,717
    Retained earnings                                                        (2,633,985)      (2,396,741)
                                                                           -------------   --------------
                Total stockholders' equity                                   13,979,847       14,068,654
                                                                           -------------   --------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 24,439,893     $ 24,082,385
                                                                           =============   ==============

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $ (237,244)    $ (644,518)
    Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
    Depreciation and amortization                                     352,911        326,890
    Provision for doubtful accounts                                    (8,005)        50,756
    Deferred rent and other liabilities                               (43,167)       137,441
    Deferred income taxes                                               3,110        (21,937)
    Acquired research and development                                       -        850,000
Changes in operating assets and liabilities:
    Accounts receivable                                               (57,231)       607,845
    Inventories                                                        27,060       (475,762)
    Prepaid expenses                                                 (251,695)      (496,483)
    Accounts payable                                                 (437,061)      (266,116)
    Accrued compensation and other expenses                          (391,188)      (319,099)
    Deferred revenue                                                        -       (275,835)
                                                                 -------------  -------------
        Net cash used in operating activities                      (1,042,510)      (526,818)
                                                                 -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquired research and development                                       -       (850,000)
    Additions to property and equipment                              (463,000)      (803,655)
    Advances under notes receivable and other assets                    3,899         11,950
                                                                 -------------  -------------
        Net cash used in investing activities                        (459,101)    (1,641,705)
                                                                 -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long term debt                                    1,335,051              -
    Repayments of long-term debt                                      (15,569)          (403)
    Proceeds of common stock issued                                   148,437         39,250
                                                                 -------------  -------------
        Net cash provided by financing activities                   1,467,919         38,847
                                                                 -------------  -------------

DECREASE IN CASH AND CASH EQUIVALENTS:                                (33,692)    (2,129,676)
    Cash and cash equivalents, beginning of period                    146,978      2,772,360
                                                                 -------------  -------------
    Cash and cash equivalents, end of period                        $ 113,286      $ 642,684
                                                                 =============  =============

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
--------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 1998 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

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

(3)  Inventories
----------------

     Inventories consisted of the following:

                                                    March 31,    December 31,
                                                       1999         1998
                                                    ----------   ----------

     Raw materials ..............................   $2,330,396   $2,407,154
     Work-in-process ............................    2,044,748    1,788,399
     Finished goods .............................    2,287,564    2,494,215
                                                    ----------   ----------
                                                    $6,662,708   $6,689,768
                                                    ==========   ==========



(4)  Segment Reporting and Related Information (all dollar amounts in thousands)
--------------------------------------------------------------------------------
     Selected summarized results for the Company's four operating segments are as follows:

                                                         March 31,
          Segment revenue:                            1999       1998
          ----------------                         ---------------------
          Diagnostics                               $ 3,923    $ 3,619
          Clinical Laboratory Services                2,205      1,587
          Laboratory Instrumentation                  1,034      1,198
          Other                                         -          -
          Eliminations                                 (317)      (131)
                                                   ---------------------
            Total Revenue                           $ 6,845    $ 6,273
                                                   =====================


                                                         March 31,
          Segment operating (loss) income:            1999       1998
          --------------------------------         ----------------------
          Diagnostics                                   $ 145      $ (52)
          Clinical Laboratory Services                    146         69
          Laboratory Instrumentation                     (133)      (198)
          Other                                          (454)       (32)
          Acquired R&D                                      -       (850)
                                                   ----------------------
             Total (Loss) Income from Operations       $ (296)  $ (1,063)
                                                   ======================

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Segment Reporting and Related Information (Continued)
----------------------------------------------------------

                                                           March 31,  Dec. 31,
          Identifiable segment assets:                       1999       1998
          ----------------------------                    ----------------------
          Diagnostics                                       $ 16,403   $ 16,548
          Clinical Laboratory Services                         2,629      2,348
          Laboratory Instrumentation                           4,427      4,428
          Other                                                  981        758
                                                          ======================
              Total assets                                   $ 24,440   $ 24,082
                                                          ======================


(5)  Acquired Research and Development
--------------------------------------

     In March 1998, the Company acquired from BioSeq, Inc.("BioSeq"), the sole and exclusive worldwide right to development stage technology, including the use of BioSeq technical information, licensed processes and improvements to develop, manufacture, market and sell or sublicense products or services in the field of human in vitro immunodiagnostics. In accordance with accounting standards for purchased research and development, costs totaling $850,000 were expensed in that period. In September, 1998 the Company acquired 100% of the remaining stock of BioSeq in a purchase transaction. See also the Company's most recent filing on Form 10-K for the year ended December 31, 1998.

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


                                            Quarter Ended March 31,
                                         --------------------------
                                            1999          1998
                                         ------------  ------------

Shares, basic                              4,717,816     4,632,061

Net effect of dilutive common stock
   equivalents-based on treasury stock
   method using average market price *        -             -

                                         ------------  ------------
Shares, diluted                            4,717,816     4,632,061
                                         ============  ============



Net loss, basic and diluted               $ (237,244)   $ (644,518)
                                         ============  ============

Net loss per share-basic                       (0.05)        (0.14)
Net loss per share-diluted                     (0.05)        (0.14)
                                         ============  ============


                * Potentially dilutive securities of 107,598 and 246,148 were not included in the computation of diluted earnings per share because to do so would have reduced the loss per share for the three months ended March 31, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended March 31, 1999 and 1998

     Total revenue increased 9.1%, or $572,000, to $6,845,000 for the quarter ended March 31, 1999 from $6,273,000 in the prior year period. This increase was the result of an increase in product sales of 12.8%, or $393,000, to $3,456,000 from $3,063,000 and an increase in service revenue of 5.6%, or $180,000, to $3,389,000 from $3,209,000. The increase in product revenue was primarily the result of an overall sales increase of 9.4% in Quality Control Products, due to continued strong sales of Accurun(R) and custom (OEM) panel products, partially offset by a decline in seroconversion panel sales as a result of fewer ongoing development programs in the in vitro diagnostic test kit industry. Laboratory instruments also showed a significant increase in revenue, primarily related to contract manufacturing. The increase in service revenue was primarily attributable to the continued growth in nucleic acid (molecular) testing, and immunological testing, partially offset by a decline in service revenue at our Laboratory Instrumentation segment as the previously announced ABX modified contract winded down to completion in the first quarter of 1999.

     Gross profit increased 17.8% or $388,000, to $2,566,000 for the current quarter from $2,178,000 in the prior year period. Product gross profit increased 27.6% or $356,000 to $1,648,000 in 1999 from $1,292,000 in the prior year quarter, and product gross profit margin increased to 47.7% of revenue in 1999 from 42.2%. This increase was primarily the result of stronger sales of laboratory instruments in 1999, while fixed costs remained relatively constant, resulting in higher margins. Service gross profit increased 3.7% or $33,000 to $919,000 in 1999 from $886,000 in the prior year, as margins remained relatively steady, declining slightly to 27.1% in 1999 from 27.6% in 1998, on the modest revenue increase discussed above.

     Research and development expenses increased 76.4%, or $330,000, to $762,000 for the current quarter from $432,000 in the prior year period. The increase relates to development work on the Company's pressure cycling technology ("PCT"), and increased expenditures in its drug discovery program.

     There was a one time accounting charge of $850,000 for the quarter ended March 31, 1998 related to the acquisition of the worldwide exclusive rights to BioSeq, Inc.'s immunodiagnostic research and development technology.

     Selling and marketing expenses increased 8.3%, or $77,000, to $1,005,000 for the current quarter from $928,000 in the prior year period. This increase was primarily attributable to increased personnel costs and marketing expenses.

     General and administrative expenses increased 6.3%, or $65,000, to $1,095,000 for the current quarter from $1,030,000 in the prior year period. This increase was primarily a result of increased investor relations activities.

     The Company generated an operating loss of ($296,000) for the current quarter versus a loss of ($1,063,000) in the prior year period. The decreased loss was primarily a result of the above mentioned one time accounting charge in 1998's first quarter.

     Net interest expense of ($87,000) was incurred in 1999 versus an income of $23,000 for the prior year period. The Company completed significant investment in technology and infrastructure during the first half of 1998, thereby utilizing its cash available to invest. Since mid 1998, capital expenditures have been funded primarily through the Company's line of credit.

     The Company recorded a tax benefit in both quarters based on the combined federal and state statutory rate of 38%.

Liquidity and Financial Condition

     At March 31, 1999, the Company has cash and cash equivalents of approximately $113,000 and working capital of $10,176,000. Trade accounts receivable increased $74,000 or 1% during the quarter as collections lagged expectations. Inventory decreased $27,000 to $6,663,000 as the Company continued to focus its efforts on utilizing existing inventory where possible rather than purchasing raw materials for new products.

     The Company has financed its operations to date through cash flow from operations, borrowings from banks and the sale of its common stock. The Company expects its cash flow, working capital, and available borrowings under its revolving line of credit to meet existing operational needs in 1999. The Company has recently received approval for an increased revolving line of credit of $10 million with more liberal financial covenants, which it expects to meet existing operational needs for the foreseeable future. This facility will be collaterized by substantially all assets of the Company (excluding its real estate), with interest based on prime plus 1/4%


     Net cash used in operations for the three months ended March 31, 1999 was $1,042,000 as compared to $527,000 in the prior year period. This decrease in cash flow was primarily attributable to slower cash receipts compared to the prior year.

     Cash used in investing activities for the three months ended March 31, 1999 was $459,000 as compared to $1,642,000 in the prior year period. The decrease compared to the prior year was due primarily to a one time technology purchase in the first quarter of 1998, and lower expenditures in 1999 for property and equipment, as the improvements at the Company's Maryland facility were completed in 1998.

     Cash provided by financing activities for the three months ended March 31, 1999 was $1,468,000 as compared to $39,000 in the prior year period. The increase was primarily related to the increased debt from the company's revolving line of credit incurred to finance additional working capital needs, and property and equipment additions.

     The Company anticipates significant capital expenditures in 1999 to continue as it plans to complete renovations to its manufacturing facility in Massachusetts, as well as implement a fully integrated business information system ("ERP") at all locations. The Company believes that existing cash balances, the borrowing capacity available under the revolving line of credit, and cash generated from operations are sufficient to fund operations and anticipated capital expenditures in 1999. Except for purchase orders in connection with the manufacturing expansion and ERP system, there were no material financial commitments for capital expenditures as of March 31, 1999.

Year 2000 Computer Systems Compliance

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

     During the third quarter of 1998, after investigating several alternatives, implementation of an enterprise resource planning system ("ERP system") was started at two of the Company's four sites. The vendor has certified that the system is Year 2000 compliant. In April 1999, business systems at the other two sites were upgraded to Y2K compliant versions of their existing software at a combined cost of approximately $5,000.

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

     The costs of the readiness program for business systems, other infrastructure areas, and suppliers and distributors are a combination of incremental external spending and use of existing internal resources. In total, the Company expects to spend less than $150,000 to achieve readiness, of which approximately 60% has been expended to date. This amount is based on the costs to upgrade the existing business systems to Y2K compliant versions, and excludes the costs of implementing the ERP system which is being implemented for reasons beyond Y2K compliance.

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

     Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the business of Source Scientific, Inc. into the Company's business; inability of the Company to grow the sales of Source Scientific, Inc. to the extent anticipated; failure to obtain the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; the possibility that the Company may not be successful in commercializing current R&D projects, may not have the resources to complete the projects, or that the projects may take longer than expected to complete; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers, distributors or customers due to the inability of such systems to properly interpret dates subsequent to December 31, 1999; and the potential insufficiency of Company resources, including capital, human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759) and in its most recent filing on Form 10-K for the year ended December 31, 1998.

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

Item 6.   Exhibits and Reports on Form 8K
(a)      Exhibits

       Exhibit No.
       -----------
       3.1   Amended and Restated Articles of Organization of the Company**

       3.2   Amended and Restated Bylaws of the Company**

       4.1   Specimen Certificate for Shares of the Company's Common Stock**

       4.2 Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)**

       27    Financial Data Schedule

------------------------

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



                                    BOSTON BIOMEDICA, INC.



Date: May 14, 1999                  By /s/ KEVIN W. QUINLAN
     ----------------------------      -------------------------------------
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