Form 10-Q
period 1999-06-30
BOSTON BIOMEDICA INC
filed 1999-08-16
CIK 830656

================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1999, or

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

                                                         Yes [X]         No [ ]

         The number of shares outstanding of the Registrant's only class of common stock as of July 31, 1999 was 4,770,153.

================================================================================

Part I. Financial Information

Item 1. Financial Statements



                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                  For the Three Months Ended      For the Six Months Ended
                                                           June 30,                       June 30,
                                                 -----------------------------  -----------------------------
                                                     1999           1998            1999           1998
                                                 -------------  --------------  -------------  --------------

REVENUE:
     Products                                     $ 3,491,323     $ 3,316,804    $ 6,947,525     $ 6,380,163
     Services                                       3,647,334       3,066,328      7,036,297       6,275,764
                                                 -------------  --------------  -------------  --------------
            Total revenue                           7,138,657       6,383,132     13,983,822      12,655,927

COSTS AND EXPENSES:
     Cost of product sales                          1,822,537       1,674,837      3,631,184       3,446,588
     Cost of services                               2,641,555       1,999,019      5,111,652       4,322,230
     Research and development                         728,452         583,592      1,491,061       1,015,981
     Acquired research and development                 -              -               -              850,000
     Selling and marketing                          1,102,546         926,015      2,107,817       1,854,627
     General and administrative                     1,116,975         983,075      2,211,665       2,013,011
                                                 -------------  --------------  -------------  --------------
            Total operating costs and expenses      7,412,065       6,166,538     14,553,379      13,502,437

            (Loss) income from operations            (273,408)        216,594       (569,557)       (846,510)

Interest income                                           159           3,666            855          28,195
Interest expense                                      (89,549)         (4,326)      (176,748)         (5,296)
                                                 -------------  --------------  -------------  --------------

            (Loss) income before income taxes        (362,798)        215,934       (745,450)       (823,611)

Benefit from (provision for) income taxes             137,863         (82,055)       283,270         312,972
                                                 -------------  --------------  -------------  --------------

            Net (loss) income                      $ (224,935)      $ 133,879     $ (462,180)     $ (510,639)
                                                 =============  ==============  =============  ==============

            Net (loss) income per share, basic        $ (0.05)         $ 0.03        $ (0.10)        $ (0.11)
            Net (loss) income per share, diluted      $ (0.05)         $ 0.03        $ (0.10)        $ (0.11)

Number of shares used to calculate net income per share
            Basic                                   4,743,870       4,652,519      4,680,915       4,642,343
            Diluted                                 4,743,870       4,865,593      4,680,915       4,642,343


                 See Notes to Consolidated Financial Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                                             June 30,      December 31,
                                                                               1999            1998
                                                                           -------------   --------------

                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 253,610        $ 146,978
    Accounts receivable, less allowances of $725,693 in 1999 and
       $623,710 in 1998                                                       5,328,779        6,086,693
    Inventories                                                               6,780,350        6,689,768
    Prepaid expense and other                                                   693,177          479,983
    Deferred income taxes                                                       900,581          847,268
                                                                           -------------   --------------
                Total current assets                                         13,956,497       14,250,690
                                                                           -------------   --------------

Property and equipment, net                                                   7,503,731        6,925,423

OTHER ASSETS:
    Goodwill and other intangibles, net                                       2,698,943        2,809,825
    Notes receivable and other                                                   88,552           96,447
                                                                           -------------   --------------
                                                                              2,787,495        2,906,272
                                                                           -------------   --------------
              TOTAL ASSETS                                                 $ 24,247,723     $ 24,082,385
                                                                           =============   ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $ 2,007,073      $ 2,369,495
    Accrued compensation                                                      1,350,135        1,284,162
    Other accrued expenses                                                      814,527          795,642
    Current maturities of long term debt                                         16,343           15,569
    Deferred revenue                                                               -             690,760
                                                                           -------------   --------------
                Total current liabilities                                     4,188,078        5,155,628
                                                                           -------------   --------------

LONG-TERM LIABILITIES:
    Long term debt, less current maturities                                   5,620,094        3,988,602
    Other liabilities                                                           493,802          730,138
    Deferred income taxes                                                       167,021          139,363

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized 20,000,000 shares in
       1999 and 1998; issued and outstanding 4,768,241 in 1999 and
       4,667,816 in 1998                                                         47,682           46,678
    Additional paid-in capital                                               16,589,967       16,418,717
    Accumulated deficit                                                      (2,858,921)      (2,396,741)
                                                                           -------------   --------------
                Total stockholders' equity                                   13,778,728       14,068,654
                                                                           -------------   --------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 24,247,723     $ 24,082,385
                                                                           =============   ==============


                 See Notes to Consolidated Financial Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                      For the Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $ (462,180)    $ (510,639)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
    Depreciation and amortization                        722,090        607,252
    Provision for doubtful accounts                       54,268        103,036
    Deferred rent and other liabilities                 (236,336)       132,386
    Deferred income taxes                                (25,655)       (56,342)
    Acquired research and development                          -        850,000
Changes in operating assets and liabilities:
    Accounts receivable                                  703,646       (108,025)
    Inventories                                          (90,582)      (700,592)
    Prepaid expenses                                    (213,194)      (352,074)
    Accounts payable                                    (362,422)      (568,340)
    Accrued compensation and other expenses               84,858       (102,742)
    Deferred revenue                                    (690,760)      (364,707)
                                                    -------------  -------------
        Net cash used in operating activities           (516,267)    (1,070,787)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquired research and development                          -       (850,000)
    Additions to property and equipment               (1,189,516)    (1,325,343)
    Advances under notes receivable and other assets       7,895         15,813
                                                    -------------  -------------
        Net cash used in investing activities         (1,181,621)    (2,159,530)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long term debt                       1,639,862        515,751
    Repayments of long-term debt                          (7,596)        (6,892)
    Proceeds of common stock issued                      172,254         72,625
                                                    -------------  -------------
        Net cash provided by financing activities      1,804,520        581,484
                                                    -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:        106,632     (2,648,833)
    Cash and cash equivalents, beginning of period       146,978      2,772,360
                                                    -------------  -------------
    Cash and cash equivalents, end of period           $ 253,610      $ 123,527
                                                    =============  =============


                 See Notes to Consolidated Financial Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior year amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

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

(3)     Inventories

    Inventories consisted of the following:

                                           June 30,        December 31,
                                             1999              1998
                                        ---------------   ----------------

Raw materials                              $ 2,658,391        $ 2,407,154
Work-in-process                              1,612,164          1,788,399
Finished goods                               2,509,795          2,494,215
                                        ---------------   ----------------
                                           $ 6,780,350        $ 6,689,768
                                        ===============   ================


(4) Segment Reporting and Related Information (all dollar amounts in thousands)

         Selected summarized results for the Company's four operating segments are as follows:

                                                Three Months Ended June 30,       Six Months Ended June 30,
Segment revenue:                                    1999            1998             1999            1998
----------------                                -------------   -------------    -------------   -------------
Diagnostics                                          $ 4,019         $ 3,886          $ 7,942         $ 7,505
Clinical Laboratory Services                           2,464           1,725            4,669           3,311
Laboratory Instrumentation                               892           1,006            1,925           2,205
Other                                                     84               -               84               -
Eliminations                                            (320)           (234)            (636)           (365)
                                                -------------   -------------    -------------   -------------
   Total revenue                                     $ 7,139         $ 6,383         $ 13,984        $ 12,656
                                                =============   =============    =============   =============


                                                Three Months Ended June 30,       Six Months Ended June 30,
Segment operating (loss) income:                    1999            1998             1999            1998
--------------------------------                -------------   -------------    -------------   -------------
Diagnostics                                            $ 195           $ 345            $ 274           $ 293
Clinical Laboratory Services                             134              36              280             105
Laboratory Instrumentation                              (215)            (99)            (349)           (297)
Other                                                   (387)            (65)            (775)            (98)
Acquired R&D                                               -               -                -            (850)
                                                -------------   -------------    -------------   -------------
   Total (loss) income from operations                $ (273)          $ 217           $ (570)         $ (847)
                                                =============   =============    =============   =============

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4)  Segment Reporting and Related Information (Continued)

                                                  June 30,        Dec. 31,
Identifiable segment assets:                        1999            1998
----------------------------                    -------------   -------------
Diagnostics                                         $ 16,190        $ 16,548
Clinical Laboratory Services                           3,019           2,348
Laboratory Instrumentation                             4,060           4,428
Other                                                    979             758
                                                =============   =============
   Total assets                                     $ 24,248        $ 24,082
                                                =============   =============

(5)  Acquired Research and Development

         In March 1998, the Company acquired from BioSeq, Inc.("BioSeq") the sole and exclusive worldwide right to development stage technology, including the use of BioSeq technical information, licensed processes and improvements to develop, manufacture, market and sell or sublicense products or services in the field of human in vitro immunodiagnostics. In accordance with accounting standards for purchased research and development, costs totaling $850,000 were expensed in that period. In September 1998, the Company acquired 100% of the remaining stock of BioSeq in a purchase transaction. See the Company's most recent filing on Form 10-K for the year ended December 31, 1998 for further information.

(6)  Computation of Net Income per Share

         The following illustrates the computation of basic and diluted net income per share.

                                            Three Months Ended June 30, Six Months Ended June 30,
                                               1999          1998          1999          1998
                                            -----------   -----------   -----------   -----------

Weighted average common stock outstanding    4,743,870     4,652,519     4,680,915     4,642,343

Net effect of dilutive common stock
   equivalents-based on treasury stock
   method using average market price *               -       213,074             -             -

                                            -----------   -----------   -----------   -----------
                                             4,743,870     4,865,593     4,680,915     4,642,343
                                            ===========   ===========   ===========   ===========



Net (loss) income, basic and diluted        $ (224,935)    $ 133,879    $ (462,180)   $ (510,639)
                                            ===========   ===========   ===========   ===========


Net (loss) income per share                      (0.05)         0.03         (0.10)        (0.11)
                                            ===========   ===========   ===========   ===========


         * Potentially dilutive securities of 157,678 and 228,875 and 231,602 were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 and 1998 and for the three months ended June 30, 1999, respectively because to do so would have been antidilutive.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(7)  The Amended Line of Credit Agreement

         Effective June 30, 1999, the Company entered into an amended revolving line of credit agreement (the "Amended Line") with its bank, increasing the facility to $10 million from $7.5 million. The Amended Line matures June 30, 2001; bears interest at the Company's option based on either the base rate plus 1/4% or LIBOR plus 2.75%; carries a facility fee of 1/4% per annum, payable quarterly; and is collateralized by substantially all of the assets (excluding real property) of the Company. Borrowings under the Amended Line are limited to commercially standard percentages of accounts receivable, inventory and equipment. The Company had approximately $460,000 available under the Amended Line as of June 30, 1999.

         The Amended Line contains covenants regarding the Company's total liabilities to tangible net worth ratio, minimum debt service coverage ratio, and maximum net loss. The Amended Line further provides for restrictions on the payment of dividends, incurring additional debt, and the amount of capital expenditures.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended June 30, 1999 and 1998

         Total revenue increased 11.8% or $756,000 to $7,139,000 for the three months ended June 30, 1999 from $6,383,000 in the prior year period. This increase was the result of an increase in product sales of 5.3%, or $174,000, to $3,491,000 and an increase in specialty laboratory services of 18.9%, or $581,000, to $3,647,000. The increase in product revenue was the result of continued strong sales of quality control products other than OEM panels. The increase in service revenue was the result of significant increases in clinical laboratory testing including nucleic acid (molecular) testing for HIV, Hepatitis C and Lyme Disease.

         Gross profit decreased 1.3%, or $34,000, to $2,675,000 for the current three months from $2,709,000 in the prior year period. Overall gross margin decreased to 37.5% from 42.4%. The decrease was primarily attributable to services. The gross margin on services decreased to 27.6% from 34.8%, as the Company used an aggressive pricing strategy to capture a portion of its increased clinical laboratory testing revenue.

         Research and development expenses increased 24.8%, or $145,000, to $728,000 for the current three months from $584,000 in the prior year period. The increase is primarily the result of increased spending on development efforts in pressure cycling technology ("PCT"). Also contributing to the increase was continued spending on new molecular tests and Quality Control Products.

         Selling and marketing expenses increased 19.1%, or $177,000, to $1,103,000 for the current three months from $926,000 in the prior year period. This increase was primarily the result of increased promotion expenses at BBI Diagnostics.

         General and administrative expenses increased 13.5%, or $133,000, to $1,117,000 for the current three months from $984,000 in the prior year period. The increase primarily relates to increased business development and investor relations activities.

         Net interest expense was $89,390 for the current quarter compared to $660 in the prior year period. The Company completed significant investment in technology and infrastructure during the first half of 1998, thereby utilizing its cash available to invest. Since mid-1998, capital expenditures have been funded primarily through the Company's line of credit.

         The Company recorded a tax benefit in both quarters based on the combined federal and state statutory rate of 38%.

Six Months Ended June 30, 1999 and 1998

         Total revenue increased 10.5%, or $1,328,000, to $13,984,000 for the six months ended June 30, 1999 from $12,656,000 in the prior year period. This increase was the result of an increase in product sales of 8.9%, or $567,000, to $6,948,000 and an increase in specialty laboratory services of 12.1%, or $761,000, to $7,036,000. The increase in product revenue is due to continued strong Accurun(R) sales and a significant increase in laboratory instrument sales. The increase in specialty laboratory services is primarily attributable to increases in clinical laboratory testing.

         Gross profit increased 7.2%, or $354,000, to $5,241,000 for the current six months from $4,887,000 in the prior year period. The gross profit margin decreased to 37.5% for the current six months versus 38.6% in the prior year period. This decrease is due primarily to lower margins on clinical laboratory testing services.

         Research and development expenses increased 46.8%, or $475,000, to $1,491,000 for the current six months from $1,016,000 in the prior year period. The increase is primarily the result of development efforts in PCT and the drug development program as well as additional spending on new molecular tests and Quality Control Products.

         There was a one time accounting charge of $850,000, in the quarter ended March 31, 1998, related to the acquisition of the worldwide exclusive rights to BioSeq, Inc.'s immunodiagnostic research and development technology.

         Selling and marketing expenses increased 13.7%, or $253,000, to $2,108,000 for the current six months from $1,855,000 in the prior year period. The increase was attributable primarily to increased promotion expenditures.

         General and administrative expenses increased 9.9%, or $199,000, to $2,212,000 for the current six months from $2,013,000 in the prior year period. This increase was a result of increased business development and investor relations activities.

         Net interest expense of ($176,000) was incurred in 1999 versus income of $23,000 for the prior year period. The Company completed significant investment in technology and infrastructure during the first half of 1998, thereby utilizing its cash available to invest. Since mid-1998, capital expenditures have been funded primarily through the Company's line of credit.

         The Company recorded a tax benefit in both periods based on the combined federal and state statutory rate of 38%.

Liquidity and Financial Condition

         At June 30, 1999, the Company had cash and cash equivalents of approximately $254,000 and working capital of $9,768,000. Trade accounts receivable decreased $704,000 as a result of strong collections in the second quarter. Inventory increased $91,000 primarily due to a higher level of Basematrix and OEM panel orders at BBI Diagnostics.

         The Company has financed its operations to date through cash flow from operations, borrowings from its bank and the sale of its common stock. Effective June 30, 1999, the Company reached agreement with its bank to expand its revolving line of credit to $10 million (from $7.5 million). See Footnote 7 regarding the Amended Line. The Company expects its cash flow, working capital, and available borrowings under its Amended Line to meet existing operational and capital needs for the next twelve months.


         Net cash used in operations for the six months ended June 30, 1999 was $516,000 as compared to $1,071,000 in the prior year period. This increase in cash flow was primarily attributable to stronger cash receipts compared to the prior year as well as reduced raw material purchases.

         Cash used in investing activities for the six months ended June 30, 1999 was $1,182,000 as compared to $2,160,000 in the prior year period. The cash used relates to expenditures for manufacturing, laboratory and information technology equipment as well as continued improvements at the Company's Massachusetts and Maryland facilities. The 1998 amount includes $850,000 for acquired research and development. (See Footnote 5 above).

         Cash provided by financing activities for the six months ended June 30, 1999 was $1,805,000 as compared to $581,000 in the prior year period. The increase was primarily related to the increased debt from the company's revolving line of credit incurred to finance additional working capital needs, and property and equipment additions.

         The Company anticipates significant capital expenditures to continue in 1999 and 2000 as it plans to complete renovations to its manufacturing facility in Massachusetts, as well as implement a fully integrated business information system ("ERP") at all locations. Except for purchase orders in connection with the manufacturing expansion and ERP system, there were no material financial commitments for capital expenditures as of June 30, 1999.

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

         A task force with participants and a site leader at each Company location have reviewed all other infrastructure areas including communications systems, building security systems, and embedded technologies in areas such as laboratory instruments and manufacturing equipment. The Company has also begun to survey major suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance. To date, no significant issues have been identified, and the survey is expected to be completed in the third quarter of 1999. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

         The costs of the readiness program for business systems, other infrastructure areas, and suppliers and distributors are a combination of incremental external spending and use of existing internal resources. In total, the Company expects to spend less than $150,000 to achieve readiness, of which approximately 75% has been expended to date. This amount is based on the costs to upgrade the existing business systems to Y2K compliant versions, and excludes the costs of implementing the ERP system which is being implemented for reasons beyond Y2K compliance.

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

         Factors that could cause actual results to differ from those projected include the possibility that due to unforeseen management, financial, technical, and other difficulties, reorganization of the Company's corporate structure and management, as discussed in its July 22, 1999 Press Release, may not lead to increased profitability or R&D program acceleration. Also, the Company may not be able to develop its research and development programs into commercially successful products, or such development may take longer than currently expected. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its Quarterly Report on Form 10-Q for the period ended March 31, 1999.

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



                             BOSTON BIOMEDICA, INC.



Date: August 16, 1999                  By /S/ Kevin W. Quinlan
      ------------------                 --------------------------------------
                                          Kevin W. Quinlan, President

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