Form 10-Q
period 1999-09-30
BOSTON BIOMEDICA INC
filed 1999-11-15
CIK 830656

================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1999, or

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

                                                         Yes [X]         No [ ]

     The number of shares outstanding of the Registrant's only class of common stock as of November 12, 1999 was 4,773,371.

================================================================================

Part I. Financial Information

Item 1. Financial Statements



                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                              For the Three Months Ended           For the Nine Months Ended
                                                    September 30,                        September 30,
                                            -------------------------------     --------------------------------
                                                 1999             1998              1999              1998
                                            ---------------   -------------     --------------    --------------
REVENUE:
   Products                                    $ 3,649,818     $ 3,037,553       $ 10,597,343       $ 9,417,716
   Services                                      3,830,124       3,143,406         10,866,421         9,419,169
                                            ---------------   -------------     --------------    --------------
         Total revenue                           7,479,942       6,180,959         21,463,764        18,836,885

COSTS AND EXPENSES:
   Cost of product sales                         1,780,760       1,575,772          5,411,944         5,022,361
   Cost of services                              2,794,385       2,157,365          7,906,037         6,479,595
   Research and development                        891,145         526,167          2,382,206         1,542,147
   Acquired research and development               -             3,380,812            -               4,230,812
   Selling and marketing                         1,021,324         913,891          3,129,141         2,768,518
   General and administrative                    1,291,832         986,202          3,503,497         2,999,214
                                            ---------------   -------------     --------------    --------------
         Total operating costs and expenses      7,779,446       9,540,209         22,332,825        23,042,647

         Loss from operations                     (299,504)     (3,359,250)          (869,061)       (4,205,762)

Interest income                                      2,941             352              3,796            27,393
Interest expense                                  (118,143)        (15,458)          (294,891)          (19,600)
                                            ---------------   -------------     --------------    --------------

         Loss before income taxes                 (414,706)     (3,374,356)        (1,160,156)       (4,197,969)

Benefit from (provision for) income taxes          157,588          (2,453)           440,860           310,520
                                            ---------------   -------------     --------------    --------------

         Net loss                               $ (257,118)   $ (3,376,809)        $ (719,296)     $ (3,887,449)
                                            ===============   =============     ==============    ==============


          Net loss per share, basic and diluted    $ (0.05)        $ (0.72)           $ (0.15)          $ (0.84)

Number of shares used to calculate net income per share
          Basic and diluted                      4,769,003       4,665,603          4,669,217         4,650,158


                 See Notes to Consolidated Financial Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                           September 30,     December 31,
                                                                               1999             1998
                                                                           -------------   --------------

                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 234,821        $ 146,978
    Accounts receivable, less allowances of $873,083 in 1999 and
       $623,710 in 1998                                                       5,594,365        6,086,693
    Inventories                                                               6,921,476        6,689,768
    Prepaid expenses and other current assets                                   804,627          479,983
    Deferred income taxes                                                       963,581          847,268
                                                                           -------------   --------------
                Total current assets                                         14,518,870       14,250,690
                                                                           -------------   --------------

Property and equipment, net                                                   7,608,764        6,925,423

OTHER ASSETS:
    Goodwill and other intangibles, net                                       2,643,752        2,809,825
    Deposits and other assets                                                    84,455           96,447
                                                                           -------------   --------------
                                                                              2,728,207        2,906,272
                                                                           -------------   --------------
              TOTAL ASSETS                                                 $ 24,855,841     $ 24,082,385
                                                                           =============   ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $ 2,260,571      $ 2,369,495
    Accrued compensation expenses                                             1,289,828        1,284,162
    Other accrued expenses                                                      911,640          795,642
    Current maturities of long-term debt                                         15,286           15,569
    Deferred revenue                                                             29,883          690,760
                                                                           -------------   --------------
                Total current liabilities                                     4,507,208        5,155,628
                                                                           -------------   --------------

LONG-TERM LIABILITIES:
    Long-term debt, less current maturities                                   6,169,188        3,988,602
    Other liabilities                                                           450,634          730,138
    Deferred income taxes                                                       154,965          139,363

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000,000 shares authorized in
       1999 and 1998; 4,770,153 issued and outstanding in 1999 and
       4,667,816 in 1998                                                         47,701           46,678
    Additional paid-in capital                                               16,642,182       16,418,717
    Accumulated deficit                                                      (3,116,037)      (2,396,741)
                                                                           -------------   --------------
                Total stockholders' equity                                   13,573,846       14,068,654
                                                                           -------------   --------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $ 24,855,841     $ 24,082,385
                                                                           =============   ==============


                 See Notes to Consolidated Financial Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                           September 30,
                                                                 -----------------------------
                                                                     1999            1998
                                                                 --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $ (719,296)  $ (3,887,449)
    Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
    Depreciation and amortization                                    1,126,511        909,905
    Provision for doubtful accounts                                    171,103        197,903
    Other liabilities                                                 (279,504)       123,578
    Deferred income taxes                                             (100,711)       (56,342)
    Acquired research and development                                        -      4,230,812
Changes in operating assets and liabilities:
    Accounts receivable                                                321,225        756,695
    Inventories                                                       (231,708)    (1,068,408)
    Prepaid expenses and other current assets                         (324,644)      (268,266)
    Accounts payable                                                  (108,924)       112,289
    Accrued compensation and other expenses                            121,664       (183,971)
    Deferred revenue                                                  (660,877)      (447,189)
                                                                 --------------  -------------
        Net cash (used in) provided by operating activities           (685,161)       419,557
                                                                 --------------  -------------

CASH FLOWS FOR INVESTING ACTIVITIES:
    Acquired research and development                                        -       (850,000)
    Payments for additions to property and equipment                (1,643,779)    (2,139,695)
    Change in deposits and other assets                                 11,992         19,522
    Acquisitions (net of cash acquired)                                      -       (878,901)
                                                                 --------------  -------------
        Net cash used in investing activities                       (1,631,787)    (3,849,074)
                                                                 --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long term debt                                     2,191,836        883,598
    Repayments of long-term debt                                       (11,533)             -
    Proceeds from common stock issued                                  224,488         89,149
                                                                 --------------  -------------
        Net cash provided by financing activities                    2,404,791        972,747
                                                                 --------------  -------------

INCREASE (DECREASE) IN CASH:                                            87,843     (2,456,770)
    Cash and cash equivalents, beginning of period                     146,978      2,772,360
                                                                 --------------  -------------
    Cash and cash equivalents, end of period                        $  234,821   $    315,590
                                                                 ==============  =============

                 See Notes to Consolidated Financial Statements

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior year amounts in the consolidated financial statements may have been reclassified to conform to the current year's presentation.

(2)  Use of Estimates

     In conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses for the periods presented. Such estimates include reserves for uncollectable accounts receivable as well as the net realizable value of inventories. Actual results could differ from the estimates and assumptions used by management.

(3)  Inventories

    Inventories consist of the following:

                                        September 30,      December 31,
                                             1999              1998
                                        ---------------   ----------------
Raw materials                              $ 2,568,441        $ 2,407,154
Work-in-process                              1,849,841          1,788,399
Finished goods                               2,503,194          2,494,215
                                        ---------------   ----------------
                                           $ 6,921,476        $ 6,689,768
                                        ===============   ================

(4)  Segment Reporting and Related Information (all dollar amounts in thousands)

     Selected summarized results for the Company's four operating segments are as follows:

                               Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
Segment revenue:                   1999           1998            1999            1998
                               -------------   ------------   -------------   -------------
Diagnostics                         $ 4,465        $ 3,926        $ 12,407        $ 11,782
Clinical Laboratory Services          2,677          1,817           7,346           5,129
Laboratory Instrumentation              611            908           2,537           3,113
Other                                    80              -             163               -
Eliminations                           (353)          (470)           (989)         (1,187)
                               -------------   ------------   -------------   -------------
   Total revenue                    $ 7,480        $ 6,181        $ 21,464        $ 18,837
                               =============   ============   =============   =============

                                  Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
Segment operating income (loss):      1999           1998            1999            1998
                                  -------------   ------------   -------------   -------------
Diagnostics                              $ 255          $ 219           $ 515           $ 477
Clinical Laboratory Services               189            (22)            469              83
Laboratory Instrumentation                (333)          (149)           (682)           (447)
Other                                     (411)           (26)         (1,171)            (88)
Acquired R&D                                 -         (3,381)              -          (4,231)
                                  -------------   ------------   -------------   -------------
   Total loss from operations           $ (300)      $ (3,359)         $ (869)       $ (4,206)
                                  =============   ============   =============   =============

                                        5

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Segment Reporting and Related Information (Continued)

                                               Sept. 30,        Dec. 31,
Identifiable segment assets:                      1999           1998
                                              -------------   ------------

Diagnostics                                       $ 16,747       $ 16,548
Clinical Laboratory Services                         3,141          2,348
Laboratory Instrumentation                           3,992          4,428
Other                                                  976            758
                                              =============   ============
   Total assets                                   $ 24,856       $ 24,082
                                              =============   ============

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

     On September 30, 1998 the Company acquired the remaining common stock outstanding of BioSeq (approximately 81%). The Company's aggregate cost of acquiring all of BioSeq's equity was approximately $4,226,000, of which approximately $3,380,000 was expensed as in-process research and development.

(6)  Computation of Net Loss per Share

     Net loss per share is computed using average common stock outstanding for the periods presented. Potentially dilutive securities of 79,165 and 203,396 were not included in the computation of diluted earnings per share for the nine months ended and 145,037 and 136,554 for the three months ended September 30, 1999 and 1998, respectively. These potentially dilutive securities are not included because to do so would have been antidilutive as the Company was in a loss position for all periods presented.

(7)  The Amended Line of Credit Agreement

     Effective June 30, 1999, the Company entered into an amended revolving line of credit agreement (the "Amended Line") with its bank, increasing the facility to $10 million from $7.5 million. The Amended Line matures June 30, 2001; bears interest at the Company's option based on either the base rate plus 1/4% or LIBOR plus 2.75%; carries a facility fee of 1/4% per annum, payable quarterly; and is collateralized by substantially all of the assets (excluding real property) of the Company. Borrowings under the Amended Line are limited to commercially standard percentages of accounts receivable, inventory and equipment. The Company had approximately $863,000 available under the Amended Line as of September 30, 1999.

     The Amended Line contains covenants regarding the Company's total liabilities to tangible net worth ratio, minimum debt service coverage ratio, and maximum net loss. The Amended Line further provides for restrictions on the payment of dividends, incurring additional debt, and the amount of capital expenditures.

(8)  Changes in Securities and Use of Proceeds

     On August 18, 1999, the Company sold warrants to purchase 500,000 shares of the Company's common stock to Paradigm Group, L.L.C., an accredited investor, for an aggregate purchase price of $50,000. The warrant purchase was recorded as additional paid-in capital. Warrants to purchase 400,000 shares are exercisable at $4.25 per share and warrants to purchase 100,000 shares are exercisable at $5.25 per share, and the warrants expire in February 2000. Warrants to purchase a total of 75,000 shares of the Company's common stock, expiring in August 2001 and with exercise prices ranging from $4.25 to $8.00 per share, were also issued to National Securities, a registered broker-dealer.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  Income Taxes

     In accordance with SFAS 109, Accounting for Income Taxes, The Company records assets and liabilities to reflect future deductible and taxable items.
On September 30, 1999 the Company's deferred tax asset, net of valuation allowances and deferred tax liabilities, was approximately $809,000. Approximately $324,000 relates to the allowance for doubtful accounts and $306,000 relates to a temporary difference created by the March 1998 Acquisition of technology from BioSeq. The Company feels that it is more likely than not that the tax asset, as reflected on the September 30, 1999 balance sheet, is realizable and therefore no valuation allowance is required at this time.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Three Months Ended September 30, 1999 and 1998

     Total revenue increased 21.0% or $1,299,000 to $7,480,000 for the three months ended September 30, 1999 from $6,181,000 in the prior year period. This increase was the result of an increase in product sales of 20.2%, or $612,000, to $3,650,000 and an increase in specialty laboratory services of 21.8%, or $687,000, to $3,830,000. The increase in product revenue was the result of strong sales of OEM panels within the Quality Control product group, and stronger diagnostic component sales. The growth in these two groups was tempered somewhat by flat Accurun (R) sales as some new products were delayed to meet customer OEM requirements. The increase in service revenue was the result of continued strong clinical laboratory testing sales from both nucleic acid (molecular) testing for HIV, Hepatitis C, and Lyme Disease and immunology testing.

     Gross profit increased 18.7%, or $457,000, to $2,905,000 for the current three months from $2,448,000 in the prior year period. Overall gross margin decreased to 38.8% from 39.6%. The decrease was primarily attributable to services. The gross margin on services decreased to 27.0% from 31.4%, as the Company used an aggressive pricing strategy to capture a portion of its increased clinical laboratory testing revenue. This decrease was partially offset by an improved product gross profit margin of 51.2% compared to 48.1% from the prior period, as the increased product sales were achieved at normal profit margins.

     Research and development expenses increased 69.4%, or $365,000, to $891,000 for the current three months from $526,000 in the prior year period. The increase is primarily the result of increased spending on development efforts in pressure cycling technology ("PCT"). Also contributing to the increase was continued spending on new molecular tests and Quality Control Products.

     There was an accounting charge of $3,381,000 for the quarter ended September 30, 1998 related to in-process technology as a result of the Company's $4,266,000 acquisition of BioSeq and PCT.

     Selling and marketing expenses increased 11.8%, or $107,000, to $1,021,000 for the current three months from $914,000 in the prior year period. This increase was primarily the result of increased spending in the areas of product promotion, and incentive compensation expense at both BBI Diagnostics and BBI Clinical Laboratories.

     General and administrative expenses increased 31.0%, or $306,000, to $1,292,000 for the current three months from $986,000 in the prior year period. The increase was a result of several factors: effective August 1, 1999 certain personnel costs reclassified to G&A from other expense categories as a result of the Company's reorganization; higher allowances recorded on clinical testing receivables; increased professional fees related to the legal organization of the drug discovery program; and increased business development and investor relations activities.

     Net interest expense was $115,000 for the current quarter compared to $15,000 in the prior year period due to an increase in long-term debt under the line of credit agreement.

     The Company recorded a tax benefit in both quarters based on the combined federal and state statutory rate of 38%.

Nine Months Ended September 30, 1999 and 1998

     Total revenue increased 13.9%, or $2,627,000, to $21,464,000 for the nine months ended September 30, 1999 from $18,837,000 in the prior year period. This increase was the result of an increase in product sales of 12.5%, or $1,180,000, to $10,597,000 and an increase in specialty laboratory services of 15.4%, or $1,447,000, to $10,866,000. The increase in product revenue is due to continued strong Accurun(R) sales as well as significant increases in diagnostic component and laboratory instrument sales. The increase in specialty laboratory services is primarily attributable to increases in clinical laboratory testing and repository services under the new NHLBI (National Heart Lung and Blood
Institute) contract, partially offset by a decline in laboratory instrument services as the contract with ABX, Inc. was completed in the first quarter of 1999.

     Gross profit increased 11.1%, or $811,000, to $8,146,000 for the current nine months from $7,335,000 in the prior year period. The gross profit margin decreased to 38.0% for the current nine months versus 38.9% in the prior year period. This decrease is due primarily to lower margins on clinical laboratory testing services and repository activities, partially offset by higher product margins.

    Research and development expenses increased 54.5%, or $840,000, to $2,382,000 for the current nine months from $1,542,000 in the prior year period. The increase is primarily the result of development efforts in PCT and the drug development program as well as additional spending on new molecular tests and Quality Control Products.

    There were two accounting charges during the nine months ended September 30, 1998. In the first quarter there was an accounting charge of $850,000 related to the acquisition of the worldwide exclusive rights to BioSeq's immunodiagnostic research and development technology. In the third quarter, the Company had a charge of $3,381,000 related to in-process research and development as a result of the Company's $4,266,000 acquisition of BioSeq.

     Selling and marketing expenses increased 13.0%, or $361,000, to $3,129,000 for the current nine months from $2,768,000 in the prior year period. The increase was attributable primarily to increased promotion and incentive compensation expenditures.

     General and administrative expenses increased 16.8%, or $504,000, to $3,503,000 for the current nine months from $2,999,000 in the prior year period. The increase was a result of several factors: effective August 1, 1999 certain personnel costs were reclassified from other expense categories to G&A as a result of the Company's reorganization; higher allowances recorded on clinical testing receivables; increased professional fees related to both the reorganization and of the legal organization of the drug discovery program; and increased business development and investor relations activities.

     Net interest expense of $291,000 was incurred in 1999 versus income of $8,000 for the prior year period as the Company began incurring debt in July 1998.

     The Company recorded a tax benefit in both quarters based on the combined federal and state statutory rate of 38%.

Liquidity and Financial Condition

     At September 30, 1999, the Company had cash and cash equivalents of approximately $235,000 and working capital of $10,012,000. Trade accounts receivable decreased $321,000 from the prior year end balance as compared to a decrease of $757,000 for the same period last year. Inventory increased $232,000 primarily due to a higher level of Basematrix and OEM panel orders at BBI Diagnostics. However, this represents a less significant increase than the $1,068,000 increase realized last year, as the Company has focused its purchasing on more immediate production needs.

     The Company has financed its operations to date through cash flow from operations, borrowings from its bank and the sale of its common stock. Effective June 30, 1999, the Company expanded its revolving line of credit with its bank to $10 million from $7.5 million. The Company expects its cash flow, working capital, and available borrowings under its Amended Line to meet existing operational and capital needs for at least the next twelve months.


     Net cash used in operations for the nine months ended September 30, 1999 was $685,000 as compared to cash provided by operations of $420,000 in the prior year period. This decrease in cash flow was primarily attributable to the Company's step-up in research and development expenditures in 1999 and a decrease in the rate of trade receivable collections compared to the prior year.

     Cash used in investing activities for the nine months ended September 30, 1999 was $1,632,000 compared to $3,849,000 in the prior year period. The cash used in 1999 relates to expenditures for manufacturing, laboratory and information technology equipment as well as continued improvements at the Company's Massachusetts and Maryland facilities. This represents a slower rate of spending than in 1998 as several capital projects are nearing completion. The 1998 amount also includes $850,000 for acquired research and development, and $879,000 of net cash outflow related to the BioSeq acquisition. (See Footnote
5).

     Cash provided by financing activities for the nine months ended September 30, 1999 was $2,405,000 compared to $973,000 in the prior year period. The increase was primarily related to the increased debt from the Company's revolving line of credit incurred to finance operating and additional working capital needs, as well as new property and equipment purchases.

     The Company anticipates significant capital expenditures to continue during the remainder of 1999 and 2000 as it plans to complete renovations to its manufacturing facility in Massachusetts and a new repository facility in Frederick Maryland, as well as implement a fully integrated Enterprise Resource Planning System ("ERP") at all locations. Except for purchase orders in connection with the manufacturing expansion, the Frederick facility, and the ERP System, there were no material financial commitments for capital expenditures as of September 30, 1999.

Year 2000 Readiness Disclosure

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

     During the third quarter of 1998, after investigating several alternatives, implementation of an ERP system was started at two of the Company's four sites. The vendor has certified that the system is Year 2000 compliant. In April 1999, business systems at the other two sites were upgraded to Y2K compliant versions of their existing software at a combined cost of approximately $5,000.

     A task force with participants and a site leader at each Company location has reviewed all other infrastructure areas including communications systems, building security systems, and embedded technologies in areas such as laboratory instruments and manufacturing equipment. All infrastructure was found to be Y2K compliant with only minor deficiencies, which were upgraded to Y2K compliant equipment and software versions. The Company has surveyed major suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance. To date, no significant issues have been identified, and the Company expects to complete its assessment before year end. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

     The costs of the readiness program for business systems, other infrastructure areas, and suppliers and distributors are a combination of incremental external spending and use of existing internal resources. In total, the Company expects to spend less than $150,000 to achieve readiness, of which approximately 95% has been expended to date. This amount is based on the costs to upgrade the existing business systems to Y2K compliant versions, and excludes the costs of implementing the ERP system which is being implemented for reasons beyond Y2K compliance.

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

     Factors that could cause actual results to differ from those projected include the possibility that due to unforeseen management, financial, technical, and other difficulties, reorganization of the Company's corporate structure and management, as discussed in its July 22, 1999 Press Release, may not lead to increased profitability or R&D program acceleration. Also, the Company may not be able to develop its research and development programs into commercially successful products, or such development may take longer than currently expected. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    BOSTON BIOMEDICA, INC.

Part II. Other Information

Item 1. Legal Procedures

     Not Applicable.

Item 2. Changes in Securities and Use of Proceeds.

     On August 18, 1999, the Company sold warrants to purchase 500,000 shares of the Company's common stock to Paradigm Group, L.L.C., an accredited investor, for an aggregate purchase price of $50,000. The warrant purchase was recorded as additional paid-in capital. Warrants to purchase 400,000 shares are exercisable at $4.25 per share and warrants to purchase 100,000 shares are exercisable at $5.25 per share, and the warrants expire in February 2000. Warrants to purchase a total of 75,000 shares of the Company's common stock, expiring in August 2001 and with exercise prices ranging from $4.25 to $8.00 per share, were also issued to National Securities, a registered broker-dealer.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Special Meeting in Lieu of Annual Meeting of Stockholders on July 22, 1999 (the "Meeting"). A total of 4,015,460 shares, or 84%, of the Common Stock issued and outstanding as of the record date, were represented at the meeting in person or by proxy. At the meeting, four proposals were acted upon. The results of the elections were as follows:

1. Richard Schumacher and Kevin Quinlan were elected Class III Directors of the Company, to serve as such until the Year 2002 Annual Meeting of Stockholders and until their successors have been duly elected and qualified, with a minimum of 3,725,958 shares voting in favor, 289,502 votes withheld.

2. The Boston Biomedica, Inc. Employee Stock Option Plan was amended to increase the number of shares of common stock which may be issued to 2,000,000, with 2,504,106 shares voting in favor, 330,447 against, and 1,180,907 shares abstaining or not voting.

3. The Boston Biomedica, Inc. 1999 Nonqualified Stock Option Plan was adopted, with 2,495,189 shares voting in favor, 331,864 against, and 1,188,407 shares abstaining or not voting.

4. The Boston Biomedica, Inc. 1999 Employee Stock Purchase Plan was adopted, with 2,656,211 shares voting in favor, 178,842 against, and 1,180,407 shares abstaining or not voting.

The terms of office of Directors Francis E. Capitanio, William R. Prather, and Calvin A. Saravis, continued after the Meeting.

Item 5. Other Information

     Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

    (a) Exhibits

       Exhibit No.
       -----------

     3.1  Amended and Restated Articles of Organization of the Company**

     3.2  Amended and Restated Bylaws of the Company**

     4.1  Specimen Certificate for Shares of the Company's Common Stock**

     4.2 Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)**

     4.3 Form of warrants issued in connection with warrant purchase agreement with Paradigm Group

     10.1 Line of Credit agreement with BankBoston dated June 30, 1999

     10.2 Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999

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

                                             BOSTON BIOMEDICA, INC.

Date: November 15, 1999                      By /S/ Kevin W. Quinlan
      -----------------                        ------------------------
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

       3.1        Amended and Restated Articles of Organization of the Company                             A**

       3.2        Amended and Restated Bylaws of the Company                                               A**

       4.1        Specimen Certificate for Shares of the Company's Common Stock                            A**

       4.2        Description of Capital Stock (contained in the Restated Articles of                      A**
                  Organization of the Company filed as Exhibit 3.1)

       4.3        Form of warrants issued in connection with warrant purchase agreement with         Filed herewith
                  Paradigm Group

       10.1       Line of Credit agreement with BankBoston dated June 30, 1999                       Filed herewith

       10.2       Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999   Filed herewith

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