Form 10-Q
period 2000-03-31
BOSTON BIOMEDICA INC
filed 2000-05-15
CIK 830656

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended MARCH 31, 2000, or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ___________________ to _______________________

                         Commission file number 0-21615

                             BOSTON BIOMEDICA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MASSACHUSETTS                                04-2652826
----------------------------------------     ----------------------------------
     (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)


             375 WEST STREET,

      WEST BRIDGEWATER, MASSACHUSETTS                      02379-1040
----------------------------------------     ----------------------------------
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

                               /X/   Yes   / /   No

The number of shares outstanding of the Registrant's only class of common stock as of April 30, 2000 was 5,479,852.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            For the Three Months Ended
                                                                     March 31,
                                                          -------------------------------
                                                              2000               1999
                                                          ------------       ------------
REVENUE:
  Products                                                $  2,597,082       $  3,456,202
  Services                                                   4,233,631          3,388,963
                                                          ------------       ------------
     Total revenue:                                          6,830,713          6,845,165

COSTS AND EXPENSES:
  Cost of products                                           1,294,297          1,808,647
  Cost of services                                           3,330,412          2,470,097
  Research and development                                     762,692            762,609
  Selling and marketing                                        921,649          1,005,271
  General and administrative                                 1,410,815          1,094,690
                                                          ------------       ------------
    Total operating costs and expenses                       7,719,865          7,141,314

    Loss from operations                                      (889,152)          (296,149)

Interest income                                                    422                696
Interest expense                                              (193,906)           (87,199)
                                                          ------------       ------------

    Loss before income taxes                                (1,082,636)          (382,652)

Benefit from income taxes                                      411,402            145,408
                                                          ------------       ------------

    Net loss                                              $   (671,234)      $   (237,244)
                                                          ============       ============

    Net loss per share, basic and diluted                 $      (0.13)      $      (0.05)

Number of shares used to calculate net loss per share
    Basic and diluted                                        5,048,256          4,717,816


   The accompanying notes are an integral part of the Consolidated Financial Statements.

               BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                                               March 31,     December 31,
                                                              ------------  -------------
                                                                 2000           1999
                                                              ------------  -------------
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                  $   179,962   $   314,923
   Accounts receivable less allowances
     of $745,172 in 2000 and $746,797 in 1999                   6,186,191     6,446,318
   Inventories                                                  7,085,843     6,917,916
   Prepaid expenses and other                                     712,138       344,353
   Deferred income taxes                                          956,242       934,790
                                                              ------------  -------------
         Total current assets                                  15,120,376    14,958,300
                                                              ------------  -------------

Property and equipment, net                                     8,114,667     8,295,024

OTHER ASSETS:

   Goodwill and other intangibles, net                          2,536,300     2,589,310
   Deferred income taxes                                          258,149       220,535
   Notes receivable and other                                      99,171        99,171
                                                              ------------  -------------
                                                                2,893,620     2,909,016
                                                              ------------  -------------
         TOTAL ASSETS                                         $26,128,663   $26,162,340
                                                              ============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                           $ 1,834,768   $ 2,552,268
   Accrued compensation                                         1,130,254     1,189,140
   Accrued income taxes                                                 -       112,487
   Other accrued expenses                                         968,428     1,028,667
   Current debt                                                 8,335,325        22,414
   Deferred revenue                                                97,507             -
                                                              ------------  -------------
         Total current liabilities                             12,366,382     4,904,976
                                                              ------------  -------------

LONG-TERM LIABILITIES:
   Long term debt, less current maturities                              -     7,145,651
   Deferred rent and other liabilities                            459,699       465,590

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value; authorized 20,000,000
     shares in 2000 and 1999; issued and outstanding
      5,466,119 in 2000 and 4,773,365 in 1999                      54,661        47,734
   Additional paid-in capital                                  19,394,235    16,809,242
   Stock purchase warrants and options receivable              (2,264,127)            -
   Retained earnings                                           (3,882,087)   (3,210,853)
                                                              ------------  -------------
         Total stockholders' equity                            13,302,682    13,646,123
                                                              ------------  -------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $26,128,663   $26,162,340
                                                              ============  =============

    The accompanying notes are an integral part of the Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    For The Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                         2000           1999
                                                                    -------------    ---------
Net loss                                                            $  (671,234)   $  (237,244)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
    Depreciation and amortization                                       448,882        352,911
    Provision for doubtful accounts                                      26,713         (8,005)
    Deferred rent and other liabilities                                  (4,134)       (43,167)
    Deferred income taxes                                               (59,066)         3,110
Changes in operating assets and liabilities:
    Accounts receivable                                                 233,954        (57,231)
    Inventories                                                        (167,927)        27,060
    Prepaid expenses and other                                         (367,785)      (251,695)
    Accounts payable                                                   (717,500)      (437,061)
    Accrued compensation and other expenses                            (231,617)      (391,188)
    Deferred revenue                                                     97,507              -
                                                                   -------------  -------------
        Net cash used in operating activities                        (1,412,207)    (1,042,510)
                                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                (216,050)      (463,000)
    Advances under notes receivable and other assets                          -          3,899
                                                                   -------------  -------------
        Net cash used in investing activities                          (216,050)      (459,101)
                                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                1,171,394      1,335,051
    Repayments of long-term debt                                         (5,891)       (15,569)
    Proceeds of common stock issued                                     327,793        148,437
                                                                   -------------  -------------
        Net cash provided by financing activities                     1,493,296      1,467,919
                                                                   -------------  -------------

DECREASE IN CASH AND CASH EQUIVALENTS:                                 (134,961)       (33,692)
    Cash and cash equivalents, beginning of period                      314,923        146,978
                                                                   -------------  -------------
    Cash and cash equivalents, end of period                        $   179,962    $   113,286
                                                                   =============  =============


    The accompanying notes are an integral part of the Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 1999 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

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

(3) INVENTORIES

     Inventories consisted of the following:


                                          March 31,        December 31,
                                            2000               1999
                                       ----------------   ---------------
Raw materials                             $  3,494,702       $ 2,675,735
Work-in-process                              1,298,383         1,845,778
Finished goods                               2,292,758         2,396,403
                                       ----------------   ---------------
                                          $  7,085,843       $ 6,917,916
                                       ================   ===============


(4) SEGMENT REPORTING AND RELATED INFORMATION

    The Company has five operating segments. The Diagnostics segment serves the worldwide IN VITRO diagnostics industry, including users and regulators of their test kits, with quality control products and test kit components. The Biotech segment pursues third party contracts to help fund the development of products and services for the other segments, primarily with agencies of the United States Government. The Clinical Laboratory Services segment performs specialty infectious disease testing for hospitals, blood banks, doctors and other clinical laboratories, primarily in North America. The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide IN VITRO diagnostics industry on an OEM basis, and also performs in-house instrument servicing. Finally, "Other" consists of research and development in two areas: pressure cycling technology ("PCT" or "BioSeq") and drug discovery ("Panacos"). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid purification and pathogen inactivation. The Company also conducts active research, together with Dr. K.H. Lee and collaborators at the School of Pharmacy, University of North Carolina at Chapel Hill ("UNC"), in the area of anti-HIV drug discovery, with exclusive focus on natural products and their synthetic derivatives.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) SEGMENT REPORTING AND RELATED INFORMATION (CONTINUED)

    The following segment information has been prepared


                   SEGMENT REVENUE:                                     2000        1999
                   ----------------                                 ------------------------
                   Diagnostics                                          $  2,280    $ 2,743
                   Biotech                                                 1,918      1,382
                   Clinical Laboratory Services                            2,340      2,205
                   Laboratory Instrumentation                                649      1,033
                   Other                                                     148          -
                   Eliminations                                             (504)      (518)
                                                                    ------------------------
                      Total Revenue                                     $  6,831    $ 6,845
                                                                    ========================

                                                                            March 31,
                   SEGMENT OPERATING (LOSS) INCOME:                     2000        1999
                   --------------------------------                 ------------------------
                   Diagnostics                                           $   306     $  560
                   Biotech                                                  (151)      (118)
                   Clinical Laboratory Services                             (127)        75
                   Laboratory Instrumentation                               (286)      (208)
                   Other                                                    (631)      (605)
                                                                    ------------------------
                      Total (Loss) Income from Operations               $   (889)   $  (296)
                                                                    ========================


                                                                      March 31,    Dec 31,
                   IDENTIFIABLE CORPORATE AND SEGMENT ASSETS:           2000        1999
                   ------------------------------------------       ------------------------
                   Corporate                                               1,380      1,205
                   Diagnostics                                            11,474     12,170
                   Biotech                                                 5,020      4,643
                   Clinical Laboratory Services                            3,152      3,188
                   Laboratory Instrumentation                              3,910      3,789
                   Other                                                   1,192      1,167
                                                                    ------------------------
                      Total assets                                      $ 26,129   $ 26,162
                                                                    ========================


(5) RECENT ACCOUNTING STANDARDS

    In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles, in the United States, to revenue recognition in financial statements. SAB 101 is effective for the Company's quarter ended June 30, 2000. The Company is currently assessing the impact that SAB 101 may have on its financial statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) COMPUTATION OF NET INCOME PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities of 400,475 and 107,598 were not included in the computation of diluted earnings per share because to do so would have reduced the loss per share for the three months ended March 31, 2000 and 1999, respectively.

(7) STOCK PURCHASE WARRANTS AND OPTIONS RECEIVABLE

    On February 17, 2000, the Company received notice that certain warrant holders exercised 500,000 warrants. This exercise will result in proceeds to the Company of approximately $2,100,000, net of transaction costs, when the transaction closes, pursuant only to completing the registration of the underlying shares. The Company recorded a receivable as a contra equity account to reflect that the shares as outstanding, as of the exercise date. The Company considers these shares to be issued and outstanding, although the shares have not been delivered to the warrant holders as of May 15, 2000, and will not be delivered until the registration statement is declared effective and the shares have been paid for. Also included in the contra equity account is approximately $40,000 related to employee stock option transactions that occurred at the end of the first quarter. The balance of this contra equity receivable will remain until the cash is received. Additionally, the Company accrued a broker fee related to the warrant exercise which is payable upon receipt of the exercise proceeds. This broker fee of $133,500 was recorded as an offset to additional paid-in capital.

(8) DEBT

    The March 31, 2000 balance sheet reflects the reclassification of the Company's outstanding line of credit balance from long-term debt to short-term debt. The reclassification was made to reflect the fact that the Company violated one of its debt covenants. The Company is currently working with its bank to either receive the waiver or make alternative financing arrangements.

(9) SUBSEQUENT EVENT

    On April 5, 2000, the Company borrowed $2,500,000 under a mortgage agreement on its West Bridgewater, MA facility. The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants by which a default in its line of credit financial covenants will cause a default on this note. The Company has received a waiver from this lending institution regarding the covenant violation. The payments on this mortgage are based on a 20 year amortization schedule.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

    Overall, revenue decreased by approximately $14,000 in the first quarter of 2000 as compared to the first quarter of 1999. This decrease was the result of a significant decrease in product revenue from $3,456,000 to $2,597,082 and an increase in service revenue from $3,389,000 to $4,234,000. The $859,000 decrease in product revenue was the result of lower than expected sales of OEM Panels, Basematrix, and Seroconversion and Performance Panels at the Diagnostics segment, and a large decrease in contract manufacturing at the Laboratory Instrumentation segment. The decreases in revenue at the Diagnostics operating segment were caused by several factors, all of which the Company is currently addressing. The segment experienced turnover in both the sales and marketing and the materials management workforces. In addition, the Diagnostics segment has been working through several significant transitional issues with its enterprise resource planning system ("ERP"). Although implemented in November 1999, the first quarter of 2000 was the first full quarter of operation under this system and new procedures in materials, manufacturing, and purchasing caused inefficiencies. This was partially offset by strong sales increases in the Accurrun product line which realized a record quarter with a 13% increase in revenue as compared to the same period in the prior year, and characterized sera sales which more than doubled compared to the first quarter of 1999. The $845,000 increase in service revenue was led by the Biotech operating segment which realized significant revenue increases in contract research and repository services, led by an AIDS vaccine support contract and two new repository contracts. The repository services business is expected to continue its upward trend as the Company is still ramping-up activity at its new repository facility in Frederick, Maryland. Management intends to become fully staffed on its contracts during the second and third quarters, which should increase revenue and profitability. The Clinical Laboratory Services operating segment had a 6% increase in revenue as it continued to focus its efforts on the molecular testing market.

    Gross profit decreased $360,000 or 14.0%, from $2,566,000 in 1999 to $2,206,000 in the first quarter of 2000. Product margins increased from 47.7% in 1999 to 50.2% in 2000 while service margins decreased from 27.1% to 21.3%. The increase in product margins is due entirely to the Diagnostics segment, which continued to benefit from increasing demand for certain off-the-shelf products within its quality control product line. The Company cannot estimate if this trend will continue as it is still evaluating new procedures within its manufacturing and materials management functions related to the recent implementation of its enterprise resource planning system. The decrease in service margins was primarily due to increased competition in the testing market, faced by the Clinical Laboratory Services segment. In addition to competitive pricing pressure, the significant revenue growth at the Biotech segment was earned substantially from low margin government contracts.

    Research and development expenditures remained flat in the first quarter of 2000 as compared to the same period in the prior year. The Company continued to focus its development efforts within the Other segment which includes BBI BioSeq ("BioSeq") and Panacos Pharmaceuticals, Inc ("Panacos"). The increased research and development expenditures in the areas of Pressure Cycling Technology ("PCT") and Drug Discovery Program ("DDP") were primarily focused on the continued progress on the next two generations of the pressure cycling technology instrument ("Barocycler"), and technical and legal support for a patent filing by Panacos, related to its HIV vaccine effort. These increased expenditures were offset by a decrease at the Laboratory Instrumentation segment, as the PlateMate program was discontinued. Additionally, in September 1999 BBI BioSeq was moved from its pre-acquisition location in Woburn, MA to Gaithersburg, MD, where it shares space with the Biotech segment. This move has resulted in increased efficiencies for the PCT effort, lower facility costs, and greater access to both scientific professionals and laboratory equipment.

    Selling and Marketing decreased by $84,000 or 8.3% as a result of the turnover in some key positions at the Diagnostics segment. These positions were filled towards the end of the first and the beginning of the second quarters. This decrease was partially offset by staff additions in customer service at both the Diagnostics and Clinical Laboratories segments during the second half of 1999. The Company feels that its expanded customer service function will enhance its ability to service the technical needs of its customers.

    General and administrative costs increased $316,000 or 28.9% as a result of several factors. The corporate reorganization (announced in July 1999) added several executive level employees to the general and administrative financial statement line item of the income statement.

Additionally, many of the general and administrative personnel expenses incurred during the first quarter of 1999 were capitalized into the ERP System implementation in accordance applicable accounting standards. The Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000. The Company also incurred significant professional fees during the quarter as it completed the carve-out, and related technology transfer of its Drug Discovery Program into a separate subsidiary, Panacos Pharmaceuticals, Inc. During the first quarter of 2000 the Company continued to move forward with its plan to sell a significant equity position in Panacos to third party investors which would have the benefits of raising significant capital required to develop Panacos' technology and to cause BBI to relinquish control of Panacos thus allowing the discontinuance of the consolidation of Panacos' losses.

    Consolidated operating losses increased to $889,000 in the first quarter of 2000 versus $296,000 in the first quarter of 1999. The Diagnostics segment's operating income decreased as a result of lower than expected sales and the inefficiencies caused by the segments newly implemented enterprise resource planning system. Management feels that many of the implementation issues are being addressed and that the new ERP system will begin to benefit operations during the upcoming quarters. The Biotech and Clinical Laboratory Services segments both realized increased operating losses as a result of decreases in their respective service revenue margins. The Laboratory Instrumentation segment's operating loss increased as compared to the same period in the prior year, primarily due to lower revenue. However management is optimistic that the segment's turnaround is on track to achieve profitability by the end of 2001. Additionally, the segment has contributed significant technical expertise to the design and development of the prototype pressure cycling technology instruments ("Barocylcers"). The operating losses of the Other segment increased, according to plan. Management continues to invest heavily in the exciting areas of pressure cycling technology and the drug discovery program, through its subsidiaries BBI BioSeq and Panacos Pharmaceuticals, respectively. Management intends to reduce the operating losses of the Other segment in the area of PCT through research and development partnerships, which will supplement the expenditures of the Company. As mentioned above the Company expects to relinquish control of Panacos during the second or third quarter of the year by the sale of more than fifty percent of that company's common stock to third party investors. This will cause the discontinuance of consolidation accounting of the Panacos results.

    Net interest expense increased from $87,000 in 1999 to $193,000 in 2000. Throughout the first quarter of 2000 the Company carried a higher average debt balance than in the prior year period. In addition to a higher borrowing balance the Company continued to feel the effects of rising interest rates.

    The Company continued to benefit for income taxes at a 38% rate. Management has reviewed the realizability of its tax assets and feels that based on its plan to return to profitability, and anticipated utilization of such assets, this benefit rate is appropriate.

    Net loss increased to $671,000 in the first quarter 2000 from $237,000 in the prior year period as a result of the items discussed above.


LIQUIDITY AND FINANCIAL CONDITION

    At March 31, 2000, the Company had cash and cash equivalents of approximately $180,000 and working capital of $2,754,000. Trade accounts receivable decreased $262,000 or 4% during the quarter as sales were significantly lower in the first quarter of 2000 as compared to the fourth quarter of 1999. Inventory increased $168,000 to $7,086,000 as the Company's sales fell short of expectations. Management intends to continue to focus its efforts on utilizing existing inventory where possible rather than purchasing raw materials for new products, as it had done in recent quarters.

    The Company's working capital position as of March 31, 2000 was adversely affected by the reclassification of its $8,317,000 line of credit balance from long-term debt to short-term debt. The Company reclassified this debt balance because it violated one of its financial covenants. The debt will continue to be classified as short-term until the Company receives a waiver from its bank or until the Company makes alternative financing arrangements.

    Subsequent to the end of the quarter, the Company borrowed $2,500,000 under a mortgage agreement on its West Bridgewater, MA facility. The Company used these funds to reduce the outstanding balance of its existing line of credit balance. The mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants by which a default in its line of credit covenants will cause a default on this note. The Company has received a waiver fom this lending institution regarding the covenant violation. The payments on this mortgage are based on a 20 year amortization schedule.

    In February of 2000, the Company received notice that certain warrant holders exercised 500,000 warrants. This exercise will result in proceeds to the Company of approximately $2,100,000, net of transaction costs, when the transaction closes, pursuant only to completing the registration of the underlying shares.

    Net cash used in operations for the three months ended March 31, 2000 was $1,412,000 as compared to cash use of $1,043,000 in the prior year period. This increase in operational use of cash was primarily the result of significant payments that were made from accounts payable during the quarter. These payments relate primarily to the build-out of the Frederick, MD repository facility. Additionally, the increase in operational use of cash was caused by slower than expected cash collections at the Diagnostics segment. The collections effort was adversely affected by the ERP implementation as resources from the Company's financial staff were dedicated to completing the project and attention was temporarily diverted from the normal accounts receivable collections effort. Management feels that collections will return to normal levels as the finance staff has adapted to this new system.

    Cash used in investing activities was $216,000 in the first quarter of 2000 versus $459,000 in the current year period. The decrease of cash used for investing was due entirely to a conscious decision by management to reduce capital expenditures as many of the Company's significant projects have reached their final stages. The Company expects capital expenditures to continue at or around the current level for the remainder of the year.

    Cash provided by financing activities was $1,493,000 in the first quarter of 2000 versus $1,468,000 for the prior year period. The cash provided by financing was primarily made up of $1,171,000 of proceeds of debt as the Company borrowed against its line of credit and approximately $328,000 of cash received from the exercise of stock options and warrants, exclusive of the 500,000 warrants discussed above.

    The Company believes that existing cash balances, the borrowing capacity available under the revolving line of credit, cash expected to be generated from operations and proceeds from the exercise by the Paradigm Group, and certain assignees, of warrants to purchase the Company's common stock, are sufficient to fund operations and anticipated capital expenditures in 2000.


YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

    Our Year 2000 ("Y2K") program was designed to minimize the possibility of serious Year 2000 interruption. In 1997 the Company decided to significantly upgrade its "business system" (all computer hardware and software used to run its business including its operations management, administration and financial systems).

    Specifications were developed for desired capabilities, including Year 2000 compliance, and the Company began to assess various enterprise resource planning systems ("ERP System") in 1998. Additionally, the Company organized a task force at each operating segment to review other infrastructure areas including communications systems, building security systems, and embedded technologies in areas such as laboratory instruments and manufacturing equipment. The Company also began to survey mayor suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance.

    During the fourth quarter of 1999 the Company completed the ERP implementation at the two of the Company's subsidiaries. The other subsidiaries received upgraded, Year 2000 compliant versions of existing software. The Company spent less than $200,000 to prepare for Y2K. This amount includes the cost to upgrade existing software packages to compliant versions, use of existing resources to execute surveys and measure results, and incremental costs associated with other infrastructure areas. This amount excludes all costs associated with the implementation of the ERP Systems, which was completed for reasons beyond Y2K compliance.

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

    Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the laboratory instrumentation business into the Company's business; inability of the Company to grow laboratory instrumentation sales to the extent anticipated; failure to obtain the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; continued pricing pressure from increasing competition in the specialty testing market; the possibility that the Company may not be successful in commercializing current R&D projects, may not have the resources to complete the projects, or that the projects may take longer than expected to complete; inability of the Company to secure equity financing for Panacos; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; significant reductions in purchases by any of the Company's major customers; the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers, distributors or customers due to the inability of such systems to properly interpret dates subsequent to December 31, 1999; and the potential insufficiency of Company resources, including capital, human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759) and in its most recent filing on Form 10-K for the year ended December 31, 1999.

    BOSTON BIOMEDICA, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEDURES

    Not Applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 18, 1999, the Company sold warrants to purchase 500,000 shares of the Company's common stock to Paradigm Group, L.L.C., an accredited investor, for an aggregate purchase price of $50,000. On February 17, 2000, the Company received notice that Paradigm Group, L.L.C. and certain assignees exercised their warrants for an aggregate purchase price of $2,225,000, due immediately following the effectiveness of a registration statement relating to the underlying 500,000 shares of common stock under the Securities Act of 1933, as amended (the "Act").

    The securities issued in such transactions were not registered under the Act in reliance upon the exemption from registration set forth in Section 4(2) of the Act, relating to sales by an issuer not involving any public offering. None of the foregoing transactions, either individually or in the aggregate, involved a public offering. However, to satisfy its contractual registration obligations to the warrant holders, the Company has filed a registration statement relating to the underlying 500,000 shares of common stock. The registration statement has not yet been declared effective by the Securities and Exchange Commission


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the reported market risks since December 31, 1999.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5  OTHER INFORMATION

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

    (a) EXHIBITS

    EXHIBIT NO.

    3.1      Amended and Restated Articles of Organization of the Company*

    3.2      Amended and Restated Bylaws of the Company*

    4.1      Specimen Certificate for Shares of the Company's Common Stock*

    4.2 Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)*

    27       Financial Data Schedule

------------------------


* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-10759), which documents are hereby incorporated by reference. The number set forth herein is the number of the Exhibit in said registration statement.

    (b) REPORTS ON FORM 8K

          None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOSTON BIOMEDICA, INC.

    Date:  MAY 15, 2000            By   /s/ RICHARD T. SCHUMACHER
         --------------------         ------------------------------------------
                                            Richard T. Schumacher,
                                            Chief Executive Officer

                              BOSTON BIOMEDICA, INC

                                  EXHIBIT INDEX

EXHIBIT INDEX

    EXHIBIT NO.

    3.1        Amended and Restated Articles of Organization of the Company*

    3.2        Amended and Restated Bylaws of the Company*

    4.1        Specimen Certificate for Shares of the Company's Common Stock*

    4.2 Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)*

    27         Financial Data Schedule

------------------------


* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-10759), which documents are hereby incorporated by reference. The number set forth herein is the number of the Exhibit in said registration statement.