Form 10-Q
period 2000-06-30
BOSTON BIOMEDICA INC
filed 2000-08-14
CIK 830656

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

                For the quarterly period ended June 30, 2000, or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from ___________________ to _____________________

                         Commission file number 0-21615

                             BOSTON BIOMEDICA, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              MASSACHUSETTS                                04-2652826
----------------------------------------     --------------------------------
     (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)


             375 WEST STREET,

      WEST BRIDGEWATER, MASSACHUSETTS                      02379-1040
----------------------------------------     --------------------------------
 (Address of Principal Executive Offices)                  (Zip Code)


               Registrant's telephone number, including area code
                                 (508) 580-1900
                                 --------------

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
           during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               /X/   Yes   / /   No

The number of shares outstanding of the Registrant's only class of common stock as of July 31, 2000 was 5,614,486.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (UNAUDITED)

                          For the Three Months Ended    For the Six Months Ended
                                   June 30,                       June 30,
                          ---------------------------   -------------------------
                               2000         1999              2000        1999
                           -----------   -----------      -----------  ----------
REVENUE:
  Products                  $3,539,861    $3,491,323      $6,136,942   $6,947,525
  Services                   4,214,148     3,647,334       8,447,779    7,036,297
                             ---------     ---------       ---------    ---------
    Total Revenue            7,754,009     7,138,657      14,584,721   13,983,822

COSTS AND EXPENSES:
 Cost of products            1,723,736     1,822,537       3,018,033    3,631,184
 Cost of services            3,191,619     2,641,555       6,522,031    5,111,652
 Research and development      730,162       728,452       1,492,854    1,491,061
 Selling and marketing       1,031,064     1,102,546       1,952,713    2,107,817
 General and administrative  1,336,676     1,116,975       2,747,491    2,211,665
                             ---------     ---------       ---------    ---------
 Total operating costs
  and expenses               8,013,257     7,412,065      15,733,122   14,553,379
                             ---------     ---------      ----------   ----------
   Loss from operations       (259,248)     (273,408)     (1,148,401)    (569,557)

Interest income                      -           159             422          855
Interest expense              (210,954)      (89,549)       (404,860)    (176,748)
                             ---------     ---------      ----------   ----------
Loss before income taxes      (470,202)     (362,798)     (1,552,839)    (745,450)

Benefit from income taxes      178,678       137,863         590,080      283,270
                            ----------    ----------      ----------   ----------
    Net loss                $ (291,524)   $ (224,935)     $ (962,759)  $ (462,180)
                            ==========    ==========      ==========   ==========

Net loss per share:
    basic and diluted         $(0.05)       $(0.05)          $(0.18)     $(0.10)

Number of shares used to
 calculate net
 loss per share:

    basic and diluted       5,556,628      4,743,870       5,315,026    4,680,915



The accompanying notes are an integral part of the Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

          ASSETS                                   June 30,         December 31,
                                                     2000              1999
                                                 -----------       -----------
CURRENT ASSETS

  Cash and cash equivalents                      $   260,273       $   314,923
  Accounts receivable, less allowances of
    $785,036 in 2000 and $746,797 in 1999          6,335,570         6,446,318
  Inventories                                      7,547,377         6,917,916
  Prepaid expenses and other                         766,152           344,353
  Deferred income taxes                              956,242           934,790
                                                 ------------      -----------
       Total current assets                       15,865,614        14,958,300

 Property and equipment, net                       8,520,947         8,295,024

OTHER ASSETS:

   Goodwill and other intangibles, net             2,483,289         2,589,310
   Deferred income taxes                             258,149           220,535
   Notes receivable and other                        137,879            99,171
                                                 -----------       -----------
       Total other assets                          2,879,317         2,909,016
                                                 -----------       -----------
         TOTAL ASSETS                            $27,265,878       $26,162,340
                                                 ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $  3,215,931      $  2,552,268
   Accrued compensation                            1,086,253         1,189,140
   Accrued income taxes                               12,329           112,487
   Other accrued expenses                            718,398         1,028,667
   Current maturities of long term debt            5,890,475            22,414
   Deferred revenue                                   58,179                 -
                                                ------------      ------------
         Total current liabilities                10,981,565         4,904,976
                                                ------------      ------------
LONG-TERM LIABILITIES:
   Long term debt, less current maturities         2,541,104         7,145,651
   Deferred rent and other liabilities               404,195           465,590

STOCKHOLDERS' EQUITY:
 Common stock $.01 par value; authorized 20,000,000
   shares in 2000 and 1999; issued and outstanding
   5,614,486 in 2000 and 4,773,365 in 1999            56,145            47,734
   Additional paid-in capital                     19,720,609        16,809,242
   Stock purchase warrants                        (2,264,127)                -
   Accumulated deficit                            (4,173,613)       (3,210,853)
                                                 -----------       -----------
Total stockholders' equity                        13,339,014        13,646,123
                                                 -----------       -----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $27,265,878       $26,162,340
                                                 ===========       ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                 For The Six Months Ended June 30,
                                                 ---------------------------------
                                                       2000               1999
                                                       ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                           $  (962,759)       $  (462,180)
    Adjustments to reconcile net loss to net
       cash used by operating activities:
    Depreciation and amortization                      916,173            722,090
    Provision for doubtful accounts                     60,398             54,268
    Deferred rent and other liabilities                (61,395)          (236,336)
    Deferred income taxes                              (59,066)           (25,655)
Changes in operating assets and liabilities:
    Accounts receivable, net                            44,889            703,646
    Inventories                                       (629,461)           (90,582)
    Prepaid expenses and other                        (421,799)          (213,194)
    Accounts payable                                   663,663           (362,422)
    Accrued compensation and other expenses           (513,314)            84,858
    Deferred revenue                                    58,179           (690,760)
                                                     ---------          ---------
      Net cash used in
       operating activities                           (904,492)          (516,267)
                                                     ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment             (1,030,615)        (1,189,516)
    Advances under notes receivable and
     other assets                                      (38,708)             7,895
                                                    ----------         ----------
     Net cash used in investing activities          (1,069,323)        (1,181,621)
                                                    ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage                           2,446,573                  -
   (Repayments) borrowings on line of credit        (1,183,059)         1,632,266
    Proceeds of common stock issued                    655,651            172,254
                                                     ---------          ---------
     Net cash provided by financing activities       1,919,165          1,804,520
                                                     ---------          ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:                                    (54,650)           106,632
   Cash and cash equivalents, beginning of period      314,923            146,978
                                                    ----------         ----------
   Cash and cash equivalents, end of period        $   260,273        $   253,610
                                                    ==========         ==========



    The accompanying notes are an integral part of the Consolidated Financial Statements.

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in both the Form 10-K filing for the fiscal year ended December 31, 1999 and the Form 10-Q filing for the three months ended March 31, 2000 for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

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

(3) INVENTORIES

Inventories consisted of the following:
                                        June 30, 2000     December 31, 1999
                                        -------------     -----------------
Raw materials                             $3,769,111          $2,675,735
Work-in-process                            1,415,920           1,845,778
Finished goods                             2,362,346           2,396,403
                                          ----------          ----------
                                          $7,547,377          $6,917,916
                                          ==========          ==========

(4) SEGMENT REPORTING AND RELATED INFORMATION

    The Company has five operating segments. The Diagnostics segment serves the worldwide IN VITRO diagnostics industry, including users and regulators of their test kits, with quality control products and test kit components. The Biotech segment pursues third party contracts, primarily with agencies of the United States Government, to help fund the development of products and services for the other segments. The Clinical Laboratory Services segment performs specialty infectious disease testing for hospitals, blood banks, doctors and other clinical laboratories, primarily in North America. The Laboratory Instrumentation segment sells laboratory instruments primarily to the worldwide IN VITRO diagnostics industry on an OEM basis, and also performs in-house instrument servicing. Finally, "Other" consists of research and development in two areas: pressure cycling technology ("PCT"") and drug discovery ("Panacos"). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid purification and pathogen inactivation. The Company also

                  BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
conducts research, together with Dr. K.H. Lee and collaborators at the School of Pharmacy, University of North Carolina at Chapel Hill ("UNC"), in the area of anti-HIV drug discovery, with exclusive focus on natural products and their synthetic derivatives.


(4) SEGMENT REPORTING AND RELATED INFORMATION (CONTINUED)

    Operating segment information is as follows (dollars in 000's):

                     Three Months ended June 30,          Six Months Ended June 30,
                     --------------------------           ------------------------
SEGMENT REVENUE:           2000         1999                   2000          1999
---------------            ----         ----                   ----          ----

Diagnostics               $3,229      $2,788                $ 5,509       $ 5,531
Biotech                    2,142       1,476                  4,060         2,858
Clinical Laboratory
 Services                  2,272       2,464                  4,612         4,669
Laboratory
 Instrumentation             608         892                  1,257         1,925
Other                        120          41                    268            41
Eliminations                (617)       (522)                (1,121)       (1,040)
                           ------     ------                  -----        ------
   Total Revenue          $7,754      $7,139                $14,585       $13,984
                          ======      ======                =======       =======
SEGMENT OPERATING
(LOSS) INCOME:
------------------------
Diagnostics                $ 527      $  479                $   833       $ 1,038
Biotech                      136        (123)                   (16)         (241)
Clinical Laboratory
 Services                    (67)         60                   (194)          135
Laboratory
 Instrumentation            (304)       (294)                  (590)         (502)
Other                       (551)       (395)                (1,181)       (1,000)
                            -----      ------                -------       ------
Total Loss
 from Operations           $(259)     $ (273)               $(1,148)       $ (570)
                           ======     =======               ========       =======
IDENTIFIABLE CORPORATE
  AND SEGMENT ASSETS:           June 30, 2000                   December 31, 1999
---------------------           -------------                   -----------------
Diagnostics                        $12,165                          $12,170
Biotech                              5,258                            4,643
Clinical Laboratory
  Services                           3,141                            3,188
Laboratory
 Instrumentation                     3,642                            3,789
Corporate                            1,825                            1,205
Other                                1,235                            1,167
                                    ------                           ------
Total assets                       $27,266                          $26,162
                                   =======                          =======

                 BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

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

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles, in the United States, to revenue recognition in financial statements. SAB 101B amends SAB 101; accordingly, this bulletin is now scheduled to become effective for the Company's fourth quarter ended December 31, 2000. The Company is currently assessing the impact that SAB 101 may have on its financial statements.

(6) COMPUTATION OF NET LOSS PER SHARE

    Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities of 255,992 and 231,602, and 466,238 and 157,678, were not included in the computation of diluted loss per share because to do so would have reduced the loss per share for the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, respectively.

(7) STOCK PURCHASE WARRANTS AND OPTIONS RECEIVABLE

    On February 17, 2000, the Company received notice that certain warrant holders exercised 500,000 warrants. This exercise will result in proceeds to the Company of approximately $2,100,000, net of transaction costs. The holders of the warrants are required to pay the exercise price when the registration of the underlying shares is effective. The Company recorded a receivable as a contra equity account to reflect the shares as outstanding, as of the exercise date. The Company considers these shares to be issued and outstanding, although the shares have not been delivered to the warrant holders as of August 14, 2000, and will not be delivered until the registration statement is declared effective and the shares have been paid for. Additionally, the Company accrued a broker fee related to the warrant exercise which is payable upon receipt of the exercise proceeds. This broker fee of $133,500 was recorded as an offset to additional paid-in capital.

                 BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

(8) DEBT

    The June 30, 2000 balance sheet reflects the classification of the Company's outstanding line-of-credit balance as short-term debt. The Company reclassified the debt because in the first and second quarters of 2000, it violated a financial covenant limiting the amount of allowable losses. There have been no payment defaults. The Company expects to complete negotiations and close on a new facility in the near future. In the meantime, there have been no changes in the financial terms or availability formula under the existing line-of-credit agreement.

    On April 5, 2000, the Company borrowed $2,446,573 (net) under a mortgage agreement on its West Bridgewater, MA facility. The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants by which a default in its line of credit financial covenants will cause a default on this note. The Company has received a waiver from this lending institution regarding the covenant violation. The payments on this mortgage are based on a 20 year amortization schedule.

(9)  REVENUE RECOGNITION

For further information regarding the Company's revenue recognition policies, refer to the consolidated financial statements and footnotes thereto included in both the Form 10-K filing for the fiscal year ended December 31, 1999 and the Form 10-Q filing for the three months ended March 31, 2000 for Boston Biomedica, Inc. and Subsidiaries.

Revenue for service and research and development contracts, in addition to revenues associated with long-term contracts, is recognized when the customer is contractually obligated to pay and the fees are not refundable.

(10)  INCOME TAXES

For further information regarding the Company's income tax accounting policies, refer to the consolidated financial statements and footnotes thereto included in both the Form 10-K filing for the fiscal year ended December 31, 1999 and the Form 10-Q filing for the three months ended March 31, 2000 for Boston Biomedica, Inc. and Subsidiaries.

On December 31, 1999 the Company had a loss carryforward of approximately $2,000,000 for federal and state tax purposes that was obtained through the acquisition of BioSeq, Inc. This carryforward expires from 2011 through 2018 for federal purposes and 2001 through 2003 for state purposes. The Company has established a valuation allowance to reserve for this entire loss. In addition, the Company has a federal net operating loss carryforward at December 31, 1999 of approximately $300,000 which expires in 2019. The Company has state net operating loss carryforwards at December 31, 1999 of approximately $3,000,000 which expire at various dates from 2002 through 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    Total revenue increased 8.6%, or $615,000, to $7,754,000 for the three months ended June 30, 2000 as compared to $7,139,000 in the second quarter of 1999. This overall increase was the result of an increase in product revenue of 1.4%, or $49,000, from $3,491,000 to $3,540,000 coupled with a 15.5%, or
$567,000, increase in service revenue from $3,647,000 to $4,214,000. The overall $615,000 increase in total revenue was focused in two operating segments:
Diagnostics and Biotech. Diagnostics revenue increased 15.8%, or $441,000, to $3,229,000 due primarily to continued strong sales of its Accurun and TQS panel products to the end-user market. Biotech revenue increased 45.1%, or $666,000, to $2,142,000 due to the combination of new government contracts for both its repository and research services and operating at increased staffing levels on all of its contracts in the second quarter of 2000. These operating segment increases were partially offset by slightly lower revenue at the Company's Clinical Laboratory Services ("CLS") and Laboratory Instrumentation segments. CLS revenue decreased 7.8%, or $192,000, to $2,272,000 as a result of lower volume of molecular testing due to the loss of a large customer during the second quarter of 2000. Laboratory Instrumentation revenue declined 31.8%, or $284,000, to $608,000 as a result of a lower volume of contract manufacturing business, which primarily relates to the timing of orders received from a large customer. The Company is actively working to increase revenue at both these operating segments.

    Gross profit increased 6.1%, or $164,000, to $2,839,000 for the three months ended June 30, 2000 from $2,675,000 in the prior year period. Product margins increased from 47.8% in 1999 to 51.3% in 2000 while service margins decreased from 27.5% to 24.3%. The increase in product margins is due primarily to the Diagnostics segment, which benefited from increased demand for Accurun products and certain custom OEM products within its quality control product line. The decrease in service margins is primarily due to the Biotech segment, which earned its increased revenue from low margin government contracts.

    Research and development expenditures remained flat in the second quarter of this year as compared to the same period last year. As was the case last quarter, the Company continued to emphasize development efforts within the Other segment which includes BBI BioSeq ("BioSeq") and Panacos Pharmaceuticals ("Panacos"). The increased research and development expenditures in the areas of Pressure Cycling Technology ("PCT") and Drug Discovery Program ("DDP") were primarily focused on technical progress in the lab, writing grant applications seeking financial support, and designing the next generation of the PCT instrument ("Barocycler"). Also, the Clinical Laboratory segment experienced higher R & D expenditures on new molecular tests. These increased expenditures were offset by a decrease at the Laboratory Instrumentation segment, as the PlateMate program was discontinued. Additionally, in September 1999, BBI BioSeq was moved from its pre-acquisition location in Woburn, MA to Gaithersburg, MD, where it shares space with the Biotech segment. This move has resulted in increased efficiencies for the PCT effort, lower facility costs, and greater access to both scientific professionals and laboratory equipment.

    Selling and Marketing expenses decreased by 6.4%, or $71,000, to $1,031,000 for the three months ended June 30, 2000 from $1,102,000 in the prior year. This decrease was a result of a slight reduction in promotion costs and turnover in some key positions at the Diagnostics segment. Some of these positions were filled early in the third quarter of 2000.

    General and administrative costs increased 19.7%, or $220,000, to $1,337,000 for the three months ended June 30, 2000 from $1,117,000 in the prior year as a result of several factors. The corporate reorganization (announced in July 1999) added several executive level employees to the general and administrative financial statement line item of the income statement. Additionally, $98,000 of the general and administrative personnel expenses incurred during the second quarter of 1999 were capitalized into the enterprise resource planning ("ERP") system implementation in accordance with applicable accounting standards. The Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000.

    Consolidated loss from operations decreased to $259,000 in the second quarter of 2000 versus a $273,000 loss in the second quarter of 1999. The Diagnostics segment's operating income increased to $527,000 from $479,000 as a result of the 15.8% revenue growth. Biotech had operating income in the second quarter of $136,000 versus a loss last year of $123,000 on the strength of a significant increase in revenues from low margin government contracts. The Clinical Laboratory Services segment had an operating loss of $67,000 for the second quarter of 2000 versus income of $60,000 for the same period last year due to competitive pricing pressure resulting in lower gross margin, higher R&D expenditures on new molecular tests, increased promotion expenses, and increased management costs. The Laboratory Instrumentation segment's operating loss remained approximately the same at $300,000 for each period, due to lower than expected sales. Management does not expect a return to profitability before the end of 2000. Additionally, the segment has contributed significant technical expertise to the design and development of the prototype pressure cycling technology Barocycler instruments. The operating loss of the Other segment increased to $551,000 from $395,000 in the prior year's period due to planned, higher R&D expenditures. The Company continues to invest heavily in the areas of pressure cycling technology and the drug discovery program, through its subsidiaries BBI BioSeq and Panacos Pharmaceuticals, respectively. Management intends to reduce the operating losses of the Other segment in the area of PCT through research and development alliances, which will supplement the expenditures of the Company.

The Company now expects to relinquish control of Panacos, by the end of the year, by the sale of more than fifty percent of that company's common stock to third party investors. This will cause a change from consolidation to equity accounting of the Panacos results.

    Net interest expense increased from $89,000 in 1999 to $211,000 in 2000. Throughout the second quarter of 2000, the Company carried a higher average debt balance than in the prior year period. In addition to a higher borrowing balance, the Company continued to feel the effects of rising interest rates.

    The Company continued to benefit for income taxes at a 38% rate. Management has reviewed the realizability of its tax assets and has determined that based on its plan to return to profitability, and anticipated utilization of such assets, this benefit rate is appropriate.

    Net loss increased to $292,000 in the second quarter 2000 from $225,000 in the comparable prior year period as a result of the items discussed above.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    Total revenue increased 4.3%, or $601,000, to $14,585,000 for the six months ended June 30, 2000 versus $13,984,000 for the comparable period of 1999. This increase was the result of a $1,412,000 increase in service revenue from $7,036,000 to $8,448,000, partially offset by a $811,000 decrease in product revenue from $6,947,000 to $6,136,000. The decrease in product revenue is associated with lower than expected sales of Basematrix, and Seroconversion and Performance Panels at the Diagnostics segment in the first quarter of 2000, and a lower level of contract manufacturing at the Laboratory Instrumentation segment. The Diagnostics segment revenue in the first quarter of 2000 was adversely impacted by turnover in the sales and marketing and the materials management workforces, as well as transitional issues with its ERP business system newly implemented in November 1999. The first quarter of 2000 was the first full period of operation under this system and new procedures in materials, manufacturing, and purchasing caused some inefficiencies. Most of these procedures have since been resolved. This was partially offset by strong sales increases in the Accurrun product line and characterized sera sales as compared to the first half of 1999. The $1,411,000 increase in service revenue was primarily a result of the Biotech operating segment, which realized significant revenue increases in contract research and repository services, led by an AIDS vaccine support contract and two new repository contracts.

    Gross profit decreased 3.7%, or $197,000, to $5,044,000 for the six months ended June 30, 2000 versus $5,241,000 for the comparable period of 1999. Product margins increased from 47.7% in 1999 to 50.8% in 2000 while service margins decreased from 27.3% to 22.7%. The increase in product margins is primarily due to the Diagnostics segment, which benefited from increased demand for Accurun products and certain custom OEM products within its quality control product line. The decrease in service margins was primarily due to two factors: increased competition in the testing market faced by the Clinical Laboratory Services segment; and lower margins at the Biotech segment as their significant revenue growth was earned from low margin government contracts.

    Research and development expenditures remained flat in the first half of 2000 as compared to the same period in the prior year. The Company continued to focus its development efforts within the Other segment, which includes BioSeq and Panacos. The increased research and development expenditures in the areas of PCT and DDP were primarily focused on technical progress in the lab, writing grant applications to provide financial support, legal support for patent applications by Panacos, and designing the next generation of the Barocycler. These increased expenditures were partially offset by decreased R&D expenditures at the Laboratory Instrumentation segment, as the PlateMate program was discontinued. Additionally, in September 1999, BioSeq was moved from its pre-acquisition location in Woburn, MA to Gaithersburg, MD, where it shares space with the Biotech segment. This move has resulted in increased efficiencies for the PCT effort, lower facility costs, and greater access to both scientific professionals and laboratory equipment.

    Selling and Marketing decreased 7.4%, or $155,000, to $1,953,000 for the six months ended June 30, 2000 from $2,108,000 in the prior year. This decrease was a result of the turnover in some key positions at the Diagnostics segment, which temporarily reduced personnel and travel costs. Some of these positions were filled early in the third quarter of 2000.

    General and administrative costs increased 24.2%, or $535,000, to $2,747,000 for the six months ended June 30, 2000 from $2,212,000 in the prior year period as a result of several factors. The corporate reorganization (announced in July 1999) added several executive level employees to the general and administrative financial statement line item of the income statement. Additionally, $166,000 of the general and administrative personnel expenses incurred during the first and second quarters of 1999 were capitalized into the ERP system implementation in accordance with applicable accounting standards. The Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000. The Company also incurred significant professional fees during the first quarter as it transferred the technology of its Drug Discovery Program into a separate subsidiary, Panacos Pharmaceuticals, Inc. During the first half of 2000, the Company continued to move forward with its plan to sell a significant equity position in Panacos to third party investors which would have the benefits of raising significant capital required to develop Panacos' technology and to cause BBI to relinquish control of Panacos thus allowing a change from consolidation to equity accounting relative to the Company's share of Panacos' losses.

Consolidated loss from operations increased to $1,148,000 for the first half of 2000 versus a loss of $570,000 in the prior period of 1999. The Diagnostics segment operating income decreased to $833,000 from $1,038,000 as a result of higher expenditures on R&D in 2000 compared to last year and the beneficial affect on 1999's operating income of capitalized salaries for the ERP System implementation. Biotech operated at breakeven for the first half of 2000 versus a loss of $241,000 for the same period last year on the strength of significantly higher revenue from government contracts, which more than offset their relatively low gross margins. The Clinical Laboratory Services segment had an operating loss of $194,000 for the first half of 2000 versus income of $135,000 for the same period last year due to a combination of circumstances: competitive pricing pressure resulting in lower gross margins, higher R&D expenditures for new molecular tests, increased promotion expenses, and increased management costs as a result of the reorganization. The Laboratory Instrumentation segment's operating loss increased slightly to $590,000 as compared to $502,000 for the same period in the prior year, primarily due to lower revenue. Management does not expect a return to profitability before the end of 2000. Additionally, the segment has contributed significant technical expertise to the design and development of the prototype Barocycler instruments. The operating loss of the Other segment increased to $1,181,000 from $1,000,000 in the prior year period due to planned, higher R&D expenditures. The Company continues to invest heavily in the areas of pressure cycling technology and the drug discovery program, through its subsidiaries BBI BioSeq and Panacos Pharmaceuticals, respectively. Management intends to reduce the operating losses of the Other segment in the area of PCT through research and development alliances, which will supplement the expenditures of the Company.

As mentioned above, the Company now expects to relinquish control of Panacos, by the end of the year, by the sale of more than fifty percent of that company's common stock to third party investors. This will cause a change from consolidation to equity accounting of the Panacos results.

Net interest expense increased from $176,000 in 1999 to $405,000 in 2000. Throughout the first half of 2000, the Company carried a higher average debt balance than in the comparable prior year period. In addition to a higher borrowing balance, the Company continued to feel the effects of rising interest rates.

The Company continued to benefit for income taxes at a 38% rate. Management has reviewed the realizability of its tax assets, and has determined that based on its plan to return to profitability, and anticipated utilization of such assets, this benefit rate is appropriate.

Net loss increased to $962,000 in the first half of 2000 from $462,000 in the comparable prior year period as a result of the items discussed above.


LIQUIDITY AND FINANCIAL CONDITION

    At June 30, 2000, the Company had cash and cash equivalents of approximately $260,000, and working capital of $4,888,000. Gross trade accounts receivable decreased $72,000 as cash receipts slightly outpaced new sales. Inventory increased $629,000 or 9.1% due to increased purchases of critical raw materials, and production of HIV subtype viral stocks under a Material Transfer Agreement signed with the NIH. Management intends to continue to focus its efforts on utilizing existing inventory where possible, while continuing to purchase those critical, hard to find raw materials in short supply.

The Company's working capital position as of June 30, 2000 was adversely affected by the classification of its $5,820,000 line-of-credit balance as short-term debt. The Company reclassified the debt because in the first and second quarters of

2000, it violated a financial covenant limiting the amount of allowable losses. There have been no payment defaults. The Company expects to complete negotiations and close on a new facility in the near future. In the meantime, there have been no changes in the financial terms or availability formula under the existing line-of-credit agreement.

    On April 5, 2000, the Company borrowed $2,446,573 (net) under a mortgage agreement on its West Bridgewater, MA facility. The Company used these funds to reduce the outstanding balance on its line-of-credit. The mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be 0.75% greater than the bank base rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants by which a default in its line-of-credit covenants will cause a default on this note. The Company has received a waiver from this lending institution regarding the covenant violation. Payments due on this mortgage are based on a 20 year amortization schedule.

    In February of 2000, the Company received notice that certain warrant holders exercised warrants to purchase 500,000 shares of the Company's common stock. This exercise will result in proceeds to the Company of approximately $2,100,000. The holders of the warrants are required to pay the exercise price when the registration of the underlying shares is effective. The Company currently expects the registration of the underlying shares to be declared effective by the Securities and Exchange Commission in the next few months.

    Net cash used in operations for the six months ended June 30, 2000 was $904,000 as compared to cash use of $516,000 in the comparable period last year. This increase in operational use of cash was primarily the result of inventory raw material purchases.

    Cash used in investing activities was $1,069,000 in the first six months of 2000 versus $1,181,000 for the comparable prior year period. During the six months ended June 30, 2000, the Company's Biotech segment invested $561,000 to build-out its new repository facility in Frederick Maryland. In addition, significant investments were made for laboratory and manufacturing equipment. The Company capitalized approximately $166,000 of general and administrative expenses relative to the implementation of its ERP system in the first six months of 1999.

    Cash provided by financing activities was $1,919,000 in the first six months of 2000 versus $1,804,000 for the comparable prior year period. During the six months ended June 30, 2000, the net cash provided by debt consisted of the mortgage loan of approximately $2,446,573 (net) discussed above, less net repayments on the line-of-credit of $1,183,000. In addition, cash of approximately $655,000 was received from the exercise of stock options and warrants, exclusive of the 500,000 warrants awaiting registration discussed above.

    The Company believes that existing cash balances, the borrowing capacity available under the existing line of credit (or its replacement), and proceeds from the exercise of the 500,000 warrants to purchase the Company's common stock, are sufficient to fund operations and anticipated capital expenditures in 2000. However, the Company is also exploring additional financing options, including issuing equity or subordinated convertible debt, to strengthen its cash position.

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

    During the fourth quarter of 1999 the Company completed the ERP implementation at two of the Company's subsidiaries. The other subsidiaries received upgraded, Year 2000 compliant versions of existing software. The Company spent less than $200,000 to prepare for Y2K. This amount includes the cost to upgrade existing software packages to compliant versions, use of existing resources to execute surveys and measure results, and incremental costs associated with other infrastructure areas. This amount excludes all costs associated with the implementation of the ERP Systems, which was completed for reasons beyond Y2K compliance.

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

    Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: inability of the Company to develop the end user market for quality control products; inability of the Company to integrate the laboratory instrumentation business into the Company's business; inability of the Company to grow laboratory instrumentation sales to the extent anticipated; failure to obtain the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; continued pricing pressure from increasing competition in the specialty testing market; the possibility that the Company may not be successful in commercializing current R&D projects, may not have the resources to complete the projects, may not be able to complete the development of certain technologies, or that the projects may take longer than expected to complete; inability of the Company to secure equity financing for Panacos; inability of the Company to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for the production of certain of its products; significant reductions in purchases by any of the Company's major customers; and the potential insufficiency of Company resources, including capital, human resources, plant and equipment and management systems, to accommodate any future growth. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 (SEC File No. 333-10759) and in its annual report on Form 10-K for the year ended December 31, 1999 and its quarterly report on Form 10-Q for the quarter ended March 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 1999.

BOSTON BIOMEDICA, INC.

PART II.  OTHER INFORMATION


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The June 30, 2000 balance sheet reflects the classification of the Company's outstanding line-of-credit balance, in the amount of $5,820,000 as of June 30, 2000, as short-term debt. The Company reclassified the debt because in the first and second quarters of 2000, it violated a financial covenant limiting the amount of allowable losses. There have been no payment defaults. The Company expects to complete negotiations and close on a new facility in the near future. In the meantime, there have been no changes in the financial terms or availability formula under the existing line-of-credit agreement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

    (a) EXHIBITS

    EXHIBIT NO.

    3.1      Amended and Restated Articles of Organization of the Company*

    3.2      Amended and Restated Bylaws of the Company*

    4.1      Specimen Certificate for Shares of the Company's Common Stock*

    4.2 Description of Capital Stock (contained in the Amended and Restated Articles of Organization of the Company filed as Exhibit 3.1)*

    10.22    Mortgage and Security Agreement dated March 31, 2000

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

                                        BOSTON BIOMEDICA, INC.

    Date:  AUGUST 14, 2000            By   /s/ KEVIN W. QUINLAN
         --------------------         ------------------------------------------
                                           Kevin W. Quinlan
                                           President and Chief Operating Officer
                                           and Principal Accounting and
                                           Financial Officer

                              BOSTON BIOMEDICA, INC

                                  EXHIBIT INDEX

EXHIBIT INDEX

    EXHIBIT NO.

    3.1        Amended and Restated Articles of Organization of the Company*

    3.2        Amended and Restated Bylaws of the Company*

    4.1        Specimen Certificate for Shares of the Company's Common Stock*

    4.2        Description of Capital Stock (contained in the Amended and
               Restated Articles of Organization of the Company filed as Exhibit
               3.1)*

    10.22      Mortgage and Security Agreement dated March 31, 2000

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