Form 10-Q
period 2000-09-30
BOSTON BIOMEDICA INC
filed 2000-11-14
CIK 830656

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2000, or

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

                                                         Yes [X]         No [ ]

     The number of shares outstanding of the Registrant's only class of common stock as of October 31, 2000 was 5,647,097.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                         For the Three Months Ended       For the Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                             2000           1999             2000            1999
                                                        ------------    ------------    ------------    ------------
REVENUE:
   Products .........................................   $  2,643,965    $  3,649,818    $  8,780,907    $ 10,597,343
   Services .........................................      3,857,180       3,830,124      12,304,959      10,866,421
                                                        ------------    ------------    ------------    ------------
         Total revenue ..............................      6,501,145       7,479,942      21,085,866      21,463,764

COSTS AND EXPENSES:
   Cost of product sales ............................      1,552,374       1,780,760       4,570,407       5,411,944
   Cost of services .................................      2,868,835       2,794,385       9,390,866       7,906,037
   Research and development .........................        717,934         891,145       2,210,788       2,382,206
   Selling and marketing ............................        936,329       1,021,324       2,889,042       3,129,141
   General and administrative .......................      1,621,182       1,291,832       4,368,673       3,503,497
   Impairment of intangible asset ...................      1,464,220            --         1,464,220            --
                                                        ------------    ------------    ------------    ------------
         Total operating costs and expenses .........      9,160,874       7,779,446      24,893,996      22,332,825

         Loss from operations .......................     (2,659,729)       (299,504)     (3,808,130)       (869,061)

Interest income .....................................          8,675           2,941           9,097           3,796
Interest expense ....................................       (389,582)       (118,143)       (794,442)       (294,891)
                                                        ------------    ------------    ------------    ------------

         Loss before income taxes ...................     (3,040,636)       (414,706)     (4,593,475)     (1,160,156)

Income taxes (expense) benefit ......................     (1,725,347)        157,588      (1,135,267)        440,860
                                                        ------------    ------------    ------------    ------------

         Net loss ...................................   $ (4,765,983)   $   (257,118)   $ (5,728,742)   $   (719,296)
                                                        ============    ============    ============    ============


          Net loss per share, basic and diluted .....   $      (0.85)   $      (0.05)   $      (1.02)   $      (0.15)

Number of shares used to calculate net loss per share
          Basic and diluted .........................      5,623,803       4,769,003       5,617,661       4,669,217




        The accompanying notes are an integral part of the Consolidated
                              Financial Statements


                                    Page - 2

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     September 30,   December 31,
                                                                         2000            1999
                                                                     ------------    ------------
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ....................................   $  2,525,402    $    314,923
    Accounts receivable, less allowances of $848,655 in 2000 and
       $746,797 in 1999 ..........................................      5,377,337       6,446,318
    Inventories ..................................................      7,273,526       6,917,916
    Prepaid expenses and other current assets ....................        372,883         344,353
    Deferred income taxes ........................................           --           934,790
                                                                     ------------    ------------
                Total current assets .............................     15,549,148      14,958,300
                                                                     ------------    ------------

Property and equipment, net ......................................      8,203,128       8,295,024

OTHER ASSETS:
    Goodwill and other intangibles, net ..........................        966,058       2,589,310
    Deferred income taxes ........................................           --           220,535
    Notes receivable and other ...................................        364,048          99,171
                                                                     ------------    ------------
                                                                        1,330,106       2,909,016
                                                                     ------------    ------------
              TOTAL ASSETS .......................................   $ 25,082,382    $ 26,162,340
                                                                     ============    ============


            LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
    Accounts payable .............................................   $  2,051,983    $  2,552,268
    Accrued compensation .........................................      1,340,134       1,189,140
    Other accrued expenses .......................................      1,089,507       1,141,154
    Current maturities of long-term debt .........................      5,826,321          22,414
    Deferred revenue and other current liabilities ...............         79,985            --
                                                                     ------------    ------------
                Total current liabilities ........................     10,387,930       4,904,976
                                                                     ------------    ------------

LONG-TERM LIABILITIES:
    Long-term debt, less current maturities ......................      2,523,511       7,145,651
    Convertible debentures, net ..................................      2,562,950            --
    Deferred rent and other liabilities ..........................        337,779         465,590

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 20,000,000 shares authorized in
       2000 and 1999; 5,646,659 issued and outstanding in 2000 and
       4,773,365 in 1999 .........................................         56,467          47,734
    Additional paid-in capital ...................................     20,389,973      16,809,242
    Receivable for exercised warrants ............................     (2,236,633)           --
    Accumulated deficit ..........................................     (8,939,595)     (3,210,853)
                                                                     ------------    ------------
                Total stockholders' equity .......................      9,270,212      13,646,123
                                                                     ------------    ------------
             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ............   $ 25,082,382    $ 26,162,340
                                                                     ============    ============

         The accompanying notes are an integral part of the Consolidated
                              Financial Statements


                                    Page - 3

                    BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                         2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                -----------  -------------
  Net loss .................................................         $(5,728,742) $    (719,296)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization ............................           1,402,509      1,126,511
  Non-cash interest expense on convertible debentures ......             153,359           --
  Impairment of intangible assets ..........................           1,464,220           --
  Provision for doubtful accounts ..........................             105,074        171,103
  Other liabilities ........................................              63,408       (279,504)
  Deferred income tax valuation allowance ..................           1,155,325       (100,711)
  Loss on disposal of property and equipment ...............               4,722           --
  Changes in operating assets and liabilities:
    Accounts receivable ....................................             963,907        321,225
    Inventories ............................................            (355,610)      (231,708)
    Prepaid expenses and other current assets ..............             (28,530)      (324,644)
    Accounts payable .......................................            (500,285)      (108,924)
    Accrued compensation and other expenses ................              99,347        121,664
    Deferred revenue .......................................               4,808       (660,877)
                                                                     -----------    -----------
        Net cash used in operating activities ..............          (1,196,488)      (685,161)
                                                                     -----------    -----------

CASH FLOWS FOR INVESTING ACTIVITIES:
  Payments for additions to property and equipment .........          (1,147,110)    (1,643,779)
  Change in deposits and other assets ......................             (18,424)        11,992
                                                                     -----------    -----------
        Net cash used in investing activities ..............          (1,165,534)    (1,631,787)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage, net ..............................           2,446,573           --
  Proceeds from issuance of convertible debentures, net ....           2,544,350           --
  Proceeds from issuance of warrants .......................             326,643
  Proceeds from issuance of common stock ...................             674,922        224,488
  (Repayments) Borrowings on line of credit ................          (1,383,016)     2,191,836
  Repayments of long-term debt .............................             (36,971)       (11,533)
                                                                     -----------    -----------

        Net cash provided by financing activities ..........           4,572,501      2,404,791
                                                                     -----------    -----------

INCREASE IN CASH: ..........................................           2,210,479         87,843
  Cash and cash equivalents, beginning of period ...........             314,923        146,978
                                                                     -----------    -----------
  Cash and cash equivalents, end of period .................         $ 2,525,402    $   234,821
                                                                     ===========    ===========

        The accompanying notes are an integral part of the Consolidated
                              Financial Statements

                                    Page - 4

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     Basis of Presentation
-----------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in both the Form 10-K filing for the fiscal year ended December 31, 1999 and the Form 10-Q filings for both the three months and six months ended March 31, 2000 and June 30, 2000, respectively, for Boston Biomedica, Inc. and Subsidiaries ("the Company" or "Boston Biomedica"). Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year's presentation.

(2)     Use of Estimates
------------------------

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

(3)     Inventories
-------------------

    Inventories consist of the following:

                                 September 30,  December 31,
                                     2000           1999
                                  ----------     ----------
Raw materials ................    $3,562,920     $2,675,735
Work-in-process ..............     1,382,328      1,845,778
Finished goods ...............     2,328,278      2,396,403
                                  ----------     ----------
                                  $7,273,526     $6,917,916
                                  ==========     ==========

(4) Segment Reporting and Related Information
---------------------------------------------


     The Company has five operating segments. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products and test kit components. The Biotech segment pursues third party contracts, primarily with agencies of the United States Government, to help fund the development of products and services for the other segments. The Clinical Laboratory Services segment performs specialty infectious disease testing for hospitals, blood banks, doctors and other clinical laboratories, primarily in North America. The Laboratory Instrumentation segment sells laboratory instruments primarily to the worldwide in vitro diagnostics industry on an OEM basis, and also performs in-house instrument servicing. Finally, the "Other" segment's two R&D operations do not currently have any product or service revenue, and none is expected in the near future. Their revenue to date consists of both private and public (NIH) funding of segment research. Most of the expenditures by this segment are for R&D expenses, and general management expenses including patent costs. The Company continues to seek funding from both private and public sources to minimize the impact of their development costs on the Company's overall operating results.


                                    Page - 5

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

(4) Segment Reporting and Related Information - continued
---------------------------------------------------------


    Operating segment information is as follows (in thousands):


Segment revenue:                            Three Months              Nine Months
----------------                           Ended Sept. 30,          Ended Sept. 30,
                                         2000         1999         2000         1999
                                       --------     --------     --------     --------
Diagnostics .......................    $  2,593     $  3,166     $  8,102     $  8,696
Biotech ...........................       1,719        1,504        5,779        4,320
Clinical Laboratory Services ......       2,001        2,677        6,613        7,346
Laboratory Instrumentation ........         460          611        1,717        2,537
Other .............................         153           80          421          163
Eliminations ......................        (425)        (558)      (1,546)      (1,598)
                                       --------     --------     --------     --------
   Total revenue ..................    $  6,501     $  7,480     $ 21,086     $ 21,464
                                       ========     ========     ========     ========



Segment operating income (loss):            Three Months              Nine Months
--------------------------------           Ended Sept. 30,          Ended Sept. 30,
                                         2000         1999         2000         1999
                                       --------     --------     --------     --------

Diagnostics .......................    $    246     $    793     $  1,079     $  1,831
Biotech ...........................        (151)        (192)        (167)        (357)
Clinical Laboratory Services ......        (150)         102         (344)         237
Laboratory Instrumentation ........      (1,991)        (420)      (2,581)        (921)
Other .............................        (614)        (583)      (1,795)      (1,659)
                                       --------     --------     --------     --------
   Total loss from operations .....    $ (2,660)    $   (300)    $ (3,808)    $   (869)
                                       ========     ========     ========     ========



Identifiable segment assets:               September 30,              December 31,
----------------------------                    2000                      1999
                                           -------------             -------------
Diagnostics .......................        $      11,489             $      12,170
Biotech ...........................                4,772                     4,643
Clinical Laboratory Services ......                2,795                     3,188
Laboratory Instrumentation ........                1,976                     3,789
Corporate .........................                3,034                     1,205
Other .............................                1,016                     1,167
                                           -------------             -------------
   Total assets ...................        $      25,082             $      26,162
                                           =============             =============


                                    Page - 6

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

(5)  Recent Accounting Standards
--------------------------------

     In  March  2000,  the  Financial  Accounting  Standard  Board  issued  FASB
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations for the quarter ended September 30, 2000.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles, in the United States, to revenue recognition in financial statements. SAB 101B amends SAB 101; accordingly, this bulletin is now scheduled to become effective for the Company's fourth quarter ended December 31, 2000. The Company is currently assessing the impact that SAB 101B may have on its financial statements.

(6)  Computation of Net Loss per Share
--------------------------------------

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities of 155,153 and 145,037, and 376,965 and 79,165 were not included in the computation of diluted loss per share because to do so would have reduced the loss per share for the three and nine months ended September 30, 2000 and 1999, respectively.

(7)  Stock Purchase Warrants / Contingencies
--------------------------------------------

     On February 17, 2000, the Company received notice that Paradigm Group, LLC exercised 500,000 warrants. This exercise will result in proceeds to the Company of approximately $2,100,000, net of transaction costs. The holders of the warrants are required to pay the exercise price when the registration of the underlying shares is effective. The Company recorded a receivable as a contra equity account to reflect the shares as outstanding, as of the exercise date. The Company considers these shares to be issued and outstanding, although the shares have not been delivered to the warrant holders as of early November 2000, and will not be delivered until the registration statement is declared effective and the shares have been paid for. Additionally, the Company accrued a broker fee related to the warrant exercise which is payable upon receipt of the exercise proceeds. This broker fee of $133,500 was recorded as an offset to additional paid-in capital.

     On August 18, 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. Paradigm Group, LLC is a selling shareholder in the Company's registration statement of the on Form S-3 which has been filed with the Securities and Exchange Commission but which has not yet been declaired effective. The suit, filed in the Circuit Court of Cook County, Illinois, alleges breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of warrants to purchase up to 500,000 shares of the Company's common stock, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. Paradigm Group, LLC seeks several remedies, including $3,000,000 in damages or unspecified monetary damages, return of the $42,500 purchase price for the warrants and rescission of its exercise of the warrants, and unspecified punitive damages. The Company believes this complaint to be without merit and intends to vigorously defend this matter and collect the proceeds due to the Company.
                                    Page - 7

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

(8)  Debt
---------

     The September 30, 2000 balance sheet reflects the classification of the Company's outstanding line-of-credit balance as short-term debt. The Company reclassified the debt because in the first, second and third quarters of 2000, it violated a financial covenant limiting the amount of allowable losses. There have been no payment defaults. In the meantime, there have been no changes in the financial terms or availability formula under the existing line-of-credit agreement.

     On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003, (the "Debentures"). Proceeds to the Company, net of a 5% original issue discount and debt issuance costs, amounted to $2,870,993, of which $327,000 has been allocated to the relative fair value of the associated common stock purchase warrants. The Debentures are convertible into the Company's common stock commencing November 24, 2000, at a conversion price equal to the lesser of (i) $3.36 per share or (ii) 90% of the average of the five lowest volume weighted average sales prices of Common Stock as reported by Bloomberg L.P. during the twenty-five business days immediately preceding the date on which the Debenture holders notify the Company of their intention to convert all or part of the Debenture into Common Stock. In connection with this transaction, the Company also issued warrants to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share.

     Interest on the Debentures is payable quarterly in arrears commencing September 30, 2000. The Debentures are subordinate to both the Company's line of credit and mortgage on its West Bridgewater, MA facility. The Company will use the proceeds from the aforementioned transactions for completion of its West Bridgewater, MA manufacturing facility and for general corporate and working capital purposes.

     The Company may elect at any time to redeem all or any portion of the remaining unpaid principal amount of the Debentures for cash. In addition, upon receipt of a notice of conversion from a holder of the Debentures, the Company may elect to redeem that portion being converted for cash in lieu of common stock of the Company. In both cases, the redemption price equals the number of shares of common stock into which the Debenture being redeemed is convertible, times the average closing bid price of the Company's common stock for the five preceding trading days.

     The Securities Purchase Agreements and related documents place certain restrictions on the Company's ability to incur additional indebtedness, to make certain payments, investments, loans, guarantees and/or transactions with affiliates, to sell or otherwise dispose of a substantial portion of assets, and/or to merge or consolidate with an unaffiliated entity.

     Original issue discount and associated debt issuance costs of $162,500 and $216,500, respectively, are being amortized ratably over the three year life of the underlying debt as additional interest expense. Also, in accordance with Emerging Issues Task Force Issue 98-5, proceeds of $351,000 have been allocated to the beneficial conversion feature of the Debentures by decreasing the value of the debt and increasing additional paid in capital. The amount allocated to the beneficial conversion feature will be expensed over the initial 90 day non-convertible period. The remaining difference between the relative fair value of the Debentures and the face value of the Debentures (as a result of the $327,000 of proceeds allocated to the warrants) will be expensed as interest expense over the three- year term of the Debentures. In the third quarter of 2000, the Company recorded interest expense of $153,000 related to amortization of the debt discount, the warrants and the beneficial conversion feature of the Debentures.

                                    Page - 8

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

(8)  Debt - continued
---------------------

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

(9)  Revenue Recognition
------------------------

     For further information regarding the Company's revenue recognition policies, refer to the consolidated financial statements and footnotes thereto included in both the Form 10-K filing for the fiscal year ended December 31, 1999 and the Form 10-Q filings for both the three months ended March 31, 2000 and the three and six months ended June 30, 2000 for Boston Biomedica, Inc. and Subsidiaries.

     Revenue for service and research and development contracts, in addition to revenues associated with long-term contracts, is recognized when the customer is contractually obligated to pay and the fees are not refundable.

(10)  Income Taxes
------------------

     For further information regarding the Company's income tax accounting policies, refer to the consolidated financial statements and footnotes thereto included in both the Form 10-K filing for the fiscal year ended December 31, 1999 and the Form 10-Q filings for both the three months ended March 31, 2000 and the six months ended June 30, 2000 for Boston Biomedica, Inc. and Subsidiaries.

     In the third quarter of 2000 the Company established a full valuation allowance for its deferred tax assets based on the applicable accounting standards and in consideration of incurring three consecutive years of losses. The $1,725,000 includes the write-off of $1,135,000 of deferred tax assets on the balance sheet at December 31, 1999 and tax benefits of $590,000 recognized during the first two quarters of 2000. On December 31, 1999 the Company had a loss carryforward of approximately $2,000,000 for federal and state tax purposes that was obtained through the acquisition of BioSeq, Inc. This carryforward expires from 2011 through 2018 for federal purposes and 2001 through 2003 for state purposes. In addition, the Company has a federal net operating loss carryforward at December 31, 1999 of approximately $300,000 which expires in 2019. The Company has state net operating loss carryforwards at December 31, 1999 of approximately $2,000,000 which expire at various dates from 2002 through 2019.

                                    Page - 9

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

 (11)  Impairment of Intangible Asset
-------------------------------------

     As part of an ongoing strategic review process, the Company's Board of Directors met in late September to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future. Based on information presented at this meeting and subsequent analyses showing lower revenue expectations, management has approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the assumptions associated with this revised business plan, the Laboratory Instrumentation segment's undiscounted future cash flows are now projected to be less than the carrying value of that segment's goodwill. In accordance with the provisions of "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000 to a balance of $254,000.



                                   Page - 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Three Months Ended September 30, 2000 and 1999

Revenue
-------

     Total revenue decreased 13.1%, or $979,000, to $6,501,000 for the three months ended September 30, 2000 from $7,480,000 in the third quarter of 1999. This overall decrease was primarily the result of a decrease in product revenue of 27.6% or $1,006,000, from $3,650,000 to $2,644,000

     Product Revenue. The product revenue decrease was attributable to a $816,000 decrease by the Diagnostics segment and a $194,000 decrease in the Laboratory Instrumentation segment. The Diagnostics decrease was the result of a reduced level of sales of its OEM panel products as the consolidation within the in vitro diagnostic industry has negatively affected demand for these products. These decreases were partially offset by a 21.7% increase in Accurun sales and a 136.8% increase in Characterized Disease State blood sales driven by continued strong demand from end users. Laboratory Instrumentation revenue decreased as a result of a lower level of contract manufacturing due to the timing of an order from a large customer and another customer experiencing financial difficulty causing them to place their order on hold.

     Service Revenue. The increase of approximately $27,000 in service revenue was primarily attributable to increases of $243,000 from the Diagnostics segment, $147,000 from the Biotech segment and $99,000 in the Other segment. These increases were mostly offset by a $676,000 decrease in revenue from the Clinical Laboratory Services segment. The Diagnostics increase was due to a higher level of inactivation and other manufacturing services provided to customers. The Biotech growth was due to new government contracts for both its repository and research services. The Other segment's growth was a result of funding received from both the NIH and the Consortium for Plasma Science, which partially defrayed the cost of pressure cycling technology development. The Clinical Laboratory Services' revenue declined as a result of a lower volume of molecular testing as several customers began performing these tests in-house in 2000.

Gross Profit
------------

     Overall gross profit decreased 28.4%, or $825,000, to $2,080,000 for the three months ended September 30, 2000 from $2,905,000 for the same period in 1999. Product gross profit decreased 41.6%, or $777,000, to $1,092,000 in the three months ended September 30, 2000 from $1,869,000 for the same period in 1999 and product gross margin decreased to 41.3% in third quarter of 2000, from 51.2% in the same period of 1999. Services gross profit decreased $47,000 to $988,000 for the three months ended September 30, 2000 from $1,035,000 for the same period in 1999 and service gross margin declined to 25.6% in third quarter of 2000, from 27.0% in the same period of 1999.

     Product Gross Margin. The decrease in product gross margin was attributable to a decrease in the gross margin at the Company's Laboratory Instrumentation segment. This decrease was caused by a low level of sales activity, resulting in underutilized capacity and excess overhead costs. In addition, the Company has increased the inventory reserve for this segment by $100,000.

     Service Gross Margin. The decrease in service gross margins was primarily due to the Clinical Laboratory Service segment. The Clinical Laboratory Services' segment realized service gross margins of 27.6% in third quarter of 2000, versus 34.0% in the same period of 1999. This decrease is due to lower revenue combined with competitive pricing pressure in the molecular testing. The Company anticipates that service margins will continue to feel pressure from increased competition in the clinical testing market and is currently reviewing operations for cost savings opportunities.




                                   Page - 11

Research and Development
------------------------

     Research and development expenditures decreased 19.4%, or $173,000, to $718,000 in the third quarter of this year as compared to $891,000 in the same period last year. Laboratory Instrumentation segment expenditures declined $119,000 as the PlateMate program was discontinued in September of 1999. In addition, there was a decline in the Other segment R&D expenditures as a result of lower occupancy costs for BBI BioSeq from its move from its pre-acquisition location in Woburn, MA to Gaithersburg, MD, where it shares space with the Biotech segment. This move has resulted in increased efficiencies for the PCT effort, lower facility costs, and greater access to both scientific professionals and laboratory equipment.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased by 8.3%, or $85,000, to $936,000 for the three months ended September 30, 2000 from $1,021,000 in the prior year. This decrease was a result of a slight reduction in promotion costs and continued vacancy in several key positions at the Diagnostics segment.

General and Administrative
--------------------------

     General and administrative costs increased 25.5%, or $329,000, to $1,621,000 for the three months ended September 30, 2000 from $1,292,000 in the prior year. This increase was as a result of the corporate reorganization (announced in July 1999) which added several executive level employees to the general and administrative financial statement line item of the income statement coupled with a significant increase in professional consulting services in connection with the Company's various transactions and regulatory filings during the quarter. Additionally, $125,000 of the general and administrative personnel expenses incurred during third quarter of 1999 were capitalized into the ERP system implementation in accordance with applicable accounting standards. The
Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000.

Impairment of Intangible Asset
------------------------------

     As part of an ongoing strategic review process, the Company's Board of Directors met in late September to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future to determine if any impairment of the segment's goodwill has occurred. Based on information presented at this meeting and subsequent analyses showing lower revenue expectations, management has approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment's undiscounted future cash flows are now projected to be less than the carrying value of that segment's goodwill. In accordance with the provisions of "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000.

Operating Loss
--------------

     Consolidated loss from operations increased to $2,660,000 in the third quarter of 2000 versus a loss of $300,000 in the third quarter of 1999. The Diagnostics segment's operating income decreased to $246,000 from $793,000 as a result of the 18.1% revenue decline. The Biotech segment's loss for the quarter ended September 30, 2000 was $151,000, a $41,000 improvement over the prior year period on the strength of higher contract revenue. The Clinical Laboratory Services segment had an operating loss of $150,000 for the third quarter of 2000 versus income of $102,000 for the same period last year due to both lower volume and competitive pricing pressure resulting in lower gross profit and margin. The Laboratory Instrumentation segment had an operating loss of $527,000 for the third quarter of 2000, excluding a partial impairment of the goodwill associated with its acquisition, versus a loss for the same period last year of $420,000, due to lower volume of contract manufacturing. At the end of the third quarter of 2000, management approved a cost reduction plan in the Laboratory Instrumentation segment including a headcount reduction, salary freeze, and sublease of excess manufacturing space. The operating loss of the Other segment increased to $614,000 from $583,000 in the prior year's period due to higher G&A expenditures related to patents and sale of equity for Panacos. The Company


                                   Page - 12
continues to invest heavily in the areas of pressure cycling technology and the drug discovery program, through its subsidiaries BBI BioSeq and Panacos Pharmaceuticals, respectively. Management anticipates a reduction of the operating losses of the Other segment in the area of PCT through research and development alliances, which will supplement the expenditures of the Company.

     The Company now expects to relinquish control of Panacos, by the end of the year, by the sale of more than fifty percent of that company's equity to third party investors. This will cause a change from consolidation to the cost method of accounting for Panacos' results.

Interest Expense
----------------

     Net interest expense increased from $115,000 in 1999 to $381,000 in 2000. Throughout the third quarter of 2000, the Company carried a higher average debt balance and interest rate than in the prior year period. In addition, amortization of the beneficial conversion feature, warrant costs and debt discount associated with the Company's August 2000 issuance of $3,250,000
3% senior subordinated convertible debentures contributed an additional $153,000 of interest expense.

Income Taxes
------------

     In the third quarter of 2000 the Company established a full valuation allowance for its deferred tax assets as a result of incurring three consecutive years of losses. In the third quarter of 1999 the Company recorded a income tax benefit at a combined rate of 38%.

Net Loss
--------

     Net loss increased to $4,766,000 in the third quarter 2000 from $257,000 in the comparable prior year period as a result of the items discussed above.


Nine Months Ended September 30, 2000 and 1999

Revenue
-------

     Total revenue decreased 1.8%, or $378,000, to $21,086,000 for the nine months ended September 30, 2000 from $21,464,000 in the same period of 1999. This decrease was the result of a $1,816,000 decrease in product revenue from $10,597,000 to $8,781,000, partially offset by a $1,439,000 increase in service revenue from $10,866,000 to $12,305,000.

     Product Revenue. The product revenue decrease was attributable to a $1,069,000 decrease in the Diagnostics segment and a $733,000 decrease in the Laboratory Instrumentation. The Diagnostics decrease was primarily the result of a reduced level of sales of its OEM panel products as the consolidation within the in vitro diagnostic industry has negatively affected demand for these products coupled with lower than expected sales of Basematrix and Seroconversion panels. These decreases were partially offset by an increase in Accurun and Characterized Disease State blood product sales. The Laboratory Instrumentation segment decreased due to a lower level of contract manufacturing due to the timing of an order from a large customer and another customer experiencing financial difficulty causing them to place their order on hold.

     Service Revenue. The increase in service revenue was primarily attributable to increases of $483,000 from the Diagnostics segment, $1,459,000 from the Biotech segment and $258,000 in the Other segment, partially offset by a $733,000 decrease in revenue from the Clinical Laboratory Services segment. The growth in Diagnostics was related to increased service work for IVD manufacturers including plasma inactivations. The Biotech segments growth was due to new government contracts for both its repository and research services. The Other segment's growth was a result of funding received from both the NIH and the Consortium for Plasma Science, which partially defrayed the cost of pressure cycling technology development. The Clinical Laboratory Services' revenue declined as a result of a lower volume of molecular testing as several customers began performing these tests in-house in 2000.

                                   Page - 13

Gross Profit
------------

     Overall gross profit decreased 12.5%, or $1,021,000, to $7,125,000 in the nine months ended September 30, 2000 from $8,146,000 for the same period in 1999. Product gross profit decreased 18.8%, or $974,000, to $4,211,000 in the nine months ended September 30, 2000 from $5,185,000 for the same period in 1999 and product gross margin decreased to 48.0% in first nine months of 2000, from 48.9% in the same period of 1999. Services gross profit decreased $46,000 to $2,914,000 in the nine months ended September 30, 2000 from $2,960,000 for the same period in 1999 and service gross margin declined to 23.7% in first nine months of 2000, from 27.2% in the same period of 1999.

     Product Gross Margin. The 0.9% decrease in product gross margin was due entirely to a 17.8% decrease in the gross margin of the Laboratory
Instrumentation operating segment. This decrease was due to a lower level of sales activity, resulting in underutilized capacity and excess overhead costs. In addition, the Company has increased the inventory reserve for this segment by $100,000.

     Service Gross Margin. The 3.5% decrease in service gross margins was due to decreases in the Clinical Laboratory Service segment and in the Biotech segment. The Clinical Laboratory Services' segment realized service gross margins of 27.7% in first nine months of 2000, versus 31.1% in the same period of 1999. This decrease is due to lower revenue combined with competitive pricing pressure in molecular testing. The Biotech segment realized service gross margins of 15.5% in first nine months of 2000, versus 23.6% in the same period of 1999 due to an increase in low margin government contracts. The Company anticipates that service margins will continue to feel pressure from increased competition in the clinical testing market and is currently reviewing operations for cost savings opportunities.

Research and Development
------------------------

     Research and development expenditures decreased 7.2%, or $171,000, to $2,211,000 in the first nine months of this year as compared to $2,382,000 in the same period last year. As was the case last quarter, the Company continued to emphasize development efforts within the Other segment which includes BBI BioSeq ("BioSeq") and Panacos Pharmaceuticals ("Panacos"). Other segment R&D expenditures increased $142,000 to $1,265,833 for the nine month period ended September 30, 2000. This increase was more than offset by a decrease at the Laboratory Instrumentation segment in R&D spending of $308,000, as the PlateMate program was discontinued in September 1999. Additionally, in September 1999, BBI BioSeq was moved from its pre-acquisition location in Woburn, MA to Gaithersburg, MD, where it shares space with the Biotech segment. This move has resulted in increased efficiencies for the PCT effort, lower facility costs, and greater access to both scientific professionals and laboratory equipment.

Selling and Marketing
---------------------

     Selling and marketing expenses decreased by 7.7%, or $240,000, to $2,889,000 for the nine months ended September 30, 2000 from $3,129,000 in the prior year. This decrease was a result of a slight reduction in promotion and travel costs, and vacancies in several key positions at the Diagnostics and Laboratory Instrumentation segments. Some of these positions were filled early in the third quarter of 2000.

General and Administrative
--------------------------

     General and administrative costs increased 24.7%, or $866,000, to $4,369,000 for the nine months ended September 30, 2000 from $3,503,000 in the prior year. This increase was as a result of the corporate reorganization (announced in July 1999) which added several executive level employees to the general and administrative financial statement line item of the income statement coupled with an increase of professional consulting services. Additionally, $290,000 of the general and administrative personnel expenses incurred during first nine months of 1999 were capitalized into the ERP system implementation in accordance with applicable accounting standards. The Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000.

                                   Page - 14

Impairment of Intangible Asset
------------------------------

     As part of an ongoing strategic review process, the Company's Board of Directors met in late September to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future to determine if any impairment of the segment's goodwill has occurred. Based on information presented at this meeting and subsequent analyses showing lower revenue expectations, management has approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment's undiscounted future cash flows are now projected to be less than the carrying value of that segment's goodwill. In accordance with the provisions of "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000.

Operating Loss
--------------

     Consolidated loss from operations increased to $3,808,000 in the first nine months of 2000 versus a $869,000 loss in the same period of 1999. The Diagnostics segment's operating income decreased to $1,079,000 from $1,831,000 as a result of decreased revenue and the beneficial effect on 1999's operating income of capitalized salaries for the ERP System implementation. The Biotech segment's operating loss decreased to $167,000 from $357,000 for the nine months ended September 30, 2000 and 1999, due to increased revenue from government contracts. The Clinical Laboratory Services segment had an operating loss of $344,000 for the first nine months of 2000 versus income of $237,000 for the same period last year due to lower volume of testing and competitive pricing pressure resulting in lower gross margin. The Laboratory Instrumentation segment had an operating loss of $2,581,000 for the first nine months of 2000 versus a loss for the same period last year of $921,000. The year 2000 loss includes a write-down of approximately 80% of their goodwill as of the previous balance sheet date.. Excluding this, the Laboratory Instrumentation segment had an operating loss of $1,117,000 for the nine months ended September 30, 2000 as a result of continued low levels of revenue. At the end of the third quarter of
2000, management approved a cost reduction plan in the Laboratory Instrumentation segment including a headcount reduction, salary freeze, and sublease of excess manufacturing space. The operating loss of the Other segment increased to $1,795,000 from $1,659,000 in the prior year's period due to planned, higher R&D expenditures and patent related costs. The Company continues to invest heavily in the areas of pressure cycling technology and the drug discovery program, through its subsidiaries BBI BioSeq and Panacos
Pharmaceuticals, respectively. Management anticipates a reduction of the operating losses of the Other segment in the area of PCT through research and development alliances, which will supplement the expenditures of the Company.

     The Company now expects to relinquish control of Panacos, by the end of the year, by the sale of more than fifty percent of that company's equity to third party investors. This should result in a change from consolidation to cost accounting for the Panacos results.

Interest Expense
----------------

     Net interest expense increased from $291,000 in the first three quarters of 1999 to $785,000 in 2000. Throughout the first three quarters of 2000, the Company carried a higher average debt balance and interest rate than in the prior year period. In addition, amortization of the beneficial conversion feature, warrant costs and debt discount associated with the Company's August 2000 issuance of $3,250,000 3% senior subordinated convertible debentures contributed an additional $153,000 of interest expense.

Income Taxes
------------

     In the third quarter of 2000 the Company established a full valuation allowance for its deferred tax assets on the basis of the three consecutive years of losses. In first nine months of 1999 the Company recorded a income tax benefit at a combined rate of 38%.

Net Loss
--------

     Net loss increased to $5,729,000 for the nine months ended September 30, 2000 from $719,000 in the comparable prior year period as a result of the items discussed above.
                                   Page - 15

LIQUIDITY AND FINANCIAL CONDITION

     At September 30, 2000, the Company had cash and cash equivalents of approximately $2,525,000, and total working capital of $5,161,000. Gross trade accounts receivable decreased $967,000 from year end 1999 as cash receipts have outpaced new sales. Inventory increased $356,000 or 5.1% due to increased purchases of critical raw materials, and production of HIV subtype viral stocks under a Material Transfer Agreement signed with the NIH. Management intends to continue to focus its efforts on utilizing existing inventory where possible, while continuing to purchase those critical, hard to find raw materials in short supply.

     The Company's working capital position as of September 30, 2000 was adversely affected by the classification of its $5,763,000 line-of-credit balance as short-term debt. The Company reclassified the debt because in the first three quarters of 2000, it violated a financial covenant limiting the amount of allowable losses. There have been no payment defaults. The Company expects to finalize negotiations and close on a new facility by the end of the year. In the meantime, there have been no changes in the financial terms or availability formula under the existing line-of-credit agreement.

     In August 2000, the Company issued $3,250,000 of 3% Senior Subordinated Convertible Debentures due August 25, 2003; net proceeds to the Company amounted to approximately $2,871,000 after deduction of original issue discount of $162,500 and associated closing costs of $216,500. The Company will use the proceeds for completion of its West Bridgewater, MA manufacturing facility and for general corporate and working capital purposes. For accounting purposes, a portion of the cash proceeds, amounting to $327,000, has been allocated to the relative fair value of warrants issued in conjunction with these debentures. See
Note 8 entitled "Debt" to these this Form 10Q for additional accounting disclosures.

     Any conversion of these outstanding 3% senior subordinated convertible debentures and/or the exercise of outstanding warrants to purchase the Company's common stock will have a dilutive impact on our security holders. The number of shares of common stock that may ultimately be issued upon conversion of the outstanding debentures is presently undeterminable because the conversion price of the debentures is the lower of: (i) $3.36 a share or (ii) 90% of the average of the five (5) lowest volume weighted average sales prices of common stock as reported by Bloomberg, L.P. during the 25 business days immediately preceding the date on which any debenture holder notifies us that it will convert all or a part of their debenture into common stock. The terms of the debenture entitle the Company to redeem any of the outstanding debenture(s) at a redemption price equal to the number of shares of common stock into which said debenture(s) is then convertible times the average closing bid price as reported by Bloomberg L.P. for the five (5) trading days immediately prior to the date that the debenture(s) is called for redemption, plus accrued and unpaid interest. The Company may not have sufficient funds to redeem the debentures at such time if determined to be appropriate to redeem the debenture(s).

     In April 2000, the Company borrowed $2,447,000 (net) under a mortgage agreement on its West Bridgewater, MA facility. The Company used these funds to reduce the outstanding balance on its line-of-credit. The mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be 0.75% greater than the bank base rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants by which a default in its line-of-credit covenants will cause a default on this note. The Company has received a waiver from this lending institution regarding the covenant violation. Payments due on this mortgage are based on a 20 year amortization schedule.

     In February 2000, the Company received notice that Paradigm Group, LLC exercised warrants to purchase 500,000 shares of the Company's common stock. This exercise will result in proceeds to the Company of approximately $2,100,000. The holders of the warrants are required to pay the exercise price when the registration of the underlying shares is effective. The Company currently expects the registration of the underlying shares to be declared effective by the Securities and Exchange Commission in the next few months. On August 18, 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. Paradigm Group, LLC is a selling shareholder in an open, pending S-3 registration statement of the Company. The suit, filed in the Circuit Court of Cook County, Illinois, alleges breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of warrants to purchase up to 500,000 shares of the Company's common stock, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities


                                   Page - 16
and Exchange Commission. Paradigm Group, LLC seeks several remedies, including $3,000,000 in damages or unspecified monetary damages, return of the $42,500 purchase price for the warrants and rescission of its exercise of the warrants, and unspecified punitive damages. The Company believes this complaint to be without merit and intends to vigorously defend this matter and collect the proceeds due to the Company.

     The Company has outstanding warrants, with various strike prices, which are exercisable for a total of 494,744 shares of common stock. This represents approximately 8.8% of the Company"s issued and outstanding common stock based on the number of shares issued and outstanding as of September 30, 2000.

     Net cash used in operations for the nine months ended September 30, 2000 was $1,196,000 as compared to cash use of $685,000 in the comparable period last year. This increase in operational use of cash was primarily the result of higher operating losses.

     Cash used in investing activities was $1,166,000 in the first nine months of 2000 versus $1,632,000 for the comparable prior year period. During the nine months ended September 30, 2000, the Company's Biotech segment invested $580,000 to build-out its new repository facility in Frederick, Maryland. In addition, significant investments were made for laboratory and manufacturing equipment. The Company capitalized approximately $290,000 of general and administrative costs relative to the implementation of its ERP system in the first nine months of 1999.

     Cash provided by financing activities was $4,573,000 in the first nine months of 2000 versus $2,405,000 for the comparable prior year period. During the nine months ended September 30, 2000, the net cash provided by debt consisted of the mortgage loan of approximately $2,447,000 (net) and the subordinated convertible debentures of approximately $2,871,000 (net), discussed above, less net repayments on the line-of-credit of $1,383,000. In addition, cash of approximately $675,000 was received from the exercise of stock options and warrants, exclusive of the 500,000 warrants awaiting registration discussed above.

     The Company believes that existing cash balances and the borrowing capacity available under the existing line of credit (or its replacement), are sufficient to fund operations and anticipated capital expenditures for the next year. The Company continually evaluates financing options, as well as other strategic alternatives in order to maximize shareholder value.



                                   Page - 17

BOSTON BIOMEDICA, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On August 18, 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. Paradigm Group, LLC is a selling shareholder in the Company's registration statement of the on Form S-3 which has been filed with the Securities and Exchange Commission but which has not yet been declaired effective. The suit, filed in the Circuit Court of Cook County, Illinois, alleges breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of warrants to purchase up to 500,000 shares of the Company's common stock, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. Paradigm Group, LLC seeks several remedies, including $3,000,000 in damages or unspecified monetary damages, return of the $42,500 purchase price for the warrants and rescission of its exercise of the warrants, and unspecified punitive damages. The Company believes this complaint to be without merit and intends to vigorously defend this matter and collect the proceeds due to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003, (the "Debentures"). Proceeds to the Company, net of a 5% original issue discount and debt issuance costs, amounted to $2,870,993, of which $327,000 has been allocated to the relative fair value of the associated common stock purchase warrants. The Debentures are convertible into the Company's common stock commencing November 24, 2000, at a conversion price equal to the lesser of (i) $3.36 per share or (ii) 90% of the average of the five lowest volume weighted average sales prices of Common Stock as reported by Bloomberg L.P. during the twenty-five business days immediately preceding the date on which the Debenture holders notify the Company of their intention to convert all or part of the Debenture into Common Stock. In connection with this transaction, the Company also issued warrants to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share.

     The aforementioned securities were sold in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the Rules promulgated thereunder. The Company's Common Stock and the underlying Debentures and Warrants are entitled to certain registration rights.>

     Interest on the Debentures is payable quarterly in arrears commencing September 30, 2000. The Company has elected to make interest payments in cash as opposed to paying interest in shares of its common stock. The Debentures are subordinate to both the Company's line of credit and mortgage on its West Bridgewater, MA facility. The Company will use the proceeds from the aforementioned transactions for completion of its West Bridgewater, MA manufacturing facility and for general corporate and working capital purposes.

     The Company may elect at any time to redeem all or any portion of the remaining unpaid principal amount of the Debentures for cash. In addition, upon receipt of a notice of conversion from a holder of the Debentures the Company may elect to redeem that portion being converted for cash in lieu of common stock of the Company. In both cases, the redemption price equals the number of shares of common stock into which the Debenture being redeemed is convertible, times the average closing bid price of the Company's common stock for the five preceding trading days. An election by the Company to redeem rather than convert any amount of the Debentures shall be applicable to any subsequent notice of conversion received by the Company for a twenty day period following the election.

     The Securities Purchase Agreements and related documents place certain restrictions on the Company's ability to incur additional indebtedness, to make certain payments, investments, loans, guarantees and/or transactions with affiliates, to sell or otherwise dispose of a substantial portion of assets, and/or to merge or consolidate with an unaffiliated entity.



                                   Page - 18

     The Company also filed a registration statement in September 2000 seeking to register 2,070,080 of its Common Shares. This registration statement has not yet been declared effective by the Securities and Exchange Commission. The amount being registered includes (i) 135,556 shares of common stock issuable upon exercise of outstanding warrants and (ii) an estimated 967,262 shares of common stock issuable upon conversion of outstanding 3% Senior Subordinated Convertible Debentures. The number of shares issuable upon conversion of the 3% Senior Subordinated Convertible Debentures is estimated based upon an assumed conversion price of $3.36 per share. Additional shares of the Company's common stock are being registered so that a sufficient number of shares are registered in the event that the conversion price of the 3% Senior Subordinated Convertible Debentures is lower than expected.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The September 30, 2000 balance sheet reflects the classification of the Company's outstanding line-of-credit balance, in the amount of $5,762,636 as of September 30, 2000, as short-term debt. The Company reclassified the debt because in the first, second and third quarters of 2000, it violated a financial covenant limiting the amount of allowable losses. There have been no payment defaults. The Company expects to finalize negotiations and close on a new facility by the end of the year. In the meantime, there have been no changes in the financial terms or availability formula under the existing line-of-credit agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Special Meeting in Lieu of Annual Meeting of Stockholders on July 20, 2000 (the "Meeting"). A total of 4,274,914 shares, or 84%, of the Common Stock issued, outstanding and entitled to vote as of the record date, were represented at the meeting in person or by proxy. At the meeting, one proposal was acted upon. The result of the election was as follows:

     1. Francis E. Capitanio and Calvin A. Saravis, Ph. D were elected Class I Directors of the Company, to serve as such until the Year 2003 Annual Meeting of Stockholders and until their successors have been duly elected and qualified, with 3,952,679 shares voting in favor, 322,235 votes withheld.

     The terms of office of Directors Richard T. Schumacher, Kevin W. Quinlan, and William R. Prather, M.D., continued after the Meeting.

ITEM 5. OTHER INFORMATION.

    None




                                   Page - 19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

Exhibit No.

     3.1   Amended and Restated Articles of Organization of the Company*

     3.2   Amended and Restated Bylaws of the Company*

     4.1   Specimen Certificate for Shares of the Company's Common Stock*

     4.2 Description of Capital Stock (contained in the Amended and Restated Articles of Organization of the Company filed as
           Exhibit 3.1)*

     4.3 3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited **

     4.4   Warrant issued to GCA Strategic Investment Fund Limited **

     4.5   Warrant issued to Wharton Capital Partners, Ltd. **

     4.6   Warrant issued to DP Securities, Inc. **

     4.7 Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited **

     4.8 3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart **

     4.9 3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P. **

     4.10  Warrant issued to Richard P. Kiphart **

     4.11  Warrant issued to Shoreline Micro-Cap Fund, L.P. **

     4.12 Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. **

     10.1 Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited **

     10.2 Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. **

     10.22 Mortgage and Security Agreement dated March 31, 2000 ***

     27    Financial Data Schedule (Filed herewith)

     99.1  Press Release dated September 5, 2000 **
______
     * In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-10759), which documents are hereby incorporated by reference. The number set forth herein is the number of the
Exhibit in said registration statement.

     ** Incorporated by reference to the registrant's Report on Form 8-K dated August 25, 2000.

     *** Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(b) Reports on Form 8-K

     The Company filed a Form 8-K, dated August 25, 2000, relative to the Company's issuance of $3,250,000 3% Senior Subordinated Convertible Debentures, due August 25, 2003.
                                   Page - 20

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      BOSTON BIOMEDICA, INC.



Date:  November 14, 2000          By: /s/ Kevin W. Quinlan
     -----------------------        ---------------------------------------
                                      Kevin W. Quinlan,
                                      President, Chief Operating Officer &
                                      Principal Accounting and Financial Officer







                                   Page - 21

                             BOSTON BIOMEDICA, INC.

                                  EXHIBIT INDEX


Exhibit No.

    3.1   Amended and Restated Articles of Organization of the Company*

     3.2   Amended and Restated Bylaws of the Company*

     4.1   Specimen Certificate for Shares of the Company's Common Stock*

     4.2 Description of Capital Stock (contained in the Amended and Restated Articles of Organization of the Company filed as
           Exhibit 3.1)*

     4.3 3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited **

     4.4   Warrant issued to GCA Strategic Investment Fund Limited **

     4.5   Warrant issued to Wharton Capital Partners, Ltd. **

     4.6   Warrant issued to DP Securities, Inc. **

     4.7 Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited **

     4.8 3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart **

     4.9 3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P. **

     4.10  Warrant issued to Richard P. Kiphart **

     4.11  Warrant issued to Shoreline Micro-Cap Fund, L.P. **

     4.12 Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. **

     10.1 Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited **

     10.2 Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. **

     10.22 Mortgage and Security Agreement dated March 31, 2000 ***

     27    Financial Data Schedule (Filed herewith)

     99.1  Press Release dated September 5, 2000 **

_______

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

     ** Incorporated by reference to the registrant's Report on Form 8-K dated August 25, 2000.

     *** Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

                                   Page - 22