Form 10-K/A
period 1999-12-31
BOSTON BIOMEDICA INC
filed 2000-12-07
CIK 830656

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company generates revenue from products and services provided primarily to the IN VITRO diagnostic infectious disease industry. As discussed in Note 6 to the Consolidated Financial Statements, the Company has five operating segments: "Diagnostics," "BBI Biotech," "Clinical Laboratory Services," "Laboratory Instrumentation" and "Other.". Two of these, "Diagnostics" and "Laboratory Instrumentation" manufacture products, although the Laboratory Instrumentation segment also generates service revenue. Within Diagnostics there are three groups: Quality Control Panels, Accurun(R) Run Controls, and Diagnostic Components. The remaining three segments generate service revenue and consist of "BBI Biotech", "Clinical Laboratory Services", and "Other" (Two development stage operations focused on research and development). Within BBI Biotech there are three groups: Contract Research, Blood Processing and Repository Services, and research services. Revenue in the "Other" segment consists of both private and NIH funded support for the research activities associated with our pressure cycling technology and drug discovery operations. See Note 6 for a further discussion of the activities of these segments.

PRODUCTS

         The economics and cost structures of the segments have certain differences. The Diagnostics segment has historically been the largest and most profitable segment, both in whole dollars and in operating profit margin, as it operates primarily in a commercial environment with fewer competitors and relatively short product development cycles. The Laboratory Instrumentation segment has been in decline for several years prior to its acquisition in mid 1997, and management is working to turn around this business. It also operates in a highly competitive, low margin business: contract manufacturing of instruments and devices. At the current low sales level of less than $3 million in revenue, it operates significantly under capacity with high overhead, and should significantly benefit from relatively small revenue increases.

SERVICES

         BBI Biotech has been project oriented with a high proportion of its revenue generated from government contracts (for both research and service activities) and assisting the other segments in their new product and service development. It has the highest level of inter-segment activity, and is structured around project tracking of direct costs plus overhead and a low percentage fee. Its financial goal has been to breakeven while contributing to the development of future products and services for the Company. The Clinical Laboratory Services segment offers specialty infectious disease testing for hospital, doctors, blood banks and other reference laboratories on a fee per test basis. It operates in a segment of the healthcare field that continues to experience cost containment pressures, and has many competitors. The combination has resulted in operating margin pressures. The "Other" segment's two R&D operations do not currently have any product or service revenue, and none is expected in the near future. Their revenue to date consists of both private and public (NIH) funding of segment research. Most of the expenditures by this segment are for R&D expenses, and general management expenses including patent costs. The Company continues to seek funding from both private and public sources to minimize the impact of their development costs on the Company's overall operating results.

QUARTERLY FLUCTUATIONS

         Historically, the Company's results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns, driven by end-of-year expenditures, and seasonal demand during the summer months for certain laboratory testing services. In particular, in the Diagnostics segment, the Company's sales of its off-the-shelf Quality Control Products and Diagnostic Components typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas OEM product sales may peak in any quarter of the year, depending on the production cycle of a given project. Clinical Laboratory testing services have generally reached a seasonal peak during the third quarter, coinciding with the peak incidence of Lyme Disease. In the Company's BBI Biotech segment, research contracts are generally for large dollar amounts spread over one to five year periods, and upon completion, frequently do not have renewal phases. As a result these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company's technical staff work on both contract research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed. Neither the Laboratory Instrumentation segment nor the Other segment are subject to material seasonal variations.

RESEARCH AND DEVELOPMENT

         With the acquisition of BioSeq, Inc and its pressure cycling technology in September 1998 as well as the hiring of a Vice President for the Drug Discovery and Development program and its subsequent formation of a new subsidiary ("Panacos Pharmaceuticals, Inc."), the Company has significantly increased its rate of research and development spending on new technologies in the Other operating segment. In addition, it has continued to focus on the development of new Quality Control Products and new tests for its clinical laboratory. Additional sales and support will be added as needed with the expectation of continued future revenue growth.

EXPORT SALES

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:


                                               Year Ended December 31,
                                              -------------------------
                                               1999      1998     1997
                                              ------    ------   ------
Revenue:
 Products                                       48.0%     50.1%    52.5%
 Services                                       52.0      49.9     47.5
                                              ------    ------   ------
   Total revenue                               100.0     100.0    100.0
Gross profit                                    37.0      38.4     41.6
Operating expenses:
 Research and Development                       11.1       9.4      5.9
 Acquired research and development                -       16.2       -
 Selling and marketing                          13.7      15.1     14.5
 General and administrative                     15.2      16.4     15.0
                                              ------    ------   ------
   Total operating expenses                     40.0      57.1     35.4
                                              ------    ------   ------
 (Loss) income from operations                  (3.0)    (18.8)     6.2
Interest income (expense)                       (1.5)     (0.2)     1.3
                                              ------    ------   ------
(Loss) income before income taxes               (4.5)    (19.0)     7.5
Net (loss) income                               (2.8)    (16.8)     4.5
                                              ======    ======   ======
Product gross profit                            48.3%     45.1%    50.7%
Services gross profit                           26.6%     31.6%    31.6%


YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

Total revenue increased 12.2%, or $3,190,000, to $29,271,000 in 1999 from
$26,081,000 in 1998. The increase in revenue was the result of an increase in product revenue of 7.5% or $982,000 to $14,057,000 from $13,075,000, and an increase in service revenue of 17.0% or $2,208,000 to $15,214,000 from $13,006,000 in 1998.

         PRODUCT REVENUE. The product revenue increase was primarily attributable to a $700,000 increase by the Diagnostics segment and a $287,000 increase by the Laboratory Instrumentation segment. The Diagnostics increase was a result of a 15.0% increase in Accurun(R) sales as the Company continued to successfully penetrate the emerging end-user market, and a 57.8% increase in Basematrix sales due to increased outsourcing occurring in the IN VITRO diagnostics industry. These increases were partially offset by a 22.7% decrease in Seroconversion Panel sales, as the consolidation within the IN VITRO diagnostic industry has negatively affected demand for these products. The Laboratory Instrumentation segment achieved a $287,000 or 12.6% increase in instrument sales as it refocused its efforts in OEM contract manufacturing. Management feels that the end-user market will continue to be an area of growth for its Quality Control Products while the outsourcing within the IN VITRO diagnostics market will continue to benefit sales of Diagnostic Components and Laboratory Instrumentation.

         SERVICE REVENUE. The increase in service revenue was primarily attributable to a $942,000 increase in BBI Biotech, a $2,655,000 increase in Clinical Laboratory Services, and a $434,000 increase in the Other segment revenue. Looking at the individual segments, BBI Biotech's growth was driven by a 43.9% increase in repository services and the start of new contracts in the AIDS Vaccine Support arena. The Clinical Laboratory Services' growth was led by a 55.1% increase in molecular testing. And the Other segment's growth was a result of funding received from both the NIH and the Consortium for Plasma Science, which partially defrayed the cost of pressure cycling technology development. These increases were partially offset by a $1,293,000 decrease in Laboratory Instrumentation services as the Company completed its work on the ABX, Inc., contract in the first quarter of 1999. The Company anticipates that new contracts at the BBI Biotech segment and molecular testing at the Clinical Laboratory segment will also contribute to revenue growth.

GROSS PROFIT

         Overall gross profit increased 8.3%, or $831,000, to $10,835,000 in 1999 from $10,004,000 in 1998. Product gross profit increased 15.2%, or $894,000, to $6,789,000 in 1999 from $5,895,000 in 1998 and product gross margin increased to 48.3% in 1999, from 45.1% in 1998. Services gross profit decreased $63,000 to $4,046,000 in 1999 from $4,109,000 in 1998 and service gross margin declined to 26.6% in 1999 from 31.6% in 1998.

         PRODUCT GROSS MARGIN. The increase in product gross margin was due entirely to the gross margins realized in the Laboratory Instrumentation operating segment, which increased from 17.8% in 1998 to 28.1% in 1999 as the business unit operated at a higher volume, thus realizing better economies of scale compared with 1998 as overhead costs were spread over a greater number of units. Product gross margins at the Diagnostics segment remained relatively steady. Management anticipates that further utilization increases for the Laboratory Instrumentation segment will continue to benefit gross margins.

         SERVICE GROSS MARGIN. The decrease in service gross margins was realized at all operating segments. The BBI Biotech segment's service gross margin decreased from 26.8% to 19.8%. BBI Biotech margins were adversely affected by startup costs associated with new repository contracts in 1999, primarily the acquisition of freezers, which under the terms of the contract become government property and thus are charged directly to cost of sales. Also, the Clinical Laboratory Services segment realized service gross margins of 30.3% in 1999 versus 32.4% in 1998. This decrease is due to increased competition in the molecular testing arena, which created pricing pressure, negatively affecting margins. Finally, in early 1999 the Laboratory Instruments segment realized a decrease in service gross margins from 52.7% to 46.3%, as it completed the high-margin ABX, Inc. contract in early 1999. The Company feels that service margins will continue to feel pressure from increased competition in the clinical testing market. Furthermore as BBI Biotech expands its repository services, low-margin contracts will account for a greater portion of its total revenue if the Company is not continually successful in obtaining higher margin commercial services work. The other remaining Company segments do not generate service revenues that would significantly impact segment results.

         RESEARCH AND DEVELOPMENT

         Research and development costs, exclusive of acquired in-process research and development, increased 32.4% or $797,000 to $3,259,000 in 1999 from $2,461,000 in 1998. A significant portion of the increase is attributable to the operating segment referred to as "Other", which consists of the pressure cycling technology ("PCT") and Drug Discovery activities. The Company increased its PCT expenditures by approximately $893,000 as it completed the design, development, and manufacture of 8 prototype PCT instruments known as "barocyclers". The Company also made significant progress during 1999 with its patents in the nucleic acid extraction and pathogen inactivation areas. The Company's increased expenditures in Drug Discovery by approximately $361,000 resulted in expanded rights under its agreement with the University of North Carolina, at Chapel Hill, and significant progress in the prosecution of patents for the compounds. In addition, the BBI Biotech segment increased its spending to continue its support of the Diagnostics and Clinical Laboratory Services segments.

         There were two accounting charges in 1998, which were classified on the income statement as acquired in-process research and development. In the first quarter there was an accounting charge of $850,000 related to the acquisition of the worldwide exclusive rights to BioSeq, Inc.'s immunodiagnostic research and development technology. In the third quarter, the Company recorded a charge of $3,381,000 related to in-process technology as a result of the Company's acquisition of BioSeq, Inc. This allocation of the purchase price was based on an independent valuation and was expensed, as no alternative future uses exist. There were no such charges during 1999.

SELLING AND MARKETING

         Selling and marketing expenditures remained relatively flat during 1999 as compared to 1998, across all operating segments. Costs increased only 2.2% or $85,000 to $4,024,000 in 1999 from $3,939,000 in 1998 as the Company effectively managed costs in this area.

GENERAL AND ADMINISTRATIVE

         General and administrative costs increased 3.9% or $166,000 to $4,442,000 in 1999 from $4,276,000 in 1998. This increase is attributable to the corporate reorganization that was announced in July of 1999. The reorganization created operating segments, which are directed by a senior vice president and general manager. The reorganization resulted in the classification of the salaries, and other related costs, of two executives in the general and administrative line of the income statement from other income statement lines, to more accurately reflect their new responsibilities. General and administrative costs are expected to increase in 2000, as the reorganization impact will be felt for the entire fiscal year 2000. In addition, 1999 benefited as certain general and administrative personnel costs were capitalized as property and equipment in connection with the implementation of enterprise resource planning systems at the Diagnostics and Laboratory Instruments segments.

General and administrative costs at the other segments were flat.

OPERATING LOSS

         As a result of all of the above, the Company experienced an operating loss of $889,000 versus $4,902,000 in 1998. Excluding the $4,231,000 of acquired in-process research and development charges realized in 1998, the Company's operating loss increased by 32.3% or $217,000 to $889,000 in 1999 from $672,000 in 1998. The Diagnostics operating segment realized an increase in operating income of approximately $225,000 or 40.3%, as a result of ed a a 15% increase in sales coupled with a relatively steady product gross margin. Clinical Laboratory Services operating segment realized a significant increase in operating income of approximately $522,000 or 389.6%. as a result of a 37% increase in segment revenues which more than offset a slight decline in that segment's service gross margin. The
Laboratory Instrumentation segment only realized a slight reduction, 8.1%, in its operating loss as the improved product gross margin was more than offset by lower service profitability due to the completion of the previously discussed ABX contract. These operational improvements were more than offset by the planned increases in research and development expenditures, which resulted in significant operating losses in the "Other" operating segment of $1,345,000. In addition, the BBI Biotech segment also increased its research and development expenses resulting in a loss of $152,000 in 1999 versus income of $67,000 in the prior year. Management anticipates continued strength from its Diagnostics and Clinical Laboratory Services segments. Although the Laboratory Instrumentation segment has realized operating losses since it was acquired in July 1997, the Company believes that the goodwill created in connection with the acquisition is realizable as management believes that the segment will begin to generate operating income by the end of 2001. The Company will continue to increase its spending in the Other segment, however, it expects that the impact from this increased spending on the Company's bottom line will be mitigated by the planned sale of the common stock of Panacos and the continued funding support in the area of PCT.

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

         Overall gross profit increased 7.7%, or $717,000, to $10,004,000 in 1998 from $9,287,000 in 1997. Product gross profit decreased 0.7%, or $43,000, to $5,895,000 in 1998 from $5,938,000 in 1997 and product gross margin decreased to 45.1% in 1998 from 50.7%. In 1997 the Diagnostics segment's product gross margin benefited from significant one-time sale of two "World-Wide Panels," which have unusually high gross margins due to their unique characteristics. These panels sold out in the first quarter of 1998, with minimal impact on 1998. The remaining product gross margin decrease was the result of lower capacity utilization at the Laboratory Instrumentation segment. Services gross profit increased 22.7%, or $759,000, to $4,109,000 in 1998 from $3,350,000 in 1997 and gross margin remained steady at 31.6% in 1998 and 1997. Higher margins generated by the Contract Services and Laboratory Instrumentation segments offset the decrease in margins realized by the increased pricing pressure facing the Clinical Laboratory Testing segment

         Research and development expenditures increased 87.7%, or $1,150,000, to $2,461,000 in 1998 from $1,311,000 in 1997. The increase was realized across all of the segments. The Laboratory Instrumentation segment invested in new reflectance technology for its Verif-Eye product line. The Diagnostics segments also increased its development expenditures, specifically for development of Accurun(R) molecular and immunological Run Controls. The Company invested in development of new specialized molecular assays for use by the Clinical Laboratory Testing segment. Finally, the Company began the development of PCT as it acquired BioSeq, Inc (one component of the Other segment) in September 1998.

         There were two accounting charges during the twelve months ended December 31, 1998, which were classified on the income statement as acquired in-process research and development. In the first quarter there was an accounting charge of $850,000 related to the acquisition of the worldwide exclusive rights to BioSeq Inc.'s immunodiagnostic research and development technology. In the third quarter, the Company recorded a charge of $3,381,000 related to in-process technology as a result of the Company's $4,226,000 acquisition of BioSeq, Inc.

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



         BBI BioSeq is a development stage company with patent pending technology based on pressure cycling technology. The assets were capitalized by allocating the aggregate cost of $4,226,000 ratably to the individual components of the $11,124,000 total estimated fair value of the assets acquired, based upon independent valuation of the assets acquired as performed by the Michel/Shaked Group, a division of Back Bay Management Company. Management believes that because of the Company's initial investment in BioSeq, and intimate knowledge of its technology and business, its understanding of the industry to which pressure cycling technology would be applied, and as a result of lengthy and intense negotiations, the Company was successful in reaching an extremely favorable purchase price for BioSeq compared to the fair value of the assets acquired.

The assets acquired and their allocation are as follows


                            ESTIMATED                      ALLOCATED
ITEM                       USEFUL LIFE    FAIR VALUE    PURCHASE PRICE
-----------------------  -------------    ----------    --------------
Acquired In-process
 Research & development         -        $ 8,764,000        $3,381,000
Patents                       16 years     2,017,000           778,000
Other assets             3 to 10 years       343,000            67,000

Totals                                   $11,124,000        $4,226,000




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



Date: December 7, 2000              Boston Biomedica, Inc.


                                    By:    /s/ Richard T. Schumacher
                                           Richard T. Schumacher
                                           Chief Executive Officer



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