Form 10-Q/A
period 2000-03-31
BOSTON BIOMEDICA INC
filed 2000-12-07
CIK 830656

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999



    Overall, revenue decreased by approximately $14,000 in the first quarter of 2000 as compared to the first quarter of 1999. This decrease was the result of a significant decrease in product revenue from $3,456,000 to $2,597,082 and an increase in service revenue from $3,389,000 to $4,234,000. The $859,000 decrease in product revenue was attributable to a $606,000 decrease in the Diagnostics segment and a $253,000 decrease in the Laboratory Instrumentation segment due to a decrease in contract manufacturing. The Diagnostics decrease was the result of lower than expected sales of OEM Panels, Basematrix, and Seroconversion and Performance Panels and were caused by several factors, all of which the Company is currently addressing. The segment experienced turnover in both the sales and marketing and the materials management workforces. In addition, the Diagnostics segment has been working through several significant transitional issues with its enterprise resource planning system ("ERP"). Although implemented in November 1999, the first quarter of 2000 was the first full quarter of operation under this system and new procedures in materials, manufacturing, and purchasing caused inefficiencies. The above decrease was partially offset by strong sales increases in the Accurrun product line which realized a record quarter with a 13% increase in revenue as compared to the same period in the prior year, and characterized sera sales which more than doubled compared to the first quarter of 1999. The $845,000 increase in service revenue was primarily attributable to a $499,000 increase in the BBI Biotech segment, a $135,000 increase in the Clinical Laboratory Services segment, and a $148,000 increase in the "Other" segment. The Biotech operating segment which realized significant revenue increases in contract research and repository services, led by an AIDS vaccine support contract and two new repository contracts. The repository services business is expected to continue its upward trend as the Company is still ramping-up activity at its new repository facility in Frederick, Maryland. Management intends to become fully staffed on its contracts during the second and third quarters, which should increase revenue and profitability. The Clinical Laboratory Services operating segment had a 6% increase in revenue as it continued to focus its efforts on the molecular testing market. The Other segment's increase was a result of funding received from both the NIH and the Consortium for Plasma Science which partially defrayed our R&D costs.



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

Additionally, many of the general and administrative personnel expenses incurred during the first quarter of 1999 were capitalized into the ERP System implementation in accordance applicable accounting standards. The Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000. The Company also incurred significant professional fees during the quarter as it completed the carve-out, and related technology transfer of its Drug Discovery Program into a separate subsidiary, Panacos Pharmaceuticals, Inc. During the first quarter of 2000 the Company continued to move forward with its plan to sell a significant equity position in Panacos to third party investors which would have the benefits of raising significant capital required to develop Panacos' technology and to cause BBI to relinquish control of Panacos thus allowing the discontinuance of the consolidation of Panacos.





    Consolidated operating losses increased to $889,000 in the first quarter of 2000 versus $296,000 in the first quarter of 1999, representing a $593,000 increase in losses. The Diagnostics segment's operating income decreased $254,000 as a result of lower than expected sales and the inefficiencies caused by the segments newly implemented enterprise resource planning system. Management feels that many of the implementation issues are being addressed and that the new ERP system will begin to benefit operations during the upcoming quarters. The Biotech segment's loss of $151,000 was a $33,000 increase as compared to the same period last year as they were understaffed on certain contracts. The Clinical Laboratory Services segment's loss of $127,000 was a $202,000 deterioration from a profit last year of $75,000 as a result of decreases in their respective service revenue margins. The Laboratory Instrumentation segment's operating loss of $286,000 was a $78,000 increase as compared to the same period in the prior year, primarily due to lower revenue as one of its larger customers had an order completed in 1999 and is not expected to order again until later in 2000. However management is optimistic that the segment's turnaround is on track to achieve profitability by the end of 2001. Additionally, the segment has contributed significant technical expertise to the design and development of the prototype pressure cycling technology instruments ("Barocylcers"). The operating losses of the Other segment was $631,000, only slightly higher than last year's loss of $605,000 and was expected. Management continues to invest heavily in the exciting areas of pressure cycling technology and the drug discovery program, through its subsidiaries BBI BioSeq and Panacos Pharmaceuticals, respectively. Management intends to reduce the operating losses of the Other segment in the area of PCT through research and development partnerships, which will supplement the expenditures of the Company. As mentioned above the Company expects to relinquish control of Panacos by the end of the year by the sale of more than fifty percent of that company's common stock to third party investors. This will cause the discontinuance of consolidation accounting of the Panacos results.



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

ITEM 1. LEGAL PROCEEDINGS

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

    The securities issued in such transactions were not registered under the Act in reliance upon the exemption from registration set forth in Section 4(2) of the Act, relating to sales by an issuer not involving any public offering. None of the foregoing transactions, either individually or in the aggregate, involved a public offering. However, to satisfy its contractual registration obligations to the warrant holders, the Company has filed a registration statement relating to the underlying 500,000 shares of common stock. The registration statement has not yet been declared effective by the Securities and Exchange Commission



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    "The March 31, 2000 balance sheet reflects the reclassification of the Company's outstanding line-of-credit balance, in the amount of $7,950,279 as of March 31, 2000, as current (short-term) debt. The reclasification was made to reflect the fact that the Company violated one of its debt covenants. The Company is currently working with its bank to either receive the waiver or make alternative financing arrangements."



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5.  OTHER INFORMATION

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



    Date:  DECEMBER 6, 2000      By   /s/ RICHARD T. SCHUMACHER
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