Form 10-Q/A
period 2000-06-30
BOSTON BIOMEDICA INC
filed 2000-12-07
CIK 830656

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

                  BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999


    Total revenue increased 8.6%, or $615,000, to $7,754,000 for the three months ended June 30, 2000 as compared to $7,139,000 in the second quarter of 1999. This overall increase was the result of an increase in product revenue of 1.4%, or $49,000, from $3,491,000 to $3,540,000 coupled with a 15.5%, or
$567,000, increase in service revenue from $3,647,000 to $4,214,000. The overall $615,000 increase in total revenue was focused in two operating segments:
Diagnostics and Biotech. Diagnostics revenue increased 15.8%, or $441,000, to $3,229,000 due primarily to continued strong sales of its Accurun and TQS panel products to the end-user market. Biotech revenue increased 45.1%, or $666,000, to $2,142,000 due to the combination of new government contracts for both its repository and research services and operating at increased staffing levels on all of its contracts in the second quarter of 2000. These operating segment increases were partially offset by slightly lower revenue at the Company's Clinical Laboratory Services ("CLS") and Laboratory Instrumentation segments. CLS revenue decreased 7.8%, or $192,000, to $2,272,000 as a result of lower volume of molecular testing due to the loss of a large customer during the second quarter of 2000. Laboratory Instrumentation revenue declined 31.8%, or $284,000, to $608,000 as a result of a lower volume of contract manufacturing business, which primarily relates to the timing of orders received from a large customer. The Company is actively working to increase revenue at both these operating segments. The Other segment's revenue increased by $79,000 to $120,000 due to increased NIH grants funding related to this segment's research and development programs.


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


SIX MONTHS ENDED JUNE 30, 2000 AND 1999


    Total revenue increased 4.3%, or $601,000, to $14,585,000 for the six months ended June 30, 2000 versus $13,984,000 for the comparable period of 1999. This increase was the result of a $1,412,000 increase in service revenue from $7,036,000 to $8,448,000, partially offset by a $811,000 decrease in product revenue from $6,947,000 to $6,136,000. Revenue and revenue changes by segment differed significantly by segment. The Diagnostics segment had revenue of $5,509,000 for the six month period, a decrease of $22,000 versus the same period last year. This was due to a decrease in product revenue associated with lower than expected sales of Basematrix, and Seroconversion and Performance Panels The Diagnostics segment revenue in the first quarter of 2000 was adversely impacted by turnover in the sales and marketing and the materials management workforces, as well as transitional issues with its ERP business system newly implemented in November 1999. The first quarter of 2000 was the first full period of operation under this system and new procedures in materials, manufacturing, and purchasing caused some inefficiencies. Most of these procedures have since been resolved. This was partially offset by strong sales increases in the Accurrun product line and characterized sera sales as compared to the first half of 1999. The Biotech segment had revenue of $4,060,000 for the six month period, an increase of $1,202,000 versus the same period last year. The increase was primarily a result of the significant revenue increases in contract research and repository services, led by an AIDS vaccine support contract and two new repository contracts. The CLS segment had revenue of $4,612,000 down slightly from last year's revenue of $4,669,000 as a result of lower volume of molecular testing due to the loss of a large customer during the second quarter of 2000. The Laboratory Instrumentation segment had revenue of $1,257,000 for the six month period, a decrease of $668,000 from the prior year as management has been unsuccessful in obtaining new contract manufacturing business. The Other segment had revenue of $268,000 for the six month period versus $41,000 of revenue for the same period last year. This increase is due to success in obtaining grants and support from both private and public funding sources for this segments research and development projects.


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


    Date:  DECEMBER 6, 2000           By   /s/ KEVIN W. QUINLAN
         --------------------         ------------------------------------------
                                           Kevin W. Quinlan
                                           President and Chief Operating Officer
                                           and Principal Accounting and
                                           Financial Officer