Form 10-Q/A
period 2000-09-30
BOSTON BIOMEDICA INC
filed 2000-12-07
CIK 830656

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

     On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003, (the "Debentures"). Proceeds to the Company, net of a 5% original issue discount and debt issuance costs, amounted to $2,870,993, of which $327,000 has been allocated to the relative fair value of the associated common stock purchase warrants. The fair value of the warrants was determined using the Black Scholes option-pricing model and the following assumptions: a risk free interest rate of 6.02%, a volatility factor of 91.17%, a contractual life of 5 years and no expected dividend yield. The Company then allocated the proceeds of the Debentures, net of the original issue discount ($3,087,500), on a pro-rata basis using the calculated fair value of the warrants ($318,000) and the fair value of the Debentures ($2,685,000). This resulted in proceeds of approximately $327,000 and $2,761,000 being allocated to the relative fair value of the warrants and the Debentures, respectively. The Debentures are convertible into the Company's common stock commencing November 24, 2000, at a conversion price equal to the lesser of (i) $3.36 per share or
(ii) 90% of the average of the five lowest volume weighted average sales prices of Common Stock as reported by Bloomberg L.P. during the twenty-five business days immediately preceding the date on which the Debenture holders notify the Company of their intention to convert all or part of the Debenture into Common Stock. In connection with this transaction, the Company also issued warrants to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share.

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

     Original issue discount and associated debt issuance costs of $162,500 and $216,500, respectively, are being amortized ratably over the three-year life of the underlying debt as additional interest expense. Also, in accordance with Emerging Issues Task Force Issue 98-5, proceeds of $351,000 have been allocated to the beneficial conversion feature of the Debentures by decreasing the value of the debt and increasing additional paid in capital. The amount allocated to the beneficial conversion feature was valued using conversion method (ii) from above as of the date of the transaction as it was determined to be the most beneficial to the holders of the Debentures. This amount will be expensed over the initial 90 day non-convertible period. The remaining difference between the relative fair value of the Debentures and the face value of the Debentures (as a result of the $327,000 of proceeds allocated to the warrants) will be expensed as interest expense over the three-year term of the Debentures. In the third quarter of 2000, the Company recorded interest expense of $153,000 related to amortization of the debt discount, the warrants and the beneficial conversion feature of the Debentures.

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

                                    Page - 9

                     BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

 (11)  Impairment of Intangible Asset
-------------------------------------

     As part of an ongoing strategic review process, the Company's Board of Directors met in late September, 2000 to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future. Based on new updated information presented at this meeting and subsequent analyses showing lower revenue expectations, management approved implementation of a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the assumptions associated with this revised business plan, the Company estimated future net undiscounted cash inflows and cash outflows over the remaining original amortization period of that segment's goodwill, and concluded an impairment had occurred. These annual net future cash inflows and outflows were then discounted at a rate commensurate with the business risks inherent with the future operations of the Laboratory Instrumentation segment, and thus, in accordance with the provisions of both "Accounting Principles Board Opinion No. 17 - Intangible Assets" and "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000 to a balance of $254,000.



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

General and Administrative
--------------------------

     General and administrative costs increased 25.5%, or $329,000, to $1,621,000 for the three months ended September 30, 2000 from $1,292,000 in the prior year. This increase was as a result of the corporate reorganization (announced in July 1999) which added several executive level employees to the general and administrative financial statement line item of the income statement coupled with a significant increase in professional consulting services in connection with the Company's various transactions and regulatory filings during the quarter. Additionally, $125,000 of the general and administrative personnel expenses incurred during third quarter of 1999 were capitalized into the ERP system implementation in accordance with applicable accounting standards. The
Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000. Finally, the Company added $60,000 to reserves for doubtful accounts based on its ongoing review of the financial condition of its customers.

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

General and Administrative
--------------------------

     General and administrative costs increased 24.7%, or $866,000, to $4,369,000 for the nine months ended September 30, 2000 from $3,503,000 in the prior year. This increase was as a result of the corporate reorganization (announced in July 1999) which added several executive level employees to the general and administrative financial statement line item of the income statement coupled with an increase of professional consulting services. Additionally, $290,000 of the general and administrative personnel expenses incurred during first nine months of 1999 were capitalized into the ERP system implementation in accordance with applicable accounting standards. The Company completed the project in November 1999; therefore, these costs are expensed as incurred during 2000. Finally, the Company added $102,000 to reserves for doubtful accounts based on its ongoing review of the financial condition of its customers.

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



Date:  December 7, 2000          By: /s/ Kevin W. Quinlan
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