Form 10-K/A
period 2000-12-31
BOSTON BIOMEDICA INC
filed 2001-05-02
CIK 830656

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                Form 10-K/A No. 1


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




                                  Massachusetts
--------------------------------------------------------------------------------
         (State or other Jurisdiction of Incorporation or Organization)

                                375 West Street,
                         West Bridgewater, Massachusetts
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                   02379-1040
--------------------------------------------------------------------------------
                                   (zip code)

                                   04-2652826
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


      Quality Control Panels
------------------------- --------------------------------------- -------------------------------- -------------------------------
      Product Line                     Description                              Use                          Customers
------------------------- --------------------------------------- -------------------------------- -------------------------------
Seroconversion Panels     Plasma samples collected from a         Compare the clinical             Test kit manufacturers and
                          single individual over a specific       sensitivity of competing         regulators.
                          time period showing conversion from     manufacturers' test kits,
                          negative to positive for markers of     enabling the user to assess
                          an infectious disease.                  the sensitivity of a test in
                                                                  detecting a developing
                                                                  antigen/antibody.
------------------------- --------------------------------------- -------------------------------- -------------------------------

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

The assets acquired and their allocation are as follows:

                                       Estimated                          Allocated
            Item                      Useful Life      Fair Value      Purchase Price
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

Year Ended                                              Operating Leases  Capital Leases
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


     The following table summarizes information concerning options outstanding and exercisable as of December 31, 2000:

                                                     Options Outstanding                     Options Exercisable
                                             -------------------------------------   -----------------------------------
  Range of Exercise     Weighted Average        Number of        Weighted Average       Number of       Weighted Average
        Price            Remaining Life          Options          Exercise Price         Options         Exercise Price
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









ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Certain information called for by Item 10 is hereby incorporated by reference to the information under Part I, Item 1 - Business under the heading "Executive Officers of the Registrant" at page 16 of this report.

     The following table sets forth certain information with respect to the Directors of the Company.

                                                                                     Director      Year Term Expires,
Name                                    Age    Position                               Since             and Class
----                                    ---    --------                              --------      ---------------------
Francis E. Capitanio (1)                 57    Director                              1986          2003
                                                                                                   Class I

Calvin A. Saravis (1)(2)                 71    Director                              1978          2003
                                                                                                   Class I

William R. Prather                       54    Senior Vice President, Finance and    1999          2001
                                               Business Development, Treasurer and                 Class II
                                               Director

Kevin W. Quinlan  (1)                    51    President and Chief Operating         1978          2002
                                               Officer, and Director                               Class III

Richard T. Schumacher (2)                50    Chief Executive Officer and           1978          2002
                                               Chairman of the Board                               Class III

(1) Member of the Company's Audit Committee
(2) Member of the Company's Compensation Committee

     Mr. Capitanio has served as a Director of the Company since January 1986. Since 1997, Mr. Capitanio has served as President of Kalisto Biologicals, Inc. From 1996 to 1997, he served as an independent consultant in the medical diagnostics industry. From 1980 to 1996, he served as President, Treasurer and Director of Diatech Diagnostics Inc. (formerly Immunotech Corporation), an in vitro diagnostics company and a wholly owned subsidiary of Healthcare Technologies Ltd. Mr. Capitanio received an M.B.A. from the Sloan School of Management, Massachusetts Institute of Technology and a B.S. in metallurgy from Massachusetts Institute of Technology.

     Dr. Saravis has served as a Director of the Company since 1978. Since 1984, he has been an Associate Professor of Surgery (Biochemistry) at Harvard Medical School and an Associate Research Professor of Pathology at Boston University School of Medicine. From 1971 to 1997, Dr. Saravis was a Senior Research Associate at the Mallory Institute of Pathology and from 1979 to 1997, he was a Senior Research Associate at the Cancer Research Institute--New England Deaconess Hospital. Dr. Saravis received his Ph.D. in immunology and serology from Rutgers University.

     Dr. Prather, a Director of the Company since 1999, has been Senior Vice President, Finance and Business Development since August 1999. From January 1999 to August 1999, Dr. Prather served as Senior Vice President, Business Development. Prior to joining the Company, Dr. Prather was the Senior Health Care Analyst for Cruttenden Roth, Inc. from 1995 to 1998. From 1992 to 1995 he was the Senior Analyst in Health Care for Manning and Napier Advisors. Dr. Prather earned a B.S. in pharmacy and his MD at the University of Missouri - Kansas City, and completed a Clinical Research Geriatric Fellowship at Harvard Medical School. Dr. Prather is a Director of Primed International, a medical device company and a member of the Advisory Board of the Canadian Medical Discovery Fund, Inc., a fund of MDS Capital Corp.

     Mr. Quinlan, a Director of the Company since 1978, has served as President and Chief Operating Officer since August 1999. From January 1993 to August 1999, he served as Senior Vice President, Finance, Treasurer, and Chief Financial Officer. From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc., a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand (now PricewaterhouseCoopers L.L.P.) from 1975 to 1980. Mr. Quinlan is a certified public accountant and received a M.S. in accounting from Northeastern University and a B.S. in economics from the University of New Hampshire.

     Mr. Schumacher, the Founder of the Company, has been the Chief Executive Officer and Chairman of the Board since 1992 and served as President from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in zoology from the University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq. Executive Officers, Directors and greater than 10% stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company's review of the copies of such Form(s) it has received and written representations from certain reporting persons, the Company believes that all of its Executive Officers, Directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 2000.


ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company who were serving as Executive Officers at the end of fiscal 2000 and whose total annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the fiscal year ended December 31, 2000 (the "Named Executive Officers").


                                                Summary Compensation Table
                                                --------------------------
                                                   Annual Compensation                       Long Term
                                                   -------------------                      Compensation
                                                                         Other Annual       Securities           All Other
          Name and            Fiscal Year     Salary         Bonus       Compensation        Underlying         Compensation
     Principal Position          Ended          ($)           ($)             ($)          Stock Options (#)        ($)
     ------------------       -----------     ------         -----       ------------      ----------------     ------------
Richard T. Schumacher          12/31/00      $229,279          --          $1,550(1)             --              $5,579(2)(4)
 Chief Executive Officer       12/31/99       229,010          --           1,520(1)           25,000             4,450(2)(4)
 and Chairman of the Board     12/31/98       200,002        $5,000           370(1)           15,000               420(2)

Kevin W. Quinlan               12/31/00      $178,596          --          $3,575(1)             --                $850(4)
 President and Chief           12/31/99       168,075          --             --               17,500                --
 Operating Officer, and        12/31/98       143,347        $4,000           --               10,000                --
 Director

Richard C. Tilton              12/31/00      $131,095          --          $6,000(3)           12,000            $2,391(2)(4)
 Senior Vice President,        12/31/99       135,203          --           6,000(3)             --                  --
 Science and Technology        12/31/98       127,019        $3,000         6,000(3)            6,000                --


Mark M. Manak,                 12/31/00      $137,846          --             --                5,000              $624(4)
 Senior Vice President         12/31/99       129,894          --             --                 --                  --
 and General Manager           12/31/98       118,510        $3,000           --                6,000                --


Patricia E. Garrett            12/31/00      $126,465          --             --               12,000            $1,047(2)(4)
 Senior Vice President         12/31/99       124,873          --             --               10,000               --
 and General Manager           12/31/98       112,402          --             --               17,000               --

(1)      Consists of personal usage of Company vehicle
(2)      Includes the value of premiums paid for a term life insurance policy
(3)      Consists of automobile allowance
(4)      Includes the value of imputed income from group life insurance


     The following tables set forth certain information with respect to the stock options granted to and exercised by the Named Executive Officers during fiscal 2000 and the aggregate number of and value of options exercisable and un-exercisable held by the Named Executive Officers during fiscal 2000.



                                                  Options Granted in Fiscal Year 2000
                                                  -----------------------------------

                                                    Individual Grants                            Potential Realizable Value at
                               ------------------------------------------------------------      Assumed Annual Rates of Stock
                                 Number of           Total                                            Price Appreciation
                                Securities          Options       Exercise                      for Option Term at Year End (1)
                                Underlying        Granted to      ----------    -----------     --------------------------------
                                  Options          Employees        Price       Expiration
            Name                Granted (#)         in 2000        ($/Sh.)         Date            5% ($)          10% ($)
------------------------       --------------     ------------    ----------    -----------      ---------       -----------
Richard T. Schumacher               --                --             --             --               --              --
Kevin W. Quinlan                    --                --             --             --               --              --
Richard C. Tilton, Ph.D.          12,000             2.45%          2.50         12/01/10         $11,537          $36,140
Mark M. Manak, Ph.D.               5,000             1.02%          4.00         02/03/10         $28,613          $57,408
Patricia E. Garrett               12,000             2.45%          2.50         12/01/10         $11,537          $36,140


     (1) The 5% and 10% assumed rates of annual compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.


                                                  Aggregated Option Exercises in Last
                                             Fiscal Year and Fiscal Year End Option Values
                                             ---------------------------------------------

                                                                     Number of Securities             Value of Unexercised
                                 Shares                             Underlying Unexercised            In-the-Money Options
                                Acquired           Value         Options at Year End (#) (2)          at Year End ($) (3)
                                   on            Realized        -----------------------------    -----------------------------
            Name                Exercise (#)      ($) (1)        Exercisable  Un-exercisable      Exercisable   Un-exercisable
------------------------       ------------    --------------    ------------ ----------------    ------------ ----------------
Richard T. Schumacher            90,000           288,500             26,785           20,595         --             --
Kevin W. Quinlan,                  --               --                69,375           18,125       1,250            --
Richard C. Tilton, Ph.D.         35,000           274,050             20,500             --           --             --
Mark M. Manak, Ph.D.               --               --                40,500            8,000         --             --
Patricia E. Garrett              10,000            67,500             20,500           22,500         --             --


(1) The "value realized" represents the excess of the fair market value over the purchase price at the time of purchase based upon the closing price of the Common Stock on the Nasdaq National Market on the date of exercise, minus the respective option exercise price.
(2) Includes the number of shares underlying both "exercisable" (i.e. vested) and "un-exercisable" (i.e. unvested) stock options as of December 31, 2000.
(3) The values of "in-the-money" options reflect the positive spread between the exercise price of any such existing stock options and the closing year-end per share price of the Common Stock of $1.625.

Compensation of Directors
-------------------------

     Non-employee Directors of the Company received cash compensation of $6,000 for their services in year 2000. Commencing in year 2001, non-employee Directors will receive a quarterly stipend of $1,500, for a yearly total of $6,000 each. In addition, in year 2001, each non-employee director who is a member of the Audit Committee will receive an additional $500 per quarter for a yearly total of $2,000 each. Each Director is eligible to receive options to purchase Common Stock under the Company's 1999 Non-Qualified Stock Option Plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Board of Directors makes decisions regarding executive compensation based on the recommendations of the Compensation Committee. The Compensation Committee of the Board of Directors is comprised of Richard T. Schumacher and Calvin A. Saravis, each of whom has received options to purchase Common Stock. Mr. Schumacher serves as the Chief Executive Officer and Chairman of the Board of the Company. Dr. Saravis is neither a former nor current officer nor employee of the Company.

Compensation Committee Report
-----------------------------

     The Compensation Committee of the Board of Directors is comprised of Mr. Schumacher and one non-employee Director, Dr. Saravis. The functions of the Compensation Committee include making recommendations and presentations to the Board of Directors on compensation levels, including salaries, incentive plans, benefits and overall compensation for officers and Directors and issuance of stock options to officers, Directors and employees. Subsequent to the recommendation of the Compensation Committee, the Board of Directors then votes on these proposals.

     The objectives of the Compensation Committee in determining the type and amount of Executive Officer compensation are to provide a level of base compensation which allows the Company to attract and retain superior talent. The Compensation Committee endeavors to align the Executive Officer's interests with the success of the Company through participation in the Company's Employee Stock Option Plan, which provides the Executive Officer with the opportunity to build a substantial ownership interest in the Company.

     The compensation of Executive Officers includes cash compensation, the grant of stock options, and participation in benefit plans generally available to employees. In determining base salary, the Compensation Committee considers executive compensation for comparably sized companies as well as the individual experience and performance of each Executive Officer. The Compensation Committee then recommends to the Board of Directors base salaries at a level that it believes is comparable to cash compensation of officers with similar responsibilities in similarly situated corporations. The Board makes final determination of recommendations.

     Each of the Executive Officers, including Mr. Schumacher, and all full-time employees are eligible to receive grants of options under the Company's employee stock option plans. The employee stock option plans are used to provide incentives to officers and employees and to associate more closely the interests of such persons with stockholders' interests and the long-term success of the Company. In determining the number of options to be granted to each Executive Officer or employee, the Compensation Committee makes a subjective determination based on factors such as the individual's level of responsibility, performance, and number of options held. The Board of Directors then acts on the recommendation of the Compensation Committee. During fiscal 2000, a total of 29,000 options were granted to the Named Executive Officers noted above under the employee stock option plans.

     During the fiscal year ended December 31, 2000, Mr. Schumacher, the Company's Chief Executive Officer, received a base salary of $229,279. The Compensation Committee, and the Board of Directors, believes that this compensation is comparable to the cash compensation of Chief Executive Officers of comparable companies. Mr. Schumacher was not granted any options to purchase shares of Common Stock in 2000.

                                    Compensation Committee

                                    Richard T. Schumacher
                                    Calvin A. Saravis

Performance Graph
-----------------

     The following graph compares the change in the Company's cumulative total stockholder return from October 31, 1996, when the Company's Common Stock became publicly traded, to March 31, 2001 including December 31, 2000, which includes the last trading day of fiscal 2000, with the cumulative total return on the Nasdaq Stock Market Index (Composite) and the Nasdaq Biotechnology Stocks Index (SIC 2830-2839 U.S. and Foreign) for that period.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

    LEGEND

Index Description         10/31/96   12/31/96   12/31/97   12/31/98  12/31/99   12/31/00   3/31/01
Boston Biomedica, Inc.       100.0       87.1      70.97     38.31      37.10     20.97      21.78
Nasdaq Stock Market          100.0     102.11     102.04    147.23     296.87    365.12     258.08
(Biotechnology)
Nasdaq Stock Market          100.0     105.69     128.56    179.51     333.14    202.25     150.65
(Composite)

     Assumes $100 invested on October 31, 1996 in the Company's Common Stock, the Nasdaq Stock Market Index (Biotechnology) and the Nasdaq Stock Market Index (Composite), and the reinvestment of any and all dividends.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 31, 2001 concerning beneficial ownership of Common Stock by each Director, each nominee for Director, each named Executive Officer in the Summary Compensation Table under "Executive Compensation" below, all Executive Officers and Directors as a group, and each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock. This information is based upon information received from or on behalf of the named individuals.

                                                         Number of Shares of
                                                      Common Stock Beneficially
                 Name *                                        Owned              Percent of Class
------------------------------------------------      -------------------------   ----------------

Richard T. Schumacher (1)(2)*                                   866,657                13.35%
   c/o Boston Biomedica, Inc.
   375 West Street
   West Bridgewater, MA  02379
Kevin W. Quinlan (1)                                             97,475                 1.49%
William R. Prather (1)(4)                                        82,018                 1.26%
Mark M. Manak (1)(3)                                             69,311                 1.07%
Patricia E. Garrett                                              50,000                  **
Richard C. Tilton (1)                                            38,000                  **
Calvin A. Saravis (1)                                            13,456                  **
Francis E. Capitanio (1)                                          2,500                  **
All Executive Officers and Directors as a group
    (11 Persons)(1)(2)(3)(4)                                  1,251,495                19.26%

Paradigm Group, L.L.C. *                                        425,000***              6.58%
    3000 Dundee Road, Suite 105
    Northbrook, IL 60062

Richard P. Kiphart (5) *                                        879,685                13.61%
    c/o William Blair & Company, L.L.C.
    222 West Adams Street
    Chicago, IL  60606

*      Address provided for beneficial owners of more than 5% of the Common
       Stock.
**     Less than 1% of the outstanding Common Stock.
***    These shares are not entitled to vote until they are fully paid for.
(1) Includes the following shares subject to options exercisable within 60 days after March 31, 2001: Mr.Schumacher - 31,130; Mr. Quinlan - 71,875; Dr. Prather - 52,918, Dr. Tilton - 20,500; Dr. Manak - 43,250;
       Dr. Garrett - 25,000; Dr. Saravis - 2,500; and Mr. Capitanio - 2,500
(2) Includes 30,500 shares held of record by Mr. Schumacher's spouse. Excludes certain additional shares held by other relatives of Mr. Schumacher as to which Mr. Schumacher disclaims beneficial ownership.
(3) Includes 4,000 shares held of record by Mr. Manak's daughter and 20,466 in Mr. Manak's name.
(4) Includes 28,300 shares held by Avon Medical Profit Sharing Plan and Trust. Dr. Prather and his spouse are the sole trustees and beneficiaries of the trust.
(5) Includes 357,791 shares held of record by Shoreline Micro-Cap Fund I LP of which Mr. Kiphart has reported to the Securities and Exchange Commission on February 26, 2001 as having sole voting power.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In August 1999, the Company sold 500,000 warrants to purchase the Company's stock to Paradigm Group L.L.C., a private investment company. The private placement consisted of 400,000 common stock purchase warrants with an exercise price of $4.25 and 100,000 common stock purchase warrants with an exercise price of $5.25. Paradigm Group paid the Company $50,000 for the warrants. In addition, National Securities received 40,000 common stock purchase warrants with an exercise price of $4.25, 10,000 common stock purchase warrants with an exercise price of $5.25, and 25,000 common stock purchase warrants with an exercise price of $8.00, as transaction fee. In February 2000, the Company received notice that Paradigm Group, L.L.C. exercised all of their warrants to purchase the Company's common stock. The holders of the warrants were required to pay the exercise price when the registration of the underlying shares became effective which was in December 2000. See also Part I Item 3 "Legal Proceedings" herein.

     In August 2000, the Company issued $3,250,000 of 3% Senior Subordinated Convertible Debentures to investors, of which $780,000 were issued to Mr. Richard P. Kiphart and $220,000 were issued to Shoreline Micro-Cap Fund I L.P. In January 2001, Mr. Kiphart and Shoreline Micro-Cap Fund I L.P. exercised their conversion rights associated with these debentures. Mr. Kiphart has subsequently indicated in a Schedule 13D filing with the Securities and Exchange Commission that he has sole voting power of 897,685 shares of common stock of the Company, which includes 357,791 shares held in the name of Shoreline Micro-Cap Fund I L.P. as of February 6, 2001. See also Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition" herein.

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


       21.1       Subsidiaries of the registrant                                                           N**

       23         Consent of PricewaterhouseCoopers LLP                                                    N**


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

N Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


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


Date:  May 2, 2001                                Boston Biomedica, Inc.


                                              By:/s/ Richard T. Schumacher
                                                 --------------------------
                                                     Richard T. Schumacher
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURES                                 TITLES

         /S/ Richard T. Schumacher
         ----------------------------          Director and Principal
         Richard T. Schumacher                 Executive Officer

         /s/ Kevin W. Quinlan
         ----------------------------          Director and Principal
         Kevin W. Quinlan                      Accounting and Financial Officer


         ----------------------------          Director
         Francis E. Capitanio


         ----------------------------          Director and Treasurer
         William R. Prather, R.Ph. MD.

         /s/ Calvin A. Saravis, Ph.D.
         ----------------------------          Director
         Calvin A. Saravis, Ph.D.

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

