Form 10-Q
period 2001-03-31
BOSTON BIOMEDICA INC
filed 2001-05-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Secutities Exchange Act of 1934
For the quarterly period ended March 31, 2001, or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                           to

Commission file number 0-21615

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
    (Address of Principal Executive Offices)                                                                                                 (Zip Code)

Registrant’s telephone number, including area code
(508) 580-1900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The number of shares outstanding of the Registrant’s only class of common stock as of May 9, 2001, was 6,462,167.

Part I — FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Operations:
        Three Months Ended March 31, 2001
    Balance Sheet
    Statement of Cash Flows
    Notes to Financial Statements
  Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
  Signature

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended March 31, 2001	2000
REVENUE:		
Products	$ 3,162,426	$ 2,597,082
Services	1,819,663	1,941,858
Total revenue	4,982,089	4,538,940
COSTS AND EXPENSES:		
Cost of products	1,581,545	1,294,297
Cost of services	1,278,982	1,613,321
Research and development	590,531	693,027
Selling and marketing	751,270	638,754
General and administrative	1,028,680	1,125,322
Total operating costs and expenses	5,231,008	5,364,721
Operating loss from continuing operations	(248,919)	(825,781)
Interest income	19,094	422
Interest expense, net of beneficial conversion feature (Note 6)	(246,527)	(193,754)
Loss from continuing operations before income taxes	(476,352)	(1,019,113)
(Provision for) benefit from income taxes	(9,800)	411,402
Loss from continuing operations	$ (486,152)	$ (607,711)
Discontinued operations (Note 7)		
Income (loss) from discontinued operations (less income taxes of $1,364,000 and $0 in 2001 and 2000, respectively)	3,964,498	(63,523)
Net income (loss)	$ 3,478,346	$ (671,234)
Loss from continuing operations per share, basic & diluted	$ (0.08)	$ (0.12)
Income (loss) per share from discontinued operations, basic & diluted	$ 0.64	$ (0.01)
Net income (loss) per share, basic & diluted	$ 0.56	$ (0.13)
Number of shares used to calculate net income (loss) per share, basic	6,240,456	5,048,256
Number of shares used to calculate net income (loss) per share, diluted	6,251,215	5,048,256

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

March 31, 2001	December 31, 2000
ASSETS		
CURRENT ASSETS:		
Cash and cash equivalents	$ 2,272,967	$ 1,782,100
Cash held in escrow, net	694,355	-
Accounts receivable, less allowances of $95,311 in 2001 and $88,891 in 2000	3,444,561	3,881,943
Inventories	6,643,510	6,465,548
Prepaid expenses and other current assets	219,159	236,731
Income taxes receivable	-	212,762
Total current assets	13,274,552	12,579,084
Property and equipment, net	7,176,999	7,459,283
OTHER ASSETS:		
Goodwill and other intangibles, net	914,060	933,793
Debt issuance costs	-	203,523
Other long-term assets	134,689	135,578
Net assets of discontinued operations (Note 7)	-	1,237,535
	1,048,749	2,510,429
TOTAL ASSETS	$ 21,500,300	$ 22,548,796
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES:		
Accounts payable	$ 1,365,778	$ 1,232,697
Accrued employee compensation	969,822	836,804
Other accrued expenses	728,480	974,606
Current maturities of long term debt	70,694	5,840,172
Deferred revenue and other current liabilities	86,787	99,074
Accrued liabilities to exit Clinical Laboratory testing business (Note 7)	2,042,642	-
Total current liabilities	5,264,203	8,983,353
LONG-TERM LIABILITIES:		
Mortgage, less current maturities	2,407,513	2,420,449
3% Senior Subordinated Convertible Debentures	-	2,818,375
Other liabilities	598,610	577,044
Accrued liabilities to exit Clinical Laboratory testing business (Note 7)	972,212	-
STOCKHOLDERS' EQUITY:		
Common stock, $.01 par value; authorized 20,000,000 shares in 2001 and 2000; issued and outstanding 6,462,167 in 2001 and 5,652,516 in 2000	64,622	56,525
Additional paid-in capital	19,926,606	18,904,862
Accumulated deficit	(7,733,466)	(11,211,812)
Total stockholders' equity	12,257,762	7,749,575
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 21,500,300	$ 22,548,796

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the three months ended March 31,	
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net income (loss)	$ 3,478,346	$ (671,234)
Income (loss) from discontinued operations	3,964,498	(63,523)
Loss from continuing operations	(486,152)	(607,711)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:		
Depreciation and amortization	390,811	384,279
Reversal of non-cash interest expense on convertible debentures	(508,906)	-
Provision for doubtful accounts	3,000	-
Other liabilities	11,692	32,130
Deferred income taxes	-	(59,066)
Changes in operating assets and liabilities:		
Accounts receivable	434,382	404,642
Inventories	(177,962)	(339,323)
Prepaid expenses and other assets	18,461	(346,452)
Income taxes receivable	212,762	-
Accounts payable	133,081	(660,005)
Accrued employee compensation	133,018	26,086
Other accrued expenses	(246,126)	(228,160)
Deferred revenue	242	97,507
Net cash used in operating activities	(81,697)	(1,296,073)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Payments for additions to property and equipment	(115,527)	(184,242)
Proceeds from sale of property and equipment	35,509	2,474
Net cash used in investing activities	(80,018)	(181,768)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds from issuance of common stock	14,471	327,793
(Repayments) Borrowings on line of credit	(5,762,635)	1,171,394
Redemption of 3% Senior Subordinated Convertible Debentures	(1,663,352)	-
Repayments of long-term debt	(22,434)	-
Net cash (used in) provided by financing activities	(7,433,950)	1,499,187
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(7,595,665)	21,346
Change in cash and cash equivalents provided by discontinued operations	8,780,887	(137,735)
Cash and cash equivalents, beginning of year	1,782,100	276,168
Cash and cash equivalents and cash held in escrow, end of period	$ 2,967,322	$ 159,779
NON-CASH ACTIVITIES:		
Conversion of 3% Senior Subordinated Convertible Debentures	$ 978,889	$ -
Reversal of Beneficial Conversion Feature Associated with 3% Senior Subordinated Convertible Debentures	$ 527,518	$ -

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A filing for the fiscal year ended December 31, 2000 for Boston Biomedica, Inc. and Subsidiaries (“the Company” or “Boston Biomedica”).

        In February 2001, the Company sold certain assets of BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, to a third party in conjunction with its decision to exit the clinical laboratory testing business. Accordingly, the accompanying financial statements have been reclassified to present BBICL’s net assets and results of operations as discontinued operations.

        Certain amounts included in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

(2) Recent Accounting Standards

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, is effective for the first quarter of fiscal years beginning after June 15, 2000. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activities so the adoption of SFAS 133 did not have a material effect on its financial statements.

(3) Inventories

                 Inventories consisted of the following:

(4) Segment Reporting and Related Information (in thousands)

        Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by senior management in deciding how to allocate resources and in assessing the performance of each segment. The Company is organized into segments along legal entity lines and senior management regularly reviews financial results for all entities, focusing primarily on revenue and operating income.

        The Company had four operating segments as of March 31, 2001: Diagnostics; Biotech; Laboratory Instrumentation and Pressure Cycling Technology ("PCT"). For most of fiscal year 2000 the Company also had a drug discovery segment which was Panacos Pharmaceuticals. In November 2000, Panacos sold a majority of its equity to third party investors and as a result, the Company no longer consolidates the results of Panacos in its financial reporting. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment provides research and development support for the other BBI segments as well as contract research and repository services for agencies of the United States Government, and industry and other third parties. The Laboratory Instrumentation segment sells diagnostic instruments and medical devices primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment conducts research and development using the Company's patented Pressure Cycling Technology, with particular focus in the areas of nucleic acid purification and pathogen inactivation. This segment does not currently have any significant product or service revenue. The revenue to date consists of both private and public funding of specific research projects. Most of the expenditures by this segment are for R&D expenses and general management expenses, including patent costs.

        The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements, as well as for segment performance and internal management reporting. Inter-segment sales are recorded on a “third party best price” basis and are significant in measuring segment operating results. The following segment information has been prepared in accordance with the internal accounting policies of the Company, as described above. Prior year data has been restated to conform to the current year presentation format.

                 Operating segment revenue for the three months ended March 31 were as follows:

        In the first quarter of 2001, the Company adjusted its absorption of corporate overhead based upon a revised corporate structure effective in year 2001. The present corporate structure reflects the Company’s implementation, in the latter part of year 2000, of a cost reduction plan at the Laboratory Instrumentation segment, the Company’s reduced ownership percentage of Panacos, and the Company’s decision to exit the clinical laboratory testing business. The latter item is reflected as discontinued operations in the accompanying financial statements; in accordance with generally accepted accounting principles, the Company has ceased allocating corporate overhead to this segment. This adjustment results in the Diagnostics unit absorbing a large portion of corporate overhead which in prior years would have been allocated to Panacos and the Clinical Laboratory testing business.

                 Operating segment (loss) income for the three months ended March 31 were as follows:

                 Identifiable corporate and operating segment assets from continuing operations are all located in the United States as follows:

(5) Computation of Net Income (Loss) per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities having a net effect of 1,124,040 and 400,475 common shares, for the three months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Also included in total shares outstanding for both periods presented are 500,000 shares associated with the exercise of certain warrants by Paradigm Group LLC.

(6) Debt

        In February 2001, the Company utilized a portion of the proceeds from the sale of its Clinical Laboratory business segment to pay off in full the outstanding balance of $5,762,635 (plus accrued interest) on its line of credit, at which time the bank released all liens associated with this line of credit and terminated the line of credit.

        In the first quarter of 2001, certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company's common stock. These conversions resulted in the issuance of 801,325 shares of common stock. The pro-rata portion of the unamortized original issue discount, debt issuance and warrant related costs amounting to approximately $231,000 was charged against additional paid-in capital. In addition, the Company redeemed the remaining $2,040,000 (face value) of Debentures plus accrued interest and a premium of $190,000 (which was charged to interest expense). The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures amounting to approximately $377,000 has been included in the loss on extinguishment of the Debentures. Partially offsetting this loss is the Company's reversal of approximately $528,000 of interest expense previously recorded in 2000 associated with the amortization of the Debentures beneficial conversion feature. Accordingly, the Company has recorded a loss of approximately $(39,000) relative to the early extinguishment of the Debentures.

        As a result of the conversions and redemptions noted above, none of the 3%, Senior Subordinated Convertible Debentures remain outstanding subsequent to February 27, 2001.

(7) Discontinued Operations

        On February 20, 2001, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, sold certain assets and liabilities of its clinical laboratory business to a third party for an original purchase price of $9,500,000, of which $900,000 was placed in escrow subject to certain post closing adjustments. The escrow amount has been reduced by $206,000 to reflect a post closing adjustment in favor of the purchaser. The Company has retained certain other assets and liabilities of BBICL, primarily property plant and equipment together with a facility lease subsequent to the closing date, which the Company intends to liquidate throughout the remainder of year 2001 as part of its decision to exit this segment of the business. The Company has written all of the retained assets down to their estimated net realizable value. In accordance with a transition services agreement, the Company is required to operate the business in a normal fashion for a minimum of six months subsequent to the sale but in no event beyond December 31, 2001; all of the revenues generated by, and substantially all costs associated with operating the business subsequent to the closing date of this transaction will belong to the purchaser.

        The Company has recorded a gain of $4,100,000 net of taxes of $1,364,000 in the first quarter of 2001, subject to post closing adjustments. The Company expects to utilize approximately $5,200,000 of prior period net operating loss carryforwards, previously reserved for by the Company in year 2000, to partially offset the tax effect of this gain. Additionally, the Company has taken a tax benefit of $564,000 related to stock option exercises that was not previously recorded as the Company was in a loss position. This tax benefit was recorded as a credit to additional paid-in capital in the first quarter of 2001.

        The Company has recorded short and long term accrued liabilities to exit the Clinical Laboratory testing business totaling approximately $3,014,000. The major components of this accrual are estimated income taxes ($800,000), severance costs and other employee related costs ($828,000), estimated lease exit costs ($773,000) and potential health care claim adjustments ($220,000); with the remainder for professional fees, potential additional post-closing adjustments, and other miscellaneous costs associated with exiting this business segment.

        Revenues from discontinued operations net of intercompany eliminations were $973,000 for the period from January 1, 2001 to February 20, 2001 and $2,292,000 for the three months ended March 31, 2000. Operating losses from discontinued operations were $136,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively. In summary, income (loss) from discontinued operations was $3,964,000 and $(64,000) for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Overview

        On February 20, 2001, the Company sold certain assets and liabilities of its wholly-owned subsidiary, BBI Clinical Laboratories (“BBICL”), to a third party for an original purchase price of $9,500,000, of which $900,000 was placed in escrow subject to certain post closing adjustments. The escrow amount has been reduced by $206,000 to reflect a post closing adjustment in favor of the purchaser. Additional information relative to this transaction is contained hereunder in the caption entitled “Discontinued Operations.” Prior period data has been reclassified to conform to the current format of presentation.

        In November 2000, Panacos Pharmaceuticals, Inc (“Panacos”), formerly a subsidiary of the Company, sold a majority of its equity to third party investors. This transaction reduced the Company’s ownership in Panacos to 30.5% all of which is held in non-voting preferred stock. As a result, the Company no longer consolidates the results of Panacos in its financial reporting.

Revenue

        Total revenue from continuing operations increased 9.8%, or $443,000, to $4,982,000 in 2001 from $4,539,000 in 2000. The increase in revenue was the result of an increase in product revenue of 21.7%, or $565,000, to $3,162,000 in 2001 from $2,597,000 in 2000. This increase in revenue was partially offset by a decline in service revenue of 6.3%, or $122,000, to $1,820,000 in 2001 from $1,942,000 in 2000.

          Product Revenue. The product revenue increase was primarily attributable to a $537,000 increase in the Diagnostics segment. The Diagnostics increase was the result of a higher level of sales of diagnostic component products and OEM panels.

          Service Revenue. The Biotech segment experienced a 43% increase in repository services, however this increase was more than offset by reduced levels of new contract research funding. Service revenue recognized in the first quarter of 2000 also included $69,000 of funding received by Panacos for drug discovery activities; as noted above, the Company no longer consolidates the results of operations of Panacos.

Gross Profit

        Overall gross profit increased 30.1%, or $491,000, to $2,122,000 in the first quarter of 2001 from $1,631,000 for the same period last year. Product gross profit increased 21.3%, or $278,000, to $1,581,000 in 2001 from $1,303,000 for 2000; product gross margin was relatively unchanged at 50.0% in 2001 from 50.2% in 2000. Services gross profit increased $212,000 to $541,000 in 2001 from $329,000 for 2000 and service gross margin increased to 29.7% in 2001 from 16.9% in 2000.

Product Gross Margin

        A slight decline in product gross margin at the Diagnostics segment, which was due substantially to a higher mix of lower margin diagnostic component products, was offset by an increase at the Laboratory Instrumentation segment. This increase was associated with the September 2000 implementation of a cost reduction plan at the Laboratory Instrumentation segment which included a headcount reduction and sublease of excess manufacturing space, thereby lowering manufacturing overhead and improving margins.

Service Gross Margin

        A substantial portion of the Company’s service revenues are derived from government contracts associated with the Biotech segment. The increase in service gross margin was due to lower than usual gross margins in the first quarter of 2000 due to supplies purchased for repository contracts.

Research and Development

        Research and development expenditures decreased 14.7%, or $102,000, to $591,000 in 2001 from $693,000 in 2000. The first quarter of 2000 included research and development expenses associated with Panacos, the results of which are no longer included in the Company’s results of operation as discussed above. In addition, there was a reduced level of research and development expenditures in the first quarter of 2001 at the Laboratory Instrumentation segment associated with the September 2000 implementation of a cost reduction plan (as discussed above).

Selling and Marketing

        Selling and marketing expenses increased by 17.5%, or $112,000, to $751,000 in 2001 from $639,000 in 2000. This increase was a result of filling several sales and marketing positions in the latter part of 2000 at the Diagnostic segment.

General and Administrative

        General and administrative costs declined 8.5%, or $96,000, to $1,029,000 in 2001 from $1,125,000 in 2000. A large portion of the decline was associated with the September 2000 implementation of a cost reduction plan at the Laboratory Instrumentation segment (as noted above). In addition, the Laboratory Instrumentation segment’s goodwill was written down by approximately $1,464,000 in the third quarter of fiscal year 2000, resulting in lower amortization expense in the first quarter of 2001 as compared to the same period last year.

Operating Loss

        Operating loss from continuing operations decreased to $(249,000) in 2001 versus an $(826,000) loss in 2000. The Diagnostics segment’s operating income decreased to $203,000 in 2001 from $242,000 in 2000, due to an increase in revenue achieved from lower margin products and an increased absorption of corporate overhead by this segment as explained further hereunder. The Biotech segment’s operating loss decreased to $(51,000) in 2001 from $(151,000) in 2000, due to increased gross margins associated with service work. The Laboratory Instrumentation segment had an operating loss of $(122,000) for 2001 versus a loss for 2000 of $(286,000); the first quarter of 2001 operating results reflect implementation in September 2000 of a cost reduction plan, together with lower amortization expense associated with the write down of this segment’s goodwill in the third quarter of 2000. The operating loss of the PCT segment decreased to $(279,000) in 2001 from $(330,000) in 2000 due to a lower level of research and development and patent related costs. The Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as discussed further above. In the first quarter of 2001, the Company adjusted its absorption of corporate overhead based upon a revised corporate structure effective in year 2001. The present corporate structure reflects the Company’s implementation, in the latter part of year 2000, of a cost reduction plan at the Laboratory Instrumentation segment, the Company’s reduced ownership percentage of Panacos, and the Company’s decision to exit the Clinical Laboratory testing business. The latter item is reflected as discontinued operations in the accompanying financial statements; in accordance with generally accepted accounting principles, the Company has ceased allocating corporate overhead to this segment. This adjustment results in the Diagnostics unit absorbing a large portion of corporate overhead which in prior years would have been allocated to Panacos and the Clinical Laboratory testing business.

Interest Expense

        Interest expense increased from $194,000 in 2000 to $247,000 in 2001. In the first quarter of 2001, the Company redeemed the remaining $2,040,000 of outstanding 3% Senior Subordinated Convertible Debentures at face value plus a premium of $190,000 and accrued interest. The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures, amounting to approximately $377,000, is included in the loss on extinguishment of the Debentures. Substantially offsetting this loss is the Company’s reversal of approximately $528,000 of interest expense previously recorded in 2000 associated with the amortization of the Debentures beneficial conversion feature. Additional interest expense was incurred in 2001 associated with the Company obtaining a $2,447,000 mortgage on its West Bridgewater MA facility in April 2000, as well as the interest on the Debentures through their conversion / redemption. These increases in the first quarter of 2001 were partially offset by reduced interest expense on the Company’s line of credit which was in effect for the entire first quarter of 2000 but was terminated by the Company in February 2001.

Income Taxes

        In the third quarter of 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from continuing operations in the first quarter of 2001 as these tax assets have been fully reserved for. The Company has made estimated state income tax payments of $9,800 in the first quarter of 2001. In the first quarter of 2000, the Company recorded an income tax benefit at a rate of 38%.

Loss from Continuing Operations

        Loss from continuing operations decreased to $(486,000) for the quarter ended March 31, 2001 from $(608,000) for the same period last year, as a result of the items discussed above.

Discontinued Operations

        On February 20, 2001, the Company sold certain assets and liabilities of its wholly-owned subsidiary BBICL to a third party for an original purchase price of $9,500,000, of which $900,000 was placed in escrow subject to certain post closing adjustments. The escrow amount has been reduced by $206,000 to reflect a post closing adjustment in favor of the purchaser. The Company has retained certain other assets and liabilities of BBICL, primarily property plant and equipment together with a facility lease subsequent to the closing date, which the Company intends to liquidate throughout the remainder of year 2001 as part of its decision to exit this segment of the business. The Company has written all of the retained assets down to their estimated net realizable value.

        The Company has recorded a gain of $4,100,000 net of taxes of $1,364,000 in the first quarter of 2001, subject to post closing adjustments. The Company expects to utilize approximately $5,200,000 of prior period net operating loss carryforwards, previously reserved for by the Company in year 2000, to partially offset the tax effect of this gain. Additionally, the Company has taken a tax benefit of $564,000 related to stock option exercises that was not previously recorded as the Company was in a loss position. This tax benefit was recorded as a credit to additional paid-in capital in the first quarter of 2001.

        The Company has recorded short and long term accrued liabilities to exit the Clinical Laboratory testing business totaling approximately $3,014,000. The major components of this accrual are estimated income taxes ($800,000), severance costs and other employee related costs ($828,000), estimated lease exit costs ($773,000) and potential health care claim adjustments ($220,000); with the remainder for professional fees, potential additional post-closing adjustments, and other miscellaneous costs associated with exiting this business segment.

        Revenues from discontinued operations net of intercompany eliminations were $973,000 for the period from January 1, 2001 to February 20, 2001 and $2,292,000 for the three months ended March 31, 2000. Operating losses from discontinued operations were $136,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively. In summary, income (loss) from discontinued operations was $3,964,000 and $(64,000) for the three months ended March 31, 2001 and 2000, respectively.

        In accordance with a transition services agreement, the Company is required to operate the business in a normal fashion for a minimum of six months subsequent to the sale but in no event beyond December 31, 2001; all of the revenues generated by, and substantially all costs associated with operating the business subsequent to the closing date of the transaction are the responsibility of the purchaser. A portion of the proceeds from this sale were used to redeem all outstanding 3% Senior Subordinated Convertible Debentures (“Debentures”) and to retire the Company’s line of credit.

Summary

        The Company had net income $3,478,000 in 2001 as compared to a net loss of $(671,000) in 2000. In the first quarter of 2001, the Company recorded an after-tax gain of $3,964,000 associated with discontinued operations, coupled with a reduced operating loss. In the first quarter of last year, the Company incurred a higher operating loss, which was partially offset by a benefit from income taxes, which the Company fully reserved and ceased recording in the third quarter of 2000. The earnings (loss) per share computation reflects the issuance of 801,325 additional shares of common stock in the first quarter of 2001, as certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock.

LIQUIDITY AND FINANCIAL CONDITION

        The Company’s working capital position increased to $8,010,000 as of March 31, 2001 from $3,596,000 as of December 31, 2000. From March 31, 2000 through February 2001 the Company’s working capital position was adversely affected by the classification of its line-of-credit as short-term debt. The Company reclassified the debt to short term because in the first quarter of 2000, it violated a financial covenant limiting the amount of allowable losses. In February 2001, utilizing proceeds generated by the sale of certain assets of BBICL as discussed above, the Company paid off in full the $5,763,000 outstanding balance (plus accrued interest), thereby terminating this line of credit. There were no payment defaults at any time on this line of credit.

        In August 2000, the Company issued $3,250,000 of 3% Senior Subordinated Convertible Debentures due August 25, 2003. Net proceeds to the Company amounted to approximately $2,871,000 after deduction of original issue discount of $162,500 and associated closing costs of $216,500. For accounting purposes, a portion of the cash proceeds, amounting to $327,000, has been allocated to the relative fair value of warrants issued in conjunction with these Debentures. In the first quarter of 2001, certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock, in accordance with the conversion formula. The conversion of a portion of these outstanding Debentures and/or the exercise of outstanding warrants to purchase the Company’s common stock will have a dilutive impact on our security holders. These conversions resulted in the issuance of 801,325 additional shares of common stock in the first quarter of 2001.

        In the first quarter of 2001, certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company's common stock. These conversions resulted in the issuance of 801,325 shares of common stock. The pro-rata portion of the unamortized original issue discount, debt issuance and warrant related costs amounting to approximately $231,000 was charged against additional paid-in capital. In addition, the Company redeemed the remaining $2,040,000 (face value) of Debentures plus accrued interest and a premium of $190,000 (which was charged to interest expense). The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures amounting to approximately $377,000 has been included in the loss on extinguishment of the Debentures. Partially offsetting this loss is the Company's reversal of approximately $528,000 of interest expense previously recorded in 2000 associated with the amortization of the Debentures beneficial conversion feature. Accordingly, the Company has recorded a loss of approximately $(39,000) relative to the early extinguishment of the Debentures.

        As a result of both the conversions and redemptions, which occurred in the first quarter of 2001, none of the Debentures remain outstanding subsequent to February 27, 2001.

        Net cash used in operations for the three months ended March 31, 2001 was $82,000 as compared to $1,296,000 during the same period last year. The large operational use of cash during the first quarter of last year was primarily the result of significant payments that were made from accounts payable associated with the build-out of the Frederick, MD repository facility, whereas, in the first quarter of 2001, the Company received a $212,000 income tax refund.

        Net cash used in investing activities was $80,000 in the first quarter of 2001 versus $182,000 in the comparable prior year period. The decrease of cash used for investing was due to a conscious decision by management to reduce capital expenditures as many of the Company’s significant capital improvement projects reached their final stages in year 2000.

        Cash used in financing activities was $7,434,000 in the first quarter of 2001 versus cash provided of $1,499,000 for the prior year period. In the first quarter of 2001, the Company used proceeds from the sale of certain assets of BBICL to pay off in full the remaining $5,762,635 balance on its line of credit and retire all remaining Debentures. Cash provided by financing in the first quarter of 2000 was primarily made up of $1,171,000 of proceeds of debt as the Company borrowed against its line of credit and approximately $328,000 of cash received from the exercise of stock options and warrants.

        As of April 30, 2001, the Company had existing cash balances approximating $2,062,000 (excluding $694,000 of cash held in escrow relating to the sale of certain BBICL assets as discussed herein) and believes this amount, coupled with cash flows from operations, will be sufficient to fund operations and anticipated capital expenditures for the remainder of the year. The Company continually evaluates financing options, as well as other strategic alternatives, in order to maximize shareholder value.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company’s financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: due to difficulties in the implementation of its strategies, the Company may not be able to return to operating profitability in 2001; the financial results of the quarter ended March 31, 2001 are not necessarily indicative of future results because future revenues may not meet expectations due to changes in customer needs and technological innovations and expenses may be higher than anticipated because costs may increase; the Company may not be successful in developing Pressure Cycling Technology (PCT) into commercially successful products, or such development may take longer than expected; the Company’s inability to develop the end-user market for quality control products; the Company’s inability to integrate the business of Source Scientific, Inc. into the Company’s business and to grow the sales of Source Scientific, Inc. to the extent anticipated by the September 2000 downsizing of this segment of the business; the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; the Company’s inability to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; and the potential for significant reductions in purchases by any of the Company’s major customers. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s most recent Registration Statements on Form S-3 (SEC File No.‘s 333-94379 and 333-46426).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In the first quarter of 2001, certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock. These conversions resulted in the issuance of 801,325 shares of common stock. The pro-rata portion of the unamortized original issue discount, debt issuance and warrant related costs amounting to approximately $231,000 was charged against additional paid-in capital. In addition, the Company redeemed the remaining $2,040,000 (face value) of Debentures plus accrued interest and a premium of $190,000 (which was charged to interest expense). The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures amounting to approximately $377,000 has been included in the loss on extinguishment of the Debentures. Partially offsetting this loss is the Company’s reversal of approximately $528,000 of interest expense previously recorded in 2000 associated with the amortization of the Debentures beneficial conversion feature. Accordingly, the Company has recorded a net loss of approximately $(39,000) relative to the early extinguishment of the Debentures.

         As a result of the conversions and redemptions noted above, none of the 3%, Senior Subordinated Convertible Debentures remain outstanding subsequent to February 27, 2001.

        In accordance with the terms of the Company’s mortgage with a bank, payment of dividends on common stock is not permitted. See also Item 3 hereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The March 31, 2001 balance sheet reflects the classification of the Company’s outstanding mortgage balance in the amount of $2,407,513 as long-term debt (excluding $46,800 of debt due in one year). The Company violated a covenant in the Mortgage Agreement pertaining to maintenance of a certain level of debt service coverage on a rolling twelve-month basis, however the Company has received a waiver from the lender for this violation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

EXHIBIT NO.

2	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc. and Specialty Laboratories, Inc. (Annexes, Exhibits and Schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. Boston Biomedica, Inc. agrees, however, to furnish supplementary a copy of such omitted items to the Commission upon request.) *
3.1	Amended and Restated Articles of Organization of the Company**
3.2	Amended and Restated Bylaws of the Company**
4.1	Specimen Certificate for Shares of the Company's Common Stock**
4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)**

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Report on Form 8-K filed March 8, 2001, which documents are hereby incorporated by reference. The number set forth herein is the number of the Exhibit in said Form 8-K.
**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-10759), which documents are hereby incorporated by reference. The number set forth herein is the number of the Exhibit in said registration statement.

(b) Reports on Form 8-K

        The Company filed a Form 8-K, dated March 7, 2001, relative to the Company’s sale of certain assets and liabilities of its wholly owned subsidiary, BBI Clinical Laboratories, Inc., to a third party and the utilization of a portion of those sale proceeds to retire the remaining amounts outstanding of both the Company’s 3% Senior Subordinated Convertible Debentures and its existing line of credit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                    BOSTON BIOMEDICA, INC.
                                                                                                                                  (Registrant)

        Date:   May 15, 2001                                                                         By:  /s/ Kevin W. Quinlan

                                                                                                                    Kevin W. Quinlan,
                                                                                                                    President and Chief Operating Officer
                                                                                                                    (Principal Accounting and Financial Officer)