Form 10-Q
period 2001-09-30
BOSTON BIOMEDICA INC
filed 2001-11-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Secutities Exchange Act of 1934
For the quarterly period ended September 30, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The number of shares outstanding of the Registrant’s only class of common stock as of October 31, 2001, was 6,107,718.

Part I — FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Operations:
        Three and Nine Months Ended September 30, 2001
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

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

September 30, 2001	December 31, 2000
ASSETS		
CURRENT ASSETS:		
Cash and cash equivalents	$ 1,353,040	$ 1,782,100
Cash held in escrow (Note 7)	713,588	-
Trade accounts receivable, less allowances of $174,542 in 2001 and $88,981 in 2000	3,571,155	3,881,943
Inventories	6,868,066	6,465,548
Prepaid expenses and other current assets	109,502	236,731
Income taxes receivable	-	212,762
Total current assets	12,615,351	12,579,084
Property and equipment, net	6,591,854	7,459,283
OTHER ASSETS:		
Goodwill and other intangibles, net	874,597	933,793
Debt issuance costs	-	203,523
Other long-term assets	154,872	135,578
Net assets of discontinued operations (Note 7)	-	1,237,535
	1,029,469	2,510,429
TOTAL ASSETS	$ 20,236,674	$ 22,548,796
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES:		
Accounts payable	$ 973,743	$ 1,232,697
Accrued employee compensation	998,790	836,804
Other accrued expenses	668,410	974,606
Current maturities of long term debt	54,815	5,840,172
Deferred revenue and other current liabilities	53,477	99,074
Accrued liabilities to exit Clinical Laboratory testing business (Note 7)	2,117,735	-
Total current liabilities	4,866,970	8,983,353
LONG-TERM LIABILITIES:		
Mortgage, less current maturities	2,385,036	2,420,449
3% Senior Subordinated Convertible Debentures	-	2,818,375
Other liabilities	626,532	577,044
Accrued liabilities to exit Clinical Laboratory testing business (Note 7)	446,610	-
STOCKHOLDERS' EQUITY:		
Common stock, $.01 par value; authorized 20,000,000 shares in 2001 and 2000; issued and outstanding 6,101,218 in 2001 and 5,652,516 in 2000	61,012	56,525
Additional paid-in capital	20,107,107	18,904,862
Loan to Officer/Director (Note 9)	(350,000)	-
Accumulated deficit	(7,906,593)	(11,211,812)
Total stockholders' equity	11,911,526	7,749,575
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 20,236,674	$ 22,548,796

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30, 2001	For the nine months ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net income (loss)	$ 3,305,219	$ (5,728,742)
Income (loss) from discontinued operations	3,964,498	(149,525)
Loss from continuing operations	(659,279)	(5,579,217)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:		
Depreciation and amortization	1,162,835	1,209,503
Impairment of intangible assets	-	1,464,220
(Recapture) amortization of beneficial conversion feature on of convertible debentures	(508,906)	153,359
Stock based compensation	30,000	-
Deferred income tax valuation allowance	-	1,155,325
Provision for doubtful accounts	81,000	-
Loss on disposal of property and equipment	-	4,722
Changes in operating assets and liabilities:		
Accounts receivable	229,788	908,303
Inventories	(402,518)	(540,075)
Prepaid expenses and other assets	127,229	(45,621)
Income taxes receivable	212,762	-
Other long-term assets	(19,294)	-
Accounts payable	(258,954)	(464,317)
Accrued employee compensation	161,986	199,776
Other accrued expenses	(306,196)	(149,025)
Deferred revenue	4,521	4,808
Other liabilities	(15,383)	(32,168)
Net cash used in operating activities	(160,409)	(1,710,407)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Acquisitions of property and equipment	(241,701)	(983,861)
Proceeds from sale of property and equipment	35,509	-
Loan to Officer/Director	(350,000)	-
Net cash used in investing activities	(556,192)	(983,861)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds from issuance of common stock	361,362	674,922
Repayments on line of credit	(5,762,635)	(1,383,016)
(Redemption) Issuance of 3% Senior Subordinated Convertible Debentures	(1,663,352)	2,544,350
Proceeds from issuance of warrants	-	326,643
(Repayments) borrowings on mortgage and other long-term debt	(64,623)	2,429,225
Net cash (used in) provided by financing activities	(7,129,248)	4,592,124
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(7,845,849)	1,897,856
Change in cash and cash equivalents provided by discontinued operations	7,416,789	254,647
Cash and cash equivalents, beginning of year	1,782,100	276,168
Cash and cash equivalents, end of period	$ 1,353,040	$ 2,428,671
NON-CASH ACTIVITIES:		
Assets aquired under capital lease	$ 21,242	$ 95,577
Conversion of 3% Senior Subordinated Convertible Debentures	$ 978,889	$ -

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K/A filing for the fiscal year ended December 31, 2000 for Boston Biomedica, Inc. and Subsidiaries (“the Company” or “Boston Biomedica”) and the Company’s Form 10-Q filings for the three and six months ended March 31, 2001 and June 30, 2001, respectively.

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

          Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

          Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of long-lived assets. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

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

          The Company had four operating segments as of September 30, 2001: Diagnostics; Biotech; Laboratory Instrumentation and Pressure Cycling Technology (“PCT”). In addition, for most of fiscal year 2000 the Company also had a drug discovery segment which was Panacos Pharmaceuticals. In November 2000, Panacos sold a majority of its equity to third party investors and as a result, the Company no longer consolidates the results of Panacos in its financial reporting. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including end users and regulators of their test kits, with quality control products and test kit components. The Biotech segment provides research and development support for the other BBI segments as well as contract research and repository services for agencies of the United States Government, industry and other third parties. The Laboratory Instrumentation segment sells diagnostic instruments and medical devices primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment conducts research and development using the Company’s patented Pressure Cycling Technology, with particular focus in the areas of nucleic acid purification and pathogen inactivation. This segment does not currently have any significant product or service revenue. The revenue to date consists of both private and public funding of specific research projects. Most of the expenditures by this segment are for R&D expenses and general management expenses, including patent costs.

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

                 Segment operating income (loss) was as follows:

                 Identifiable corporate and operating segment assets from continuing operations are all located in the United States as follows:

(5) Computation of Net Income (Loss) per Share

          Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive stock options having a net effect of 479,839 and 207,596 common shares, for the three months ended September 30, 2001 and 2000, respectively, and 951,119 and 2,500 common shares, for the nine months ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Additionally, 481,901 and 478,737 common stock purchase warrants, outstanding at September 30, 2001 and 2000, respectively were not included in the computation of diluted earnings per share because to do so would have been antidilutive. Included in total shares outstanding for the period February 17, 2000 to June 15, 2001 are 500,000 shares associated with the exercise of certain warrants by Paradigm Group, LLC, as discussed further on Note 8 hereunder.

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

(7) Discontinued Operations

          On February 20, 2001, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, sold certain assets and liabilities of its clinical laboratory business to a third party for an original purchase price of $9,500,000, of which $900,000 was placed in escrow subject to certain post closing adjustments. The escrow amount has been adjusted by $206,000 to reflect a post closing adjustment in favor of the purchaser and for $19,000 interest earned. The Company has retained certain other assets and liabilities of BBICL, primarily property plant and equipment together with a facility lease subsequent to the closing date, which the Company intends to liquidate throughout the remainder of year 2001 as part of its decision to exit this segment of the business. The Company has written all of the retained assets down to their estimated net realizable value. In accordance with a transition services agreement, the Company is required to operate the business in a normal fashion for a minimum of six months subsequent to the sale but in no event beyond December 31, 2001; all of the revenues generated by, and substantially all costs associated with operating the BBICL business subsequent to the closing date of this transaction will belong to the purchaser.

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

          As of September 30, 2001, the Company’s most recent estimate of its remaining short and long term accrued liabilities to exit the Clinical Laboratory testing business, is approximately $2,564,000. The major components of this accrual are estimated income taxes ($586,000), severance and other employee related costs ($335,000), estimated lease exit costs ($723,000) and potential health care claim adjustments ($218,000); with the remainder for professional fees, potential additional post-closing adjustments, and other miscellaneous costs associated with exiting this business segment.

          Revenues from discontinued operations net of intercompany eliminations were $973,000 for the period from January 1, 2001 to February 20, 2001 and $1,967,000 and $6,478,000 for the three and nine months ended September 30, 2000, respectively. Operating losses from discontinued operations were $0 and $(136,000) for the three and nine months ended September 30, 2001, respectively, and $(71,000) and $(149,000) for the three and nine months ended September 30, 2000, respectively. In summary, income (loss) from discontinued operations was $0 and $3,964,000 for the three and nine months ended September 30, 2001, respectively, and $(71,000) and $(150,000) for the three and nine months ended September 30, 2000, respectively.

(8) Legal Proceedings

          In August 1999, the Company sold 500,000 warrants to purchase the Company’s stock to Paradigm Group, LLC, a private investment company. In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company’s common stock. The holders of the warrants were required to pay the exercise price when the registration of the underlying shares became effective which was in December 2000. In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. The suit, filed in the Circuit Court of Cook County, Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. In December 2000, Paradigm Group, LLC withdrew this lawsuit. In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares. On June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, these shares were cancelled by the Company.

(9) Related Party Transaction

          The Company’s Board of Directors has authorized the Company to provide a loan, of up to $450,000 to an officer/director of the Company. The loan is in the form of a one-year note, renewable at the Company’s option, at a market interest rate, and collateralized by a pledge of 90,000 shares of common stock of the Company owned by the officer/director. Interest on the note, currently 7%, is either payable monthly or can be added to the principal of the note at the option of the borrower, up to the amount available under this note. During the third quarter of 2001, $350,000 was loaned pursuant to the terms of the note, and an additional $100,000 was loaned in October 2001. The note is shown on the balance sheet as a decrease to stockholders equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview

          On February 20, 2001, the Company sold the business and certain assets and liabilities of its wholly-owned subsidiary, BBI Clinical Laboratories (“BBICL”), to a third party for an original purchase price of $9,500,000, of which $900,000 was placed in escrow subject to certain post closing adjustments. The escrow amount has been adjusted by $206,000 to reflect a post closing adjustment in favor of the purchaser and for $19,000 of interest earned. Additional information relative to this transaction is contained hereunder in the caption entitled “Discontinued Operations.” Prior period data has been reclassified to conform to the current format of presentation.

          In November 2000, Panacos Pharmaceuticals, Inc (“Panacos”), formerly a subsidiary of the Company, sold a majority of its equity to third party investors. This transaction reduced the Company’s ownership in Panacos to 30.5% all of which is held in non-voting preferred stock. As a result, the Company no longer consolidates the results of Panacos in its financial reporting.

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue

         Total revenue from continuing operations increased 19.2%, or $875,000, to $5,409,000 in 2001 from $4,534,000 in 2000. The increase in revenue was the result of an increase in product revenue of 28.6%, or $757,000, to $3,401,000 in 2001 from $2,644,000 in 2000, coupled with an increase in service revenue of 6.2%, or $118,000, to $2,008,000 in 2001 from $1,890,000 in 2000.

           Product Revenue. The product revenue increase was primarily attributable to a $667,000 increase at the Diagnostics segment associated with an increased level of sales of AccuRun and OEM products.

           Service Revenue. The Biotech segment experienced continued strong growth in repository services, as the company aggressively seeks out new business.

Gross Profit

          Overall gross profit increased 43.3%, or $665,000, to $2,202,000 in the third quarter of 2001 from $1,537,000 for the same period last year. Product gross profit increased 61.8%, or $674,000, to $1,765,000 in 2001 from $1,091,000 for 2000 on a higher level of product sales, and product gross margin increased to 51.9% in 2001 from 41.3% in 2000. Services gross profit declined slightly by $8,000 to $437,000 in 2001 from $445,000 for 2000 and service gross margin decreased to 21.8% in 2001 from 23.5% in 2000.

           Product Gross Margin. The increase in product gross margin was achieved at both manufacturing segments. At the Diagnostics segment, the margin increase was derived by higher revenues from increased product sales as discussed above. This was coupled with a gross margin increase at the Laboratory Instrumentation segment driven by both higher revenue and the cost reduction plan implemented last September.

           Service Gross Margin. The slight decrease in service gross margin from 23.5% to 21.8% was due primarily to a higher level of wages and an increase in laboratory supplies at the Biotech segment.

Research and Development

         Research and development expenditures decreased 18.5%, or $122,000, to $537,000 in 2001 from $659,000 in 2000. The third quarter of 2000 included $163,000 of research and development expenses associated with Panacos, the results of which are no longer included in the Company’s results of operation as discussed above. This was partially offset by a higher level of research and development spending on the Company’s PCT activities.

Selling and Marketing

          Selling and marketing expenses increased by 7.6%, or $53,000, to $753,000 in 2001 from $700,000 in 2000, associated with an increase in headcount as several open sales and marketing positions were filled in the latter part of 2000 at the Diagnostic segment.

General and Administrative

          General and administrative costs declined 17.9%, or $233,000, to $1,070,000 in 2001 from $1,303,000 in 2000. There have been headcount reductions at Corporate, and the Diagnostics and Laboratory Instrumentation segments, coupled with a significantly lower level of professional fees than were incurred in connection with financing transactions in 2000. A portion of the decline is also associated with the September 2000 write down of goodwill at the Laboratory Instrumentation segment, resulting in a lower level of amortization expense as compared to the third quarter of 2000.

Impairment of Intangible Asset

          As part of an ongoing strategic review process, the Company’s Board of Directors met in late September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment’s prospects for the future to determine if any impairment of the segment’s goodwill had occurred. Based on information presented at that meeting and subsequent analyses showing lower revenue expectations, management approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment’s undiscounted future cash flows were projected to be less than the carrying value of that segment’s goodwill. In accordance with the provisions of “Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” this segment’s goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000.

Operating Income (Loss)

          The Company recorded an operating loss from continuing operations of $(157,000) in the third quarter of 2001 versus an operating loss from continuing operations of $(2,589,000) in 2000 with the Diagnostics and Biotech segments achieving an operating profit prior to the allocation of corporate overhead. The Diagnostics segment’s operating income after allocation of corporate overhead increased to $477,000 in the third quarter of 2001 from $167,000 in 2000 as an increase in product revenue from AccuRun and OEM panels, coupled with an increase in product gross margin associated with the mix of higher margin product items, partially offset by an increased absorption of corporate overhead by this segment (as explained further hereunder). The Biotech segment’s operating loss after allocation of corporate overhead was $(52,000) in 2001 as compared to $(151,000) in 2000, due to increased service revenues partially offset by increased research and development expenditures and increased absorption of corporate overhead as explained further hereunder. The Laboratory Instrumentation segment’s operating loss after allocation of corporate overhead decreased to $(165,000) for 2001 as compared to a loss for 2000 of $(527,000) exclusive of a $1,464,000 charge for impairment of intangible assets, due to a higher level of both product and services revenue and the impact in the third quarter of 2001 operating results of the September 2000 cost reduction plan which improved margins. In the third quarter of 2000, Panacos incurred a $(352,000) operating loss; the Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as previously discussed. In the first quarter of 2001, the Company adjusted its absorption of corporate overhead based upon a revised corporate structure effective in 2001. The present corporate structure reflects the Company’s implementation, in the latter part of 2000, of a cost reduction plan at the Laboratory Instrumentation segment, the Company’s spin-off of Panacos as an independent company, and the Company’s decision to exit the Clinical Laboratory testing business. The latter item is reflected as discontinued operations in the accompanying financial statements. In accordance with generally accepted accounting principles, the Company ceased allocating corporate overhead to the Clinical Laboratory testing business for all periods presented. This adjustment results in the Diagnostics unit absorbing a large portion of corporate overhead which in prior years would have been allocated to Panacos and the Clinical Laboratory testing business.

Interest Expense

          Interest expense decreased from $381,000 in the third quarter of 2000 to $53,000 in the third quarter of 2001. The decrease is associated with interest expense incurred on the Company’s line of credit, which was in effect for the third quarter of 2000 but was repaid and terminated by the Company in February 2001. In the third quarter of 2000, amortization of the beneficial conversion feature, warrant costs and debt issuance costs associated with the Company’s August 2000 issuance of $3,250,000 3% senior subordinated convertible debentures contributed an additional $153,000 of interest expense.

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

Loss from Continuing Operations

         Loss from continuing operations amounted to $(211,000) for the quarter ended September 30, 2001 as compared to a loss of $(2,970,000) for the same period last year, as a result of the items discussed above.

Discontinued Operations

          Operating income (loss) from discontinued operations amounted to $0 and $(71,000) for the three months ended September 30, 2001 and 2000, respectively. In accordance with a transition services agreement, the Company is required to operate the Clinical Laboratory testing business in a normal fashion for a minimum of six months (with 30 day renewal options) subsequent to the sale, but in no event beyond December 31, 2001; all of the revenues generated by, and substantially all costs associated with operating the business subsequent to February 20, 2001 are the responsibility of the purchaser.

Summary

          The Company incurred a net loss of $(211,000) in the third quarter of 2001 as compared to a net loss of $(4,766,000) in the third quarter of 2000. The third quarter of 2001 did not include operating results for Panacos, whereas the third quarter of 2000 included an operating loss of $(351,000) associated with Panacos; the Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as previously discussed. In addition, the third quarter of 2000 also included 1) a $1,464,000 write-down of the Laboratory Instrumentation segment’s goodwill and 2) the establishment of a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses. The net income per share computation for the third quarter of 2001 reflects the issuance of 79,016 additional shares of common stock associated with the exercise of stock options and warrants. In addition, on June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, these shares were cancelled by the Company.

                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenue

          Total revenue from continuing operations increased 8.8%, or $1,283,000, to $15,891,000 in 2001 from $14,608,000 in 2000. The increase in revenue was the result of an increase in product revenue of 12.1%, or $1,062,000 to $9,843,000 in 2001 from $8,781,000 in 2000, coupled with an increase in service revenue of 3.8%, or $221,000, to $6,048,000 in 2001 from $5,826,000 in 2000.

           Product Revenue. The product revenue increase was primarily attributable to an increased level of sales of basematrix and OEM panel products in the Diagnostics segment, coupled with an increase in product sales at the Laboratory Instrumentation segment.

           Service Revenue. The Biotech segment experienced a significant increase in repository and commercial service revenue. This was partially offset by lower revenue from contract research and instrument services. In addition, service revenue recognized in the first nine months of 2000 also included $151,000 of funding received by Panacos for drug discovery activities; as noted above, the Company no longer consolidates the results of operations of Panacos.

Gross Profit

          Overall gross profit increased 23.1%, or $1,234,000, to $6,562,000 in the first nine months of 2001 from $5,328,000 for the same period last year. Product gross profit increased 21.3%, or $898,000, to $5,108,000 in 2001 from $4,210,000 for 2000; product gross margin increased to 51.9% in 2001 from 48.0% in 2000. Services gross profit increased $337,000 to $1,454,000 in 2001 from $1,117,000 for 2000 and service gross margin increased to 24.0% in 2001 from 19.2% in 2000.

           Product Gross Margin. The increase in product gross margin at the Diagnostics segment, was derived from increased sales of higher margin catalog products coupled with a higher level of sales. This was coupled with a gross margin increase at the Laboratory Instrumentation segment driven by the cost reduction plan implemented last September.

           Service Gross Margin. The increase in service gross margin was due to higher commercial services and repository revenue at the Biotech segment.

Research and Development

          Research and development expenditures decreased 15.5%, or $312,000, to $1,696,000 in 2001 from $2,008,000 in 2000. The first nine months of 2000 included $537,000 of research and development expenses associated with Panacos, the results of which are no longer included in the Company’s results of operation as discussed above. This was partially offset by higher research and development spending on the Company’s PCT program activities.

Selling and Marketing

          Selling and marketing expenses increased by 7.0%, or $144,000, to $2,194,000 in 2001 from $2,050,000 in 2000. This increase was a result of filling several sales and marketing positions in the latter part of 2000 at the Diagnostic segment.

General and Administrative

          General and administrative costs declined 13.7%, or $474,000, to $2,990,000 in 2001 from $3,464,000 in 2000. This decrease was primarily a result of several factors. First, there have been headcount reductions at Corporate, and the Diagnostics and Laboratory Instrumentation segments, coupled with a lower level of professional fees. Second, a portion of the decline was associated with the September 2000 write down of goodwill at the Laboratory Instrumentation segment, saving $85,000 of amortization expense compared to the first half of 2000. Third, in the second quarter of 2001, the company increased its provision for doubtful accounts by $82,000 based on a significant deterioration in the financial condition of a customer of the Diagnostics segment. Finally, in the second quarter of 2001, the Company reversed $80,000 of expenses previously accrued in year 2000, based on the June 2001 legal settlement reached with Paradigm Group, LLC, as discussed further in the accompanying footnotes to the financial statements.

Impairment of Intangible Asset

          As part of an ongoing strategic review process, the Company’s Board of Directors met in late September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment’s prospects for the future to determine if any impairment of the segment’s goodwill had occurred. Based on information presented at that meeting and subsequent analyses showing lower revenue expectations, management approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment’s undiscounted future cash flows were projected to be less than the carrying value of that segment’s goodwill. In accordance with the provisions of “Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” this segment’s goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000.

Operating Income (Loss)

          Operating loss from continuing operations decreased to $(318,000) in 2001 versus $(3,659,000) in 2000. The Diagnostics segment’s operating income increased to $1,146,000 in 2001 from $884,000 in 2000, due to an increase in product revenue coupled with an increase in product gross margin and a decrease in segment general and administrative costs partially offset by an increased absorption of corporate overhead by this segment as explained further hereunder. The Laboratory Instrumentation segment had an operating loss of $(322,000) for 2001 versus a loss for 2000 of $(1,117,000) exclusive of a charge of $1,464,000 taken in the third quarter of 2000 related to impairment of intangible assets as discussed further above; the first nine months of 2001 operating results reflect the impact of the September 2000 cost reduction plan. In the first nine months of 2000, Panacos incurred an $(884,000) operating loss; the Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as previously discussed. Effective January 2001, the Company adjusted its absorption of corporate overhead based upon a revised corporate structure effective in 2001. The present corporate structure reflects the Company’s implementation, in the latter part of 2000, of a cost reduction plan at the Laboratory Instrumentation segment, the Company’s spin-off of Panacos as an independent company, and the Company’s decision to exit the Clinical Laboratory testing business. The latter item is reflected as discontinued operations in the accompanying financial statements. In accordance with generally accepted accounting principles, the Company ceased allocating corporate overhead to the Clinical Laboratory testing business for all periods presented. This adjustment results in the Diagnostics unit absorbing a large portion of corporate overhead, which in prior years would have been allocated to Panacos and the Clinical Laboratory testing business.

Interest Expense

          Interest expense decreased from $784,000 in 2000 to $326,000 in 2001. The major portion of the decrease is associated with reduced interest expense incurred in the first nine months of 2001 on the Company’s line of credit, which was in effect for the first nine months of 2000 but was repaid and terminated by the Company in February 2001 as discussed further in the section “Discontinued Operations” hereunder. Also, in the third quarter of 2000, amortization of the beneficial conversion feature, warrant costs and debt issuance costs associated with the Company’s August 2000 issuance of $3,250,000 3% Senior Subordinated Convertible Debentures contributed an additional $153,000 of interest expense. In the first quarter of 2001, the Company redeemed the remaining $2,040,000 (face value) of outstanding 3% Senior Subordinated Convertible Debentures (the “Debentures”) plus accrued interest and a premium of $190,000 (which was charged to interest expense). The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures, amounting to approximately $377,000, is included in the loss on extinguishment of the Debentures. Substantially offsetting this loss is the Company’s reversal of approximately $528,000 of interest expense previously recorded in 2000 associated with the amortization of the Debentures beneficial conversion feature. Additional interest expense was incurred in the first nine months of 2001 associated with the Company obtaining a $2,447,000 mortgage on its West Bridgewater MA facility in April 2000.

Income Taxes

          In the third quarter of 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not subsequently recognized an income tax benefit associated with the loss from continuing operations in the first nine months of 2001 as these tax assets have been fully reserved for. The Company has recorded approximately $16,000 of state income tax expense in the first nine months of 2001.

Loss from Continuing Operations

          Loss from continuing operations decreased to $(659,000) for the nine months ended September 30, 2001 from $(5,579,000) for the same period last year, as a result of the items discussed above.

Discontinued Operations

          On February 20, 2001, the Company sold certain assets and liabilities of its wholly-owned subsidiary BBICL to a third party for an original purchase price of $9,500,000, of which $900,000 was placed in escrow subject to certain post closing adjustments. The escrow amount has been adjusted by $206,000 to reflect a post closing adjustment in favor of the purchaser and for approximately $19,000 of interest earned. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with a facility lease subsequent to the closing date, which the Company intends to liquidate throughout the remainder of year 2001 and in early 2002 as part of its decision to exit this segment of the business. The Company has written all of the retained assets down to their estimated net realizable value.

         The Company has recorded a gain of $4,100,000 net of taxes of $1,364,000 in the first quarter of 2001, subject to post closing adjustments. The Company expects to utilize approximately $5,200,000 of prior period net operating loss carryforwards, previously reserved for by the Company in year 2000, to partially offset the tax effect of this gain. Additionally, the Company has taken a tax benefit of $364,000 related to stock option exercises that was not previously recorded as the Company was in a loss position. This tax benefit was recorded as a credit to additional paid-in capital in the first nine months of 2001.

         The Company has recorded its estimate of remaining short and long term accrued liabilities to exit the Clinical Laboratory testing business, totaling approximately $2,564,000 as of September 30, 2001. The major components of this accrual are estimated income taxes ($800,000), severance and other employee related costs ($600,000), estimated lease exit costs ($773,000) and potential health care claim adjustments ($218,000); with the remainder for professional fees, potential additional post-closing adjustments, and other miscellaneous costs associated with exiting this business segment.

         Revenues from discontinued operations net of intercompany eliminations were $973,000 for the period from January 1, 2001 to February 20, 2001 and $1,967,000 and $6,478,000 for the three and nine months ended September 30, 2000, respectively. Operating (losses) from discontinued operations were $0 and $(136,000) for the three and nine months ended September 30, 2001, respectively, and $(71,000) and $(149,000) for the three and nine months ended September 30, 2000, respectively. In summary, income (loss) from discontinued operations was $0 and $3,964,000 for the three and nine months ended September 30, 2001, respectively, and $(71,000) and $(150,000) for the three and nine months ended September 30, 2000, respectively.

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

Summary

          The Company had net income of $3,305,000 for the first nine months of 2001 as compared to a net loss of $(5,729,000) for the same period in 2000. In the first nine months of 2001, the Company recorded an after-tax gain of $3,964,000 associated with discontinued operations, coupled with a significantly lower operating loss at the Laboratory Instrumentation segment. In the first nine months of last year, the Company incurred a higher level of operating losses which included $(883,000) associated with Panacos; the Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as discussed further above. The Laboratory Instrument segment’s goodwill was written down by approximately $1,464,000 as of the end of the third quarter of 2000 as discussed further above. In the third quarter of 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses.

         The income (loss) per share computation for the first nine months of 2001 reflects both the issuance of 801,325 additional shares of common stock in the first quarter of 2001, as certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock, and the issuance of 147,377 additional shares of common stock associated with the exercise of stock options, warrants and purchases made pursuant to the employee stock purchase plan. In addition, on June 15, 2001, the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, these shares were cancelled by the Company.

LIQUIDITY AND FINANCIAL CONDITION

          The Company's working capital position increased to $7,892,000 as of September 30, 2001 from $3,596,000 as of December 31, 2000. In February 2001, utilizing proceeds generated by the sale of certain assets of BBICL as discussed above, the Company paid off in full the $5,763,000 outstanding balance (plus accrued interest), thereby terminating this line of credit. There were no payment defaults at any time on this line of credit.

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

          Net cash used in operations for the nine months ended September 30, 2001 was $160,000 as compared to $1,710,000 during the same period last year. The decrease in cash used in operations during the first nine months of 2001 is primarily associated with the decreased loss from continuing operations, increased cash collections on accounts receivable and the collection of an income tax refund in the first quarter of 2001.

          Net cash used in investing activities was $556,000 in the first nine months of 2001 versus $984,000 in the comparable prior year period. The decrease of cash used for investing was due to the completion of the second phase of improvements at the Company’s Frederick, MD and West Bridgewater, MA facilities and a decision by management to control capital expenditures partially off-set by a loan made to an officer/director of the company as discussed further below.

          Cash used in financing activities was $7,129,000 in the first nine months of 2001 versus cash provided of $4,592,000 for the prior year period. In the first nine months of 2001, the Company used proceeds from the sale of the business and certain assets of BBICL to pay off in full the remaining $5,762,635 balance on its line of credit and retire all remaining Debentures. Cash provided by financing in the first nine months of 2000 consisted of approximately $675,000 of cash received from the exercise of stock options and warrants, net proceeds from a $2,447,000 mortgage on its West Bridgewater, MA facility in April 2000 and net proceeds of $2,871,000 related to the issuance of 3% Senior Subordinated Convertible Debentures. This was partially offset by $1,383,000 of repayments on the Company’s line of credit.

          The Company’s Board of Directors has authorized the Company to provide a loan, of up to $450,000 to an officer/director of the Company. The loan is in the form of a one-year note, renewable at the Company’s option, at a market interest rate, and collateralized by a pledge of 90,000 shares of common stock of the Company owned by the officer/director. Interest on the note, currently 7%, is either payable monthly or can be added to the principal of the note at the option of the borrower, up to the amount available under this note. During the third quarter of 2001, $350,000 was loaned pursuant to the terms of the note, and an additional $100,000 was loaned in October 2001. The note is shown on the balance sheet as a decrease to stockholders equity.

          In the period from January 1, 2001 through September 30, 2001 the Company has received proceeds totaling $335,000 associated with the exercise of stock options and warrants, which have resulted in 132,079 new shares of common stock being issued. As of September 30, 2001, the Company had existing cash balances approximating $1,353,000 (excluding $713,000 of cash held in escrow relating to the sale of certain BBICL assets as discussed herein) and believes this amount, coupled with internally generated funds from operations, will be sufficient to fund operations and anticipated capital expenditures for the remainder of the year and in year 2002. The Company continually evaluates financing options, as well as other strategic alternatives, in order to maximize shareholder value.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

          Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: due to difficulties in the implementation of its strategies, the Company may not be able to return to operating profitability for the full year 2001; the financial results of the quarter and nine months ended September 30, 2001 are not necessarily indicative of future results because future revenues may not meet expectations due to changes in customer needs and technological innovations and expenses may be higher than anticipated because costs may increase; the Company may not be successful in developing Pressure Cycling Technology (PCT) into commercially successful products, or such development may take longer than expected; the Company’s inability to develop the end-user market for quality control products; the Company’s inability to integrate the business of Source Scientific, Inc. into the Company's business and to grow the sales of Source Scientific, Inc. to the extent anticipated by the September 2000 downsizing of this segment of the business; the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH), National Heart, Lung and Blood Institute (NHLBI) and other government agencies; the Company’s inability to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; the potential for significant reductions in purchases by any of the Company's major customers; and if expenses are higher than anticipated, or if revenues are lower than anticipated, the Company will require additional capital sooner than expected and there can be no assurance that the Company will be able to obtain additional capital on acceptable terms. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's most recent Registration Statements on Form S-3 (SEC File No.’s 333-94379 and 333-46426) and in its annual report on Form 10-K for the year ended December 31, 2000 and its quarterly reports on Form 10-Q for the quarter ended March 31, 2001 and the quarter ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In August 1999, the Company sold 500,000 warrants to purchase the Company’s stock to Paradigm Group, LLC, a private investment company. In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company’s common stock. The holders of the warrants were required to pay the exercise price when the registration of the underlying shares became effective which was in December 2000. In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. The suit, filed in the Circuit Court of Cook County, Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. In December 2000, Paradigm Group, LLC withdrew this lawsuit. In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares. On June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, these shares were cancelled by the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          In accordance with the terms of the Company’s mortgage with a bank, payment of dividends on common stock is not permitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

EXHIBIT NO.

2	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc. and Specialty Laboratories, Inc. (Annexes, Exhibits and Schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. Boston Biomedica, Inc. agrees, however, to furnish supplementary a copy of such omitted items to the Commission upon request.) *
3.1	Amended and Restated Articles of Organization of the Company**
3.2	Amended and Restated Bylaws of the Company**
4.1	Specimen Certificate for Shares of the Company's Common Stock**
4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)**
10.26	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher - (filed herewith)

*	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Report on Form 8-K filed March 8, 2001, which documents are hereby incorporated by reference. The number set forth herein is the number of the Exhibit in said Form 8-K.
**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, as exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-10759), which documents are hereby incorporated by reference. The number set forth herein is the number of the Exhibit in said registration statement.

(b) Reports on Form 8-K

         None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                    BOSTON BIOMEDICA, INC.
                                                                                                                                  (Registrant)

        Date:   November 14, 2001                                                                         By:  /s/ Kevin W. Quinlan

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