Form 10-K
period 2001-12-31
BOSTON BIOMEDICA INC
filed 2002-04-01
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Secutities Exchange Act of 1934
For the fiscal year ended December 31, 2001, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common stock held by affiliates of the registrant at March 19, 2002 was $ 18,323,000, based on the closing price of the common stock as quoted on the Nasdaq National Market on that date.

As of March 19, 2002 there were 6,752,252 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the registrant’s 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission and within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders

Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Information
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
    Consolidated Balance Sheets
    Consolidated Statements of Income
    Consolidated Statements of Changes in Stockholders's Equity
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Transactions

Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

ITEM 1. BUSINESS

        Boston Biomedica, Inc. and its wholly-owned subsidiaries (together, “the Company”), provide products and services for the detection and treatment of infectious diseases such as AIDS and Viral Hepatitis. The Company was organized in Massachusetts in 1978, and commenced significant operations in 1986. As of March 1, 2002, the Company had four business units, which are comparable to operating segments (the terms “business units” and “operating segments” are used herein interchangeably):

        (1) BBI Diagnostics, an ISO 9001 certified manufacturer of quality control and other diagnostic products used to increase the accuracy of in vitro diagnostic tests;

        (2) BBI Biotech Research Laboratories, the research and development arm of the Company which supplements its support for the other BBI business units with research contracts and repository services primarily for agencies of the United States government; and

        (3) BBI Source Scientific, an ISO 9001 and EN 46001 certified developer and manufacturer of laboratory and medical instruments.

        In addition, the Company’s remaining segment is conducting research and development in the area of Pressure Cycling Technology (“PCT”) with the goals of introducing new solutions for a number of healthcare issues, including: extraction of nucleic acids, inactivation of pathogens in human plasma, food safety, and genomics. The Company believes major progress has been made in year 2001 towards the goal of commercializing PCT products in year 2002; the Company is presently manufacturing prototypes of the Barocycler™ instrument and disposable PULSE™ tubes utilizing PCT technology.

        In late 2000, the Company elected to exit the clinical laboratory segment of the business and accordingly, in February 2001, the Company sold the business and certain assets and liabilities of BBI Clinical Laboratories, a wholly-owned subsidiary, to a third party. The Company has substantially completed its exit from this segment of the business in the first quarter of 2002.

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

        In October 1999, the Company formed a new, wholly-owned subsidiary, Panacos Pharmaceuticals, Inc., (“Panacos”), a Delaware corporation. All of the Company’s technology related to its drug discovery and vaccine programs, consisting primarily of patents and related sponsored research agreements, were transferred to Panacos effective January 2000. In accordance with its strategic plans, Panacos obtained additional equity financing from third party investors in November 2000 and in February 2002, in order to obtain the substantial amount of capital required to progress to more advanced stages of drug development including human clinical trials. As of February 2002, the Company owns approximately 16% of the equity of Panacos via nonvoting shares.

        The Company’s strategy is to leverage its scientific capabilities in microbiology, immunology, virology, and molecular biology to (1) capitalize on both the end-user market for quality control products, especially the molecular testing market, (2) develop new products and services, (3) enhance technical leadership, (4) capitalize on complementary business operations, and (5) pursue strategic acquisitions and alliances.

Industry Overview

        Infectious Disease Test Kits and Testing Methods. Test kits contain in one compact package all of the materials necessary to run a test for an infectious disease. These materials include disposable diagnostic components, instructions, and reaction mixing vessels (generally 96-well plates or test tubes) that are coated with the relevant infectious disease antigens, antibodies or other materials. To perform the test, typically either a technician or a specially designed instrument mixes the solutions from the test kit with human blood specimens in a specific sequence according to the test kit instructions. The mixture must then “incubate” for up to 18 hours, during which time a series of biochemical reactions trigger signals (including color, light or radioactive count), that indicate the presence or absence and amount of specific markers of the particular disease in the specimen.

        Test kits generally employ one of three methods for infectious disease testing: microbiology, immunology or molecular biology. Traditional microbiology tests use a growth medium that enables an organism, if present, to replicate and be detected visually. Immunology tests detect the antigen or antibody, which is an indicator (marker) of the pathogen (e.g., virus, bacterium, fungus or parasite). Molecular diagnostic methods, such as the polymerase chain reaction (“PCR”), test for the presence of nucleic acids (DNA or RNA) that are specific to a particular pathogen.

        Most infectious disease tests currently use microbiological or immunological methods. However, molecular diagnostic methods are increasingly being used in research and clinical laboratories worldwide. The Company believes that the advent of molecular diagnostic methods complements rather than diminishes the need to test by microbiological and immunological procedures, because different test methods reveal different information about a disease state. The Company anticipates that as new test methods become more widespread, they will account for a larger portion of the Company’s business.

        Quality Control for In Vitro Diagnostic Test Kits. Customers employ quality control products in order to develop and use test kits (both infectious and non-infectious). Quality control products help ensure that test kits detect the correct analyte (“specificity”), detect it the same way every time (“reproducibility” or “precision”), and detect it at the appropriate levels (“sensitivity”). The major element of this quality control process is the continuous evaluation of test kits by the testing of carefully characterized samples that resemble the donor or patient samples routinely used with the test. Quality control is used in both the infectious and non-infectious disease markets, although currently it is not as prevalent among end-users of infectious disease test kits.

        The market for quality control products consists of three main customer groups: (i) manufacturers of test kits, (ii) regulatory agencies that oversee the manufacture and use of test kits, and (iii) end-users of test kits, such as hospitals, clinical reference laboratories, plasma centers and blood banks.

Company Products and Services

Overview

        Through its business unit BBI Diagnostics, the Company offers a broad array of “Diagnostic Products,” for in vitro diagnostic use, consisting of Quality Control Panels, Accurun® Run Controls and Diagnostic Components, all used in connection with infectious disease testing. Diagnostic Products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company’s Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits are as specific, reproducible, and sensitive as possible. The Company’s Accurun® Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers.

        Through its wholly-owned subsidiary, BBI Source Scientific, Inc., (“BBI Source”), the Company designs, develops, manufactures and markets “Laboratory Instruments”, primarily consisting of readers and washers and other small medical devices. These instruments are used in hospitals and clinics, and in research, environmental and food testing laboratories. Utilizing a common hardware technology platform, these instruments are used in connection with the performance of an in-vitro diagnostics test, including reading the test result.

        BBI Biotech Research Laboratories, Inc., (“BBI Biotech”), another wholly-owned subsidiary, is the R&D “arm” of the Company, helping to develop new products and services for the other business units, including development of the Barocycler™ and PULSE™ tubes, and related protocols to prepare specimens. BBI Biotech seeks to obtain government grants and other research support wherever possible to help fund the cost of this R&D. In addition, BBI Biotech provides repository services for the United States government, and specialty reagents and molecular and cellular biology services for laboratories and test kit manufacturers.

Diagnostic Products

        The Company manufactures its Diagnostic Products from human plasma and serum that are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 20,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) which provides most of the raw material for its products. Within the Diagnostic Products class are two groups: Quality Control Products, consisting of Quality Control Panels and Accurun® Run Controls, and Diagnostic Components.

        Quality Control Panels

        Quality Control Panels consist of blood products characterized by the presence or absence of specific disease markers and a data sheet containing comprehensive quantitative data useful for comparative analysis. These Quality Control Panels are designed for measuring overall test kit performance and laboratory proficiency, as well as for training laboratory professionals. The Company’s data sheets, which contain comprehensive quantitative data useful for comparative analysis, are an integral part of its Quality Control Panels. These data sheets are created as the result of extensive testing of proposed panel components in both the Company’s laboratories and at major testing laboratories on behalf of the Company in the United States, Asia and Europe, including national public health laboratories, research and clinical laboratories and regulatory agencies. These laboratories are selected based on their expertise in performing the appropriate tests on a large scale in an actual laboratory setting; this testing process provides the Company’s customers with the benefit that the Quality Control Panels they purchase from the Company have undergone rigorous testing in actual clinical laboratory settings. In addition, the Company provides information on its data sheets on the reactivity of panel components in all FDA licensed test kits and all leading European test kits for the target pathogen, as well as for all other appropriate markers of this pathogen. For example, the Company’s HIV panel data sheets include anti-HIV by IFA, ELISA and western blot; HIV antigen by ELISA; and HIV RNA by several molecular diagnostic procedures. The Company’s data sheets require significant time and scientific expertise to prepare. The following table describes the types, usage and customers of Quality Control Panel products currently offered by the Company:

        The Company first introduced Quality Control Panels in 1987. The Company currently offers a broad range of Quality Control Panels that address a variety of needs of manufacturers and regulators of test kits as well as blood banks, hospitals, clinical laboratories and other end-users. Prices for the Company’s quality control seroconversion, performance and sensitivity panels range from $450 to $2,000 each, and its qualification, OEM, and verification panels generally range from $100 to $200 per panel.

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

        Accurun® Run Controls

        End-users of test kits use run controls to monitor test performance, in order to minimize false negative test results and improve error detection. Run controls consist of one or more specimens of known reactivity that are tested with donor or patient samples in an assay to determine whether the assay is performing within the manufacturer’s specifications. Clinical laboratories generally process their patient specimens in a batch processing mode, and typically include 25 to 100 specimens to be tested in each batch (a “run”). Large laboratories may perform several runs per day, while smaller laboratories may perform only a single run each day, or sometimes only several runs per week. A clinical laboratory using a run control will place the run control product in a testing well or test tube, normally used for a specimen, and will test it in the same manner that it tests the donor or patient specimens. It will then compare the results generated to an acceptable range for the run control, determined by the user, to assess whether the results of the other, unknown specimens may be relied upon. The run control result must be within the acceptable range to be considered valid. This is often tracked visually using what is known as a Levey-Jennings chart. Depending upon a particular laboratory’s quality control practices, it may use several Run Controls on each run or it may simply use a run control in a single run at the beginning and end of the day.

        The Company’s AccuChart™ tracking and charting software, used as part of a laboratory’s quality assurance program, runs on a personal computer and is designed to provide the data tracking capability needed to document laboratory performance.

        The Company’s Accurun® family of products is targeted at the end-users of infectious disease test kits. The Company believes that it offers the most comprehensive line of serological and nucleic acid based run controls in the industry, and that its Accurun® products, in combination with its Quality Control Panel and Accuchart products, provide an extensive line of products for quality assurance in infectious disease testing. The Company intends to continue to expand its line of Accurun® products, thereby providing its customers with the convenience and cost effectiveness of a single supplier for independent run controls.

        The Company introduced its first four Accurun® Run Control products in the fourth quarter of 1993 and has since developed and released for sale an additional 52 Accurun® products. Eight products have been discontinued, for a total of 48 run controls available as of December 31, 2001. Forty-four of these products are available for clinical diagnostic purposes; the others currently are limited to research use. Current Accurun® Run Control products generally range in price from $5 to $60 per milliliter.

        Diagnostic Components

        Diagnostic Components are processed human plasma and serum materials supplied to infectious disease test kit manufacturers and combined (often after further processing by the manufacturer) with other materials to become various reagents (fluid components) of manufacturer’s test kits. The Company supplies Diagnostic Components in three product lines: Normal Human Plasma and Serum, Basematrix, and Characterized Disease State Serum and Plasma. Normal Human Plasma is the clear liquid portion of blood which contains proteins, antibodies, hormones and other substances, with the Normal Human Serum product also having the clotting factors removed. Basematrix, the Company’s proprietary processed serum product that has been chemically converted from plasma, is designed to be a highly-stable, lower cost substitute for most normal human serum and plasma applications. Characterized Disease State Serum and Plasma are collected from specific blood donors pre-selected because of the presence or absence of a particular disease marker. The Company often customizes its Diagnostic Components by further processing the raw material to meet the specifications of the test kit manufacturer. The Company’s Diagnostic Components range in price from $0.25 to $60 per milliliter.

Laboratory Instruments

        BBI Source, the Laboratory Instrumentation operating segment, designs, develops, manufactures and markets laboratory instruments and other small medical devices used in hospitals and clinics and in research, environmental and food testing laboratories. These instruments are generally sold on a private-label or OEM basis for other companies utilizing a common hardware technology platform. The instruments manufactured by the Company use advanced optical detection methods (luminescence, fluorescence, reflectance, photometry), robotics, fluidics, and unique software, all of which are desired by customers reselling or supplying state-of-the-art instrumentation systems to laboratories worldwide in various applications. This segment also manufactures the Barocycler™ associated with the Company’s planned year 2002 introduction of PCT technology based products.

        Most of the Laboratory Instrumentation products currently being offered have been commercialized for a number of years and were primarily developed in conjunction with in vitro diagnostics test kit manufacturers. The Barocycler™ represents the Company’s first major instrument based product launch. BBI Source also seeks to attract development partners for new prototype products. Management believes that these products address important market segments in biomedical and clinical diagnostic testing and in environmental monitoring and food testing research. The BBI Source product line currently includes the following:

        MicroChem® and MicroChemII® Photometers. A compact, low-cost, single tube photometer designed for immunoassay and general chemistry applications, including infectious disease immuno assays, food and water safety testing.

        ChemStat® Automated Photometer. A high-speed, automated photometer with a sample capacity of 95 tubes and a read rate of one sample per second. This product is suited for high-volume processing of immunoassay and general chemistry.

        E/LUMINA® II Luminescence Analyzer. A flexible luminometer for both "flash" and "glow" luminescence methods, this automated system reads up to 114 samples and reports final results.

        EXECWASH® Washing System. An automated immunoassay washing system that can be quickly configured by the user to wash different solid-phase assay formats by proprietary manifold designs. The EXEC-WASH is fully compatible with a variety of other Company products, such as the ChemStat and the E/LUMINA II Luminescence Analyzer.

        Protocol Design Software System. A development tool for researchers and assay manufacturers, the program operates under Microsoft® Windows and serves as the master programming center for EXEC-WASH systems to create fluid handling protocols.

        Verif-EYE®. A reflectance reader for fast, reliable results for use in research and development or process inspection and verification by rapid test kit manufacturers.

Services

        The Company seeks to focus its specialty laboratory services in the advanced biomedical research area. The Company concentrates its services in those areas of infectious disease testing which are complementary to its quality control and diagnostic products businesses.

        Contract Research and Services

        The BBI Biotech operating segment offers a variety of research services in molecular biology, cell biology and immunology to governmental agencies, diagnostic test kit manufacturers and biomedical researchers. Molecular biology services include DNA extractions and sequencing, genotyping, DNA library construction and screening and development of custom nucleic acid amplification assays. Cell biology and immunology services include sterility testing, virus infectivity assays, cultivations of virus or bacteria from clinical specimens, preparation of viral or bacterial antigens and custom western blot assays.

        The Company currently provides contract research services under several contracts and grants. These services are primarily related to infectious disease diagnostics, in support of the products and services that the Company wishes to develop. Current contracts include the following: clinical trials support for candidate HIV vaccines and HBV therapies, identification and DNA sequencing of human genes involved in neurological disorders and cancer, and development of PCR based assays. Additional assays developed over the years include PCR based assays for HIV, Parvovirus B19, Hepatitis B virus, West Nile Virus, Lyme Disease, Babesiosis, Ehrlichia and HSV.

        Blood Processing and Repository Services

        Since 1983, BBI Biotech has provided blood processing and repository services for the National Cancer Institute ("NCI"), also a part of the National Institutes of Health ("NIH"). The repository stores over 8,000,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs. In 2001, BBI Biotech was awarded a follow on $10.3 million NCI repository contract. In 1998, BBI Biotech received a six-year $4.7 million repository contract (including five one-year extension options) with the National Heart, Lung and Blood Institute of the NIH. In 1999, it received a seven-year, $9.6 million repository contract with the National Institute of Allergy and Infectious Disease. In 2000, BBI Biotech was awarded a one-year $854,000 subcontract by New England Research Institutes, Inc. to provide repository and related specimen processing and testing services for the Hepatitis C Antiviral Long-term Treatment against Cirrhosis (HALT-C) Trial, a clinical trial funded by the National Institutes of Diabetes and Digestive and Kidney Diseases (NIDDK), an institute of the NIH. Subsequent funding has continued. BBI Biotech is currently focusing on developing a research and development program to extend the life and maintain the quality of specimens that are stored at ultra-low temperatures as well as expanding the Company's repository customer base to include more industry clients. To date all renewal options under these contracts have been approved, although the Company cannot be certain that any subsequent options will be exercised.

        Other Services

        Clinical Trials. The Company from time to time conducts clinical trials for domestic and foreign test kit and device manufacturers. Manufacturers must collect data for submission to the United States FDA and other countries’ regulatory agencies, and these manufacturers contract with organizations such as the Company to perform this work. By providing this service, the Company is able to maintain close contact with test kit and device manufacturers and regulators, and is able to evaluate new technologies in various stages of development. The Company believes that the reputation of its laboratory and scientific staff, its large number of Quality Control Panels, and its inventory of characterized serum and plasma specimens assist the Company in marketing its clinical trial services to its customers. The Company has performed clinical trials for a number of United States and foreign test kit and device manufacturers seeking to obtain FDA approval for their infectious disease test kits and medical devices.

        Laboratory Instrumentation Services. BBI Source offers services to design, develop, manufacture and distribute laboratory instruments to companies seeking to market biomedical products manufactured under government-approved manufacturing practices. These services range in complexity from consulting to full system development, technology transfer, and distribution.

        After-sales Service. BBI Source also provides after-sales service, including third party maintenance. Management believes that after-sales service provides a marketing advantage in many of the Company’s markets, since many of the Company’s customers do not maintain their own full service departments. The Company’s service department is located at BBI Source’s facility in Garden Grove, California. The Company utilizes an independent third party contractor located in Giessen, Germany, to provide a fully functional European service and support center.

Research and Development

        The Company’s research and development efforts are focused on (i) the ongoing development of pressure cycling technology (“PCT”) for nucleic acid extraction and pathogen inactivation, which the Company anticipates having a commercially available extraction system for sale in year 2002; (ii) the development of new and improved Quality Control Products (Panels and Accurun®) for the end-user market and the in vitro diagnostics market, (iii) the development of purified reagents and proteins and nucleic acid based assays; and (iv) the design and development of new laboratory instruments and mechanical and optical detection techniques, emphasizing its Verif-EYE reflectance reader. The Company has approximately 20 full or part-time employees involved in its research and development effort associated with continuing operations as of December 31, 2001. As announced in 1998, at the time of its acquisition of BioSeq, Inc., the Company continues to invest significantly in research and development both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations.” The Company’s research scientists work closely with sales, marketing, manufacturing, regulatory and finance personnel to identify and prioritize the development of new products and services. Whenever it can, the Company seeks to supplement its research and development funding with grants provided by various agencies and departments of the United States government. See also “Contract Research and Services.”

        Quality Control Products. In the area of Quality Control Products, the Company’s product development activities center on the identification and characterization of materials for the manufacture of new products and the replacement of sold-out products. During 2001, the Company introduced 2 new Seroconversion, Performance, and Sensitivity Panel products, and 4 new Accurun® Run Controls. The Company is developing new Quality Control Products for use with both immunological and molecular diagnostic tests for subtypes and variants of HIV, HCV and HBV, controls for HIV drug resistant assays and a variety of controls targeted for leading instrument platforms. The Company has increased the number of Quality Control Products it offers from approximately 20 products in 1990 to more than 200 in 2001.

        Laboratory Instruments. The Company’s product development activities related to laboratory instruments are centered on development of the Barocycler™ and the PULSE™ tube, additional configurations of a “reflectance” reader to produce objective results from rapid in vitro diagnostic tests as well as an updated version of the MicroChem® (the MicroChem® II). In addition, the Company continues to work on applications for existing products to broaden their utilization.

        Pressure Cycling Technology (“PCT”). The Company owns patented technology based on PCT. PCT research is primarily focused in two areas: (1) nucleic acid extraction and purification from target pathogens in connection with sample preparation for PCR or other molecular testing; and (2) pathogen inactivation of blood plasma intended for transfusion or for further fractionation into transfusion products. Both of these areas of research have been recently funded by Phase II Small Business Innovative Research Grants, which provide $750,000 each, over a two year period. The company is currently developing a pressure cycling system utilizing a computer controlled instrument, the Barocycler™ NEP2017, and specialized PULSE™ tubes which are capable of releasing biologically active nucleic acids and proteins from plant and animal tissues, as well as other organisms, such as mycobateria, which are not easily disrupted by standard chemical methods. The pressure cycling system is expected to be available for sale in 2002.

Sales and Marketing

        The Company’s sales and marketing efforts are organized by business unit consistent with the unit’s business objectives, and coordinated via frequent planning with senior management. Overall, the Company employs approximately 24 people in sales, marketing, and customer service functions associated with continuing operations as of December 31, 2001. The Company’s overall marketing strategy is to focus on the needs of its customers in three broad areas: (i) diagnostic products to improve the quality and accuracy of test results and kit components for the in vitro diagnostic industry, (ii) life science products and services in support of infectious disease researchers, and (iii) a sample preparation system planned for introduction in year 2002 based on PCT technology.

        The strategy for Diagnostic Products is to focus on customer needs in the infectious disease testing market throughout the entire test kit life-cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users such as clinical laboratories, hospitals and blood banks. The end-user portion of this market is promoted under the marketing platform, known as “Total Quality System” (“TQS”). TQS is a package of Quality Control Products, including the Company’s Accurun® Run Controls and AccuChart Quality Control Software, that is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory equipment, and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun® line of run control products. In addition, the Company continues to expand the Accurun® product line to support the high growth nucleic acid testing market, and to capitalize on the worldwide implementation of new technology to improve the safety of blood products.

        The Company’s Diagnostic Products are currently sold through a combination of telephone, mail, third party distributors and direct sales efforts. Domestically, Diagnostic Products are sold through a direct sales force led by a Director of Sales and Marketing. The sales force consists of two sales group managers and 12 sales representatives. Internationally, the Company distributes its Diagnostic Products both directly and through independent distributors located in Japan, Australia, North and South America, Southeast Asia, Israel and Europe. The Company’s international sales manager oversees the Company’s foreign distributors. The Company’s Laboratory Instruments are sold through a direct domestic and international sales force consisting of one director and one sales representative.

        The Company emphasizes high quality products and services, technical knowledge, and responsiveness to customer needs in its marketing activities for both products and services. The Company educates its distributors, customers and prospective customers about its products through a series of detailed marketing brochures, technical bulletins and pamphlets, poster presentations, news releases and direct mail pieces. These materials are supplemented by occasional advertising in industry publications, technical presentations, and exhibitions at local, national and international trade shows and expositions. The Company utilizes a product information library on its web site (www.bbii.com) allowing customers, sales personnel and international distributors immediate access to detailed product information and marketing literature.

Seasonality

        Historically, the Company’s results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns, (sometimes driven by end-of-year expenditures), and seasonal demand. In particular, the Company’s sales of its off-the-shelf Diagnostic Products typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas OEM product sales may peak in any quarter of the year, depending on the customer’s underlying production cycle for their own product. Research Contracts are generally for large dollar amounts spread over one to five-year periods, and upon completion, frequently do not have renewal phases. As a result, these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company’s technical staff work on both Contract Research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed.

Customers

        The Company’s customers for Diagnostic Products consist of four major groups: (1) international diagnostics and pharmaceutical manufacturing companies, such as Abbott Diagnostics, Bayer, bioMerieux, Biorad, Chiron, Dade-Behring, DiaSorin, Fujirebio, Hoffman LaRoche and Ortho Diagnostics (Johnson & Johnson); (2) regulatory agencies such as the United States FDA and CDC, the British Public Health Laboratory Service, the French Institut National de la Transfusion Sanguine, and the German Paul Ehrlich Institute, (3) national and international proficiency providers such as the College of American Pathologists and the European Union Concerted Action for Quality Control and (4) end-users of diagnostic test kits, such as hospital and independent clinical laboratories, including Quest Diagnostics, Specialty Laboratories, public health laboratories and blood banks, including the American Red Cross, Swiss Red Cross, and United Blood Services.

        The Company’s customers for Laboratory Instruments consist of international diagnostic and pharmaceutical manufacturing companies and are generally sold on an OEM basis, for use by hospitals, and clinical and research laboratories. In addition, Laboratory Instruments are sold directly to environmental and food testing laboratories, and wineries. Customers include Hitachi Chemical Diagnostics, Beckman/Hybritech Inc., Vicam, Edwards Life Science, Nihon Kohden, Vysis and Toray Fuji Bionics Inc.

        The Company’s customers for contract research include various agencies of the National Institutes of Health (NIH) such as the National Institute of Allergies and Infectious Disease (“NIAIDS”), the National Cancer Institute (“NCI”), and the National Heart Lung and Blood Institute (“NHLBI”).

        The Company does not have long-term contracts with its customers for Diagnostic Products, which are generally sold pursuant to purchase orders for specific purchases. Laboratory Instruments are generally sold on an OEM basis under medium-term contracts with monthly delivery dates. The Company believes that its relationships with customers are satisfactory.

        The Company’s Consolidated Financial Statements, including the Notes thereto, set forth in Item 8 of this report provide information relating to the Company’s foreign and domestic sales.

        During the fiscal years 2001, 2000, and 1999, sales (from continuing operations) to the Company’s three largest customers accounted for an aggregate of approximately 30%, 20% and 24%, respectively, of the Company’s net sales, although the customers were not identical in each period. During the fiscal years 2001, 2000, and 1999, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 31%, 30% and 23%, respectively, of total consolidated revenues from continuing operations of the Company. While these contracts contain standard terms and conditions relative to audits and/or termination, in whole or in part, without prior notice at the Government’s convenience the Company has never had any contracts terminated and has no knowledge of any actions pending. While the Company believes that the loss of any one of these customers would have an adverse effect on the Company’s results, this risk is partially mitigated by the diversity of its customer base within the in vitro diagnostics industry and the different diseases and instrument platforms on which they focus.

Manufacturing and Operations

        The Company manufactures and assembles Diagnostic Products at its facility in West Bridgewater, Massachusetts. Raw materials (primarily plasma and serum) are acquired from a variety of vendors and through a program of donor recruitment, screening, management, and plasma/serum collection and characterization. Laboratory instruments are manufactured and assembled at the Company’s facility in Garden Grove, California. All important raw materials and components acquired come from a variety of local and/or national suppliers and distributors who have multiple sources of supply. Both of these facilities are ISO 9001 certified.

        The Company operates its research and development laboratory (including PCT) in Gaithersburg, Maryland and a repository facility in Frederick, Maryland. See “Item 2 -- PROPERTIES.”

Competition

        The market for the Company’s products and services is highly competitive. Many of the Company’s competitors are larger than the Company and have greater financial, research, manufacturing, and marketing resources. Important competitive factors for the Company’s products include product quality, price, ease of use, customer service and reputation. In a broader sense, industry competition is based upon scientific and technical capability, proprietary know-how, access to adequate capital, the ability to develop and market products and processes, the ability to attract and retain qualified personnel, and the availability of patent protection. To the extent that the Company’s products and services do not reflect technological advances, the Company’s ability to compete in its current and future markets could be adversely affected.

        In the area of Quality Control Products, the Company competes in the United States with NABI (formerly North American Biologicals, Inc.) in run controls and quality control panel products, with Acrometrix, Ambion, Bio-Rad Laboratories, Inc., Blackhawk Biosystems Inc. and MAS in run controls, and with a number of smaller, privately-held companies in quality control panels. In Europe, in addition to the above, the Dutch Red Cross offers several run control and panel products. The Company believes that all of these competitors currently offer a less diverse line of panel and run control products than the Company, although the Company cannot be certain that these companies will not expand their product lines.

        In the Diagnostic Components area, the Company competes with integrated plasma collection and processing companies such as Serologicals, Inc. and NABI, as well as smaller, independent plasma collection centers and brokers of plasma products. In the Diagnostic Components area, the Company competes on the basis of quality, breadth of product line, technical expertise and reputation.

        The laboratory instrument manufacturing industry is diverse and highly competitive. The Company believes its technology base, reputation for reliability, systems integration and service capabilities provide it with a competitive advantage over its competitors which include: Dynatech Corp, Kollsman Manufacturing Company, Inc., Bio-Tek Instruments Inc., Rela Inc. (part of Colorado Medtech, Inc.), APW, and Plexus (SeaMed), as well as numerous, smaller companies, such as Awareness Technology Inc.

        BBI Biotech competes primarily with BioReliance Corporation and several universities for research and development contracts and with ATTC, Cryonix, Corielle and McKesson Bioservices, Inc., for repository services.

Intellectual Property

        The Company holds as trade secrets current technology used to prepare Basematrix and other blood-based products. None of the Company’s Diagnostic Components has been patented. The Company relies primarily on a combination of trade secrets and non-disclosure and confidentiality agreements to establish and protect its proprietary rights in these products and related technology. The Company cannot be certain that others will not independently develop or otherwise acquire the same, similar or more advanced trade secrets and know-how.

        BBI Source has also relied on trade secrets and proprietary know-how for its Laboratory Instruments which it protects in part by entering into confidentiality agreements with persons or parties deemed appropriate by management. In addition, the Company currently has six issued United States patents, covering significant aspects of the Company’s core instrument technology and techniques, as well as several electronic and mechanical designs employed in the Company’s products. These patents expire between 2006 and 2013.

        The Company has eight patents issued and several pending patent applications for its Pressure Cycling Technology. Several of these have been followed up with foreign applications, and the Company expects to file additional foreign applications in the future relating to Pressure Cycling Technology. These patents expire between 2015 and 2019.

        The Company has no reason to believe that its products and proprietary methods infringe the proprietary rights of any other party. However, the Company cannot be certain that other parties will not assert infringement claims in the future.

        BBI®, Accurun®, MicroChem®, MicroChemII®, Chemstat®, EXECWASH® and Verif-EYE® are registered trademarks of the Company. The Company’s registered trademarks currently have expiration dates ranging from 2004 to 2008 and the Company may renew such registrations prior to expiration.

Government Regulation

        The manufacture and distribution of medical devices, including products manufactured by the Company that are intended for in vitro diagnostic use, are subject to extensive government regulation in the United States and in other countries.

        In the United States, the Food, Drug, and Cosmetic Act (“FDCA”) prohibits the marketing of most in vitro diagnostic products until they have been cleared or approved by the FDA, a process that is time-consuming, expensive, and uncertain. In vitro diagnostic products must be the subject of either a premarket notification clearance (a “510(k)”) or an approved premarket approval application (“PMA”). With respect to devices reviewed through the 510(k) process, a company may not market a device for diagnostic use until an order is issued by the FDA finding the product to be substantially equivalent to an existing FDA cleared, and marketed device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial period of review. With respect to devices reviewed through the PMA process, a company may not market a device until the FDA has approved a PMA application, which must be supported by extensive data, including preclinical and clinical trial data, literature, and manufacturing information to prove the safety and effectiveness of the device.

        The Company’s Accurun® Run Controls, when marketed for blood donor screening or diagnostic use, have been classified by the FDA as medical devices that until 1998 required clearance under the 510(k) process. In 1998, new rules took effect that exempted unassayed controls intended for use in diagnostic testing from the requirement for a 510(k) submission. BBI may now label these products “For In Vitro Diagnostic Use” if they are validated according to the Company’s protocols and manufactured according to cGMP (current Good Manufacturing Practices, which is FDA guidance for manufacturing processes for medical devices). The FDA still requires 510(k) clearance for assayed controls, and controls intended for use in blood screening. The FDA could, in addition, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to FDA. The Company cannot be certain that it will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.

        As of March 1, 2002, a total of 15 products in the Accurun 1® line and 29 single analyte Accurun® Run controls have either received 510(k) clearance or have been validated according to the Company’s protocols and are manufactured according to cGMP. Certain of the Company’s Accurun® Run Controls are currently marketed “for research use only.” The labeling of these products limits their use to research. It is possible, however, that some purchasers of these products may use them for diagnostic purposes despite the Company’s intended use. In these circumstances, the FDA could allege that these products should have been cleared or approved by the FDA, or validated prior to marketing, and initiate enforcement action against the Company, which could have a material adverse effect on the Company. The FDA has issued a Draft Policy Compliance Guideline, which, if it takes effect as currently issued, will strictly limit the sale of products labeled “for research use only.” The Company is monitoring this situation, and will adapt its policies as required.

        BBI Source generally obtains 510(k) and CE approval for all laboratory instrumentation designed and manufactured in its Garden Grove, CA facility.

        The Company is registered as a medical device manufacturer with the FDA for its Diagnostic Products and Laboratory Instruments and files changes/listings of its products semi-annually. The Company’s facilities in West Bridgewater, Massachusetts for Diagnostic Products and Garden Grove, California for Laboratory Instruments are FDA Good Manufacturing Practices (FDA/GMP) facilities. The Company must maintain high standards of quality in manufacturing, testing and documentation, and implement strict cGMP/QSR requirement guidelines governing reagent and instrument manufacturing.

        Once cleared or approved, medical devices are subject to pervasive and continuing regulation by the FDA, including, but not limited to cGMP/QSR requirements, regulations governing testing, control, and documentation and reporting of adverse experiences with the use of the device. The FDA monitors ongoing compliance with cGMP/QSR requirements and other applicable regulatory requirements by conducting periodic inspections. FDA regulations require FDA clearance or approval for certain changes if they do or could affect the safety and effectiveness of the device, including, for example, new indications for use, labeling changes or changes in design or manufacturing methods. In addition, both before and after clearance or approval, medical devices are subject to certain export and import requirements under the FDCA. Product labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Products may be promoted by the Company only for their approved use. Failure to comply with these and other regulatory requirements can result, among other consequences, in failure to obtain pre-market approvals, withdrawal of approvals, total or partial suspension of product distribution, injunctions, civil penalties, recall or seizures of products and criminal prosecution.

        The Company believes that its Quality Control Panels are not regulated by the FDA because they are not intended for diagnostic purposes. The Company believes that its Diagnostic Components, which are components of in vitro diagnostic products, may be subject to certain regulatory requirements under the FDCA and other laws administered by the FDA, but do not require that the Company obtain a pre-market approval or clearance. The Company cannot be certain, however, that the FDA would agree or that the FDA will not adopt a different interpretation of the FDCA or other laws it administers, which could have a material adverse effect on the Company.

        The Company’s Diagnostic Products and Laboratory Instruments business units are both ISO9001 certified, with registration by TUV Rheinland for the Diagnostic Products unit and British Standard Institute for the Laboratory Instruments unit. The Laboratory Instrument group is also certified to EN46001, a set of supplementary requirements applicable to their products.

        Laws and regulations affecting some of the Company’s products are in effect in many of the countries in which the Company markets or intends to market its products. These requirements vary from country to country. Member states of the European Economic Area (which is composed of members of the European Union and the European Free Trade Association) are in the process of adopting various product and service “Directives” to address essential health, safety, and environmental requirements associated with the products and services. These “Directives” cover both quality system requirements (ISO Series 9000 Standards and the EN46001 Requirements) and product and marketing related requirements. In addition, some jurisdictions have requirements related to marketing of the Company’s products. The Company cannot be certain that it will be able to obtain any regulatory approvals required to market its products on a timely basis, or at all. Delays in receipt of, or failure to receive such approvals, or the failure to comply with regulatory requirements in these countries or states could lead to compliance action, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

        The Company’s service-related business (clinical trials, repository operations, contract research and instrumentation services) is subject to other national and local requirements. The Company’s facilities are subject to review, inspection, licensure or accreditation by some states, national professional organizations, and other national regulatory agencies. Studies to evaluate the safety or effectiveness of FDA regulated products (primarily human and animal drugs or biologics) must also be conducted in conformance with relevant FDA requirements, including Good Laboratory Practice (“GLP”) and Good Manufacturing Practice (“GMP”) regulations, investigational new drug or device regulations, Institutional Review Board (“IRB”) regulations and informed consent regulations.

        The Company currently holds permits issued by Centers for Disease Control and Prevention (Importation of Etiological Agents or Vectors of Human Diseases), the US Department of Agriculture (Importation and Transportation of Controlled Materials and Organisms and Vectors) and the Maryland State and US Nuclear Regulatory Commission (in vitro testing with by-product material under general license, covering the use of certain radioimmunoassay test methods and Radioactive Materials).

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

        Internationally, some of the Company’s products are subject to additional regulatory requirements, which vary significantly from country to country. Each country in which the Company’s products and services are offered must be evaluated independently to determine the country’s particular requirements. In foreign countries, the Company’s distributors are generally responsible for obtaining any required government consents.

Employees

        As of December 31, 2001 the Company employed 202 persons, all of whom were located in the United States. Of these, 98 persons were employed by the West Bridgewater, Massachusetts company, 3 (part time) by the New Britain, Connecticut company (a discontinued operation), 78 at its two Maryland facilities, and 23 by the Garden Grove, California company. None of the Company’s employees is covered by a collective bargaining agreement. The Company believes that it has a satisfactory relationship with its employees.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of the Company as of December 31, 2001:

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

         Mr. Quinlan, a Director of the Company since 1986, has served as President and Chief Operating Officer since August 1999 and Treasurer since June 2001. From January 1993 to August 1999, he served as Senior Vice President, Finance, Chief Financial Officer and Treasurer. From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc. a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand from 1975 to 1980. Mr. Quinlan is a certified public accountant and received a M.S. in accounting from Northeastern University and a B.S. in economics from the University of New Hampshire.

        Dr. Garrett is presently Senior Vice President – Strategic Programs, and served as Senior Vice President and General Manager of BBI Clinical Laboratories from 1999 through 2001. From 1988 to 1999, she served as Senior Vice President, Regulatory Affairs & Strategic Programs. From 1980 to 1987, Dr. Garrett served as the Technical Director of the Chemistry Laboratory, Department of Laboratory Medicine at the Lahey Clinic Medical Center. Dr. Garrett earned her Ph.D. from the University of Colorado and was a postdoctoral research associate at Harvard University, Oregon State University, Massachusetts Institute of Technology and the University of British Columbia.

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

ITEM 2. PROPERTIES.

        The Company owns its corporate offices and diagnostic products manufacturing facility for its BBI Diagnostics operating segment, which is located in a two-story, 32,000 square foot building in West Bridgewater, Massachusetts. The Company has been renovating and expanding this facility during recent years, and believes that upon completion of renovations, its facility in West Bridgewater MA will be sufficient to meet its needs for several years. This building is subject to a 10 year mortgage. Monthly payments on this mortgage is based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010. As of February 2002, the Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit manufactures laboratory instruments; this lease expires on January 31, 2005. The Company leases laboratory facilities in Gaithersburg and Frederick, Maryland. The BBI Biotech segment’s Gaithersburg facility contains 36,500 square feet of custom built laboratory and office space, and is occupied under a ten-year lease that is due to expire on October 31, 2007. The Frederick facility contains 36,000 square feet of repository space under a seven-year lease that is due to expire on November 30, 2006.

        BBI Clinical Laboratories, a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005. The buyer of the business and certain assets and liabilities of BBICL reimbursed the Company for essentially all rental-related costs of this facility during the period February 21, 2001 through December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS.

        In August 1999, the Company sold 500,000 warrants to purchase the Company’s stock to Paradigm Group, LLC, a private investment company. In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company’s common stock. The holders of the warrants were required to pay the exercise price when the registration of the underlying shares became effective which was in December 2000. In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. The suit, filed in the Circuit Court of Cook County, Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. In December 2000, Paradigm Group, LLC withdrew this lawsuit. In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares. On June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, 2001 these shares were cancelled by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of fiscal 2001 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company completed an initial public offering of its Common Stock, $.01 par value, (the “Common Stock”) on October 31, 1996. The Common Stock is listed on the Nasdaq National Market under the symbol “BBII”.

        The following table sets forth the high and low price, by quarter, during the two most recent fiscal years:

        As of March 19, 2002, there were 20,000,000 shares of Common Stock authorized of which 6,752,252 shares were issued and outstanding, held of record by approximately 3,800 stockholders. See also Note 12 of Notes to Consolidated Financial Statements included in Part 2, Item 8 hereunder.

        The Company has not declared or paid any dividends on its Common Stock. In accordance with the terms of the Company’s mortgage with a bank, payment of dividends on Common Stock is not permitted. The Company plans to reinvest future profits to expand its business.

Recent Sales of Unregistered Securities

        In December 2001, the Company sold 600,000 shares of common stock of the Company for an aggregate purchase price of $1,500,000 in a private placement to five accredited investors. The shares were issued in the first quarter of fiscal 2002 and therefore were not included in the total shares outstanding as well as in the calculation of earnings (loss) per share for the year ended December 31, 2001. The issuance of the shares was effected without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share data)

        The statement of income data for each of the fiscal years in the five-year period ended December 31, 2001, and the balance sheet data as of December 31, 2001, 2000, 1999, 1998, and 1997, have been derived from the consolidated financial statements of the Company. This data should be read in conjunction with Item 8--Consolidated Financial Statements and Supplementary Data, and Item 7--Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

(1)	Effective September 30, 1998, the Company acquired all classes of stock of BioSeq, Inc., a development stage company with no revenue, for a total purchase price of $4,226.
(2)	Effective July 1, 1997, the Company acquired the business and net assets of Source Scientific, Inc. for $1,994 which increased 1997 revenue by $2,608.
(3)	Consists of $3,381 of in-process research and development related to the BioSeq acquisition, and a charge of $850 related to the purchase of licensed technology from BioSeq in the first quarter of 1998.
(4)	Includes a $1,464 write-down of goodwill associated with the acquisition of BBI Source Scientific.
(5)	Includes $840 of interest expense in 2000 associated with the beneficial conversion feature of the Company’s 3% Senior Subordinated Convertible Debentures. $190 of this amount is recorded as a cumulative effect of change in accounting principle in 2000.
(6)	Includes $1,135 in 2000 for establishment of a full valuation allowance on the Company's deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The Company generates revenue from products and services provided primarily to the in vitro diagnostic infectious disease industry. As discussed in Note 6 to the Consolidated Financial Statements, the Company currently has four operating segments: "Diagnostics," "Biotech," "Laboratory Instrumentation" and "Pressure Cycling Technology, ("PCT")". Two of these, "Diagnostics" and "Laboratory Instrumentation" primarily manufacture products. Within Diagnostics there are three major product lines: Quality Control Panels, Accurun(R)Run Controls, and Diagnostic Components. The remaining two segments generate primarily service revenue and consist of " Biotech", and "PCT" (research and development). Within Biotech there are four major product lines: Contract Research, Repository Services, Specialty Reagents and Research Services. Revenue in the "PCT" segment consists of both private and National Institutes of Health ("NIH") funded support for the research activities associated with our pressure cycling technology. There was also NIH funding in 2000 for the Company's former drug discovery operations which were spun-off as an independent company in November 2000. See Note 6 of Notes to Financial Statements for a further discussion of the activities of these segments and Note 2 of Notes to Financial Statements relative to the Company's discontinued clinical laboratory operations.

        Effective January 2000, all of the Company’s technology related to its drug discovery and vaccine programs, consisting primarily of patents and related sponsored research agreements, were transferred to Panacos Pharmaceuticals, Inc. (“Panacos”), a wholly-owned subsidiary that the Company formed in October 1999. In November 2000 and in February 2002, Panacos sold equity to third party investors, reducing the Company’s ownership to approximately 16% which is held in non-voting preferred stock. As a result, the Company no longer consolidates the results of Panacos. As of November 14, 2000 the Company’s investment in Panacos was zero and the Company is no longer required to fund Panacos’s operations. Therefore no further losses of Panacos will be recorded by the Company. The Company believes that this will position Panacos to progress to more advanced stages of drug development including clinical trials, while at the same time allowing management to focus more time on the Company’s core business.

        In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, sold the business and certain assets and liabilities to a third party for an adjusted purchase price of $8,958,000. The escrow account was terminated in December 2001 by mutual agreement between the buyer and the Company, resulting of approximately $358,000 being received by the Company from the escrow account. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date, which the Company is attempting to sublease. The Company has written down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value. The Company recorded an after-tax gain of $4,334,000 in 2001. The remaining estimate of closing costs included an estimate of costs associated with disposing of all remaining assets and retiring all existing liabilities including a facility lease. The Company will utilize in year 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain. In accordance with a transition services agreement, the Company operated the business in a normal fashion from the date of closing to December 2001, during which substantially all costs associated with operation of the business subsequent to the closing date were borne by the purchaser.

PRODUCTS

        The economics and cost structures of the segments have certain differences. The Diagnostics segment has historically been the largest and most profitable segment, both in absolute dollars and in operating profit margin, as it operates primarily in a commercial environment with fewer competitors and relatively short product development cycles. The Laboratory Instrumentation segment had been in decline for several years prior to its acquisition in mid 1997, and management is working to turn around this business. It also operates in a highly competitive, low margin business: contract manufacturing of instruments and medical devices. At the current low annual revenue level of less than $2.5 million, it operates significantly under capacity with high fixed overhead costs, and should therefore significantly benefit from relatively small revenue increases.

SERVICES

        BBI Biotech has been project oriented with a high proportion of its revenue generated from government contracts (for both research and service activities) and assisting the other segments in their new product and service development. It has the highest level of inter-segment activity, and is structured around project tracking of direct costs plus overhead, general and administrative costs and a low percentage fee. Its financial goal has been to breakeven, (prior to the allocation of corporate overhead) while contributing to the development of future products and services for the Company. The “PCT” segment’s R&D operation does not currently have any product or service revenue, but expects to launch its first products in 2002. Revenue to date consists of both private and public (NIH) funding of segment research. Most of the expenditures by this segment are for R&D expenses, patent costs and general management expenses. . The Company continues to seek funding from both private and public sources to minimize the impact of their development costs on the Company’s overall operating results. Panacos Pharmaceuticals obtained independent third party equity financing in November 2000 thus terminating the Company’s responsibility going forward to fund future research and development activities of Panacos. In February 2002, Panacos raised $5 million in additional equity thereby diluting the Company’s interest in non-voting preferred shares of Panacos to 16%.

QUARTERLY FLUCTUATIONS

        Historically, the Company’s results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns, driven by end-of-year expenditures. In particular, in the Diagnostics segment, the Company’s sales of its off-the-shelf Quality Control Products and Diagnostic Components typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas OEM product sales may peak in any quarter of the year, depending on the production cycle of a given project. In the Company’s Biotech segment, research contracts are generally for large dollar amounts spread over one to five year periods, and upon completion, frequently do not have renewal phases. As a result these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company’s technical staff work on both contract research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed. Neither the Laboratory Instrumentation segment nor the PCT segment is subject to material seasonal variations.

RESEARCH AND DEVELOPMENT

        With the acquisition of BioSeq, Inc and its pressure cycling technology in September 1998 as well as the hiring of a Vice President for the Drug Discovery and Development program (which evolved into Panacos Pharmaceuticals, Inc. in 2000), the Company has expended significant amounts for ongoing research and development spending on new technologies in PCT and Panacos (2000 only). In the past three years, the Company’s BioSeq research subsidiary has incurred approximately $3.2M of research and development expenses substantially related to development of a unique instrument and disposable specimen processing tube in conjunction with PCT. The Company has received eight patents for this technology and intends to have commercial products, using this technology, available for sale in year 2002. In addition to ongoing development of new Accurun Products the Company has also incurred development costs on reagent purification projects. Research and development expenses incurred in year 2000 also include approximately $600,000 related to Panacos Pharmaceuticals drug discovery and development program.

EXPORT SALES

        he Company does not have any foreign operations. However, the Company does have significant export sales in Europe, the Pacific Rim countries and Canada to agents under distribution agreements, as well as directly to test kit manufacturers. All sales are denominated in US dollars. Export sales for the years ended December 31, 2001, 2000, and 1999 were $3.4 million, $4.2 million, and $4.0 million, respectively. The Company expects that export sales will continue to be a significant source of revenue and gross profit.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company’s consolidated statements of operations:

YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenue

        Total revenue from continuing operations increased 12.1%, or $2,356,000, to $21,826,000 in 2001 from $19,470,000 in 2000. The increase in revenue was the result of an increase in product revenue of 5.7%, or $705,000 to $13,093,000 in 2001 from $12,387,000 in 2000, coupled with an increase in service revenue of 23.3%, or $1,651,000, to $8,733,000 in 2001 from $7,082,000 in 2000.

                 Product Revenue.  The product revenue increase was primarily attributable to increased sales of basematrix and characterized specimens to IVD test kit manufacturers and continued strong domestic sales of Accurun controls in the Diagnostics segment.

                 Service Revenue.  The Biotech segment experienced a significant increase in repository and research services revenue. In addition, service revenue recognized in year 2000 also included $161,000 of funding received by Panacos for drug discovery activities; as noted above, the Company no longer consolidates the results of operations of Panacos.

Gross Profit

        Overall gross profit increased 31.5%, or $2,087,000, to $8,705,000 in 2001 from $6,619,000 for year 2000. Product gross profit increased 32.0%, or $1,637,000, to $6,755,000 in 2001 from $5,118,000 for 2000; product gross margin increased to 51.6% in 2001 from 41.3% in 2000. Services gross profit increased $449,000 to $1,950,000 in 2001 from $1,501,000 for 2000 and service gross margin increased to 29.9% in 2001 from 21.2% in 2000.

                 Product Gross Margin.  The increase in product gross margin at the Diagnostics segment, was derived from increased sales of higher margin catalog products coupled with a higher level of sales. This was coupled with a gross margin increase at the Laboratory Instrumentation segment driven by the cost reduction plan implemented in September 2000. In year 2000, the Company recorded charges for inventory valuation at both of these segments, thereby lowering gross margins.

                 Service Gross Margin.  The increase in service gross margin was due to an increase in higher margin commercial services as well as increased repository revenue, both performed at the Biotech segment.

Research and Development

        Research and development expenditures decreased 5.7%, or $141,000, to $2,303,000 in 2001 from $2,444,000 in 2000. The year 2000 included $600,000 of research and development expenses associated with Panacos, the results of which are no longer included in the Company’s results of operation as discussed above. Exclusive of funding to Panacos in 2000, research and development expenses increased $459,000 in 2001 most of which was driven by higher research and development spending on the Company’s PCT program activities.

Selling and Marketing

        Selling and marketing expenses increased by 9.6%, or $256,000, to $2,916,000 in 2001 from $2,660,000 in 2000. This increase was a result of filling several sales and marketing positions in the latter part of 2000 as well as increased travel and promotion costs at the Diagnostic segment.

General and Administrative

        General and administrative costs declined 19.2%, or $942,000, to $3,977,000 in 2001 from $4,919,000 in 2000. This decrease was primarily a result of several factors. First, there were headcount reductions at Corporate, and the Diagnostics and Laboratory Instrumentation segments in the latter part of year 2000 and into year 2001. Second, there was a significantly lower level of professional fees in 2001 compared to 2000, when the Company explored several strategic and financing options; also in 2001, the Company reversed $80,000 of expenses previously accrued in year 2000, based on the June 2001 legal settlement reached with Paradigm Group, LLC, as discussed further in the accompanying footnotes to the financial statements. Finally, a portion of the decline was associated with the September 2000 write down of goodwill at the Laboratory Instrumentation segment, thereby reducing amortization expense in year 2001 by $115,000 compared to the year 2000.

Impairment of Intangible Asset

        As part of an ongoing strategic review process, the Company’s Board of Directors met in late September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment’s prospects for the future to determine if any impairment of the segment’s goodwill had occurred. Based on information presented at that meeting and subsequent analyses showing lower revenue expectations, management approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment’s undiscounted future cash flows were projected to be less than the carrying value of that segment’s goodwill. In accordance with the provisions of “Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” this segment’s goodwill was written down by approximately $1,464,000 in the third quarter of 2000.

Operating Income (Loss)

        Operating loss from continuing operations decreased to $491,000 in 2001 versus $4,868,000 in 2000. The Diagnostics segment’s operating income increased to $1,674,000 in 2001 from $1,015,000 in 2000, due to an increase in product revenue coupled with an increase in product gross margin, partially offset by an increased absorption of corporate overhead by this segment as explained further hereunder. The Laboratory Instrumentation segment had an operating loss of $(460,000) for 2001 versus a loss for 2000 of $(2,819,000); year 2000 results of operation include a charge of $1,464,000 taken in the third quarter of 2000 related to impairment of intangible assets as discussed further above, whereas year 2001 operating results reflect the impact of the September 2000 cost reduction plan. The PCT segment had an operating loss of $(1,493,000) in 2001 as compared to an operating loss of $(1,298,000) in year 2000; also in year 2000, Panacos incurred a $1,027,000 pre-tax operating loss; the Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as previously discussed. Effective January 2001, the Company adjusted its allocation of corporate overhead based upon a revised corporate structure effective in 2001. The present corporate structure reflects the Company’s implementation, in the latter part of 2000, of a cost reduction plan at the Laboratory Instrumentation segment, the Company’s spin-off of Panacos as an independent company, and the Company’s decision to exit the Clinical Laboratory testing business. The latter item is reflected as discontinued operations in the accompanying financial statements. In accordance with generally accepted accounting principles, the Company ceased allocating corporate overhead to the Clinical Laboratory testing business for all periods presented. This adjustment results in the Diagnostics unit absorbing a large portion of corporate overhead, which in prior years would have been allocated to Panacos and the Clinical Laboratory testing business.

Interest Expense/Cumulative Change in Accounting Principle

        Interest expense decreased from $1,617,000 in 2000 to $438,000 in 2001. The large portion of the decrease is associated with reduced interest expense incurred in 2001 on the Company’s line of credit, which was outstanding for all of 2000 but was repaid and terminated by the Company in February 2001 as discussed further in the section “Discontinued Operations” hereunder. Additional interest expense was incurred in the year 2001 associated with the Company obtaining a $2,447,000 (net) mortgage on its West Bridgewater MA facility in April 2000.

        In year 2000, the Company incurred a charge of $898,000 (including $190,223 for the cumulative effect of change in accounting principle, see Note 7 of Notes to Consolidated Financial Statements). In the first quarter of 2001, the Company redeemed the remaining $2,040,000 (face value) of outstanding 3% Senior Subordinated Convertible Debentures (the “Debentures”) plus accrued interest and a premium of $190,000 (which was charged to interest expense). The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures, amounting to approximately $377,000, is included in the loss on extinguishment of the Debentures. Substantially offsetting this loss is the Company’s reversal of approximately $528,000 of interest expense in year 2001, previously recorded in 2000, associated with the amortization of the Debentures beneficial conversion feature.

Income Taxes

        In the third quarter of 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not subsequently recognized an income tax benefit associated with the loss from continuing operations in either year 2000 nor 2001 as these tax assets have been fully reserved for. The Company has recorded approximately $16,000 of state tax expense in year 2001.

Loss from Continuing Operations

        Loss from continuing operations decreased to $(887,000) for the year ended December 31, 2001 from $(7,804,000) for year 2000, as a result of the items discussed above.

Discontinued Operations

        On February 20, 2001, the Company sold the business and certain assets and liabilities of its wholly-owned subsidiary BBICL to a third party for an adjusted purchase price of $8,958,000. The escrow account was terminated in December 2001 by mutual agreement between the buyer and the Company, resulting in approximately $358,000 being received by the Company from the escrow account. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date, which the Company is attempting to sublease. The Company has written down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.

        The Company has recorded a gain of $4,334,000 net of taxes of $969,000 in 2001. The Company expects to utilize prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain. Additionally, the Company has taken a tax benefit of approximately $364,000 related to stock option exercises that was not previously recorded as the Company was in a loss position. This tax benefit was recorded as a credit to additional paid-in capital in 2001.

        The Company has recorded its estimate of remaining short and long term accrued liabilities to exit the Clinical Laboratory testing business, totaling approximately $1,687,000 as of December 31, 2001. The major components of this accrual are estimated income taxes ($420,000), severance and other employee related costs ($75,000), estimated lease exit and facility related costs ($750,000) and potential health care claims and other related potential audit adjustments ($318,000), with the remainder for other miscellaneous costs associated with exiting this business segment.

        Revenues from discontinued operations, net of intercompany eliminations, were $973,000 for the period from January 1, 2001 to February 20, 2001 and $8,367,000 for the year ended December 31, 2000. Operating (losses) from discontinued operations were $(136,000) for the year ended December 31, 2001 and $(197,000) for the year ended December 31, 2000. In summary, income (loss) from discontinued operations was $4,334,000 for the year ended December 31, 2001 and $(197,000) for the year ended December 31, 2000.

        In accordance with a transition services agreement, the Company operated the business in a normal fashion during the period February 20, 2001 through December 2001. All of the revenues generated by, and substantially all costs associated with operating the business subsequent to the closing date of the transaction are the responsibility of the purchaser. A portion of the proceeds from this sale were used to redeem all outstanding Debentures and to retire the Company’s line of credit in the first quarter of 2001.

Summary

        In summary, the Company had net income of $3,448,000 for the year ended December 31, 2001 as compared to a net loss of $(8,001,000) for the year ended December 31, 2000. This improvement was driven by four factors: first and foremost, the gain recognized on the sale of the Company’s clinical laboratory business; secondly, a significantly reduced operating loss in 2001 compared to 2000 as all business units posted improved operating results, and Panacos (which incurred a pretax loss of $1,027,000 in 2000) no longer being consolidated in 2001; thirdly, the impairment of intangible assets at the Laboratory Instrumentation segment recorded in 2000, which increased the loss for 2000; and fourthly, higher interest expense in 2000 due to the higher debt carried prior to the repayments that occurred after the sale of the clinical laboratory business.

        The earnings per share computation for 2001 reflects both the issuance of 801,325 additional shares of common stock in the first quarter of 2001, as certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock, and the issuance of 178,877 additional shares of common stock associated with the exercise of stock options, warrants and purchases made pursuant to the employee stock purchase plan. In addition, on June 15, 2001, the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, these shares were cancelled by the Company. In December 2001, an additional 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,500,000. These shares were issued in the first quarter of 2002 and therefore were not included in the total shares outstanding as well as in the calculation of earnings (loss) per share for the year ended December 31, 2001.

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

                 Product Revenue.  The product revenue decrease was primarily attributable to a $1,078,000 decrease in the Diagnostics segment and a $625,000 decrease in the Laboratory Instrumentation segment. The Diagnostics decrease was the result of a reduced level of sales of its OEM and Seroconversion panels, and Basematrix as the consolidation within the in vitro diagnostic industry has negatively affected demand for these products. These decreases were partially offset by increases in Accurun(R)and Characterized Disease State blood product sales. The Laboratory Instrumentation segment revenue decreased due to a lower level of contract manufacturing due to the timing of an order from a large customer and another customer experiencing financial difficulty causing them to place their order on hold. The Company believes the negative effects of industry consolidation are mostly behind it and that there are growth opportunities within both its existing business as well as providing products for rapid test and chip based technologies.

                 Service Revenue.  The increase in service revenue was primarily attributable to increases of $104,000 from the Diagnostics segment, $850,000 from the Biotech segment and $161,000 in the Panacos segment. The growth in Diagnostics was related to increased service work for in-vitro Diagnostic manufacturers including plasma inactivations. The Biotech segment's growth was due to new government contracts for both its repository and research services. The Panacos and PCT segments' growth was a result of funding received from both the NIH and the Consortium for Plasma Science, which partially defrayed the cost of pressure cycling technology development and certain other drug discovery activities associated with Panacos.

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

                 Product Gross Margin.  The decrease in product gross margin was due substantially to a 12.3% decrease in the gross margin of the Laboratory Instrumentation operating segment. This decrease was due to a lower level of sales activity, resulting in underutilized capacity and excess overhead costs. In addition, the Company adjusted the inventory valuations for both this segment and the Diagnostic segment in year 2000.

                 Service Gross Margin.  The increase in service gross margin was due to small increases in both the Diagnostics and the Panacos and PCT segments, which were partially offset by a lower service gross margin from the Biotech segment due to an increase in low margin government contracts.

Research and Development

        Research and development expenditures decreased 22.0%, or $688,000, to $2,444,000 in 2000 as compared to $3,132,000 in 1999. The Company continued to emphasize development efforts within the PCT and Panacos business segments, the latter being included during the period January 1, 2000 to November 14, 2000 as discussed further hereunder. Research and development expenditures at these segments were approximately flat. However there was a decrease in spending at the Laboratory Instrumentation segment as the PlateMate program was discontinued in September 1999. In addition, there was a decrease in spending at Biotech in order to meet contract schedules.

Selling and Marketing

        Selling and marketing expenses decreased by 6.0%, or $171,000, to $2,660,000 in 2000 from $2,831,000 in 1999. This decrease was a result of a slight reduction in promotion and travel costs, and vacancies in several key positions at the Diagnostics and Laboratory Instrumentation segments. Some of these positions were filled early in the third quarter of 2000.

General and Administrative

        General and administrative costs increased 42.6%, or $1,468,000, to $4,919,000 for 2000 from $3,451,000 in 1999. This increase was primarily the result of an increase in professional consulting services associated with the Company’s various financing and strategic transactions and options in 2000. Additionally, $448,000 of general and administrative personnel related expenses incurred in 1999 were capitalized as part of the ERP system implementation in accordance with applicable accounting standards. The Company completed the project in November 1999; therefore, no additional costs were capitalized in 2000.

Impairment of Intangible Asset

        As part of an ongoing strategic review process, the Company’s Board of Directors met in September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment’s prospects for the future to determine if any impairment of the segment’s goodwill had occurred. Based on information presented at that meeting and subsequent analyses showing lower revenue expectations, management approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment’s undiscounted future cash flows were projected to be less than the carrying value of that segment’s goodwill. In accordance with the provisions of both “Accounting Principles Board Opinion No. 17 - Intangible Assets” and “Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” this segment’s goodwill was written down by approximately $1,464,000 in the third quarter of fiscal year 2000.

Operating Loss

        Consolidated loss from continuing operations increased to $4,868,000 in 2000 versus a $1,451,000 loss in 1999. The Diagnostics segment’s operating income decreased to $1,015,000 in 2000 from $2,436,000 in 1999 as a result of decreased revenue and the beneficial effect on 1999‘s operating income of capitalizing certain employee salaries associated with the ERP System implementation. The Biotech segment’s operating loss decreased to $398,000 in 2000 from $482,000 in 1999, due to increased revenue from government contracts. The Laboratory Instrumentation segment had an operating loss of $2,819,000 for 2000 versus a loss for 1999 of $1,163,000. The year 2000 loss includes a write-down of approximately 80% of their goodwill as of the previous balance sheet date. Excluding this, the Laboratory Instrumentation segment had an operating loss of $1,355,000 for 2000 as a result of continued low levels of revenue. At the end of the third quarter of 2000, management approved a cost reduction plan in the Laboratory Instrumentation segment including a headcount reduction, salary freeze, and sublease of excess manufacturing space. The operating loss of the PCT and Panacos segments combined increased to $2,325,000 in 2000 from $2,006,000 in 1999 due to planned research and development and patent related costs. The Company continued to invest heavily in the areas of pressure cycling technology and the drug discovery program, through its subsidiary BBI BioSeq and its investment in Panacos Pharmaceuticals.

        The Company’s ownership of Panacos was reduced to 30.5% in the fourth quarter of 2000 as a result of Panacos obtaining additional equity financing from new investors. Accordingly, the Company terminated consolidation accounting subsequent to November 14, 2000. The Company had recorded Panacos’s pre-tax operating losses for the period January 1, 2000 to November 14, 2000 in the amount of approximately $1,027,000.

Interest Expense/Cumulative Change in Accounting Principle

        Interest expense increased from $420,000 in 1999 to $1,617,000 in 2000. Throughout the year 2000, the Company carried a higher average debt balance and interest rate on its line of credit than in 1999. Additional interest expense was incurred in 2000 associated with the Company obtaining a new $2,447,000 mortgage on its West Bridgewater MA facility, effective April 2000. In addition, the Company incurred a charge of $898,000 (including $190,223 for the cumulative effect of change in accounting principle, see Note 7 of Notes to Consolidated Financial Statements) due to amortization of the beneficial conversion feature, warrant costs and original issue discount/debt issuance costs associated with the Company’s August 2000 issuance of $3,250,000 3% Senior Subordinated Convertible Debentures.

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

LIQUIDITY AND FINANCIAL CONDITION

        As of December 31, 2001, the Company had existing cash balances of approximately $2,858,000 compared with $1,782,000 at December 31, 2000. The Company’s working capital position increased to $9,407,000 as of December 31, 2001 from $3,596,000 as of December 31, 2000. These improvements in both ending cash and working capital position were the result of utilizing proceeds generated by the sale of the clinical laboratory business in February 2001 (as discussed above) thereby enabling the Company to pay off a substantial portion of its debt, as further discussed below.

        Net cash used in operations for the year ended December 31, 2001 was $56,000 as compared to $2,796,000 during the year ended December 31, 2000. The improvement in cash used in operations during 2001 is primarily associated with the decreased loss from continuing operations and the collection of an income tax refund in the first quarter of 2001.

        Net cash used in investing activities was $381,000 in 2001 versus $1,025,000 in the comparable prior year period. During 2000, the Company’s BBI Biotech segment invested $580,000 to build-out its new repository facility in Frederick, Maryland. In addition, significant investments were made for laboratory and manufacturing equipment. The decrease of cash used for investing was due to a decision by management to control capital expenditures.

         Cash used in financing activities was $6,110,000 in 2001 versus cash provided of $4,783,000 for the year 2000. In 2001, the Company used proceeds from the sale of the business and certain assets of BBICL to pay off in full the remaining $5,762,635 balance on its line of credit and retire all remaining Debentures. Partially offsetting this in 2001, the Company received proceeds totaling $425,000 associated with the exercise of stock options and warrants, which have resulted in 178,877 new shares of common stock being issued. In December 2001, an additional 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,498,000, net of issuance costs. These shares were issued in the first quarter of 2002 and therefore were not included in the total shares outstanding as well as in the calculation of earnings (loss) per share for the year ended December 31, 2001. Cash provided by financing in 2000 consisted of approximately $1,264,000 of cash received from the exercise of stock options and warrants, net proceeds from a $2,447,000 mortgage on its West Bridgewater, MA facility in April 2000 and net proceeds of $2,871,000 related to the issuance of 3% Senior Subordinated Convertible Debentures. This was partially offset by $1,383,000 of repayments on the Company’s line of credit.

        As of December 31, 2001, the Company had entered into a one year loan of $525,000 to its Chief Executive Officer (“CEO”), renewable at the Company’s option, and collateralized by 90,000 of his shares of Boston Biomedica common stock. Interest on the loan was payable monthly at the annual rate of 7%. The loan is shown on the balance sheet as a decrease to stockholders equity. In January 2002, the loan was repaid in full. The loan was replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the CEO. The loans are personally guaranteed by the CEO. The Company’s pledge is secured by a junior interest in the collateral provided by the CEO to the financial institution. Such collateral includes all of his real property and common stock holdings in Boston Biomedica, Inc. The original loan and subsequent pledge of $1,000,000 were made to assist the CEO in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in Boston Biomedica, Inc. on the open market to satisfy his debts. The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of alternatives and concluded that the original loan to the CEO and the subsequent pledge were the best alternative and in the best interests of the Company’s stockholders because it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on the CEO that could otherwise divert his attention from the Company.

        In April 2000, the Company borrowed $2,447,000 (net of issuance costs) under a mortgage agreement on its West Bridgewater, MA facility. The Company used these funds to reduce the outstanding balance on its line-of-credit. The mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be 0.75% greater than the bank base rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants. The Company has satisfactorily met the conditions of these covenants for the year 2001. Payments due on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.

        In August 1999, the Company sold 500,000 warrants to purchase the Company’s stock to Paradigm Group, a private investment company. The private placement consisted of 400,000 common stock purchase warrants with a exercise price of $4.25 and 100,000 common stock purchase warrants with an exercise price of $5.25. Paradigm Group paid the Company $50,000 for the warrants. In addition, National Securities received 40,000 common stock purchase warrants with an exercise price of $4.25, 10,000 common stock purchase warrants with an exercise price of $5.25, and 25,000 common stock purchase warrants with an exercise price of $8.00, as transaction fee. In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company’s common stock. The holders of the warrants were required to pay the exercise price when the registration of the underlying shares became effective which was in December 2000. In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. The suit, filed in the Circuit Court of Cook County, Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. In December 2000, Paradigm Group, LLC withdrew this lawsuit. In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares. On June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, 2001, these shares were cancelled by the Company.

        The Company believes that its cash and working capital resources (exclusive of the $1,000,000 pledge and loan guarantee discussed above), coupled with internally generated funds from operations, will be sufficient to fund operations and anticipated capital expenditures for the next year. The Company continually evaluates financing options, as well as other strategic alternatives, in order to maximize shareholder value.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company's contractual obligations as of December 31, 2001

* Monthly payments on this mortgage include principal and interest and are based on a 20-year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.

        In January 2002, the Company made a $1,000,000 pledge and loan guarantee of certain indebtedness of a entity controlled by an officer/director via a deposit of equal amount in an interest bearing account with a lending institution. A description of this transaction is noted above.

RECENT ACCOUNTING PRONOUNCEMENTS

        In late 2000 and early 2001, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached consensus on a number of revisions to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversions Features or Contingently Adjustable Conversion Ratios.” The Securities and Exchange Commission’s (“SEC”) Observer to the EITF indicated the SEC’s preference that the revision relative to the computation of a beneficial conversion features associated with convertible securities be applied to all securities issued after May 20, 1999. The Company therefore applied this adjusted calculation to the beneficial conversion feature associated with its August 2000 issuance of $3,250,000 of 3% Senior Subordinated Convertible Debentures and accordingly, the Company has included the effects of the revisions, as indicated by the SEC staff member. Approximately $190,000 of this revised computation is reflected as the cumulative effect of a change in accounting principle in the accompanying financial statements for the year ended December 31, 2000.

        In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125‘s provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the adoption of SFAS No. 140 has had a material effect on its financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” (an Interpretation of Accounting Principles Bulletin Opinion No. 25 (“APB 25”)) (“FIN 44”). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 was July 1, 2000, and the Company has adopted FIN 44 as of that date. The application of FIN 44 has not had a material effect on the Company’s financial statements.

        Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), is effective for all business combinations initiated after June 30, 2001. The new standard requires companies to record business combinations using the purchase method of accounting. The Company has not done a business combination since the issuance of SFAS 141.

        Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), is effective for the Company beginning January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is assessing the impact of this new statement on its consolidated financial position and results of operations but does not believe its adoption will have a material effect on the Company’s financial statements.

        Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

        Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of long-lived assets. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company records reserves for estimates regarding the collectability of accounts receivable, the value and realizability of intangible assets, deferred tax assets, the net realizable value of its inventory, as well as an estimate for remaining liabilities associated with discontinued operations. On an on-going basis, we evaluate our estimates, including those related to collectability of accounts receivable, inventories, intangible assets, deferred tax assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

        Product revenue is recognized upon shipment of the products or, for specific orders at the request of the customer, on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, firm commitment and transfer to the customers of all risks and rewards of ownership. Total revenue related to bill and hold transactions was approximately $610,000, $562,000, and $1,998,000, for the years ended December 31, 2001, 2000, and 1999, respectively. During the fiscal years 2001, 2000, and 1999, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 31%, 30% and 23%, respectively, of total consolidated revenues from continuing operations of the Company. Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

        The Company reviews inventory for estimated obsolescence or unmarketable inventory and adjusts for the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

        Intangible assets primarily relate to the value of acquired patents associated with the PCT technology. The cost of these acquired patents is amortized on a straight-line basis over the estimated life of the patent which is generally four to sixteen years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

FORWARD - LOOKING INFORMATION

        The Annual Report on Form 10-K contains forward-looking statements concerning the Company’s financial performance and business operations. The Company wishes to caution readers of this Annual Report on Form 10-K that actual results might differ materially from those projected in the forward-looking statements contained herein.

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: due to operational, scientific or technical difficulties in the implementation of its strategies and changes in customer demand, the Company’s sales to IVD test kit manufacturers and sales of ACCURUN and other quality control products may not continue to be as strong as in 2001; the Company may not be successful in developing Pressure Cycling Technology into commercially viable products and services, including those in the areas of sample preparation and inactivation, or such activities that may longer than currently expected; Pressure Cycling Technology may also not be adaptable to any other commercially viable applications; certain Pressure Cycling Technology applications may not fall within the claims of the Company’s eight issued U.S. patents; individuals and groups utilizing Pressure Cycling Technology may not be required to license such technology from the Company; the Company’s inability to develop the end-user market for quality control products; the Company’s inability to integrate the business of Source Scientific, Inc. into the Company’s business and to grow the sales of Source Scientific, Inc. to the extent anticipated; the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH); the Company’s inability to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; the potential for significant reductions in purchases by any of the Company’s major customers; and if expenses are higher than anticipated, or if revenues are lower than anticipated, the Company will require additional capital sooner than expected and there can be no assurance that the Company will be able to obtain additional capital on acceptable terms. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s most recent Registration Statements on Form S-3 (SEC File No.‘s 333-94379 and 333-46426).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to interest rate risk in connection with its long-term debt. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2001 that are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is less than $100,000, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at December 31, 2001, that is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the Company believes the risk exposure is not material.

        The Company is exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. Trade receivables credit risk exposure is significant as the Company derives a significant portion of its revenues from a small number of customers however, this risk is mitigated by the dispersion across different industries and geographies in which the customers operate; in addition to this, approximately 31% of 2001 consolidated revenue was from all branches of the National Institutes of Health, a U.S. Government agency. The Company is exposed to credit-related risks associated with its trade accounts receivable denominated in U.S. Dollars but receivable from foreign customers.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 2001	December 31, 2000
ASSETS		
CURRENT ASSETS:		
Cash and cash equivalents	$ 2,857,916	$ 1,782,100
Accounts receivable, less allowances of $125,617 in 2001 and $88,981 in 2000	4,073,513	3,881,943
Inventories	6,763,144	6,465,548
Prepaid expenses and other current assets	176,275	236,731
Income taxes receivable	-	212,762
Total current assets	13,870,848	12,579,084
Property and equipment, net	6,533,671	7,459,283
OTHER ASSETS:		
Intangible assets, net	854,864	933,793
Debt issuance costs	-	203,523
Other long-term assets	154,871	135,578
Net assets from discontinued operations (Note 2)	-	1,237,535
	1,009,735	2,510,429
TOTAL ASSETS	$ 21,414,254	$ 22,548,796
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES:		
Accounts payable	$ 1,666,771	$ 1,232,697
Accrued employee compensation	907,426	836,804
Other accrued expenses	607,004	974,606
Net liabilities from discontinued operations (Note 2)	1,148,222	-
Current maturities of long term debt	82,053	5,840,172
Deferred revenue and other current liabilities	52,398	99,074
Total current liabilities	4,463,874	8,983,353
LONG-TERM LIABILITIES:		
Long term debt, less current maturities	2,402,837	2,420,449
3% Senior Subordinated Convertible Debentures	-	2,818,375
Net liabilities from discontinued operations (Note 2)	538,325	-
Other liabilities	568,906	577,044
COMMITMENTS AND CONTINGENCIES (Note 10)		
STOCKHOLDERS' EQUITY:		
Common stock, $.01 par value; 20,000,000 shares authorized, 6,132,718 and 5,652,516 issued and outstanding at December 31, 2001 and 2000, respectively	61,327	56,525
Additional paid-in capital	20,170,492	18,904,862
Accumulated deficit	(7,764,075)	(11,211,812)
Prepaid Common Stock Subscription, net of issuance costs	1,497,568	-
Loan to officer/director (Note 13)	(525,000)	-
Total stockholders' equity	13,440,312	7,749,575
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 21,414,254	$ 22,548,796

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Common Stock Shares	Common Stock $.01 Par Value	Additional Paid-In Capital	Receivable for Exercised Warrants	Prepaid Common Stock Subscription	Loan to Officer/Director	Retained Earnings (Deficit)	Total Stockholders' Equity
BALANCE, December 31, 1998	4,667,816	$ 46,679	$ 16,418,716				$ (2,396,741)	$ 14,068,654
Common stock issued	53,300	533	147,905					148,438
Stock warrants issued, net of issuance costs			206,011					206,011
Stock options and warrants exercised	52,249	522	36,610					37,132
Net loss							(814,112)	(814,112)
BALANCE, December 31, 1999	4,773,365	47,734	16,809,242				(3,210,853)	13,646,123
Common stock issued in connection with Employee Stock Purchase Plan	8,458	84	26,264					26,348
Stock warrants issued			1,000					1,000
Stock options and other warrants exercised	370,693	3,707	906,304					910,011
Exercise of Paradigm warrants	500,000	5,000	1,954,979	$ (2,225,000)				(265,021)
Reserve for exercise of Paradigm warrants			(1,959,979)	2,225,000				265,021
Stock warrants issued and beneficial conversion feature in connection with 3% Senior Subordinated Convertible Debentures			1,167,052					1,167,052
Net loss							(8,000,959)	(8,000,959)
BALANCE, December 31, 2000	5,652,516	56,525	18,904,862	-			(11,211,812)	7,749,575
Common stock issued in connection with Employee Stock Purchase Plan	15,292	153	26,210					26,363
Conversion of 3% Senior Subordinated Convertible Debentures	801,325	8,013	970,876					978,889
Beneficial conversion feature in connection with 3% Senior Subordinated Convertible Debentures			(527,519)					(527,519)
Stock based compensation			30,000					30,000
Stock options and other warrants exercised	163,585	1,636	397,063					398,699
Cancellation of Exercise of Paradigm warrants	(500,000)	(5,000)	5,000					-
Tax benefit of stock options exercised			364,000					364,000
Loan to Officer / Director						$ (525,000)		(525,000)
Prepaid Common Stock Subscription, net					$ 1,497,568			1,497,568
Net Income							3,447,737	3,447,737
BALANCE, December 31, 2001	6,132,718	$ 61,327	$ 20,170,492	$ -	$ 1,497,568	$ (525,000)	$ (7,764,075)	$ 13,440,312

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:			
Net income (loss)	$ 3,447,737	$ (8,000,959)	$ (814,112)
Less income (loss) from discontinued operations	4,334,498	(196,751)	306,180
Loss from continuing operations	(886,761)	(7,804,208)	(1,120,292)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:			
Depreciation and amortization	1,415,253	1,609,454	1,338,789
Non-cash interest expense on convertible debentures	(508,906)	707,704	-
Stock based compensation	30,000	-	-
Cumulative effect of change in accounting principle	-	190,223	
Impairment of intangible assets	-	1,464,220	-
Provision for doubtful accounts	55,808	2,064	-
Deferred income tax valuation allowance	-	1,155,325	(447,420)
Loss on disposal of property and equipment	-	4,721	35,672
Changes in operating assets and liabilities:			
Accounts receivable	(247,378)	469,943	237,548
Inventories	(297,596)	(3,855)	(73,672)
Prepaid expenses and other current assets	60,456	48,316	141,608
Receivable for income taxes	212,762	(212,762)	
Other long-term assets	(19,294)	11,910	(2,224)
Accounts payable	434,074	(554,880)	29,150
Accrued compensation	70,622	3,571	(124,042)
Other accrued expenses	(367,602)	(101,408)	395,260
Deferred revenue	22,237	23,897	(690,760)
Deferred rent and other liabilities	(29,262)	190,078	(320,243)
Net cash used in operating activities	(55,587)	(2,795,687)	(600,626)
CASH FLOWS FROM INVESTING ACTIVITIES:			
Payments for additions to property and equipment	(416,202)	(1,025,460)	(2,456,521)
Proceeds from sale of property and equipment	35,509		
Net cash used in investing activities	(380,693)	(1,025,460)	(2,456,521)
CASH FLOWS FROM FINANCING ACTIVITIES:			
Proceeds from mortgage, net of issuance costs	-	2,446,573	-
(Repayments) Proceeds from issuance of convertible debentures, net of issuance cost:	(1,663,352)	2,531,023	-
Proceeds from issuance of warrants	-	327,643	206,011
Proceeds from issuance of common stock	425,062	936,359	185,570
Proceeds from prepaid common stock subscription, net of issuance costs	1,497,568	-	-
Loan to officer/director	(525,000)	-	-
(Repayments) Borrowings on line of credit	(5,762,635)	(1,383,016)	3,168,300
Repayments of long-term debt	(82,127)	(75,462)	-
Net cash provided (used) by financing activities	(6,110,484)	4,783,120	3,559,881
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(6,546,764)	961,973	502,734
Change in cash and cash equivalents provided by discontinued operations	7,622,580	543,959	(326,480)
Cash and cash equivalents, beginning of year	1,782,100	276,168	99,914
Cash and cash equivalents, end of year	$ 2,857,916	$ 1,782,100	$ 276,168
SUPPLEMENTAL INFORMATION:			
Income taxes paid	$ 29,801	$ 85,119	$ 33,391
Interest paid	370,149	416,557	414,297
NON-CASH ACTIVITIES:			
Capital lease obligations incurred	$ 21,242	$ 95,577	$ -
Conversion of Debentures to equity	978,889	-	-

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Significant Accounting Policies

        Boston Biomedica, Inc. (“BBI”) and Subsidiaries (together, the “Company”) provide infectious disease diagnostic products, laboratory instrumentation, contract research and specialty infectious disease testing services to the in-vitro diagnostic industry, government agencies, blood banks, hospitals and other health care providers worldwide as of December 31, 2001. The Company also invests in new technologies related to infectious diseases. The Company is subject to risks common to companies in the biotechnology, medical device and diagnostic industries, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulations.

        Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

   (i) Principles of Consolidation

        The consolidated financial statements include the accounts of BBI and its wholly-owned subsidiaries, BBI Biotech Research Laboratories, Inc. (“BBI Biotech”), BBI Source Scientific, Inc. (“BBI Source”), and BBI BioSeq, Inc. (“BBI BioSeq”). BBI consists primarily of the Diagnostic Products segment as well as the executive corporate office. In January 2000, the Company incorporated Panacos Pharmaceuticals, Inc., (“Panacos”). All of the Company’s technology related to its drug discovery and vaccine programs, consisting of primarily patents and related sponsored agreements, were transferred to Panacos effective January 2000. Panacos was accounted for as a consolidated subsidiary of the Company during the period January 1, 2000 to November 14, 2000, subsequent to which Panacos obtained independent third party funding and the Company ceased consolidation of Panacos as a wholly-owned subsidiary. As of November 14, 2000 the Company’s investment in Panacos was zero and the Company is no longer required to fund Panacos’s operations. Therefore no further losses of Panacos will be recorded by the Company. As of February 2002, the Company holds a 16% interest in non-voting preferred shares of Panacos. All significant intercompany accounts and transactions have been eliminated in the consolidation.

        In February 2001, the Company sold the business and certain assets and liabilities of BBI Clinical Laboratories, Inc. (“BBICL”) to a third party in conjunction with its decision to exit the clinical laboratory business segment. Accordingly, the accompanying financial statements present BBICL’s net assets and results of operations as discontinued operations.

   (ii) Use of Estimates

        To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In particular, the Company records reserves for estimates regarding the collectability of accounts receivable, the value and realizability of intangible assets, deferred tax assets, the net realizable value of its inventory, as well as an estimate for remaining liabilities associated with discontinued operations.

        Actual results could differ from the estimates and assumptions used by management.

   (iii) Revenue Recognition

        Product revenue is recognized upon shipment of the products or, for specific orders at the request of the customer, on a bill and hold basis after completion of manufacture. All bill and hold transactions meet specified revenue recognition criteria which include normal billing, credit and payment terms, firm commitment and transfer to the customers of all risks and rewards of ownership. Total revenue related to bill and hold transactions was approximately $610,000, $562,000, and $1,998,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

        Services are recognized as revenue upon completion of tests for laboratory services. Revenue from service contracts and research and development contracts for the Company’s laboratory instrumentation business is recognized as the service and research and development activities are performed under the terms of the contracts.

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

        Total revenue related to long-term contracts was approximately $5,062,000, $5,082,000, and $4,457,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Total contract costs associated with these agreements were approximately $4,911,000, $5,540,000, and $4,323,000, for the years ended December 2001, 2000 and 1999, respectively. Included in the revenue recognized under long-term contracts are certain unbilled receivables representing additional indirect costs, which are allowed under the terms of the respective contracts. Unbilled receivables were less than $50,000 for all years presented.

        In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). This SAB summarizes certain of the Staff’s views in applying generally accepted accounting principles, in the United States, to revenue recognition in financial statements. SAB 101 was effective for the Company’s fiscal year ended December 31, 2000. The adoption of this standard by the Company did not have a material impact on the accompanying financial statements.

   (iv) Cash and cash equivalents

        The Company’s policy is to invest available cash in short-term, investment grade, interest bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and classified as cash equivalents.

   (v) Research and Development Costs

         Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs, are expensed as incurred.

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

   (viii) Intangible Assets

        The Company has classified as intangible assets, costs associated with the fair value of certain assets of the businesses acquired. These intangible assets, which primarily include patents, licenses, and intellectual property rights, are being amortized on a straight-line basis over four to sixteen years.

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

   (x) Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes arise from temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are recognized when realized using the flow through method of accounting. In the year ended December 31, 2000, the Company established a full valuation allowance for all of its deferred tax assets based on applicable accounting standards and in consideration of incurring three consecutive years of losses (see Note 10).

   (xi) Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company limits credit risk in cash equivalents by investing only in short-term, investment grade securities including money market funds restricted to such securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 6). The Company does not require collateral from its customers. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

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

        Potentially dilutive securities having a net effect of 9,531, 2,500, and 68,023 common shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for the years ended December 31, 2001, 2000 and 1999, respectively.

   (xiv) Segment Reporting

        SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosures required by this new standard are included in the notes to the consolidated financial statements under the caption “Segment Reporting and Related Information.”

   (xv) Recent Accounting Standards

        In late 2000 the and early 2001, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached consensus on a number of revisions to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversions Features or Contingently Adjustable Conversion Ratios.” The Securities and Exchange Commission’s (“SEC”) Observer to the EITF indicated the SEC’s preference that the revision relative to the computation of a beneficial conversion features associated with convertible securities be applied to all securities issued after May 20, 1999. The Company therefore applied this adjusted calculation to the beneficial conversion feature associated with its August 2000 issuance of $3,250,000 of 3% Senior Subordinated Convertible Debentures and accordingly, the Company has included the effects of the revisions, as indicated by the SEC staff member. Approximately $190,000 of this revised computation is reflected as the cumulative effect of a change in accounting principle in the accompanying financial statements for the year ended December 31, 2000.

        In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125‘s provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the adoption of SFAS No. 140 has had a material effect on its financial statements.

        In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” (an Interpretation of Accounting Principles Bulletin Opinion No. 25 (“APB 25”)) (“FIN 44”). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 was July 1, 2000, and the Company has adopted FIN 44 as of that date. The application of FIN 44 has not had a material effect on the Company’s financial statements.

        Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), is effective for all business combinations initiated after June 30, 2001. The new standard requires companies to record business combinations using the purchase method of accounting. The Company has not done a business combination since the issuance of SFAS 141.

        Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), is effective for the Company beginning January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is assessing the impact of this new statement on its consolidated financial position and results of operations but does not believe its adoption will have a material effect on the Company’s financial statements.

        Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), is effective January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

        Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), is effective January 1, 2002. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of long-lived assets. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

   (xvi) Reclassifications

        Certain amounts included in the prior year’s financial statements have been reclassified to conform to the current years presentation.

(2) Disposition of Assets

        In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company, sold the business and certain assets and liabilities to a third party for an adjusted purchase price of $8,958,000. The escrow account was terminated in December 2001 by mutual agreement between the buyer and the Company, resulting of approximately $358,000 being received by the Company from the escrow account. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date, which the Company is attempting to sublease. The Company has written down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value. In accordance with a transition services agreement, the Company operated the business until December 2001; substantially all costs associated with operating the business subsequent to the closing date were borne by the purchaser.

        The Company has recorded its estimate of remaining short and long term accrued liabilities to exit the Clinical Laboratory testing business, totaling approximately $1,687,000 as of December 31, 2001. The major components of this accrual are estimated income taxes ($420,000), severance and other employee related costs ($75,000), estimated lease exit and facility related costs ($750,000) and potential health care claims and other related potential audit adjustments ($318,000), with the remainder for other miscellaneous costs associated with exiting this business segment.

        The Company has recorded an after-tax gain of $4,334,000 in 2001, which may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility. The remaining closing costs include an estimate to dispose of any remaining assets and retire all existing liabilities including the facility lease. The Company will utilize in year 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the income tax effect of this gain. All financial data presented in the accompanying financial statements has been reclassified to reflect discontinued operations of this segment of the business for all periods presented. Revenues from discontinued operations, net of intercompany eliminations of $0, $197,287, and $368,979, were $973,000, $8,366,995, and $9,472,741 in the period January 1, 2001 to February 20, 2001, the year 2000 and the year 1999 respectively.

(3) Inventories

        The Company purchases human plasma and serum from various private and commercial blood banks. Upon receipt, such purchases generally undergo comprehensive testing, and associated costs are included in the value of raw materials. Most plasma is manufactured into Basematrix and other diagnostic components to customer specifications. Plasma and serum with the desired antibodies or antigens are sold or manufactured into QC Panels, Accurun® Run Controls, and reagents (“Finished Goods”). Panels and reagents are unique to specific donors and/or collection periods, and require substantial time to characterize and manufacture due to stringent technical specifications. Panels play an important role in diagnostic test kit development, licensure and quality control. Panels are manufactured in quantities sufficient to meet expected user demand, which may exceed one year. Inventory also includes component parts used in the manufacture of laboratory instrumentation. Inventory balances at December 31, 2001 and 2000 consisted of the following:

(4) Property and Equipment

        Property and equipment at December 31, 2001 and 2000 consisted of the following:

        Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,327,000, $1,410,000, and $1,126,000 respectively.

        In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized approximately $448,000 of internal labor and related costs, in 1999, in connection with its ERP System Implementation. These costs are included in the Management Information Systems line item and are being depreciated over the same life as the system, 5 years. Depreciation expense related to these capitalized costs was approximately $90,000, $90,000 and $7,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(5) Intangible Assets

        Intangible assets at December 31, 2001 and 2000 consisted of the following:

        Amortization expense for the years ended December 31, 2001, 2000, and 1999 was approximately $79,000, $173,000, and $213,000, respectively.

        As part of an ongoing strategic review process, the Company's Board of Directors met in late September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future. Based on new updated information presented at this meeting and subsequent analyses showing lower revenue expectations, management approved implementation of a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the assumptions associated with this revised business plan, the Company estimated future net undiscounted cash inflows and cash outflows over the remaining original amortization period of that segment's goodwill, and concluded an impairment had occurred. These annual net future cash inflows and outflows were then discounted at a rate commensurate with the business risks inherent with the future operations of the Laboratory Instrumentation segment, and thus, in accordance with the provisions of both "Accounting Principles Board Opinion No. 17 - Intangible Assets" and "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by approximately $1,464,000 in year 2000. The net balance of the remaining intangible assets associated with the Laboratory Instrument segment is approximately $227,000 as of December 31, 2001.

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

        The Company had four operating segments as of December 31, 2001, as a result of its decision in late 2000 to exit the clinical laboratory segment of the business. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment pursues third party contracts to help fund the development of products and services for the other segments, primarily with agencies of the United States Government. The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid purification and pathogen inactivation. While the PCT segment’s research and development operation does not currently have any significant product or service revenue, the Company expects to commercialize certain PCT products in year 2002. Revenue to date consists of both private and public (NIH) funding of segment research. Most of the expenditures incurred by this segment are for research and development expenses, and general management expenses including patent costs.

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

        Operating segment revenue for the years ended December 31, 2001, 2000 and 1999 were as follows:

        Operating segment income (loss) for the years ended December 31, 2001, 2000 and 1999 were as follows:

        Operating segment depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

(1) Included in the Laboratory Instrumentation segments loss for 2000 is a $1,464 write down of a portion of the Laboratory Instrumentation segment's goodwill. (See also Note 5)

        Identifiable operating segment assets are all located in the United States, and as of December 31, 2001 and 2000 were as follows:

        Operating segment capital expenditures for the years ended December 31, 2001, 2000 and 1999 were as follows:

        Revenue by geographic area for the years ended December 31, 2001, 2000 and 1999 are as follows:

        Revenue of Product and Service classes in excess of 10% of consolidated revenue from continuing operations (excludes inter-segment sales) for the years ended December 31, 2001, 2000 and 1999 were as follows:

        The government contract revenues are from United States government agencies, primarily various branches of the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue in each of the years ended December 31, 2001, 2000 and 1999. During the fiscal years 2001, 2000, and 1999, the combined revenues from all branches of the NIH accounted for approximately 31%, 30% and 23%, respectively, of total consolidated revenues from continuing operations of the Company.

(7) Debt

        Effective June 30, 1999, the Company entered into an amended revolving line of credit agreement (the “Amended Line”) with its bank, increasing the facility to $10 million from $7.5 million. The Amended Line bears interest at the Company’s option based on either the base rate plus ¼% or LIBOR plus 2.75%; carries a facility fee of ¼% per annum, payable quarterly; and is collateralized by substantially all of the assets of the Company, excluding real property. Borrowings under the Amended Line are limited to commercially standard percentages of accounts receivable, inventory and equipment. The Amended Line contains covenants regarding the Company’s total liabilities to tangible net worth ratio, minimum debt service coverage ratio, and maximum net loss. The Amended Line further provides for restrictions on the payment of dividends, incurring additional debt, and the amount of capital expenditures.

        The December 31, 2000 balance sheet reflects the classification of the Company’s $5,762,635 outstanding line-of-credit balance as short-term debt. The Company has reclassified this debt to short-term because in March 2000 and through the remainder of the year, the Company was in violation of a financial covenant limiting the amount of allowable losses. In December 2000, the line of credit was limited to a maximum borrowing level of $5,762,635 and the interest rate was raised four percentage points above the normal rate associated with this line of credit. In February 2001, the Company utilized a portion of the proceeds from the sale of BBICL to pay off in full the outstanding balance (together with accrued interest) on this line of credit, at which time the bank released all liens associated with this line of credit and terminated the line of credit. There were no payment defaults at any time associated with this line of credit.

        On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003, (the “Debentures”). Proceeds to the Company, net of a 5% original issue discount and debt issuance costs, amounted to $2,858,000, of which $327,000 has been allocated to the relative fair value of the associated common stock purchase warrants. The fair value of the warrants was determined using the Black Scholes option-pricing model and the following assumptions: a risk free interest rate of 6.02%, a volatility factor of 91.17%, a contractual life of 5 years and no expected dividend yield. The Company then allocated the proceeds of the Debentures, net of the original issue discount ($3,087,500), on a pro-rata basis using the calculated fair value of the warrants ($318,000) and the fair value of the Debentures ($2,685,000). This resulted in proceeds of approximately $327,000 and $2,761,000 being allocated to the relative fair value of the warrants and the Debentures, respectively. The Debentures are convertible into the Company’s common stock commencing November 24, 2000, at a conversion price equal to the lesser of (i) $3.36 per share or (ii) 90% of the average of the five lowest volume weighted average sales prices of Common Stock as reported by Bloomberg L.P. during the twenty-five business days immediately preceding the date on which the Debenture holders notify the Company of their intention to convert all or part of the Debenture into Common Stock. In connection with this transaction, the Company issued warrants to purchase up to 135,556 shares of the Company’s common stock at an exercise price of $3.60 per share. Interest on the Debentures is payable quarterly in arrears commencing September 30, 2000. The Debentures are subordinate to both the Company’s line of credit (which was terminated in February 2001) and mortgage on its West Bridgewater, MA facility. The Company may elect at any time to redeem all or any portion of the remaining unpaid principal amount of the Debentures for cash. In addition, upon receipt of a notice of conversion from a holder of the Debentures, the Company may elect to redeem that portion being converted for cash in lieu of common stock of the Company. In both cases, the redemption price equals the number of shares of common stock into which the Debenture being redeemed is convertible, times the average closing bid price of the Company’s common stock for the five preceding trading days.

        The Securities Purchase Agreements and related documents place certain restrictions on the Company’s ability to incur additional indebtedness, to make certain payments, investments, loans, guarantees and/or transactions with affiliates, to sell or otherwise dispose of a substantial portion of assets, and/or to merge or consolidate with an unaffiliated entity.

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

Of this, $351,000 was originally calculated in the third quarter of 2000 when the Debentures were issued. The additional amount of $489,000 was calculated in the fourth quarter of 2000 using the accounting conversion method preferred by the SEC pursuant to EITF 00-27 which clarified the method of calculating the beneficial conversion feature. The amount allocated to the beneficial conversion feature was valued using conversion method (ii) from above as of the date of the transaction as it was determined to be the most beneficial to the holders of the Debentures. This amount was expensed over the initial 90-day non-convertible period. For the year ended December 31, 2000, the Company recorded a charge of $898,000 (including $190,223 for the cumulative effect of a change in accounting principle noted above) due to amortization of the beneficial conversion feature, warrant costs and original issue discount/debt issuance costs associated with the Company’s August 2000 issuance of $3,250,000 3% Senior Subordinated Convertible Debentures.

        In the first quarter of 2001, certain holders of the Company’s outstanding 3% Senior Convertible Debentures (the “Debentures”) exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock, in accordance with the conversion formula. These conversions resulted in the issuance of 801,325 additional shares of common stock in 2001. In addition, the Company redeemed the remaining $2,040,000 of Debentures at face plus a $190,000 premium and accrued interest. Unamortized debt discount, debt issuance costs and warrant-related costs associated with the converted Debentures, approximating $231,000 was debited to additional paid-in capital, with the remaining $377,000 of such costs associated with the redeemed Debentures being included in the loss on extinguishment of the Debentures. In addition, the Company reversed approximately $528,000 of expense previously recorded in 2000 associated with the Debentures beneficial conversion feature. Accordingly, the Company recorded a net loss of approximately $39,000 relative to this early extinguishment of debt in the first quarter of 2001. As a result of both the conversions and redemptions, which occurred in the first quarter of 2001, none of the 3%, Senior Subordinated Convertible Debentures remain outstanding subsequent to February 27, 2001.

        On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,421,000 remains outstanding as of December 31, 2001. The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. The mortgage precludes the payment of dividends on the Company’s common stock and contains certain other restrictive covenants. Under this mortgage agreement the Company is subject to certain financial covenants. Monthly payments on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010. The mortgage is collateralized by the Company’s West Bridgewater, MA facility. Principal payments due on the Company’s mortgage agreement are approximately $54,000, $60,000, $66,000, $72,000 and $80,000 for each of the years ended December 31, 2002, 2003, 2004 ,2005, and 2006, respectively.

(8) Other Liabilities

        Included in long-term liabilities at December 31, 2001 and 2000 are the present value of future minimum royalty payments of approximately $19,700 and $55,000 payable to the former owners of BioSeq, Inc.

(9) Income Taxes

        The components of the (benefit) provision for income taxes from continuing operations are as follows:

        Significant items making up deferred tax liabilities and deferred tax assets were as follows:

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

        The Company had net operating loss carryforwards for federal income tax purposes of approximately $2,700,000 and $7,550,000 at December 31, 2001 and 2000, respectively. These net operating loss carryforwards expire at various dates from 2012 through 2020. Included in this number are loss carryforwards of approximately $1,350,000 that were obtained through the acquisition of BioSeq, Inc. These carryforwards expire from 2012 through 2018.

        The Company had net operating loss carryforwards for state income tax purposes of approximately $9,400,000 and $9,200,000 at December 31, 2001 and 2000, respectively. These net operating loss carryforwards expire at various dates from 2002 through 2021. Included in this number are loss carryforwards of approximately $2,000,000 that were obtained through the acquisition of BioSeq, Inc. These carryforwards expire from 2011 through 2018.

        As of December 31, 2001, the Company had approximately $150,000 of alternative minimum tax credits, which do not expire, and $372,000 of federal research credits, which expire from 2011 to 2020.

        Included in the net operating loss and credit carryforwards discussed above is a deferred tax asset of approximately $360,000 reflecting the benefit of deductions from the exercise of stock options. The benefit from this deferred tax asset will be recorded to additional paid-in capital when realized.

        The Company's effective income tax rate from continuing operations differs from the statutory federal income tax rate as follows:

        The Company’s federal income tax returns for fiscal years 1997 and 1998 are currently under examination by the Internal Revenue Service. Any assessments or potential assessments are not expected to have a material adverse effect on the accompanying financial statements.

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

        At December 31, 2001, future minimum lease payments under non-cancelable leases, excluding discontinued operations, is as follows:

        The Company has entered into a non-cancelable sublease agreement with a third party, through January 2002, that will offset the future minimum lease payments by $14,000. Rent expense, net of sublease income consisted of the following:

        In addition, as discussed further in Note 2, the Company is subject to future minimum lease payments in connection with the discontinued operations of its Clinical Laboratory segment of $161,000, $161,000, $161,000, and $94,000 in 2002, 2003, 2004, and 2005, respectively. The Company has included an estimate of this remaining lease commitment in 2001 as part of the calculation of the gain on the sale of certain assets from the Clinical Laboratory segment.

        The Company’s California and Maryland facility’s leases include scheduled base rent increases over the term of the lease. The amount of base rent payments is charged to expense using the straight-line method over the term of the lease. As of December 31, 2001 and 2000, the Company has recorded a long-term liability of $306,000 and $262,000, respectively ($312,000 and $337,000 including the current portion) to reflect the excess of rent expense over cash payments since inception of the lease. In addition to base rent, the Company pays a monthly allocation of the operating expenses and real estate taxes for the California and Maryland facilities.

(11) Retirement Plan

        In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. As of December 31, 2001, no such contributions have been made, however, subsequent to December 31, 2001, the Company formally adopted a limited matching contribution program. During 2001, 2000 and 1999 the Company recognized administrative expense of approximately $23,000, $30,000, and $30,000, respectively in connection with the plan.

(12) Stockholders' Equity

   Common Stock

        In July 1999, the Company’s Board of Directors approved the 1999 Employee Stock Purchase Plan. The Company adopted this plan, which allows eligible employees to purchase shares of the Company’s stock at 85% of market value as determined at the beginning and the end of the offering period. A total of 250,000 shares have been reserved for this plan. As of December 31, 2001, 23,750 shares had been issued under this plan.

        In December 2001, an additional 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,500,000. These shares were issued in the first quarter of 2002 and therefore were not included in the total shares outstanding as well as in the calculation of earnings (loss) per share for the year ended December 31, 2001.

   Options and Warrants

        The Company has a nonqualified stock option plan and an incentive stock option plan (1996 Employee Stock Option Plan) both of which are administered by a committee of the Board of Directors. In July 1999 the Company’s Board of Directors approved the designation of an additional 1,250,000 shares to become available for distribution under the 1996 Employee Stock Option Plan. The Board of Directors also approved the 1999 Non- Qualified Stock Option Plan, and designated 500,000 shares for distribution under this plan. The exercise price of an option generally equals the fair market value of the stock at grant date. Generally, options become exercisable at the rate of 25% at the end of each of the four years following the anniversary of the grant. Options expire ten years from the date of grant, or 30 days from the date the grantee’s affiliation with the Company terminates.

        At December 31, 2001, 1,770,163 shares were reserved for incentive stock options, of which 1,072,738 are available for future grants. At December 31, 2001, 744,162 shares were reserved under the nonqualified stock option plans of which 314,800 are available for future grants.

        In August 1999, the Company sold 500,000 warrants to purchase the Company’s stock to Paradigm Group, a private investment company. The private placement consisted of 400,000 common stock purchase warrants with a exercise price of $4.25 and 100,000 common stock purchase warrants with an exercise price of $5.25. Paradigm Group paid the Company $50,000 for the warrants. In addition, National Securities received 40,000 common stock purchase warrants with an exercise price of $4.25, 10,000 common stock purchase warrants with an exercise price of $5.25, and 25,000 common stock purchase warrants with an exercise price of $8.00, as transaction fee. In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company’s common stock. The holders of the warrants were required to pay the exercise price when the registration of the underlying shares became effective which was in December 2000. In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. The suit, filed in the Circuit Court of Cook County, Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. In December 2000, Paradigm Group, LLC withdrew this lawsuit. In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares. On June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30,2001, these shares were cancelled by the Company.

        In November 1999, the Company sold 29,153 equity units to MDBio, Inc., a Maryland not-for-profit corporation. Each equity unit consists of one share of common stock and one common stock purchase warrant with an exercise price of $10.00. MDBio paid the Company $175,000 for the equity units and has until September 2003 to exercise the warrants.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income and pro forma net loss per share is as follows:

        The average fair value of options granted during 2001, 2000 and 1999 is estimated as $1.75, $2.67, and $2.63, respectively.

        The Company has reserved shares of its authorized but unissued common stock for the following:

        The following table summarizes information concerning options outstanding and exercisable as of December 31, 2001:

   Preferred Stock

        In 1996, the Company authorized the issuance of 1,000,000 shares of preferred stock having a par value of $0.01. None of theses shares have been issued to date.

(13) Related Party Transaction

        As of December 31, 2001, the Company had entered into a one year loan of $525,000 to its Chief Executive Officer (“CEO”), renewable at the Company’s option, and collateralized by 90,000 of his shares of Boston Biomedica common stock. Interest on the loan was payable monthly at the annual rate of 7%. The loan is shown on the balance sheet as a decrease to stockholders equity. In January 2002, the loan was repaid in full. The loan was replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the CEO. The loans are personally guaranteed by the CEO. The Company’s pledge is secured by a junior interest in the collateral provided by the CEO to the financial institution. Such collateral includes all of his real property and common stock holdings in Boston Biomedica, Inc. The original loan and subsequent pledge of $1,000,000 were made to assist the CEO in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in Boston Biomedica, Inc. on the open market to satisfy his debts. The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of alternatives and concluded that the original loan to the CEO and the subsequent pledge were the best alternative and in the best interests of the Company’s stockholders because it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on the CEO that could otherwise divert his attention from the Company.

(14) Selected Quarterly Financial Data (Unaudited - Amounts in thousands, except for per share data)

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue	$ 4,982	$ 5,500	$ 5,409	$ 5,935
Gross profit	2,122	2,238	2,259	2,086
(Loss) income from continuing operations	(486)	38	(211)	(227)
Income from discontinued operations	3,964	-	-	370
Net income (loss)	$ 3,478	$ 38	$ (211)	$ 143
(Loss) income per share from continuing operations, basic & diluted	(0.08)	0.01	(0.03)	(0.04)
Income per share from discontinued operations, basic & diluted	0.64	-	-	0.06
Net income (loss) per share, basic & diluted	$ 0.56	$ 0.01	$ (0.03)	$ 0.02

2000	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue	$ 4,539	$ 5,535	$ 4,534	$ 4,862
Gross profit	1,631	2,160	1,537	1,291
Net loss from continuing operations before cumulative effect of change in accounting principle	(608)	(276)	(4,695)	(2,035)
Loss from continuing operations	(608)	(276)	(4,695)	(2,225)
Loss from discontinued operations	(63)	(16)	(71)	(47)
Net (loss)	$ (671)	$ (292)	$ (4,766)	$ (2,272)
(Loss) per share from continuing operations before cumulative effect of change in accounting principle, basic & diluted	$ -	$ -	$ -	$ (0.36)
(Loss) per share from continuing operations, basic & diluted	(0.12)	(0.05)	(0.84)	(0.39)
(Loss) per share from discontinued operations, basic & diluted	(0.01)	-	(0.01)	(0.01)
Net (loss) per share, basic & diluted	$ (0.13)	$ (0.05)	$ (0.85)	$ (0.40)

Report of Independent Accountants

To the Board of Directors and Stockholders of
Boston Biomedica, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) of this Form 10-K, present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2002

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

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by Item 11 is hereby incorporated by reference to the information in the registrant's definitive proxy statement under the heading "Executive Compensation", which is expected to be filed by the registrant within 120 days after the close of its fiscal year.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information called for by Item 13 is hereby incorporated by reference to the information in the registrant's definitive proxy statement under the heading "Certain Relationships and Related Transactions", which is expected to be filed by the registrant within 120 days after the close of its fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(a) 3. Exhibits:

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**
3.2	Amended and Restated Bylaws of the Company	A**
4.1	Specimen Certificate for Shares of the Company's Common Stock	A**
4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**
4.3	Form of warrants issued in connection with Paradigm Group	H**
4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**
4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**
4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**
4.7	Warrant issued to DP Securities, Inc.	K**
4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**
4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**
4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**
4.11	Warrant issued to Richard P. Kiphart	K**
4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**
4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
10.1	Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company	A**
10.2	Exclusive License Agreement, dated April 28, 1999, between the University of North Carolina at Chapel Hill and the Company	A**
10.3	Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company	A**
10.4	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**
10.4	1987 Non-Qualified Stock Option Plan*	A**
10.6	Employee Stock Option Plan*	A**
10.7	1999 Non-Qualified Stock Option Plan*	I**
10.8	1999 Employee Stock Purchase Plan*	I**
10.9	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**
10.11	Contract, dated March 1, 1997, between National Cancer Institute and the Company	D**
10.12	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**
10.13	Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific	F**
10.14	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**
10.15	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**
10.16	Line of Credit Agreement with BankBoston dated June 30, 1999	H**
10.17	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**
10.18	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**
10.19	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**
10.20	Sponsored Research Agreement with the University of North Carolina, Chapel Hill and the Company, dated, April 28, 1999 and the Company.	J**
10.21	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**
10.22	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**
10.23	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
10.24	Mortgage and Security Agreement dated March 31, 2000	L**
10.25	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**
10.26	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**
10.27	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	Filed herewith
10.28	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	Filed herewith
10.29	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	Filed herewith
10.30	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	Filed herewith
10.31	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	Filed herewith
21.1	Subsidiaries of the registrant	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants	Filed herewith

A	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) (the “Registration Statement”). The number set forth herein is the number of the Exhibit in said Registration Statement.
B	Incorporated by reference to Exhibit No. 10.17 of the Registration Statement.
C	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
D	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.
E	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.
F	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
G	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.
H	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.
I	Incorporated by reference to the registrant’s proxy statement, filed with the Securities and Exchange Commission on June 14, 1999.
J	Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.
K	Incorporated by reference to the registrant’s Report on Form 8-K filed September 8, 2000.
L	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.
M	Incorporated by reference to the registrant’s Report on Form 8-K filed March 8, 2001.
N	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) REPORTS ON FORM 8-K.

         The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

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

SCHEDULE II

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS