Form 10-Q
period 2002-06-30
BOSTON BIOMEDICA INC
filed 2002-08-13
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Secutities Exchange Act of 1934
For the quarterly period ended June 30, 2002, or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The number of shares outstanding of the Registrant’s common stock as of August 2, 2002, was 6,778,840.

Part I — FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Statements of Operations:
        Three and Six Months Ended June 30, 2002
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

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

June 30, 2002	December 31, 2001
ASSETS		
CURRENT ASSETS:		
Cash and cash equivalents, including restricted cash of $1,006,760 in 2002 (Note 6)	$ 2,131,703	$ 2,857,916
Accounts receivable, less allowances of $131,376 in 2002 and $125,617 in 2001	3,555,412	4,073,513
Inventories	7,131,397	6,763,144
Prepaid expenses and other current assets	66,513	176,275
Total current assets	12,885,025	13,870,848
Property and equipment, net	6,312,799	6,533,671
OTHER ASSETS:		
Intangible assets, net	826,214	854,864
Other long-term assets	146,874	154,871
Total other assets	973,088	1,009,735
TOTAL ASSETS	$ 20,170,912	$ 21,414,254
LIABILITIES AND STOCKHOLDERS' EQUITY		
CURRENT LIABILITIES:		
Accounts payable	$ 1,460,510	$ 1,666,771
Accrued employee compensation	870,800	907,426
Other accrued expenses	672,649	607,004
Current maturities of long term debt	73,145	82,053
Deferred revenue and other current liabilities	8,640	52,398
Liabilities from discontinued operations (Note 7)	445,201	1,148,222
Total current liabilities	3,530,945	4,463,874
LONG-TERM LIABILITIES:		
Mortgage, less current maturities	2,341,700	2,402,837
Other liabilities	624,883	568,906
Liabilities from discontinued operations (Note 7)	758,480	538,325
STOCKHOLDERS' EQUITY:		
Common stock, $.01 par value; authorized 20,000,000 shares in 2002 and 2001; issued and outstanding 6,778,840 in 2002 and 6,132,718 in 2001	67,788	61,327
Additional paid-in capital	21,791,951	20,170,492
Accumulated deficit	(8,944,835)	(7,764,075)
Prepaid Common Stock Subscription, net of issuance costs	-	1,497,568
Loan to officer/director (Note 6)	-	(525,000)
Total stockholders' equity	12,914,904	13,440,312
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 20,170,912	$ 21,414,254

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30, 2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net (loss) income	$ (1,180,759)	$ 3,515,891
Income from discontinued operations	-	3,964,498
Loss from continuing operations	(1,180,759)	(448,607)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:		
Depreciation and amortization	655,338	773,382
Stock based compensation	-	30,000
Reversal of non-cash interest expense on convertible debentures	-	(508,906)
Provision for doubtful accounts	-	81,000
Changes in operating assets and liabilities:		
Accounts receivable	518,101	631,372
Inventories	(368,253)	(413,696)
Prepaid expenses and other assets	104,887	70,204
Income taxes receivable	-	212,762
Other long-term assets	7,996	-
Accounts payable	(206,261)	(13,462)
Accrued employee compensation	(36,626)	(76,950)
Other accrued expenses	65,645	(461,485)
Deferred revenue	(37,494)	4,137
Other liabilities	22,914	(595)
Net cash used in operating activities	(454,512)	(120,844)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Payments for additions to property and equipment	(405,816)	(167,466)
Proceeds from sale of property and equipment	-	35,509
Net cash used in investing activities	(405,816)	(131,957)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Proceeds from issuance of common stock	135,227	164,984
Repayments on line of credit	-	(5,762,635)
Redemption of 3% Senior Subordinated Convertible Debentures	-	(1,663,352)
Repayments of long-term debt	(43,247)	(42,119)
Loan to Officer/Director	525,000	-
Pledge of restricted cash as security for loan from bank to officer/director	(1,006,760)	-
Net cash used in financing activities	(389,780)	(7,303,122)
DECREASE IN CASH AND CASH EQUIVALENTS:	(1,250,108)	(7,555,923)
Cash equivalents (used in) provided by discontinued operations	(482,866)	7,640,145
Cash and cash equivalents, beginning of year	2,857,916	1,782,100
Cash and cash equivalents and cash held in escrow, end of period excluding restricted cash of $1,006,760 at June 30, 2002	$ 1,124,942	$ 1,866,322
NON-CASH ACTIVITIES:		
Assets acquired under capital lease	$ -	$ 21,242
Conversion of 3% Senior Subordinated Convertible Debentures	$ -	$ 978,889
Issuance of 600,000 shares associated with prepaid stock subscription (Note 5)	$ 1,500,000	$ -

The accompanying notes are an integral part of the Consolidated Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 2001 for Boston Biomedica, Inc. and Subsidiaries (“the Company” or “Boston Biomedica”) and the Company’s Form 10-Q filing for the three months ended March 31, 2002.

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

(2) Recent Accounting Standards

         Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), became effective for the Company beginning January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. This test was performed in the second quarter and resulted in no goodwill impairment. In accordance with the adoption of this pronouncement, the Company ceased amortization of approximately $227,000 of goodwill (approximately $5,400 quarterly) attributable to its BBI Source Scientific, Inc. subsidiary. The Company’s remaining intangible assets as of January 1, 2002 relate to trademarks, license and patent costs, and accordingly, amortization of such costs over their remaining estimated useful lives is included in the accompanying financial statements for all periods presented.

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

         The Company had four operating segments as of June 30, 2002. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment is a research and development center providing support for the other BBI business units, as well as contract research, molecular and cell biology services, and repository services for the government and life sciences industry. The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment consists of research and development primarily in pressure cycling technology ("PCT"). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid extraction and pathogen inactivation. While the PCT segment’s research and development operation does not currently have any significant product or service revenue, the Company expects to commercialize certain PCT products later in 2002. Revenue to date in the PCT segment consists of both private and public (NIH) funding of segment research. Most of the expenditures incurred by this segment are for research and development expenses, general management expenses and patent costs. See Note 7 with respect to discontinued operations which are no longer classified as an operating segment of the Company.

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

                 Operating segment revenue was as follows:

                 Operating segment (loss) income was as follows:

                  Identifiable corporate and operating segment assets are all located in the United States as follows:

(5) Computation of Net Income (Loss) per Share

         Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities having a net effect of 336,682 and 250,354 common shares, for the three and six months ended June 30, 2002 and 1,121,695 and 1,033,755 common shares, for the three and six months ended June 30, 2001, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

         The earnings (loss) per share computation for the first six months of 2002 reflects the issuance of 600,000 additional shares of common stock in the first quarter of 2002 to a group of investors; these shares were subscribed to and paid for in December 2001. The income (loss) per share computation for the first half of 2001 reflects both the issuance of 801,325 additional shares of common stock in the first quarter of 2001, as certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock, and the issuance of 68,355 additional shares of common stock associated with the exercise of stock options, warrants and purchases made pursuant to the employee stock purchase plan. In addition, on June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retains the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of June 30, 2001 these shares were legally considered treasury stock however in the third quarter of 2001 the Company took the necessary measures to cancel these shares and restore these shares to authorized only status.

(6) Related Party Transaction

         As of December 31, 2001, the Company had entered into a one year loan of $525,000 to its Chief Executive Officer (“CEO”), renewable at the Company’s option, and collateralized by 90,000 of his shares of Boston Biomedica common stock. Interest on the loan was payable monthly at the annual rate of 7%. The loan is shown on the balance sheet as a decrease to stockholders equity as of December 31, 2001. In January 2002, the loan was repaid in full. The loan was replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the CEO. The loans are personally guaranteed by the CEO. The Company’s pledge is secured by a junior subordinated interest in the collateral provided by the CEO to the financial institution. Such collateral includes all of his real property and common stock holdings in Boston Biomedica, Inc. The original loan and subsequent pledge of $1,000,000 were made to assist the CEO in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in Boston Biomedica, Inc. on the open market to satisfy his debts. The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of alternatives and concluded that the original loan to the CEO and the subsequent pledge were the best alternative and in the best interests of the Company’s stockholders because it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on the CEO that could otherwise divert his attention from the Company. The Company’s pledge of the $1,000,000 deposit is reflected on the Company’s balance sheet as restricted cash.

(7) Disposition of Assets

         In February 2001, the Company exited the clinical laboratory testing services market and sold the business and certain assets of BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date, which the Company is attempting to sublease. The Company has written down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value. In accordance with a transition services agreement, the Company operated the clinical laboratory testing business on behalf of the buyer during the period February 20, 2001 through December 2001, although most operations ceased activity by the end of June 2001; substantially all costs associated with operating the business subsequent to the closing date were borne by the purchaser.

         The Company has recorded its estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business, totaling approximately $1,203,000 as of June 30, 2002. The major components of this accrual are estimated lease exit and facility related costs ($620,000) and certain health care claims and other regulatory audit adjustments ($418,000), with the remainder for other miscellaneous costs associated with exiting this business segment.

         The Company recorded a gain of $4,334,000 net of taxes of $969,000 in the fiscal year ended 2001, which may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility. The remaining closing costs include an estimate to dispose of any remaining assets and retire all existing liabilities including the facility lease. The Company will utilize certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the income tax effect of this gain. All financial data presented in the accompanying financial statements reflects discontinued operations of this segment of the business for all periods presented.

        In summary, revenues from discontinued operations, net of intercompany eliminations, were $973,000, in the period January 1, 2001 to February 20, 2001. Operating income (loss) from discontinued operations were $0 for the three and six months ended June 30, 2002 and $0 and ($136,000) for the three and six months ended June 30, 2001, respectively. Income (loss) from discontinued operations was $0 for the three and six months ended June 30, 2002 and $0 and $3,964,000 for the three and six months ended June 30, 2001 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Overview

         In February 2001, the Company exited the clinical laboratory testing services market and sold the business and certain assets of BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000. Additional information relative to this transaction is contained hereunder in the caption entitled “Discontinued Operations” included in Results of Operations for the six months ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue

        Total revenue from continuing operations increased 6.5%, or $356,000, to $5,856,000 in the second quarter of 2002 from $5,500,000 in the second quarter of 2001. The increase in revenue was the result of an increase in product revenue of 9.4%, or $308,000, to $3,588,000 in the second quarter of 2002 from $3,280,000 in the second quarter of 2001, coupled with a slight increase in service revenue of 2.2%, or $48,000, to $2,268,000 in the second quarter of 2002 from $2,220,000 in the second quarter of 2001.

           Product Revenue.   The increase of $308,000 in product revenue was due primarily to an increase of approximately $579,000 at the Diagnostic segment partially offset by a lower level of both instrument sales at the Laboratory Instrumentation segment (due to strong sales to existing customers in the second quarter of 2001) and product sales at the Biotech segment. The Diagnostic segment increase was attributed to strong custom OEM product revenue.

           Service Revenue.    The $48,000 increase in service revenue was primarily related to growth in the repository operations at the Biotech segment.

Gross Profit

         Overall gross profit increased 6.3%, or $140,000, to $2,378,000 in the second quarter of 2002 from $2,238,000 in the second quarter of 2001. Product gross profit increased 2.4%, or $42,000, to $1,804,000 in the second quarter of 2002 from $1,762,000 in the second quarter of 2001; product gross margin declined to 50.3% in the second quarter of 2002 from 53.7% in the second quarter of 2001. Services gross profit increased $97,000 or 20.3% to $574,000 in the second quarter of 2002 from $477,000 in the second quarter of 2001, while service gross margin increased to 25.3% in the second quarter of 2002 from 21.5% in the second quarter of 2001.

Product Gross Margin

        The decrease in product gross margin at the Diagnostics segment was primarily due to a greater proportion of second quarter 2002 revenue derived from lower margin OEM products. In addition, a slight decrease at the Laboratory Instrumentation segment product margin was associated with a lower level of instrument sales over a relatively fixed cost structure and increased costs associated with a facility lease renewal effective in 2002.

Service Gross Margin

        The service gross margin increase was due to increased service revenues associated with the PCT segment partially offset by a decline in service gross margin at the Biotech segment due to a lower level of billable hours associated with government reimbursable contract work and higher facility operating costs at the Biotech segment in the second quarter of 2002.

Research and Development

         Research and development expenditures increased 10.9%, or $62,000, to $631,000 in the second quarter of 2002 from $569,000 in the second quarter of 2001. The increased level of research and development expenditures in the second quarter of 2002 was associated with ongoing PCT related projects, expenditures on an AccuChart web based data management software program for quality control products customers, and diagnostic products projects at both the Diagnostics and Biotech segments.

Selling and Marketing

         Selling and marketing expenses increased by 18.0%, or $124,000, to $814,000 in the second quarter of 2002 from $690,000 in the second quarter of 2001. The Company continued to incur additional new marketing and promotion related costs in the second quarter of 2002 associated with its planned introduction of the PCT Barocycler™ into commercial service later in year 2002, coupled with the filling of a new marketing position at the Biotech segment in 2002.

General and Administrative

         General and administrative costs increased 32.4%, or $289,000, to $1,180,000 in the second quarter of 2002 from $891,000 in the second quarter of 2001, due primarily to higher than expected health care and facility costs incurred in the second quarter of 2002. In the second quarter of 2001, the Company also benefited by the reversal of an $80,000 legal expense accrual associated with the June 2001 legal settlement reached with Paradigm Group, LLC. In the second quarter of 2001, the Company increased its provision for doubtful accounts by $82,000 based on a significant deterioration in the financial condition of a customer in its Diagnostics segment.

Operating Income (Loss) from continuing operations

        Operating (loss) from continuing operations amounted to $(247,000) in the second quarter of 2002 compared to operating income of $89,000 in the second quarter of 2001. The Diagnostics segment’s operating income increased to $549,000 in the second quarter of 2002 from $465,000 in the second quarter of 2001, associated with a 22.4% increase in product revenue at the Diagnostics segment. The Biotech segment’s operating loss increased to $(243,000) in the second quarter of 2002 from $(39,000) in the second quarter of 2001, due to lower revenues coupled with increased facility related costs and sales and marketing costs. The operating loss of the PCT segment increased to $(447,000) in the second quarter of 2002 from $(303,000) in the same period of 2001 due to additional costs associated increased research and development and patent costs associated with the final phases of product development and advanced prototype manufacture.

Interest Expense

        Net interest expense was relatively unchanged in the second quarter of 2002 as compared to the second quarter of 2001. Both the second quarter of 2002 and 2001 included interest expense associated with the Company’s outstanding mortgage.

Income Taxes

        In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from continuing operations in the second quarter of 2002. The Company made estimated state tax payments of $5,900 in the second quarter of 2001.

(Loss) Income from Continuing Operations

         (Loss) from continuing operations amounted to $(294,000) for the quarter ended June 30, 2002 as compared to income of $38,000 for the quarter ended June 30, 2001, as a result of the items discussed above.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue

        Total revenue from continuing operations increased 3.1%, or $327,000, to $10,809,000 in the first six months of 2002 from $10,482,000 in the first six months of 2001. The increase in revenue was the result of an increase in product revenue of 1.9%, or $122,000, to $6,564,000 in the first six months of 2002 from $6,442,000 in the first six months of 2001, coupled with a 5.1% increase in service revenue or $205,000, to $4,245,000 in the first six months of 2002 from $4,040,000 in the first six months of 2001.

           Product Revenue.   The increase of $121,000 in product revenue was due primarily to an increase of approximately $498,000 at the Diagnostic segment, substantially offset by decreases of product sales at the Biotech segment and lower instrument sales at the Laboratory Instrumentation segment (the latter segment experienced strong sales to existing customers in the first half of 2001). The Diagnostics segment experienced higher levels of sales of its Basematrix, biologics and reagents products in the first six months of 2002 as compared to the same period last year.

           Service Revenue.    The $205,000 increase in service revenue was primarily related to growth in the repository operations at the Biotech segment and increased grant revenue at the Company’s PCT segment. This follows an increase in revenues at the Biotech segment in the first half of 2001 associated with revenues related to work initiated on a vaccine contract by a new collaborator.

Gross Profit

        Overall gross profit increased 0.7%, or $31,000, to $4,263,000 in the first six months of 2002 from $4,232,000 in the first six months of 2001. Product gross profit decreased 2.0%, or $67,000, to $3,273,000 in the first six months of 2002 from $3,340,000 in the first six months of 2001; product gross margin declined to 49.9% in the first six months of 2002 from 51.9% in the first six months 2001. Services gross profit increased to $990,000 in the first six months of 2002 from $892,000 in the first six months of 2001, while service gross margin increased to 23.3% in the first six months of 2002 from 22.1% in the first six months of 2001.

Product Gross Margin

        A decrease in product gross margin was associated with increased sales of higher margin catalog products in the first half of 2001 at the Diagnostics segment and higher raw material costs in the first half of 2002; a decrease in high margin product sales at the Biotech segment in the first half of 2002; and lower revenues over a relatively fixed cost structure (which includes increased costs associated with a facility lease renewal effective in 2002) at the Laboratory Instrumentation segment.

Service Gross Margin

        The service gross margin increase was due to increased service revenues associated with the PCT segment. This increase was partially offset by an unfavorable mix shift to lower margin government contracts combined with a lower level of billable hours associated with government reimbursable contract work and higher facility operating costs at the Biotech segment in the first half of 2002.

Research and Development

        Research and development expenditures increased 33.4%, or $348,000, to $1,389,000 in the first six months of 2002 from $1,041,000 in the first six months of 2001. The increased level of research and development expenditures in the first six months of 2002 was primarily associated with building several PCT Barocyclers™ for use at test sites.

Selling and Marketing

         Selling and marketing expenses increased by 20.1%, or $289,000, to $1,730,000 in the first six months of 2002 from $1,441,000 in the first six months of 2001. The Company incurred significant marketing and promotion related costs in the first six months of 2002 primarily associated with its introduction of the PCT Barocycler™ at the Pittsburgh Conference industry trade show and related ongoing marketing efforts, coupled with the filling of a new marketing position at the Biotech segment in 2002.

General and Administrative

         General and administrative costs increased 16.5%, or $316,000, to $2,226,000 in the first six months of 2002 from $1,910,000 in the first six months of 2001, due primarily to higher than expected health care and facility costs incurred in the first six months of 2002, whereas in the first six months of 2001, the Company benefited by the reversal of an $80,000 legal expense accrual associated with the June 2001 legal settlement reached with Paradigm Group, LLC. In the second quarter of 2001, the Company increased its provision for doubtful accounts by $82,000 based on a significant deterioration in the financial condition of a customer in its Diagnostics segment.

Operating Loss

        Operating loss from continuing operations amounted to $(1,083,000) in the first six months of 2002 compared to an operating loss of $(160,000) in the first six months of 2001. The Diagnostics segment’s operating income increased to $687,000 in the first six months of 2002 from $669,000 in the first six months 2001 due to an increase in product revenues partially offset by a lower product gross margin. The Biotech segment’s operating loss increased to $(376,000) in the first six months of 2002 from $(90,000) in the first six months of 2001, primarily due to both increased research and development costs and sales and marketing costs. The operating loss of the PCT segment increased to $(1,239,000) in the first six months of 2002 from $(582,000) in the first six months of 2001 due to increased research and development and patent costs associated with the final phases of product development and advanced prototype manufacture.

Interest Expense

        Net interest expense decreased to $98,000 in the first six months of 2002 from $273,000 in the first six months of 2001. The Company redeemed the remaining $2,040,000 (face value) of outstanding 3% Senior Subordinated Convertible Debentures (“Debentures”), which were originally issued in August 2000, plus accrued interest and a premium of $190,000 (which was charged to interest expense) in the first six months of 2001. Interest expense in the first six months of 2001 also included interest on the Company’s line of credit, which was terminated by the Company in February 2001. Both the first six months of 2002 and 2001 included interest expense associated with the Company’s outstanding mortgage.

Income Taxes

        In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from continuing operations in the first six months of 2002 and 2001, as these tax assets have been fully reserved for. The Company made estimated state tax payments of approximately $16,000 in the first six months of 2001.

Loss from Continuing Operations

         Loss from continuing operations amounted to $(1,181,000) for the six months ended June 30, 2002 as compared to $(449,000) for the six months ended June 30, 2001 as a result of the items discussed above.

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

        The Company has recorded its estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business, totaling approximately $1,203,000 as of June 30, 2002. The major components of this accrual are estimated lease exit and facility related costs ($620,000) and health care claims and other regulatory audit adjustments ($418,000), with the remainder for other miscellaneous costs associated with exiting this business segment.

        Revenues from discontinued operations, net of intercompany eliminations, were $973,000, in the period January 1, 2001 to February 20, 2001. Operating (losses) from discontinued operations was $0 for the three and six months ended June 30, 2002 and were $0 and $(136,000) for the three and six months ended June 30, 2001, respectively. The Company recorded a gain of $4,334,000, net of taxes of $969,000, in 2001. Income (loss) from discontinued operations was $0 for the three and six months ended June 30, 2002 and $0 and $3,964,000 for the three and six months ended June 30, 2002, respectively. The Company will utilize prior period net operating loss carryforwards, previously reserved for by the Company in year 2000, to partially offset the tax effect of this gain. Additionally, the Company took a tax benefit of $564,000 related to stock option exercises that was not previously recorded as the Company was in a loss position; this tax benefit was recorded as a credit to additional paid-in capital in the first quarter of 2001.

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

Net Income (Loss)

        The Company had a net (loss) of ($1,181,000) in the first six months of 2002 as compared to net income of $3,516,000 in the first six months of 2001. In the first six months of 2001, the Company recorded an after-tax gain of $3,964,000 associated with discontinued operations.

LIQUIDITY AND FINANCIAL CONDITION

        The Company's working capital position amounted to $9,376,000 (including restricted cash of $1,003,000) as of March 31, 2002 from $9,407,000 as of December 31, 2001.

        Net cash used in operations for the six months ended June 30, 2002 was $454,000 as compared to $121,000 during the same period last year. The operational use of cash during the first six months of 2002 was primarily the result of the year to date operating loss incurred in the first six months of 2002 and the buildup of raw materials inventory partially offset by favorable cash collections of receivables. In the first six months of 2001, increased collections on accounts receivable and the receipt of an income tax refund were more than offset by the operating loss incurred in the first six months of 2001, the reversal of non-cash interest expense and declines in both accounts payable and accrued expenses.

        Net cash used in investing activities for the six months ended June 30, 2002 was $405,000 compared to $132,000 during the same period last year. The increase of cash used for investing in the first six months of 2002 was due to the purchase of a DNA Sequencer at the Company’s Biotech subsidiary and the construction of several preproduction PCT Barocyclers™ as demonstration units.

        Cash used in financing activities for the six months ended June 30, 2002 was $390,000 compared to cash used of $7,303,000 during the same period last year. As discussed further below, the Company pledged $1,000,000 via a deposit in an interest bearing account at a financial institution in the first six months of 2002; this was partially offset by repayment to the Company of a loan by its Chief Executive Officer (“CEO”). In the first six months of 2001, the Company used proceeds from the sale of certain assets of BBICL to pay off in full the remaining $5,762,635 balance on its line of credit and all remaining outstanding 3% Senior Subordinated Convertible Debentures.

         As of December 31, 2001, the Company had entered into a one year loan of $525,000 to its CEO, renewable at the Company’s option, and collateralized by 90,000 of his shares of Boston Biomedica common stock. Interest on the loan was payable monthly at the annual rate of 7%. As of December 31, 2001, the loan is shown on the balance sheet as a decrease to stockholders equity. In January 2002, the loan was repaid in full. The loan was replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the CEO. The loans are personally guaranteed by the CEO. The Company’s pledge is secured by a junior subordinated interest in the collateral provided by the CEO to the financial institution. Such collateral includes all of his real property and common stock holdings in Boston Biomedica, Inc. The original loan and subsequent pledge of $1,000,000 were made to assist the CEO in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in Boston Biomedica, Inc. on the open market to satisfy his debts. The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of alternatives and concluded that the original loan to the CEO and the subsequent pledge were the best alternative and in the best interests of the Company’s stockholders because it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on the CEO that could otherwise divert his attention from the Company.

         As of June 30, 2002, the Company believes its cash and working capital resources, coupled with internally generated funds from operations, will be sufficient to fund operations and anticipated capital expenditures for the next year. It is anticipated that there may be additional working capital requirements in connection with PCT commercialization. If necessary, the Company will consider various sources of additional financing, including but not limited to, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company's stockholders. If adequate funds are not available, the Company may be required to reduce its fixed costs and delay, scale back, or eliminate certain of its activities, any of which could have an adverse long term effect on its business, financial condition or results of operations.

CONTRACTUAL OBLIGATIONS

        As of June 30, 2002, there have been no significant changes in the Company’s contractual obligations previously disclosed as of December 31, 2001.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements concerning the Company's financial performance and business operations. The Company wishes to caution readers of this Quarterly Report on Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

         Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: due to operational, scientific or technical difficulties in the implementation of its strategies and changes in customer demand, the Company’s sales to IVD test kit manufacturers and sales of ACCURUN and other quality control products may not continue to be as strong as in 2001; the Company may not be successful in developing Pressure Cycling Technology into commercially viable products and services, including those in the areas of sample preparation and inactivation, or such activities may take longer than currently expected; Pressure Cycling Technology may also not be adaptable to any other commercially viable applications; certain Pressure Cycling Technology applications may not fall within the claims of the Company's eight issued U.S. patents; individuals and groups utilizing Pressure Cycling Technology may not be required to license such technology from the Company; the Company’s inability to develop the end-user market for quality control products; the Company’s inability to grow the sales of Source Scientific, Inc. to the extent anticipated; the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH); the Company’s inability to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; the potential for significant reductions in purchases by any of the Company's major customers; and if expenses are higher than anticipated, or if revenues are lower than anticipated, the Company will require additional capital sooner than expected however, there can be no assurance that the Company will be able to obtain additional financing or capital, or that it will be successful in eliminating or scaling back certain of its activities. Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's most recent Registration Statements on Form S-3 (SEC File No.’s 333-94379 and 333-46426) and in its annual report on Form 10-K for the year ended December 31, 2001 and its quarterly report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 27, 2002 (the "Meeting"). A total of 5,874,646 shares, or 86.75%, of the Common Stock issued, outstanding and entitled to vote as of the record date, were represented in person or by proxy, at the meeting. At the meeting, one proposal was acted upon. The result of the proposal was as follows:

         1.      Richard T. Schumacher and Kevin W. Quinlan were reelected as Class III Directors of the Company, to serve as such until the 2005 Annual Meeting of Stockholders and until their successors have been duly elected and qualified, with 5,860,867 shares voting in favor, 13,779 votes withheld.

         The terms of office of Directors William A. Wilson, Francis E. Capitanio and Calvin A. Saravis, continued after the Meeting.

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

(b) Reports on Form 8-K.

         There were no reports filed by the Company on Form 8-K in the second quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                    BOSTON BIOMEDICA, INC.
                                                                                                                                  (Registrant)

        Date:   August 13, 2002                                                                         By:  /s/ Kevin W. Quinlan

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