Form 10-K
period 2002-12-31
BOSTON BIOMEDICA INC
filed 2003-03-31
CIK 830656

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002,
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-21615

BOSTON BIOMEDICA, INC.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2652826 (I.R.S. Employer Identification No.)
375 West Street, West Bridgewater, Massachusetts (Address of Principal Executive Offices)	02379-1040 (zip code)
Registrant's telephone number, including area code (508) 580-1900

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant at February 26, 2003 was $9,242,956, based on the closing price of the common stock as quoted on the Nasdaq National Market on that date. The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 28, 2002 was $19,458,478 based on the closing price of the common stock as quoted on the Nasdaq National Market on that date.

        As of February 25, 2003 there were 6,793,382 shares of the registrant's common stock outstanding.

PART I

ITEM 1. BUSINESS

General

        Boston Biomedica, Inc. ("BBI") and its wholly-owned subsidiaries (together, "the Company"), provide products and services for the detection and treatment of infectious diseases such as AIDS and Viral Hepatitis. The Company was organized as a "C" corporation in Massachusetts on August 15, 1978. and commenced significant operations in 1986. The Company has the following four business units, which are comparable to operating segments (the terms "business units" and "operating segments" are used herein interchangeably):

  (1)
  BBI Diagnostics, an ISO 13485 (as of December 12, 2002) certified manufacturer of quality control and other diagnostic products used to ensure the accuracy of in vitro diagnostic tests;

  (2)
  BBI Biotech Research Laboratories ("BBI Biotech"), the research and development arm of the Company which supplements its support for the other BBI business units with research contracts and repository services primarily for agencies of the United States government;

  (3)
  BBI Source Scientific ("BBI Source"), an ISO 9001 and EN 46001 certified developer and manufacturer of laboratory and medical instruments; and

  (4)
  Pressure Cycling Technology ("PCT"), the research, development and commercialization of products utilizing the Company's patented pressure cycling technology, to provide new solutions for a number of healthcare issues, including extraction of nucleic acids, inactivation of pathogens in human plasma, food safety, and genomics.

Recent Business Developments

        In 2002, the Company continued to pursue its strategy to leverage its scientific capabilities in microbiology, immunology, virology, and molecular biology to (1) capitalize on the end-user market for quality control products especially the molecular testing market, (2) develop new products and services, (3) enhance technical leadership, and (4) capitalize on complementary business operations. In October 2002, the Company engaged William Blair & Company, L.L.C., an investment banking firm, to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and increasing the capital needed for growth.

        The Company continued to expend significant resources on the research and development of its PCT products. As a result of these efforts, in September 2002, the Company released for sale the Barocycler™ instrument and disposable PULSE™ tubes, the Company's first products manufactured by the Company which utilize the Company's patented PCT. The Company's pressure cycling technology uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules. The PCT utilized in the Barocycler™ and PULSE™ tubes releases biologically active nucleic acids and proteins from plant and animal tissues, as well as other organisms, which are not easily disrupted by standard chemical methods.

        In 2002, the Company also substantially completed its exit from the clinical laboratory segment of its business. The Company decided to exit from this business segment in late 2000. To that end, in February 2001, the Company completed the sale of the business and certain assets and liabilities of BBI Clinical Laboratories, Inc. ("BBICL"), a wholly-owned subsidiary, to a third party.

        The Company's non-voting ownership interest in its former wholly-owned subsidiary, Panacos Pharmaceuticals, Inc. ("Panacos"), the entity in which the Company transferred in January 2000 all of its technology related to its drug discovery and vaccine programs, consisting primarily of patents and related sponsored research agreements, was reduced to 16% of the outstanding equity of Panacos. In accordance with its strategic plans, Panacos obtained additional equity financing from third party investors in November 2000 and in February 2002, in order to obtain the substantial amount of capital required to progress to more advanced stages of drug development including human clinical trials.

        In 2001, the Company's Board of Directors authorized loans from the Company to Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer and a current Director of the Company, totaling $450,000. Mr. Schumacher borrowed an additional $75,000 from the Company late in 2001.    In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company's loans were replaced by the Company's pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. In January 2003, the $1,000,000 was used to satisfy the Company's limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution. The Company maintains a junior security interest in the collateral pledged by Mr. Schumacher to the financial institution. This collateral includes certain of Mr. Schumacher's real property and all of his common stockholdings in the Company. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company's limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet.

        On February 14, 2003, the Company announced that the Company's Board of Directors had terminated Richard T. Schumacher as Chairman and Chief Executive Officer, effective immediately. Mr. Schumacher remains a Director of the Company. William A. Wilson, a Director, was named Chairman of the Board. Kevin W. Quinlan, President and Chief Operating Officer, continues to lead day-to-day operations. A special committee of the Board of Directors has been appointed to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

Industry Overview

        Infectious Disease Test Kits and Testing Methods.    Test kits contain in one compact package all of the materials necessary to run a test for an infectious disease. These materials include disposable diagnostic components, instructions, and reaction mixing vessels (generally 96-well plates or test tubes) that are coated with the relevant infectious disease antigens, antibodies or other materials. To perform the test, typically either a technician or a specially designed instrument mixes the solutions from the test kit with human blood specimens in a specific sequence according to the test kit instructions. The mixture must then "incubate" for up to 18 hours, during which time a series of biochemical reactions trigger signals (including color, light or radioactive count), that indicate the presence or absence and amount of specific indicators (or markers) of the particular disease in the specimen.

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

        Quality Control for In Vitro Diagnostic Test Kits.    Customers use quality control products in order to develop and evaluate test kits (both infectious and non-infectious). Quality control products help ensure that test kits detect the correct analyte ("specificity"), detect it the same way every time ("reproducibility" or "precision"), and detect it at the appropriate levels ("sensitivity"). The major element of this quality control process is the continuous evaluation of test kits by the testing of carefully characterized samples that resemble the donor or patient samples routinely used with the test. Quality control is used in both the infectious and non-infectious disease markets, although currently it is not as prevalent among end-users of infectious disease test kits.

        The market for quality control products consists of three main customer groups: (i) manufacturers of test kits, (ii) regulatory agencies that oversee the manufacture and use of test kits, and (iii) end-users of test kits, such as hospitals, clinical reference laboratories, plasma centers, and blood banks.

Company Products and Services

Overview

        Through its business unit BBI Diagnostics, the Company offers a broad array of "Diagnostic Products," for in vitro diagnostic use, consisting of Quality Control Panels, Accurun® External Run Controls and ACCUCHART™ quality control software, and Diagnostic Components, all used in connection with infectious disease testing. Diagnostic Products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company's Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits are as specific, reproducible, and sensitive as possible. The Company's Accurun® External Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. The Company's ACCUCHART quality control software is a web based software data management program for quality control products customers. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers.

        Through its wholly-owned subsidiary, BBI Source Scientific, Inc. ("BBI Source"), the Company designs, develops, manufactures and markets "Laboratory Instruments", primarily consisting of readers and washers and other small medical devices. These instruments are used in hospitals and clinics, and in research, environmental and food testing laboratories. Utilizing a common hardware technology platform, these instruments are used in connection with the performance of an in-vitro diagnostics test, including reading the test result. The Company's PCT products are produced at the BBI Source production facility. BBI Source also serves as a contract manufacturer of analytical instruments and biomedical devices.

        BBI Biotech Research Laboratories, Inc., another wholly-owned subsidiary, is the research and development "arm" of the Company, assisting in the development of new products and services for the other business units, such as the development of the PCT Barocycler™ and PULSE™tubes and related protocols used to prepare specimens. BBI Biotech seeks to obtain government grants and other research support wherever possible to help fund the cost of this research and development. In addition, BBI Biotech provides repository services for the United States government, and specialty reagents and molecular and cellular biology services for laboratories and test kit manufacturers.

        The PCT segment involves research, development and commercialization of products utilizing the Company's patented PCT. In September 2002, the Company released for sale the Barocycler™ instrument and disposable PULSE™ tubes, the Company's first products manufactured by the Company which utilize the Company's patented PCT. PCT uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules. PCT utilized in the Barocycler™ and PULSE™ tubes releases biologically active nucleic acids and proteins from plant and animal tissues, as well as other organisms, which are not easily disrupted by standard chemical methods.

        During each of the last three years, BBI Diagnostics and BBI Biotech contributed at least 15% of the Company's consolidated revenues. The National Institutes of Health, a United States Government agency and the largest customer of BBI Biotech, accounted for approximately 31%, 31% and 30%, respectively, of total consolidated revenues from continuing operations of the Company for the years ended December 31, 2002, 2001, and 2000, respectively. The Company's consolidated financial statements set forth in Item 8 of this report provide financial information relating to each of the Company's operating segments.

Diagnostic Products

        The Company manufactures its Diagnostic Products from human plasma and serum that are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 20,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) which provides most of the raw material for its products. Within the Diagnostic Products class are two groups: Quality Control Products, consisting of Quality Control Panels, Accurun® External Run Controls and ACCUCHART™ quality control software, and Diagnostic Components.

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

        The following table describes the types, usage and customers of Quality Control Panel products currently offered by the Company:

QUALITY CONTROL PANELS

Product Line	Description	Use	Customers
Seroconversion Panels	Rare plasma samples collected from a single individual over a specific time period showing conversion from negative to positive for markers of an infectious disease.	Compare the clinical sensitivity of competing manufacturers' test kits, enabling the user to assess the specificity and sensitivity of a test in detecting a developing antigen/antibody, or presence of pathogen nucleic acid.	Test kit manufacturers and regulators.
Performance Panels	A set of 10 to 50 serum and plasma samples collected from many different individuals and characterized for the presence or absence of a particular disease marker.	Determine test kit performance against all expected levels of reactivities in the evaluation of new, modified and improved test methods.	Test kit manufacturers and regulators.
Sensitivity Panels	Precise dilutions of human plasma or serum containing a known amount of an infectious disease marker as calibrated against international standards.	Evaluate the linearity and low-end analytical sensitivity of a test kit.	Test kit manufacturers, regulators and researchers.
Qualification Panels	Dilutions of human plasma or serum manifesting a full range of reactivities in test kits for a specific marker.	Demonstrate the consistent lot-to-lot performance of test kits, troubleshoot problems, evaluate proficiency, and train laboratory technicians.	Clinical reference laboratories, blood banks, and hospital laboratories.
OEM Panels	Custom-designed Qualification Panels for regulators and test kit manufacturers for distribution to customers or for internal use.	Train laboratory personnel on new test kits or equipment.	Custom designed with test kit manufacturers and regulators as an end-user product or for internal use.
Verification Panels	Verification Panels contain naturally occurring undiluted samples at varying titers.	Verify accuracy and ensure that reagents perform to expectations: also used to troubleshoot system problems and to document problem resolution.	Clinical reference laboratories, blood banks, hospital laboratories.

        As mentioned above, the Company's seroconversion and performance panels are comprised of rare plasma specimens which are obtained from individuals during the short period of time when the markers for a particular disease are converting from negative to positive. As a result, the quantity of any such panel is limited, so that the Company must replace these panels as inventory is sold with another panel comprised of different specimens from a different individual, equally rare. The Company believes that its inventory and relationships with blood centers affords it a competitive advantage in acquiring such plasma for replacement panels and developing new products to meet market demand. However, the Company cannot be certain these relationships will continue or that it will be able to continue to obtain such specimens.

  Accurun® External Run Controls

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

        The Company's AccuChart™ web based data management tracking and charting software, used as part of a laboratory's quality assurance program, runs on a personal computer and is designed to provide the data tracking capability needed to document laboratory performance.

        The Company's Accurun® family of products is targeted at the end-users of infectious disease test kits. The Company believes that it offers the most comprehensive line of serological and nucleic acid based run controls in the industry, and that its Accurun® products, in combination with its Quality Control Panel and Accuchart products, provide an extensive line of products for quality assurance in infectious disease testing. The Company intends to continue to expand its line of Accurun® products, thereby providing its customers with the convenience and cost effectiveness of a single supplier for independent run controls.

        The Company introduced its first four Accurun® Run Control products in 1993 and has since developed and released for sale an additional 63 Accurun® products. Eight products have been discontinued, for a total of 59 run controls available as of December 31, 2002. Forty-four of these products are available for clinical diagnostic purposes; the others currently are limited to research use. Current Accurun® External Run Control products generally range in price from $5 to $60 per milliliter.

  Diagnostic Components

        Diagnostic Components are custom processed human plasma and serum materials supplied to infectious disease test kit manufacturers and combined (often after further processing by the manufacturer) with other materials to become various reagents (fluid components) of manufacturer's test kits. The Company supplies Diagnostic Components in three product lines: Normal Human Plasma and Serum, Basematrix, and Characterized Disease State Serum and Plasma. Normal Human Plasma is the clear liquid portion of blood which contains proteins, antibodies, hormones and other substances, with the Normal Human Serum product also having the clotting factors removed. Basematrix, the

Company's proprietary processed serum product that has been chemically converted from plasma, is designed to be a highly-stable, lower cost substitute for most normal human serum and plasma applications. Characterized Disease State Serum and Plasma are collected from specific blood donors pre-selected because of the presence or absence of a particular disease marker. The Company often customizes its Diagnostic Components by further processing the raw material to meet the specifications of the test kit manufacturer. The Company's Diagnostic Components range in price from $0.25 to $60 per milliliter. The Company has also registered a trademark for its product, AccuChart Plus®, a quality control data management software program for analyzing, tracking and archiving daily run control data for monitoring test kit performance.

Laboratory Instruments

        BBI Source, the Laboratory and Diagnostics Instrumentation operating segment, designs, develops, manufactures and markets laboratory instruments and other small medical devices used in hospitals and clinics and in research, environmental and food testing laboratories. These instruments are generally sold on a private-label or OEM basis for other companies utilizing a common hardware technology platform. The instruments manufactured by the Company use advanced optical detection methods (luminescence, fluorescence, reflectance, photometry), robotics, fluidics, and unique software, all of which are desired by customers reselling or supplying state-of-the-art instrumentation systems to laboratories worldwide in various applications. This segment also manufactures the PCT Barocycler™ and PULSE™ tubes.

        Most of the Laboratory Instrumentation products currently being offered have been commercialized for a number of years and were primarily developed in conjunction with in vitro diagnostics test kit manufacturers prior to the acquisition of this segment in 1997. The Barocycler™ represents the Company's first major instrument-based product launch for the PCT segment. BBI Source also seeks to attract development partners for new prototype products. Management believes that these products address important market segments in biomedical and clinical diagnostic testing and in environmental monitoring and food testing research. The BBI Source product line currently includes the following:

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

        EXECWASH® Washing System.    An automated immunoassay washing system that can be quickly configured by the user to wash different solid-phase assay formats by proprietary manifold designs. The EXEC-WASH washing system is fully compatible with a variety of other Company products, such as the ChemStat Automated Photometer and the E/LUMINA II Luminescence Analyzer.

        Protocol Design Software System.    A development tool for researchers and assay manufacturers, the program operates under Microsoft® Windows and serves as the master programming center for EXECWASH Washing systems to create fluid handling protocols.

        Verif-EYE®.    A reflectance reader for fast, reliable results for use in research and development or process inspection and verification by rapid test kit manufacturers.

PCT Products

        The BBI Source facility manufactures the Company's products for the PCT segment. In September 2002, the Company released for sale the Barocycler™ instrument and disposable PULSE™ tubes, the Company's first products manufactured by the Company which utilize the Company's patented PCT. The Company's pressure cycling technology uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules. The PCT utilized in the Barocycler™ and PULSE™ tubes releases biologically active nucleic acids and proteins from plant and animal tissues, as well as other organisms, which are not easily disrupted by standard chemical methods.

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

        The Company currently provides contract research services under several contracts and grants. These services are primarily related to infectious disease diagnostics, in support of the products and services that the Company wishes to develop. Current contracts include the following: clinical trials support for candidate HIV vaccines and HBV therapies and a grant with NIH to develop an amplification-boosted analytical method, immuno-polymerase chain reaction (I-PCR) for the detection of prion proteins in the blood of humans and animals. Additional assays developed over the years include PCR based assays for HIV, Parvovirus B19, Hepatitis B virus, West Nile Virus, Lyme Disease, Babesiosis, Erhlichia, and HSV.

  Blood Processing and Repository Services

        Since 1983, BBI Biotech has provided blood processing and repository services for the National Cancer Institute ("NCI"), also a part of the National Institutes of Health ("NIH"). The repository stores over 10,500,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs. In 1998, BBI Biotech received a six-year $4.7 million repository contract (including five one-year extension options) with the National Heart, Lung and Blood Institute of the NIH. In 1999, it received a seven-year, $9.6 million repository contract with the National Institute of Allergy and Infectious Disease. In 2000, BBI Biotech was awarded a one-year $854,000 subcontract by New England Research Institutes, Inc. to provide repository and related specimen processing and testing services for the Hepatitis C Antiviral Long-term Treatment against Cirrhosis (HALT-C) Trial, a clinical trial funded by the National Institutes of Diabetes and Digestive and Kidney Diseases (NIDDK), an institute of the NIH. Subsequent funding has continued. In 2001, BBI Biotech was awarded a $10.3 million NCI five year repository contract. In 2002 BBI Biotech was awarded a one year $1,109,357 subcontract by the University of Pittsburgh to provide repository, specimen processing and testing services on a NIDDK funded grant to study the viral resistance to antiviral therapy of chronic Hepatitis-C. BBI Biotech is currently focusing on developing a research and development program to extend the life and maintain the quality of specimens that are stored at ultra-low temperatures as well as expanding the Company's repository customer base to include more industry clients. In 2002 BBI Biotech also signed a contract with the American Red Cross to provide repository services for their National Testing Laboratory. To date all renewal options under these contracts have been approved, although the Company cannot be certain that any subsequent options will be exercised.

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

        After-sales Service.    BBI Source also provides after-sales service, including third party maintenance. Management believes that after-sales service provides a marketing advantage in many of the Company's markets, since many of the Company's customers do not maintain their own full service departments. The Company's service department is located at BBI Source's facility in Garden Grove, California. The Company utilizes an independent third party contractor located in Giessen, Germany, to provide a fully functional European service and support center.

Research and Development

        The Company's research and development efforts are focused on (i) the ongoing development of pressure cycling technology ("PCT") for nucleic acid extraction and pathogen inactivation, which the Company made available for sale in 2002; (ii) the development of new and improved Quality Control Products (Panels and Accurun®) for the end-user market and the in vitro diagnostics market, (iii) the development of purified reagents and proteins and nucleic acid based assays; and (iv) the design and development of new laboratory instruments and mechanical and optical detection techniques, emphasizing its Verif-EYE® reflectance reader.

        The Company has approximately 22 full or part-time employees involved in its research and development effort associated with continuing operations as of December 31, 2002. Since the Company's acquisition of BioSeq Inc. in 1998, the Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future, as it seeks to develop new applications for PCT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." The Company's research scientists work closely with sales, marketing, manufacturing, regulatory and finance personnel to identify and prioritize the development of new products and services. Whenever it can, the Company seeks to supplement its research and development funding from grants provided by various agencies and departments of the United States government. See also "Contract Research and

Services." The Company's research and development expenses were approximately $2.6M, $2.3M, and $2.4M in each of the three years ended December 31, 2002, 2001 and 2000, respectively.

        Quality Control Products.    In the area of Quality Control Products, the Company's product development activities center on the identification and characterization of materials for the manufacture of new products and the replacement of sold-out products. During 2002, the Company introduced 21 new Seroconversion, Performance, and Sensitivity Panel products, and 11 new Accurun® External Run Controls. The Company is developing new Quality Control Products for use with both immunological and molecular diagnostic tests for subtypes and variants of HIV, HCV and HBV,controls for HIV drug resistance assays, and a variety of controls targeted for leading instrument platforms. The Company has increased the number of Quality Control Products it offers from approximately 20 products in 1990 to more than 200 in 2002.

        Laboratory Instruments.    The Company's product development activities in year 2002 related to laboratory instruments were centered on development of prototype, demonstration and preproduction Barocycler™ and PULSE™ tubes, additional configurations of a "reflectance" reader to produce objective results from rapid in vitro diagnostic tests, as well as an updated version of the MicroChem® (the MicroChem® II). In addition, the Company continues to work on applications for existing products to broaden their utilization.

        Pressure Cycling Technology ("PCT").    The Company owns patented technology based on PCT. PCT research was primarily focused in two areas: (1) nucleic acid extraction and purification from target pathogens in connection with sample preparation for PCR or other molecular testing; and (2) pathogen inactivation of blood plasma intended for transfusion or for further fractionation into transfusion products. Both of these areas of research were previously funded by Phase II Small Business Innovative Research Grants, which provide $750,000 each, over a two year period ending February 2004. The Company has developed a pressure cycling system utilizing a computer controlled instrument, the Barocycler™ NEP2017, and specialized PULSE™ tubes which are capable of releasing biologically active nucleic acids and proteins from plant and animal tissues, as well as other organisms, such as mycobacteria, which are not easily disrupted by standard chemical methods. This pressure cycling system was made available for sale in 2002.

Sales and Marketing

        The Company's sales and marketing efforts are organized by business unit consistent with the unit's business objectives, and coordinated via frequent planning with senior management. Overall, the Company employs approximately 26 people in sales, marketing, and customer service functions associated with continuing operations as of December 31, 2002. The Company's overall marketing strategy is to focus on the needs of its customers in three broad areas: (i) quality control products to improve the quality and accuracy of test results and kit components for the in vitro diagnostic industry, (ii) life science products and services in support of infectious disease manufacturers, researchers, and (iii) a sample preparation system introduced in 2002 based on PCT.

        The strategy for Diagnostic Products is to focus on customer needs in the infectious disease testing market throughout the entire test kit life-cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users such as clinical laboratories, hospitals and blood banks. The end-user portion of this market is promoted under the marketing platform, known as "Total Quality System" ("TQS"). TQS is a package of Quality Control Products, including the Company's Accurun® External Run Controls and AccuChart Quality Control Software, that is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory equipment, and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun® line of run control products. In addition, the Company continues to expand the Accurun® product line to support the high growth nucleic acid testing market, and to capitalize on the worldwide implementation of new technology to improve the safety of blood products.

        The Company's Diagnostic Products are led by a Director of Sales and Marketing and currently sold through a combination of telephone, mail, third party distributors and direct sales efforts. Domestically, Diagnostic Products are sold through a direct sales force led by a Group Sales Manager. The domestic sales force consists of a Field Sales Manager and 12 direct sales representatives. Internationally, the Company distributes its Diagnostic Products both directly and through independent distributors located in Japan, Australia, North and South America, Southeast Asia, Israel and Europe. The Company's international sales manager oversees the Company's foreign distributors.

        The Company's Laboratory Instruments marketing strategy is to focus on new contract manufacturing, increase share of business of current contracted customers, increase sales of Source brand instruments and service through a direct domestic and international sales force consisting of one director and one sales manager.

        The Company incurred significant marketing and promotion related costs in 2002 primarily associated with its introduction of the PCT Barocycler™ at the Pittsburgh Conference industry trade show and related ongoing sales, marketing and promotion efforts associated with the September 2002 commercial launch of the PCT Barocycler™. As of March 2003, the Company has two sales associates dedicated to the PCT segment of the business.

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

Seasonality

        Historically, the Company's results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns (sometimes driven by end-of-year expenditures), and seasonal demand. In particular, the Company's sales of its off-the-shelf Diagnostic Products typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas OEM product sales may peak in any quarter of the year, depending on the customer's underlying production cycle for their own product. Research contracts are generally for large dollar amounts spread over one to five-year periods, and upon completion, frequently do not have renewal phases. As a result, these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company's technical staff work on both Contract Research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed.

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

        The Company's customers for Laboratory Instruments consist of international diagnostic and pharmaceutical manufacturing companies and are generally sold on an OEM basis, for use by hospitals, and clinical and research laboratories. In addition, Laboratory Instruments are sold directly to environmental and food testing laboratories, and wineries. Customers include Hitachi Chemical Diagnostics, Beckman Coulter Inc., Vicam, Edwards Life Science, Nihon Kohden and Vysis (Abbott).

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

        During the fiscal years 2002, 2001 and 2000, the Company's international sales were $3,305,000, $3,437,000 and $4,175,000, respectively. During those years, most of the Company's international sales were made in European countries. The Company's Consolidated Financial Statements, including the Notes thereto, set forth in Item 8 of this report provide additional information relating to the Company's foreign and domestic sales. The Company expects foreign sales to represent a significant portion of revenue in the foreseeable future. The Company cannot guarantee that revenues by geographic region in the foreseeable future will be comparable to those achieved in recent years. The Company's international operations expose it to a number of difficulties in coordinating its activities abroad and in dealing with multiple regulatory environments.

        During the fiscal years 2002, 2001, and 2000, sales (from continuing operations) to the Company's three largest customers accounted for an aggregate of approximately 28%, 30% and 20%, respectively, of the Company's net sales, although the customers were not identical in each period. The government contract revenues are from United States government agencies, primarily various branches of the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue in each of the years ended December 31, 2002, 2001 and 2000. During the fiscal years 2002, 2001, and 2000, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 31%, 31% and 30%, respectively, of total consolidated revenues from continuing operations of the Company. While these contracts contain standard terms and conditions relative to audits, and/or termination, in whole or in part, without prior notice at the Government's convenience, the Company has never had any contracts terminated and has no knowledge of any actions pending. While the Company believes that the loss of any one of these customers would have an adverse effect on the Company's results, this risk is partially mitigated by the diversity of its customer base within the in vitro diagnostics industry and the different diseases and instrument platforms on which they focus.

Manufacturing and Operations

        The Company manufactures and assembles Diagnostic Products at its facility in West Bridgewater, Massachusetts. Raw materials (primarily plasma and serum) are acquired from a variety of vendors and through a program of donor recruitment, screening, management, and plasma/serum collection and characterization. Laboratory instruments and PCT products are manufactured and assembled at the Company's facility in Garden Grove, California. All important raw materials and components acquired come from a variety of local and/or national suppliers and distributors who have multiple sources of supply. Both of these facilities are ISO 9001 certified and BBI Diagnostics is also an ISO 13485 (as of December 12, 2002) certified manufacturer of quality control and other diagnostic products.

        The Company operates its research and development laboratory (including PCT) in Gaithersburg, Maryland and a repository facility in Frederick, Maryland. See "Item 2—PROPERTIES."

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

        In the area of Quality Control Products, the Company competes in the United States with NABI (formerly North American Biologicals, Inc.) in run controls and quality control panel products, with Acrometrix, Ambion, Bio-Rad Laboratories, Inc., Blackhawk Biosystems Inc. and MAS. in run controls, and with a number of smaller, privately-held companies in quality control panels. In Europe, in addition to the above, the Dutch Red Cross offers several run control and panel products. The Company believes that all of these competitors currently offer a less diverse line of panel and run control products than the Company, although the Company cannot be certain that these companies will not expand their product lines.

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

        The Company believes that there are substantial benefits of its PCT system over current methods of sample preparation of "hard to lyse" cells. The Company believes the PCT system offers faster, safer and more reproducible results. The current products incorporating PCT for sample preparation are substantially more expensive than competing offerings from Coors, Qiagen, Fisher, Scientific Industries, Misonix, Biospec, Andwin, Glenn Mills, Branson, Ultrasonic Power Corp., Microfluidizer, American Instrument, French Press, IKA Sonicators, and ISC Inc.

        BBI Biotech competes primarily on the basis of price with BioReliance Corporation and several universities for research and development contracts and with ATTC, Cyronix, Corielle and McKesson Bioservices, Inc., for repository services.

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

        The Company has nine patents issued and several pending patent applications for its Pressure Cycling Technology. Several of these have been followed up with foreign applications, for which two patents were issued in Europe in 2002. The Company expects to file additional foreign applications in the future relating to PCT. The patents which have been issued expire between 2015 and 2021.

        The Company has no reason to believe that its products and proprietary methods infringe the proprietary rights of any other party. However, the Company cannot be certain that other parties will not assert infringement claims in the future.

        BBI®, Accurun®, and Verif-EYE® are registered trademarks of the Company.

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

        The Company's Accurun® External Run Controls, when marketed for blood donor screening or diagnostic use, have been classified by the FDA as medical devices that until 1998 required clearance under the 510(k) process. In 1998, new rules took effect that exempted unassayed controls intended for use in diagnostic testing from the requirement for a 510(k) submission. BBI may now label these products "For In Vitro Diagnostic Use" if they are validated according to the Company's protocols and manufactured according to cGMP (current Good Manufacturing Practices, which is FDA guidance for manufacturing processes for medical devices). The FDA still requires 510(k) clearance for assayed controls, and controls intended for use in blood screening. The FDA could, in addition, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to the FDA. The Company cannot be certain that it will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.

        As of February 1, 2003, a total of 16 products in the Accurun 1® line and 31 single analyte Accurun® External Run controls have either received 510(k) clearance or have been validated according to the Company's protocols and are manufactured according to cGMP. Certain of the Company's Accurun® External Run Controls are currently marketed "for research use only." The labeling of these products limits their use to research. It is possible, however, that some purchasers of these products may use them for diagnostic purposes despite the Company's intended use. In these circumstances, the FDA could allege that these products should have been cleared or approved by the FDA, or validated prior to marketing, and initiate enforcement action against the Company, which could have a material adverse effect on the Company. The FDA has issued a Draft Policy Compliance Guideline, which, if it takes effect as currently issued, will strictly limit the sale of products labeled "for research use only." The Company is monitoring this situation, and will adapt its policies as required.

        In February 2003, seven of the Company's Accurun 1® Positive Control products designed for the European market have been "approved to CE Mark" by G-Med, a designated Notified Body under the European Union's In Vitro Diagnostics (IVD) Directive. The IVD Directive describes criteria that must be met and steps that must be taken for IVD products to be qualified for sale in European Union countries beginning at the end of 2003. In the IVD Directive, the European Union classifies products according to the risks associated with their failure or misuse, and establishes a process leading to a CE Mark (approval to sell a product in EU countries) for each category. The Company's Accurun 1® product line is in the highest risk category because these products are intended for use with tests for HIV, Hepatitis B and Hepatitis C; thus the criteria for approval to CE Mark are the most stringent, and require Notified Body review.

        BBI Source generally obtains 510(k) and European CE approval for all laboratory instrumentation designed and manufactured in its Garden Grove, CA facility.

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

        The Company believes that its Quality Control Panels are not regulated by the FDA because they are not intended for diagnostic purposes. The Company believes that its Diagnostic Components, which are components of in vitro diagnostic products, may be subject to certain regulatory requirements under the FDCA and other laws administered by the FDA, but do not require that the Company obtain a pre-market approval or clearance. The Company cannot be certain, however, that the FDA would agree or that the FDA will not adopt a different interpretation of the FDCA or other laws it administers, which could have a material adverse effect on the Company. As of December 2002, the Company's Diagnostic Products business unit is ISO 13485 certified, with registration by G-MED.

        The Company's Laboratory Instruments business unit is ISO9001 certified, with registration by the British Standard Institute. The Laboratory Instrument group is also certified to EN46001, a set of supplementary requirements applicable to their products.

        Laws and regulations affecting some of the Company's products are in effect in many of the countries in which the Company markets or intends to market its products. These requirements vary from country to country. Member states of the European Economic Area (which is composed of members of the European Union and the European Free Trade Association) are in the process of adopting various product and service "Directives" to address essential health, safety, and environmental requirements associated with the products and services. These "Directives" cover both quality system requirements (ISO Series 9000 Standards, ISO 13485 Standards, and the EN46001 Requirements) and product and marketing related requirements. In addition, some jurisdictions have requirements related to marketing of the Company's products. The Company cannot be certain that it will be able to obtain any regulatory approvals required to market its products on a timely basis, or at all. Delays in receipt of, or failure to receive such approvals, or the failure to comply with regulatory requirements in these countries or states could lead to compliance action, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

        The Company's service-related business (clinical trials, repository operations, contract research, and instrumentation services) is subject to other national and local requirements. The Company's facilities are subject to review, inspection, licensure or accreditation by some states, national professional organizations and other national regulatory agencies. Studies to evaluate the safety or effectiveness of FDA regulated products (primarily human and animal drugs or biologics) must also be conducted in conformance with relevant FDA requirements, including Good Laboratory Practice ("GLP") and Good Manufacturing Practice ("GMP") regulations, investigational new drug or device regulations, Institutional Review Board ("IRB") regulations and informed consent regulations.

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

Employees

        As of December 31, 2002 the Company employed 197 persons, all of whom were located in the United States. Of these, 95 persons were employed at the West Bridgewater, Massachusetts facility, 80 at its two Maryland facilities, and 22 at the Garden Grove, California facility. None of the Company's employees is covered by a collective bargaining agreement. The Company believes it has a satisfactory relationship with its employees

Backlog

        BBI Source had an instrument manufacturing backlog of approximately $1,124,000 as of December 31, 2002, as compared to approximately $2,367,000 as of December 31, 2001. Shipments expected within the next twelve-month period, included in this backlog, amounted to approximately $755,000 as of December 31, 2002 as compared to $1,398,000 as of December 31, 2001. Backlog at the other BBI subsidiaries is not material.

Executive Officers of the Registrant

        The following table sets forth the names, ages and positions of the executive officers of the Company as of March 2003:

Name	Age	Position
Kevin W. Quinlan	53	President and Chief Operating Officer, Treasurer and Director
Patricia E. Garrett, Ph.D.	59	Senior Vice President, Science and Technology
Mark M. Manak, Ph.D.	53	Senior Vice President and General Manager of BBI Biotech
David F. Petersen	56	Senior Vice President and General Manager of BBI Source
Kathleen W. Benjamin	46	Vice President, Human Resources and Assistant Clerk
Richard D'Allessandro	56	Vice President, Information Technology

        Mr. Quinlan, a Director of the Company since 1986, has served as President and Chief Operating Officer since August 1999, and Treasurer since June 2001. From January 1993 to August 1999, he served as Senior Vice President, Finance, Chief Financial Officer and Treasurer. From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc., a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP) from 1975 to 1981. Mr. Quinlan is a Certified Public Accountant and received a M.S. in accounting from Northeastern University and a B.S. in resource economics from the University of New Hampshire.

        Dr. Garrett has served as Senior Vice President, Science and Technology of the Company since 2001, and served as Senior Vice President and General Manager of BBI Clinical Laboratories from 1999 through 2001. From 1988 to 1999, she served as Senior Vice President, Regulatory Affairs and Strategic Programs. From 1980 to 1988, Dr. Garrett served as the Technical Director of the Chemistry

Laboratory, Department of Laboratory Medicine at the Lahey Clinic Medical Center. Dr. Garrett earned her Ph.D. from the University of Colorado and was a postdoctoral research associate at Harvard University, Oregon State University, Massachusetts Institute of Technology and the University of British Columbia.

        Dr. Manak has served as Senior Vice President and General Manager of BBI Biotech since August 1999. From 1992 to 1999 he served as Senior Vice President, Research and Development of BBI Biotech. From 1980 to 1992, he served as Director of Molecular Biology and Director of Contracts and Services of Biotech Research Laboratories. Dr. Manak received his Ph.D. in biochemistry from the University of Connecticut and completed postdoctoral research work in biochemistry/virology at Johns Hopkins University.

        Mr. Petersen has served as Senior Vice President and General Manager of BBI Source since August 1999. From May 1998 to August 1999, he was Vice President, BBI Source Scientific. Mr. Petersen has 25 years of experience in operations management and materials planning including 10 years as Senior Director of Operations for Source Scientific. Before joining Source Scientific in 1988, he was the Manager of Manufacturing for Matrix Instruments from 1985 to 1988 and previously was Manager of Production and Inventory Control for Farr Company, Inc. from 1977 to 1985. He is certified in production and inventory management (CPIM) by the American Production and Inventory Control Society (APICS). He was also an Assistant Professor at California State University Dominguez Hills, where for seventeen years he instructed upper division courses in manufacturing techniques and material resource planning. He holds a B.S. in business management from the University of LaVerne in LaVerne, California.

        Ms. Benjamin has served as Vice President, Human Resources of the Company since January 1999 and has been Assistant Clerk of the Company since 1997. Prior to her promotion to Vice President, Ms. Benjamin served as Director of Human Resources and Investor Relations from 1997 to 1999. Prior to joining the Company in 1997 she was employed by Shields Health Care Group, a provider of Magnetic Resonance Imaging and radiation oncology, serving as their Director of Operations from 1992 to 1997. Prior to this time she was an educator. Ms. Benjamin received her B.S., from the College of Life Sciences and Agriculture at the University of New Hampshire.

        Mr. D'Allessandro has served as Vice President, Information Technology of the Company since January 1999. Mr. D'Allessandro joined the Company in 1993 as Director, Management Information Systems and served in that capacity until his promotion to Vice President. Mr. D'Allessandro has 30 years of experience in data processing/information systems technology, with a focus on manufacturing and biotechnology organizations. Mr. D'Allessandro is APICS certified and received his B.S. in Management Information Systems from Northeastern University.

        Officers are nominated by the President and elected by the Board of Directors.

        For additional information relative to the Company's liquidity and debt covenants, and critical accounting policies and estimates, see item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" hereunder.

ITEM 2. PROPERTIES.

        The Company owns its corporate offices and diagnostic products manufacturing facility for its BBI Diagnostics operating segment, which is located in a two-story, 32,000 square foot building in West Bridgewater, Massachusetts. The Company has deferred renovation and expansion of this facility during recent years, but believes that any renovations to its facility in West Bridgewater MA would be sufficient to meet its needs for several years. This building is subject to a $2,500,000 ten year mortgage dated March 31, 2000. Monthly payments on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.

The Company failed to meets its debt service coverage covenant for the year ended December 31, 2002, but the financial institution has waived this default and the Company's other defaults relating to reports and the termination of the Company's former Chairman and Chief Executive Officer.

        The Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit manufactures laboratory instruments; the original lease, which expired in January 2002, was renewed for a three year period expiring January 31, 2005. The Company also leases laboratory facilities in Gaithersburg and Frederick, Maryland. The BBI Biotech segment's Gaithersburg facility contains 36,500 square feet of custom built laboratory and office space, and is occupied under a ten-year lease that expires on October 31, 2007. The Frederick facility contains 36,000 square feet of repository space under a seven-year lease that expires on November 30, 2006.

        BBI Clinical Laboratories, a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005. The buyer of the business and certain assets and liabilities of BBICL reimbursed the Company for essentially all rental-related costs of this facility during the period February 21, 2001 through December 31, 2001. The Company is currently attempting to sublease this facility for the remainder of the lease term; however, in the current economic environment, it is not likely the Company will be able to sublease the facility for the duration of the lease.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted during the fourth quarter of fiscal 2002 to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, par value $0.01 per share (the "Common Stock"), is listed on the Nasdaq National Market under the symbol "BBII".

        The following table sets forth the high and low price, by quarter, during the two most recent fiscal years:

	Common Stock Price
Fiscal Year Ended December 31, 2002
	High	Low
First Quarter	$4.260	$2.790
Second Quarter	$5.020	$3.500
Third Quarter	$4.650	$2.130
Fourth Quarter	$3.010	$2.000
Fiscal Year Ended December 31, 2001	High	Low
First Quarter	$3.000	$0.750
Second Quarter	$3.840	$1.500
Third Quarter	$4.310	$1.300
Fourth Quarter	$3.240	$2.250

        As of February 25, 2003, there were 20,000,000 shares of Common Stock authorized of which 6,793,382 shares were issued and outstanding, held of record by approximately 3,300 stockholders. See also Note 12 of Notes to Consolidated Financial Statements included in Part 2, Item 8 hereunder.

        The Company has not declared or paid any dividends on its Common Stock. In accordance with the terms of the Company's mortgage with a bank, payment of dividends on Common Stock is not permitted. The Company plans to reinvest future profits to expand its business.

Recent Sales of Unregistered Securities

        During 2002, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

        The statement of operations data for each of the fiscal years in the five-year period ended December 31, 2002, and the balance sheet data as of December 31, 2002, 2001, 2000, 1999, and 1998, have been derived from the consolidated financial statements of the Company. This data should be read in conjunction with Item 8—Consolidated Financial Statements and Supplementary Data, and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended December 31,
Consolidated Statement of Operations Data:
	2002	2001	2000	1999	1998(1)
	in thousands, except per share data
REVENUE:
Products	$12,697	$13,093	$12,387	$14,057	$13,075
Services	10,068	8,733	7,083	5,741	6,190

Total revenue	22,765	21,826	19,470	19,798	19,265

COSTS AND EXPENSES:
Cost of products	6,536	6,338	7,270	7,267	7,180
Cost of services	7,727	6,783	5,581	4,568	4,289
Research and development	2,611	2,303	2,444	3,132	2,297
Acquired research and development(2)	—	—	—	—	4,231
Selling and marketing	3,286	2,916	2,660	2,831	2,883
General and administrative	4,109	3,977	4,919	3,451	3,334
Impairment of intangible asset(3)	—	—	1,464	—	—

Total operating costs and expenses	24,269	22,317	24,338	21,249	24,214

Loss from continuing operations	(1,504)	(491)	(4,868)	(1,451)	(4,949)
Interest (expense) income, net(4)	(206)	(380)	(1,594)	(413)	(48)

Loss from continuing operations before income taxes	(1,710)	(871)	(6,462)	(1,864)	(4,997)
(Provision for) benefit from income taxes(5)	(3)	(16)	(1,152)	744	614

Loss from continuing operations before cumulative effect of change in accounting principle	(1,713)	(887)	(7,614)	(1,120)	(4,383)
Cumulative effect of change in accounting principle(4)	—	—	(190)	—	—

Loss from continuing operations	(1,713)	(887)	(7,804)	(1,120)	(4,383)
Income (loss) from discontinued operations	225	4,334	(197)	306	(6)

Net income (loss)	$(1,488)	$3,447	$(8,001)	$(814)	$(4,389)

Loss per share from continuing operations, basic and diluted	$(0.26)	$(0.14)	$(1.43)	$(0.24)	$(0.94)
Net (loss) income per share, basic and diluted	(0.22)	0.56	(1.46)	(0.17)	(0.94)
Number of shares used to calculate net (loss) income per share
Basic and Diluted	6,661	6,204	5,465	4,670	4,655
	December 31,
Consolidated Balance Sheet Data:
	2002	2001	2000	1999	1998
Working capital	$9,197	$9,407	$3,596	$8,615	$8,231
Net assets from discontinued operations	—	—	1,238	1,978	1,346
Total assets	19,843	21,414	22,549	24,934	23,038
Long term debt, less current maturities	2,338	2,403	5,287	7,146	3,977
Total stockholders' equity	12,627	13,440	7,750	13,646	14,069
Dividends	—	—	—	—	—

(1)
Effective September 30, 1998, the Company acquired all classes of stock of BioSeq, Inc., a development stage company with no revenue, for a total purchase price of $4,226.

(2)
Consists of $3,381 of in-process research and development related to the BioSeq acquisition, and a charge of $850 related to the purchase of licensed technology from BioSeq in the first quarter of 1998.

(3)
Consists of a $1,464 write-down of goodwill associated with the acquisition of BBI Source Scientific.

(4)
Includes $840 of interest expense in 2000 associated with the beneficial conversion feature of the Company's 3% Senior Subordinated Convertible Debentures; $190 of this amount is recorded as a cumulative effect of change in accounting principle in 2000.

(5)
Includes $1,135 in 2000 for establishment of a full valuation allowance on the Company's deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments

        In September 2002, the Company released for sale its first commercial products and services utilizing the Company's patented Pressure Cycling Technology ("PCT") which was developed by the Company during the past several years. On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth. On February 14, 2003, the Company announced the termination of its Chairman and Chief Executive Officer; the Company subsequently appointed as Chairman Mr. William A. Wilson, an existing independent member of the Board of Directors. A special committee of the Company's Board of Directors has been appointed to oversee management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

Overview

        The Company generates revenue from products and services provided primarily to the in vitro diagnostic infectious disease industry. The Company currently has four operating segments: "Diagnostics," "Biotech," "Laboratory Instrumentation" and "Pressure Cycling Technology, ("PCT")". Two of these, "Diagnostics" and "Laboratory Instrumentation" primarily manufacture products. Commencing in 2002, PCT products are being manufactured at the Laboratory Instrumentation segment. Within the Diagnostics segment, there are three major product lines: Quality Control Panels, Accurun® External Run Controls, and Diagnostic Components. The remaining two segments, Biotech and PCT, generate primarily service revenue. Within Biotech there are four major product lines: Contract Research, Repository Services, Specialty Reagents and Research Services. Revenue in the "PCT" segment consists primarily of both private and National Institutes of Health ("NIH") funded support for the research activities associated with our pressure cycling technology. There was also NIH funding in 2000 for the Company's former drug discovery operations which were spun-off as an independent company in November 2000. See Note 6 of Notes to Financial Statements for a further discussion of the activities of these segments and Note 2 of Notes to Financial Statements relative to the Company's discontinued clinical laboratory operations.

        Effective January 2000, all of the Company's technology related to its drug discovery and vaccine programs, consisting primarily of patents and related sponsored research agreements, were transferred to Panacos Pharmaceuticals, Inc. ("Panacos"), a former wholly-owned subsidiary that the Company formed in October 1999. In November 2000 and in February 2002, Panacos sold equity to third party investors, reducing the Company's ownership to approximately 16% which is held in non-voting preferred stock. As a result, the Company no longer consolidates the results of Panacos. As of November 14, 2000 the Company's investment in Panacos was zero and the Company is no longer required to fund Panacos's operations. Therefore no further losses of Panacos will be recorded by the Company. The Company believes that this will position Panacos to progress to more advanced stages of drug development including clinical trials, while at the same time allowing our management to focus more time on the Company's core business.

        In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc. ("BBICL"), a wholly-owned subsidiary of the Company, sold the business and certain assets and liabilities to a third party for an adjusted purchase price of $8,958,000. The escrow account was terminated in December 2001 by mutual agreement between the buyer and the Company, resulting in approximately $358,000 being received by the Company from the escrow account. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date, which the Company is attempting to sublease. The Company wrote down all of the retained assets to their estimated net realizable value. The Company recorded an after-tax gain of $4,334,000 in 2001 and an additional after tax gain of $225,000 in 2002. The remaining estimate of closing costs, which is periodically revised and updated to reflect new information, included an estimate of costs associated with disposing of all remaining assets and retiring all existing liabilities including a facility lease. The Company utilized in 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain. In accordance with a transition services agreement, the Company operated the business in a normal fashion from the date of closing to December 2001, during which substantially all costs associated with operation of the business subsequent to the closing date were borne by the purchaser.

PRODUCTS

        The economics and cost structures of the Company's business segments have certain differences. The Diagnostics segment has historically been the largest and most profitable segment, both in absolute dollars and in operating profit margin, as it operates primarily in a commercial environment with fewer competitors and relatively short product development cycles. The Laboratory Instrumentation segment had been in decline for several years prior to its acquisition in mid 1997, and management continues in its efforts to turn around this business; this segment commenced the manufacture of PCT products for commercial sale in year 2002. It operates in a highly competitive, low margin business: contract manufacturing of instruments and medical devices. At the current low annual revenue level of less than $2.5 million, it operates significantly under capacity with high fixed overhead costs, and should therefore significantly benefit from relatively small revenue increases.

SERVICES

        BBI Biotech has been project oriented with a high proportion of its revenue generated from government contracts (for both research and service activities) and assisting the other segments in their new product and service development. It has the highest level of inter-segment activity, and is structured around project tracking of direct costs plus overhead, general and administrative costs and a low percentage fee. Its financial goal has been to breakeven, (prior to the allocation of corporate overhead) while contributing to the development of future products and services for the Company. The "PCT" segment's research and development operation launched its first products for commercial sale in 2002. Revenue to date consists primarily of private and public (NIH) funding of segment research. Most of the expenditures by this segment are for R&D expenses, patent costs and general management expenses. The Company continues to seek funding from both private and public sources to minimize the impact of their development costs on the Company's overall operating results. Panacos Pharmaceuticals obtained independent third party equity financing in November 2000 thus terminating the Company's responsibility going forward to fund future research and development activities of Panacos. In February 2002, Panacos raised $5 million in additional equity thereby diluting the Company's interest in non-voting preferred shares of Panacos to 16%.

QUARTERLY FLUCTUATIONS

        Historically, the Company's results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns, driven by end-of-year expenditures. In particular, in the Diagnostics segment, the Company's sales of its off-the-shelf Quality Control Products and Diagnostic Components typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas OEM product sales may peak in any quarter of the year, depending on the production cycle of a given project. In the Company's Biotech segment, research contracts are generally for large dollar amounts spread over one to five year periods, and upon completion, frequently do not have renewal phases. As a result these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company's technical staff work on both contract research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of contract research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed. Neither the Laboratory Instrumentation segment nor the PCT segment is subject to material seasonal variations.

RESEARCH AND DEVELOPMENT

        Since the acquisition of BioSeq, Inc. in 1998, the Company has expended significant amounts for ongoing research and development of new technologies in PCT and Panacos (2000 only). In the past four years, the Company's BioSeq research subsidiary has incurred approximately $5.0M of research and development expenses substantially related to development of a unique instrument and disposable specimen processing tube in conjunction with PCT. Since 1998, the Company has made major progress towards the goal of commercializing PCT products and, in September 2002, the Company released for sale its first products based on its patented PCT. The Company is presently manufacturing the Barocycler™ instrument and disposable PULSE™ tubes utilizing PCT at its BBI Source Scientific facility. The Company has received nine domestic and two foreign patents for this technology as of the end of 2002. The Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future as it seeks to continue to develop new applications for PCT.

        In addition to ongoing development of new Accurun Products, the Company has also incurred $255,000 for development costs on reagent purification projects. The Company has also incurred $212,000 for development costs on an AccuChart Plus® software development project. Research and development expenses incurred in year 2000 also include approximately $600,000 related to Panacos Pharmaceuticals drug discovery and development program.

EXPORT SALES

        The Company does not have any foreign operations. However, the Company does have significant export sales in Europe, the Pacific Rim countries and Canada to agents under distribution agreements, as well as directly to test kit manufacturers. All sales are denominated in US dollars. Export sales for the years ended December 31, 2002, 2001, and 2000 were $3.3 million, $3.4 million, and $4.2 million, respectively. The Company expects that export sales will continue to be a significant source of revenue and gross profit.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

	Year Ended December 31,
	2002	2001	2000
Revenue:
Products	55.8%	60.0%	63.6%
Services	44.2	40.0	36.4

Total revenue	100.0	100.0	100.0
Gross profit	37.3	39.9	34.0
Operating expenses:
Research and development	11.5	10.6	12.6
Selling and marketing	14.4	13.4	13.7
General and administrative	18.1	18.2	25.3
Impairment of intangible asset	—	—	7.5

Total operating expenses	44.0	42.1	59.1

Operating loss from continuing operations	(6.7)	(2.3)	(25.0)
Interest expense, net	(0.9)	(1.7)	(8.2)

Loss before income taxes and cumulative effect of change in accounting principle	(7.6)	(4.0)	(33.2)
Provision for income taxes	—	(0.1)	(5.9)
Cumulative effect of change in accounting principle	—	—	(1.0)
Income (loss) from discontinued operations	1.0	19.9	(1.0)

Net income (loss)	(6.6)	15.8	(41.1)

Product gross profit	48.5%	51.6%	41.3%
Services gross profit	23.2%	22.3%	21.2%

Critical Accounting Policies and Estimates

        To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on disposition of the company's discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in determining the ultimate cost of abandoning a lease (associated with discontinued operations) at a facility no longer being utilized, in estimates regarding the collectability of accounts receivable, realizability of a loan made to the former Chairman and Chief Executive Officer including sufficiency of collateral (see Note 12), deferred tax assets, the net realizable value of its inventory, as well as an estimate for other remaining liabilities associated with discontinued operations. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

Revenue Recognition

        We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

        Product revenue is generally recognized upon shipment of the products. The company will occasionally recognize revenue on a bill and hold basis after completion of manufacture for specific orders at the request of the customer. Bill and hold sales transactions are entered into after consideration of customer needs and capabilities relating to freezer capability to store biological substances at required temperatures. All bill and hold transactions meet specified revenue recognition criteria that include:

  •
  The risk of ownership has passed to the customer;

  •
  The customer has a fixed commitment to purchase the goods;

  •
  The customer, not the company, has requested the transaction to be on a bill and hold basis;

  •
  There is a fixed schedule for delivery of the goods;

  •
  We do not retain any specific performance obligations such that the earnings process is not complete;

  •
  The ordered goods are segregated from our inventory and not subject to being used to fill other orders; and

  •
  The goods must be complete and ready for shipment.

        The company also considers the following prior to recognizing revenue:

  •
  The transaction is subject to normal billing and credit terms for the specific customer;

  •
  The company's past experience with the pattern of bill and hold transactions;

  •
  Whether the customer has the expected risk of loss in the event of a decline in the market value of the goods;

  •
  Whether our custodial risks are insurable and insured;

  •
  Whether APB 21, pertaining to the need to discounting the related receivables, is applicable; and

  •
  Whether extended procedures are necessary in order to assure that there are no exceptions to the customer's commitment to accept and pay for the goods.

        Total revenue related to bill and hold transactions was approximately $380,000, $610,000, and $562,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

        Revenue from service contracts is earned as the related services are performed. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate earnings process. In the event that an element of such multiple element arrangement does not represent a separate earnings process, revenue from this element is recognized over the term of the related contract. Services are recognized as revenue upon completion of tests for laboratory services. Revenue from service contracts and research and development contracts for the Company's laboratory instrumentation business is recognized as the service and research and development activities are performed under the terms of the contracts.

        Revenue under long-term contracts, generally lasting from one to five years, including funded research and development contracts, is recorded when costs to perform such research and development activities are incurred. Billings under long-term contracts are generally at cost plus a predetermined profit. Billings occur as costs associated with time and materials are incurred. Customers are obligated to pay for such services, when billed, and payments are non-refundable. On occasion certain customers make advance payments that are deferred until revenue recognition is appropriate. Total revenue related to long-term contracts was approximately $5,802,000, $5,062,000, and $5,082,000, for the years ended December 31, 2002, 2001, and 2000, respectively. Total contract costs associated with these agreements were approximately $5,610,000, $4,911,000, and $5,540,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Included in the revenue recognized under long-term contracts are certain unbilled receivables representing additional indirect costs, which are allowed under the terms of the respective contracts. Unbilled receivables were less than $62,000 for all years presented.

        During the fiscal years 2002, 2001, and 2000, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 31%, 31% and 30%, respectively, of total consolidated revenues from continuing operations of the Company. Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

Accounts Receivable

        Management periodically reviews outstanding balances in accounts receivable to determine future collections. Based on our historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts. In the event circumstances change to affect the assumptions underlying this allowance, we might be required to take additional write-offs of our accounts receivable balances.

Inventory

        Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Long-lived Assets and Goodwill

        Intangible assets primarily relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over the estimated life of the patent which is generally four to sixteen years. Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset's remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses in the PCT segment and the recoverability of our long-lived assets is contingent upon executing our business plan that includes expected revenues and cash flows to be generated from sales of PCT products and services. Our goodwill relates to our acquisition of the Source operating segment. This segment is expected to manufacture PCT related products and realizability of this goodwill is dependant, among other factors, on the success of our PCT product line. If we are unable to execute our business plans related to PCT, we may be required to write down the value of our long-lived assets and goodwill in future periods.

Deferred Tax Valuation Allowance

        A valuation allowance is established if it is more likely than not that all or a portion of a deferred tax asset will not be realized. In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses. The Company has not recognized an income tax benefit associated with the loss from continuing operations in years 2002, 2001 and 2000, as these tax assets have been fully reserved for. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

Discontinued Operations

        The Company periodically reviews the adequacy of its reserve for discontinued operations associated with the Company's decision to exit the clinical laboratory testing segment of the business in 2000. The Company has established reserves to cover expected future costs including those associated with an existing facility lease expiring July 2005.

Pledge to Former Chairman and Chief Executive Officer

        As of December 31, 2002, the Company evaluated the recoverability of the restricted cash used as pledge for its former Chairman and Chief Executive Officer. The Company's review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral. The collateral consists of real estate holdings and common stock of the Company. When considering the adequacy of the collateral, the Company considers the balance of the loan outstanding with this financial institution and the fact that the Company has a junior position in regards to the collateral as well as the liquidity and net realizable value of the assets underlying the collateral.

        The Company's analysis assumed transactions costs to sell the properties, and applied a liquidity discount to the trading value of the common stock. The ultimate value that may be recovered by the Company is dependant on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company's common stock, and the financial status of its former Chairman and Chief Executive Officer. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of the Company's Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company's common stock, which comprises a major element of the collateral, are indicators of impairment. Based on the Company's assessment as of and through March 27, 2003, the Company estimates that the value of the collateral has declined below the amount of the Company's recorded loan. Accordingly, the Company estimates it may record a valuation reserve against this asset in the three months ended March 31, 2003 in the range of $300,000 to $500,000. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional write-downs of this assets might be required.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenue

        Total revenue from continuing operations increased 4.3%, or $939,000, to $22,765,000 in year 2002 from $21,826,000 in year 2001. The increase in revenue was the result of a 15.3% increase in service revenue or $1,334,000, to $10,068,000 in 2002 from $8,733,000 in 2001, partially offset by a small decrease in product revenue of 3.0%, or $396,000, to $12,697,000 in 2002 from $13,093,000 in 2001.

        Product Revenue.    The decrease of $396,000 in product revenue was due primarily to decreases of product sales at the Biotech segment and a decrease of $254,000 of product sales at the Laboratory Instrumentation segment (the latter segment experienced strong sales to existing customers in the first half of 2001).

        Service Revenue.    The $1,334,000 increase in service revenue was primarily related to strong activity in two service contracts related to HIV vaccine development and Hepatitis C work at the Biotech segment (the former resulting from increased revenue for the Biotech segment as the result of increased activity from a subcontractor), and increased grant revenue at the Company's PCT segment.

Gross Profit

        Overall gross profit decreased 2.3%, or $203,000, to $8,502,000 in 2002 from $8,705,000 in 2001. Product gross profit decreased 8.8%, or $594,000, to $6,161,000 in 2002 from $6,755,000 in 2001; product gross margin declined to 48.5% in 2002 from 51.6% in 2001. Services gross profit increased 20.0% or $391,000 to $2,341,000 in 2002 from $1,950,000 in 2001, while service gross margin increased to 23.2% in 2002 from 22.3% in 2001.

        Product Gross Margin.    A decrease in both product gross profit and margin was associated with increased sales of higher margin catalog products in 2001 at the Diagnostics segment and higher raw material costs in 2002, a decrease in high margin product sales at the Biotech segment in 2002, and lower revenues from instrument sales in 2002 over a relatively fixed cost structure (which includes increased costs associated with a facility lease renewal effective in February 2002 coupled with a facility sublease that expired in January 2002) at the Laboratory Instrumentation segment.

        Service Gross Margin.    The increase in both service gross profit and margin was primarily due to increased activity associated with two service contracts related to HIV vaccine development and Hepatitis C work at the Biotech segment, partially offset increased wage expense and higher facility operating costs at the Biotech segment in 2002.

Research and Development

        Research and development expenditures increased 13.3%, or $308,000, to $2,611,000 in 2002 from $2,303,000 in 2001. The increased level of expenditures was associated with ongoing PCT related projects including optimization protocols for various tissue types. In addition, there was an increase in development work on AccuChart Plus®, a quality control data management software program for analyzing, tracking and archiving daily run control data for monitoring test kit performance. Since the Company's acquisition of BioSeq Inc. in 1998, the Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future, as it seeks to develop new applications for PCT.

Selling and Marketing

        Selling and marketing expenses increased by 12.7%, or $370,000, to $3,286,000 in 2002 from $2,916,000 in 2001. The Company incurred significant marketing and promotion related costs in 2002 primarily associated with its introduction of the PCT Barocycler™ at the Pittsburgh Conference industry trade show and related ongoing sales, marketing and promotion efforts associated with the September 2002 commercial launch of the PCT Barocycler™, and expects these PCT related activities to continue in 2003.

General and Administrative

        General and administrative costs increased 3.3%, or $132,000, to $4,109,000 in 2002 from $3,977,000 in 2001, due to higher wage and facility lease and utility costs incurred in 2002 partially offset by a one time $54,000 credit associated with a telecommunications claim and the cessation, commencing January 2002, of amortization of goodwill associated with the Laboratory Instrumentation segment, compared to 2001, in which the Company benefited from the reversal of an $80,000 legal expense accrual associated with the June 2001 legal settlement reached with Paradigm Group, LLC. In the second quarter of 2001, the Company increased its provision for doubtful accounts by $82,000 based on a significant deterioration in the financial condition of a customer in its Diagnostics segment.

Operating Income (Loss) from Continuing Operations

        Operating (loss) from continuing operations amounted to $(1,504,000) in 2002 compared to an operating (loss) of $(491,000) in 2001. The Diagnostics segment's operating income decreased to $1,478,000 in 2002 from $1,674,000 in 2001 due to a decline in product gross margin. The Biotech segment's operating (loss) increased to $(319,000) in 2002 from $(212,000) in 2001; a 14.3% increase in service revenues coupled with an increase in service gross margin was more than offset by increased sales and marketing expenses and increased general and administrative expenses. The operating loss of the PCT segment increased to $(2,156,000) in 2002 from $(1,493,000) in 2001 due to increased research and development costs associated with the final phases of product development and advanced prototype manufacture and increased sales, promotion and marketing costs associated with the commercial launch, in late September of 2002, of the PCT Barocycler™.

        The Company continues evaluate the market for the PCT Barocycler™, as the sales cycle appears to be longer in duration than originally envisioned. While the Company believes strongly in the benefits of PCT's novel technology, the market potential of the existing PCT Barocycler™ appears uncertain. The manufacture of PCT products at the laboratory instrument segment of the business was part of the Company's plan to return BBI Source Scientific, Inc. to profitability in year 2003. The Company intends to evaluate other applications and products utilizing PCT and to reexamine the core contract manufacturing business of BBI Source Scientific, Inc. If the Company is unable to execute its business plans related to PCT, we may be required to write down the value of our intangible long-lived assets and goodwill in future periods.

Interest Expense

        Interest expense decreased to $248,000 in 2002 from $438,000 in 2001. The Company redeemed the remaining $2,040,000 (face value) of outstanding 3% Senior Subordinated Convertible Debentures ("Debentures"), which were originally issued in August 2000, plus accrued interest and a premium of $190,000 (which was charged to interest expense) in early 2001. Interest expense in 2001 also included interest on the Company's line of credit, which was terminated by the Company in February 2001. Both years' include interest expense associated with the Company's outstanding mortgage.

Income Taxes

        In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from continuing operations in 2002 and 2001, as these tax assets have been fully reserved for. The Company incurred state income and franchise tax expense of approximately $3,000 and $16,000 in 2002 and 2001, respectively.

Loss from Continuing Operations

        Loss from continuing operations amounted to $1,713,000 for the year ended December 31, 2002 as compared to a loss of $887,000 for the year ended December 31, 2001 as a result of the items discussed above.

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

        The Company has accrued $710,000 as of December 31, 2002 for its estimate of remaining liabilities to exit the clinical laboratory testing business. The major component of this remaining accrual is estimated lease exit and facility related costs ($504,000) with the remainder for health care claims, other regulatory audit adjustments, and for other miscellaneous costs associated with exiting this business segment. The Company adjusted its estimated remaining liability in the third quarter and recorded an after tax gain of $225,000.

        Revenues from discontinued operations, net of intercompany eliminations, were $973,000, in the period January 1, 2001 to February 20, 2001. Operating (losses) from discontinued operations was $0 for the year ended December 31, 2002 and were $0 and $(136,000) for the years ended December 31, 2002 and 2001, respectively. The Company recorded a gain of $4,334,000, net of taxes of $969,000, in 2001. Income (loss) from discontinued operations was $225,000 for the year ended December 31, 2002 as discussed above, and $4,334,000 for the year ended December 31, 2001. The Company utilized prior period net operating loss carryforwards, previously reserved for by the Company in 2000, to partially offset the tax effect of this gain. Additionally, the Company took a tax benefit of $364,000 related to stock option exercises that was not previously recorded as the Company was in a loss position; this tax benefit was recorded as a credit to additional paid-in capital in the first quarter of 2001.

        In accordance with a transition services agreement, the Company operated the clinical laboratory business on behalf of the buyer during the period February 20, 2001 through December 2001 although most operations ceased activity by the end of June 2001. All of the revenues generated by, and substantially all costs associated with operating the business subsequent to the closing date of the transaction were the responsibility of the purchaser. A portion of the proceeds from this sale were used to redeem all outstanding Debentures and to retire the Company's line of credit in the first quarter of 2001.

Net Income (Loss)

        The Company had a net (loss) of ($1,488,000) in 2002 as compared to net income of $3,448,000 in 2001. The 2002 net (loss) included an after-tax gain of $225,000 from discontinued operations, whereas in 2001, the Company recorded an after-tax gain of $4,334,000 associated with discontinued operations.

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

        Product Revenue.    The product revenue increase was primarily attributable to increased sales of basematrix and characterized specimens to IVD test kit manufacturers and continued strong domestic sales of Accurun® External Run Controls in the Diagnostics segment.

        Service Revenue.    The Biotech segment experienced a significant increase in repository and research services revenue. In addition, service revenue recognized in 2000 also included $161,000 of funding received by Panacos for drug discovery activities; as noted above, the Company no longer consolidates the results of operations of Panacos.

Gross Profit

        Overall gross profit increased 31.5%, or $2,087,000, to $8,705,000 in 2001 from $6,619,000 for 2000. Product gross profit increased 32.0%, or $1,637,000, to $6,755,000 in 2001 from $5,118,000 for 2000; product gross margin increased to 51.6% in 2001 from 41.3% in 2000. Services gross profit increased $449,000 to $1,950,000 in 2001 from $1,501,000 for 2000 and service gross margin increased to 22.3% in 2001 from 21.2% in 2000.

        Product Gross Margin.    The increase in product gross margin at the Diagnostics segment resulted from increased sales of higher margin catalog products coupled with a higher level of sales. In addition, product gross margin increased at the Laboratory Instrumentation segment driven by the cost reduction plan implemented in September 2000. In 2000, the Company recorded charges for inventory valuation at both of these segments, offsetting the increases in gross margins.

        Service Gross Margin.    The increase in service gross margin was due to an increase in higher margin commercial services as well as increased repository revenue, both performed at the Biotech segment.

Research and Development

        Research and development expenditures decreased 5.7%, or $141,000, to $2,303,000 in 2001 from $2,444,000 in 2000. Research and development expenses in 2000 included $600,000 associated with Panacos, the results of which are no longer included in the Company's results of operation as discussed above. Exclusive of funding to Panacos in 2000, research and development expenses increased $459,000 in 2001, most of which was driven by higher research and development spending on the Company's PCT program activities.

Selling and Marketing

        Selling and marketing expenses increased by 9.6%, or $256,000, to $2,916,000 in 2001 from $2,660,000 in 2000. This increase was a result of filling several sales and marketing positions in the latter part of 2000 as well as increased travel and promotion costs at the Diagnostic segment.

General and Administrative

        General and administrative costs declined 19.2%, or $942,000, to $3,977,000 in 2001 from $4,919,000 in 2000. This decrease was primarily a result of several factors. First, there were headcount reductions at Corporate, and the Diagnostics and Laboratory Instrumentation segments in the latter part of 2000 and into 2001. Second, there was a significantly lower level of professional fees in 2001 compared to 2000, when the Company explored several strategic and financing options; also in 2001, the Company reversed $80,000 of expenses previously accrued in 2000, based on the June 2001 legal settlement reached with Paradigm Group, LLC, as discussed further in the accompanying footnotes to the financial statements. Finally, a portion of the decline was associated with the September 2000 write down of goodwill at the Laboratory Instrumentation segment, thereby reducing amortization expense in 2001 by $115,000 compared to the year 2000.

Impairment of Intangible Asset

        As part of an ongoing strategic review process, the Company's Board of Directors met in late September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future to determine if any impairment of the segment's goodwill had occurred. Based on information presented at that meeting and subsequent analyses showing lower revenue expectations, management approved a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the lower revenue projections associated with this plan, the Laboratory Instrumentation segment's undiscounted future cash flows were projected to be less than the carrying value of that segment's goodwill. In accordance with the provisions of "Statement of Financial Accounting Standards No. 121—Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by approximately $1,464,000 in the third quarter of 2000.

Operating Income (Loss)

        Operating loss from continuing operations decreased to $491,000 in 2001 versus $4,868,000 in 2000. The Diagnostics segment's operating income increased to $1,674,000 in 2001 from $1,015,000 in 2000, due to an increase in product revenue coupled with an increase in product gross margin, but partially offset by an increased absorption of corporate overhead by this segment as explained further below. The Laboratory Instrumentation segment had an operating (loss) of $(460,000) for 2001 versus a loss for 2000 of $(2,819,000); the 2000 results of operation include a charge of $1,464,000 taken in the third quarter of 2000 related to impairment of intangible assets as discussed further above, whereas the 2001 operating results reflect the impact of the September 2000 cost reduction plan. The PCT segment had an operating (loss) of $(1,493,000) in 2001 as compared to an operating (loss) of $(1,298,000) in 2000; also in 2000, Panacos incurred a $1,027,000 pre-tax operating loss; the Company no longer consolidates the results of operation of Panacos subsequent to November 2000 as previously discussed. Effective January 2001, the Company adjusted its allocation of corporate overhead based upon a revised corporate structure effective in 2001. The present corporate structure reflects the Company's implementation, in the latter part of 2000, of a cost reduction plan at the Laboratory Instrumentation segment, the Company's spin-off of Panacos as an independent company, and the Company's decision to exit the clinical laboratory testing business. The latter item is reflected as discontinued operations in the accompanying financial statements. In accordance with generally accepted accounting principles, the Company ceased allocating corporate overhead to the clinical laboratory testing business for all periods presented. This adjustment results in the Diagnostics unit absorbing a large portion of corporate overhead, which in prior years would have been allocated to Panacos and the clinical laboratory testing business.

Interest Expense/Cumulative change in accounting principle

        Interest expense decreased from $1,617,000 in 2000 to $438,000 in 2001. The large portion of the decrease is associated with reduced interest expense incurred in 2001 on the Company's line of credit, which was outstanding for all of 2000 but was repaid and terminated by the Company in February 2001 as discussed further in the section "Discontinued Operations" below. Additional interest expense was incurred in 2001 associated with the Company obtaining a $2,447,000 (net) mortgage on its West Bridgewater MA facility in April 2000.

        In 2000, the Company incurred a charge of $898,000 (including $190,223 for the cumulative effect of change in accounting principle, see Note 7 of Notes to Consolidated Financial Statements) due to amortization of the beneficial conversion feature, warrant costs and original issue discount/debt issuance costs associated with the Company's August 2000 issuance of $3,250,000 3% Senior Subordinated Convertible Debentures (the "Debentures"). In the first quarter of 2001, the Company redeemed the remaining $2,040,000 (face value) of the outstanding Debentures plus accrued interest and a premium of $190,000 (which was charged to interest expense). The pro-rata portion of unamortized original issue discount, debt issuance and warrant related costs associated with the redeemed Debentures, amounting to approximately $377,000, is included in the loss on extinguishment of the Debentures. Substantially offsetting this loss is the Company's reversal of approximately $528,000 of interest expense in 2001, previously recorded in 2000, associated with the amortization of the Debentures beneficial conversion feature.

Income Taxes

        In the third quarter of 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not subsequently recognized an income tax benefit associated with the loss from continuing operations in either 2000 or 2001 as these tax assets have been fully reserved for. The Company recorded approximately $16,000 of state tax expense in 2001.

Loss from Continuing Operations

        Loss from continuing operations decreased to $(887,000) for the year ended December 31, 2001 from $(7,804,000) for year 2000, as a result of the items discussed above.

Discontinued Operations

        On February 20, 2001, the Company sold the business and certain assets and liabilities of its wholly-owned subsidiary BBICL to a third party for an adjusted purchase price of $8,958,000. The escrow account entered into in connection with the transaction was terminated in December 2001 by mutual agreement between the buyer and the Company, resulting in approximately $358,000 being received by the Company from the escrow account. The Company has retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date, which the Company is attempting to sublease. The Company has written down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.

        In connection with the sale of the business and certain assets and liabilities of BBICL, the Company recorded a gain of $4,334,000 net of taxes of $969,000 in 2001. The Company utilized prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain. Additionally, in 2001, the Company recognized a tax benefit of approximately $364,000 related to stock option exercises that was not previously recorded as the Company was in a loss position. This tax benefit was recorded as a credit to additional paid-in capital in 2001.

        The Company recorded its estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business, totaling approximately $1,687,000 as of December 31, 2001. The major components of this accrual are estimated income taxes ($420,000), severance and other employee related costs ($75,000), estimated lease exit and facility related costs ($750,000) and potential health care claims and other related potential audit adjustments ($318,000), with the remainder for other miscellaneous costs associated with exiting this business segment.

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

        In accordance with a transition services agreement, the Company operated the business in a normal fashion during the period February 20, 2001 through December 2001. All of the revenues generated by, and substantially all costs associated with operating the business subsequent to the closing date of the transaction were the responsibility of the purchaser. A portion of the proceeds from this sale were used to redeem all outstanding Debentures and to retire the Company's line of credit in the first quarter of 2001.

Summary

        In summary, the Company had net income of $3,448,000 for the year ended December 31, 2001 as compared to a net loss of $(8,001,000) for the year ended December 31, 2000. This improvement was driven by four factors: first and foremost, the gain recognized on the sale of the Company's clinical laboratory testing business; second, a significantly reduced operating loss in 2001 compared to 2000 as all business units posted improved operating results, and Panacos (which incurred a pretax loss of $1,027,000 in 2000) no longer being consolidated in 2001; third, the impairment of intangible assets at the Laboratory Instrumentation segment recorded in 2000, which increased the loss for 2000; and fourthly, higher interest expense in 2000 due to the higher debt carried prior to the repayments that occurred after the sale of the clinical laboratory testing business.

        The earnings per share computation for 2001 reflects both the issuance of 801,325 additional shares of common stock in the first quarter of 2001, as certain holders of the Debentures exercised their rights to convert $1,210,000 of such Debentures into shares of the Company's common stock, and the issuance of 178,877 additional shares of common stock associated with the exercise of stock options, warrants and purchases made pursuant to the employee stock purchase plan. In addition, on June 15, 2001, the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with their exercise. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30, these shares were cancelled by the Company. In December 2001, an additional 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,500,000. These shares were issued in the first quarter of 2002 and therefore were not included in the total shares outstanding as well as in the calculation of earnings (loss) per share for the year ended December 31, 2001.

LIQUIDITY AND FINANCIAL CONDITION

        As of December 31, 2002, the Company had approximately $9.2 million in working capital. At December 31, 2002, the Company had cash and cash equivalents of $975,649, excluding restricted cash of $1,000,000, compared to cash of $2,857,916 at December 31, 2001. In January 2003, the $1,000,000 of restricted cash pledged to a financial institution to secure the Company's limited guarantee of a loan from the financial institution to an entity controlled by Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer, was used to satisfy the Company's guaranty obligation to the financial institution as discussed further below. The Company has experienced operating losses from continuing operations of $1,504,000 and $491,000 and has experienced negative cash flows from operations of $200,000 and $56,000 for the years ended December 2002 and 2001, respectively. In addition, it is anticipated there may be additional working capital requirements in connection with PCT Barocycler™ sales and marketing activities. Management has met its recent historical cash flow needs by managing its working capital and utilizing proceeds from the February 2001 sale of one of its business segments. It plans to manage its future liquidity needs through cost reductions and additional selling initiatives.

        Net cash used in operations for the year ended December 31, 2002 was $200,000 as compared to $56,000 for the year ended December 31, 2001. The operational use of cash during 2002 was primarily the result of the operating loss incurred coupled with the buildup of PCT raw materials inventory, partially offset by an increase in trade accounts payable and an increased level of cash collections on outstanding accounts receivable. Net cash used in operations in 2001 included the operating loss incurred in 2001, a buildup of inventory, the reversal of non-cash interest expense and a decline in accrued expenses, partially offset by the receipt of an income tax refund and an increase in trade accounts payable.

        Cash used in investing activities for the year ended December 31, 2002 was $625,000 compared to $416,000 during year 2001. The increase of cash used for investing in 2002 was due to the purchase of a DNA Sequencer at the Company's Biotech subsidiary and the construction of several preproduction PCT BarocyclersTM as demonstration units.

        Cash used in financing activities for the year ended December 31, 2002 was $392,000 compared to cash used of $6,110,000 during 2001. In early 2002, the Company pledged $1,000,000 via a deposit in an interest bearing account at a financial institution; this was partially offset by repayment to the Company of a loan to Richard T. Schumacher as discussed further below. In 2001, the Company used proceeds from the sale of certain assets of BBICL to pay off in full the remaining $5,762,635 balance on its line of credit and all remaining outstanding 3% Senior Subordinated Convertible Debentures and issued a loan to Richard T. Schumacher as discussed in the section entitled "Related Party Transaction" below.

        In April 2000, the Company borrowed $2,447,000 (net of issuance costs) under a mortgage agreement on its West Bridgewater, MA facility. The Company used these funds to reduce the outstanding balance on its line-of-credit. The mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be 0.75% greater than the bank base rate then in effect. Under this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but the financial institution has waived this default and the Company's other defaults relating to reports and the termination of the Company's former Chairman and Chief Executive Officer. Payments due on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.

        Based on current forecasts, management believes that the company has sufficient liquidity to finance operations for the next twelve months. Management's forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds. There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all. If adequate funds are not available when needed, the Company may be required to further reduce its fixed costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations. The Company is considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company's stockholders. On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth.

Contractual Obligations

        The following is a summary of the Company's future contractual obligations as of December 31, 2002:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Mortgage payments*	$3,864,000	$287,000	$575,000	$575,000	$2,427,000
Capital Lease and Other Obligations	71,000	37,000	26,000	8,000	—
Real Estate Facility Leases	4,773,000	1,166,000	3,066,000	541,000	-0-
Minimum future royalty payments**	50,000	50,000	—	—	—
Obligations relating to Discontinued Operations	710,000	302,000	378,000	10,000	20,000
Pledge and Loan Guarantee***	1,000,000	1,000,000
Total Contractual Cash Obligations	$10,468,00	$2,842,000	$4,045,000	$1,134,000	$2,447,000

*
Future monthly payments on this mortgage include principal and interest, based on a 20-year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. The information presented in the table above is presented using an assumed annual mortgage interest rate of 9.75% for all periods presented.
**
The Company acquired in 1998 all the remaining outstanding common stock of BioSeq, Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by any entity of the Company utilizing PCT, with minimum royalty payments through year 2003. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002.
***
In January 2002, the Company made a $1,000,000 pledge and loan guarantee of certain indebtedness of an entity controlled by Mr. Schumacher via a deposit of equal amount in an interest bearing account with a financial institution. This is reflected as restricted cash on the accompanying balance sheet as of December 31, 2002. In January 2003, the $1,000,000 pledged to a financial institution was used to satisfy the Company's guaranty obligation to the financial institution. A description of this transaction is noted above.

Related Party Transaction

        As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer and a current Director of the Company, renewable at the Company's option, and collateralized by 90,000 of Mr. Schumacher's shares of the Company's common stock. This loan constituted an increase from the $350,000 had been loaned as of September 30, 2001. Interest on the loan was payable monthly at the annual rate of 7% but has not been paid to date. As of December 31, 2001, the loan was shown on the balance sheet as a decrease to stockholders equity. In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company's loans were replaced by the Company's pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. The loans are personally guaranteed by Mr. Schumacher. The Company's pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his common stock holdings in the Company. The Company's original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in the Company on the open market to satisfy his debts. The Company's Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company's stockholders in the belief that it would, among other things, avoid selling pressure on the Company's common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.    In January 2003, the $1,000,000 account was used to satisfy the Company's limited guaranty obligation. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes certain of Mr. Schumacher's real property and all of his common stockholdings in the Company. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company's limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet. On February 14, 2003, the Company announced that the Company's Board of Directors had terminated Richard T. Schumacher as Chairman and Chief Executive Officer, effective immediately. Mr. Schumacher remains a Director of the Company. William A. Wilson, a Director, was named Chairman of the Board. Kevin W. Quinlan, President and Chief Operating Officer, will continue leading day-to-day operations. A special committee of the Board of Directors has been appointed to seek a replacement for Mr. Schumacher and to oversee the transition.

Recent Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective in 2003. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of the standard did not materially affect the Company's financial statements.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Adoption of the standard is generally required in 2003. Under the standard, gains and losses on early extinguishment of debt, will be reported as other nonoperating income or expense. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force Issue (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities and generally will lengthen the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company's previously announced restructuring plans.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement had no impact on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The company is complying with the disclosure requirements of SFAS No. 148 in this note under (xvii) Stock-Based Compensation.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (An interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34") ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for annual periods that end after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements. See the section above entitled "Related Party Transaction" for a discussion of the Company's limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the former Chief Executive Officer of the Company. In addition, BBI Clinical Laboratories, a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005 and which was guaranteed by the Company. In connection with the Company's decision to exit this business segment, the Company has assumed the obligation to make the remaining lease payments, which is included in the Company's estimate of remaining liabilities associated with discontinued operations

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights

("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company does not expect FIN No. 46 will have a material effect on its financial statements.

        In November 2002, the EITF reached a final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The provisions of EITF 00-21 are required to be adopted for revenue arrangements entered into by the Company after June 28, 2003, although early adoption is permitted. EITF 00-21 addresses arrangements with customers that have multiple deliverables such as equipment and installation and provides guidance as to when recognition of revenue for each deliverable is appropriate. The Company is evaluating the timing and impact of adoption of EITF 00-21.

Forward-Looking Information

        This Annual Report on Form 10-K contains forward-looking statements concerning the Company's financial performance and business operations. In some cases, forward-looking statements are identified by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company's estimates and assumptions only as of the date of this report. Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in the Company's expectations or any change in events, conditions or circumstances on which any of the Company's forward-looking statements are based. Factors that could cause or contribute to differences in the Company's future financial results include those discussed in the risk factors set forth below as well as those discussed elsewhere in this report. The Company qualifies all of our forward-looking statements by these cautionary statements. The Company wishes to caution readers of this Annual Report on Form 10-K that actual results might differ materially from those projected in any forward-looking statements.

RISK FACTORS

        This report also contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

WE RELY ON PURCHASE ORDERS AND CONTRACTS FROM A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES; THE LOSS OF BUSINESS FROM THESE CUSTOMERS COULD MATERIALLY REDUCE OUR REVENUES AND INCOME.

        Purchase orders account for the majority of our orders; none of our customers have contractually committed to make future product purchases from us. In 2002, our three largest commercial customers, Ortho Clinical Laboratories, Inc., Roche Diagnostics Corporation, and Abbott Laboratories, together accounted for approximately 11.4% of our revenues. In addition, the various agencies of the National Institutes of Health, including the National Institutes of Allergies and Infectious Disease, the National Cancer Institute and the National Heart Lung and Blood Institute, in the aggregate, accounted for approximately 31% of our revenues in 2002. Each agency within the National Institutes of Health, however, makes independent purchasing decisions. The loss of any major customer, including any agency within the National Institutes of Health, the failure of any agency of the National Institutes of Health to fully fund any contract or renew any contract with us, or a material reduction in any major customer's purchases would materially reduce our revenues and our operating results.

IF WE ARE UNABLE TO INCREASE OUR SALES OF QUALITY CONTROL PRODUCTS TO END-USERS OF INFECTIOUS DISEASE TEST KITS, THEN OUR FUTURE REVENUES COULD BE LESS THAN WE HAVE PROJECTED.

        Currently, we sell most of our quality control products for infectious disease test kits to test kit manufacturers and regulators, which is a relatively small market. However, we also sell our quality control products to end-users of infectious disease test kits, including hospital laboratories, blood donor testing centers, public health laboratories and commercial laboratories. This end-user market is a larger market which has not yet become accustomed to using quality control products to monitor test results, but which we believe is a growing market. Currently, we expect an increase in both the frequency of use and the number of products used by our current end-user customers. However, these end-users of infectious disease test kits may not increase their use of our products. Further, large manufacturers and distributors of quality control products that have historically sold to the non-infectious disease market and that have greater financial, manufacturing and marketing resources than we have could begin selling their products to the end-users of infectious disease test kits. This would increase competition for an adequate supply of the rare specimens of plasma and serum necessary for certain of our quality control and run control products. If the end-user market for quality control products for infectious disease testing does not develop further, or if we are unable to increase sales of our products to this market, our future revenues could be substantially less than we have projected.

IF OUR BBI BIOSEQ, INC. AND BBI SOURCE SCIENTIFIC, INC. SUBSIDIARIES CONTINUE TO HAVE SUBSTANTIAL OPERATING LOSSES, THEN WE MAY NOT BE ABLE TO REALIZE THE BOOK VALUE OF THEIR ASSETS.

        Our BBI BioSeq subsidiary has incurred operating losses of approximately $4,900,000, since its acquisition in September 1998 through December 31, 2002. This subsidiary may not be successful in marketing and further developing its technology, and its technology may never achieve commercial viability. Accordingly, our BBI BioSeq subsidiary may never become profitable and we may need to write off some or all of the current net book value of its intangible assets related to its patents, which was approximately $571,000 as of December 31, 2002.

        As a result of our July 1997 acquisition of Source Scientific, Inc., we recorded approximately $2,200,000 of goodwill. Since this acquisition, our BBI Source Scientific subsidiary has incurred cumulative operating losses of approximately $3,764,000 (not including a $1,464,000 write down of goodwill in the third quarter of 2002), as of December 31, 2002. As of December 31, 2002, the remaining net book value of goodwill from the BBI Source Scientific acquisition was approximately $227,000. That subsidiary may continue to have operating losses and may never become profitable. If operating losses continue, some or all of the remaining goodwill associated with BBI Source Scientific in the amount of $227,000 may be written down or written off entirely.

IF WE ARE UNABLE TO OBTAIN BOTH THE NECESSARY REGULATORY APPROVALS AND SUBSTANTIAL FUNDS FOR OUR BBI BIOSEQ SUBSIDIARY'S PRODUCTS, OR IF DEMAND FOR NEW PRODUCTS AND SERVICES FAILS TO MATERIALIZE, OUR FUTURE REVENUES AND INCOME WILL BE LESS THAN WE HAVE PROJECTED.

        Our BBI BioSeq subsidiary, in conjunction with our other subsidiaries has developed products that involved significant development, preclinical and clinical testing, regulatory approvals and investment of substantial funds prior to their commercialization. Our BBI BioSeq subsidiary and BBI Source Scientific subsidiary have developed a pressure cycling technology process into a working laboratory instrument now available for commercial sale. We first introduced our Barocycler™ instrument and related disposable PULSE™ tubes based upon pressure cycling technology for commercial sale in September 2002. Demand for these commercial applications of pressure cycling technology may not materialize as expected. As a result, we may not be successful in selling the Barocycler™ instrument and disposable PULSE™ tubes in sufficient numbers to be commercially viable.

        In addition, we may not be successful in further developing pressure cycling technology into other commercially viable products and services, or such activities may take longer than currently expected; and if successful in such development activities, demand for such products and services may not develop as we anticipate.

        While we have nine issued U.S. patents relating to pressure cycling technology, certain pressure cycling technology applications may not fall within the claims of those issued patents. Further, individuals and groups utilizing present cycling technology may not be required to license such technology from us. Further, our future revenues and income could be less than we have projected.

IF THE FDA REQUIRES CLEARANCE OR APPROVAL FOR EITHER OUR PRODUCTS THAT ARE DESIGNATED ONLY FOR RESEARCH AND NOT FOR DIAGNOSTIC PROCEDURES OR OUR PRODUCTS THAT WE BELIEVE ARE EXEMPT FROM FDA CLEARANCE AND INITIATES ENFORCEMENT ACTION FOR OUR FAILURE TO DO SO, WE WILL LIKELY EXPEND SIGNIFICANT RESOURCES TO RESOLVE THE MATTER.

        In the United States, the Food, Drug, and Cosmetic Act prohibits the marketing of most IN VITRO diagnostic products until the Food and Drug Administration either clears or approves the products through processes that are time-consuming, expensive and uncertain. Some IN VITRO diagnostic products may be exempt from FDA clearance or approval if they have undergone validation studies. As of February 1, 2003, 47 of our Accurun 1(R) and Accurun(R) products had received FDA clearance.

        During 2003, our Accurun(R) External Run Controls products accounted for approximately 11.55% of our revenue. Although it has not done so in the past, the FDA may not agree that some of these products are entitled to an exemption and may adopt a different interpretation of the Food, Drug, and Cosmetic Act or other laws it administers. We believe that products which are used only for research and not in diagnostic procedures are not subject to FDA clearance or approval. We currently label some of our products "for research use only" because they are not intended for use in diagnostic procedures, and have not been cleared or approved by the FDA. It is possible, however, that some purchasers of these products may use them for diagnostic purposes rather than for research, despite our labeling. Under any of these circumstances, the FDA could allege that some or all of these products should have been cleared or approved, or otherwise validated prior to marketing, and could initiate enforcement action against us. If the FDA initiates enforcement action against us, we will likely expend a large amount of time, money, resources and management attention to resolve the matter. In addition, if we cannot obtain or are delayed in obtaining FDA clearances or approvals for our products, we may encounter delays or be unable to ever sell those products.

IF WE FAIL TO COMPLY WITH GOOD MANUFACTURING PRACTICES IN CONNECTION WITH THE MANUFACTURE OF OUR MEDICAL DEVICE PRODUCTS, WE MAY NOT BE ABLE TO DISTRIBUTE OUR PRODUCTS AND MAY NOT GENERATE PRODUCT REVENUES.

        We are also subject to strict FDA good manufacturing practice regulations which govern testing, control and documentation practices, and other post-marketing restrictions on the manufacture of our medical device products. Our IN VITRO diagnostic products and our laboratory instrumentation products are considered "medical device products," as defined by the FDA. Regulatory authorities monitor our ongoing compliance with good manufacturing practices and other applicable regulatory requirements through periodic inspections. If we fail to comply with good manufacturing practices or other regulatory requirements, we may not be able to obtain future pre-market clearances or approvals, or the FDA or other regulatory agencies may impose corrective action requirements, including total or partial suspension of product distribution, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. Any of these events would lead to increased costs and a drain on resources and could reduce our revenues and operating results.

BECAUSE WE CONDUCT OUR BUSINESS WORLDWIDE, CHANGES IN INTERNATIONAL REGULATORY REQUIREMENTS MAY MATERIALLY REDUCE OUR TOTAL REVENUES.

        Our international sales accounted for approximately 14.5% of our total revenues for the year ended December 31, 2002. Several Accurun(R) External Run Controls products are subject to international regulatory approvals in Germany and France.

        As of February 2003, seven of the Company's Accurun 1(R) Positive Control products designed for the European market have been "approved to CE Mark" by G-Med, a Designated Notified Body under the European Union's In Vitro Diagnostics Directive. The IVD Directive describes criteria that must be met and steps that must be taken for in vitro diagnostic products to be qualified for sale in European Union countries beginning at the end of 2003. In the IVD Directive, the European Union classifies products according to the risks associated with their failure or misuse, and establishes a process leading to CE Mark (approval to sell a product in EU countries) for each category. Our Accurun 1(R) product line is in the highest risk category because these products are intended for use with tests for HIV and Hepatitis B and C; thus the criteria for approval to CE Mark are the most stringent, and require Notified Body review. These international approval processes are similar to the FDA clearance process and good manufacturing practice regulations. Changes in international regulatory requirements and policies, including both changes in existing restrictions and future restrictions on importation of blood and blood derivatives, could result in reduced international sales, which may materially reduce our total revenues and income.

IF WE ARE UNABLE TO OBTAIN A STEADY AND ADEQUATE SUPPLY OF RARE SPECIMENS OF PLASMA AND SERUM, THEN WE MAY BE UNABLE TO PRODUCE OUR QUALITY CONTROL PANEL PRODUCTS AND OUR ACCURUN® EXTERNAL RUN CONTROLS PRODUCTS.

        We manufacture our diagnostic products, including our quality control panel products and Accurun® External Run Controls products, from human plasma and serum which we obtain from nonprofit and commercial blood centers in the United States and from similar sources throughout the world. Our BBI Diagnostics business unit, which manufactures and sells these diagnostic products, accounts for approximately 51% of our revenues. Our quality control panel products and Accurun® External Run Controls products contain rare plasma specimens that we collect from individuals who have been infected with particular diseases. The specimens are rare because we can collect them only during the brief period of time when the markers for a particular disease in an infected individual are converting from negative to positive. It is difficult to identify such infected individuals and to collect specimens from them during the brief period of time when the markers for a particular disease are converting from negative to positive. As a result, quantities of these specimens are limited. As we sell our quality control panel products and Accurun® External Run Controls products, we must find replacement specimens that are equally rare. We may also face competition to obtain these specimens which could further limit our ability to obtain the specimens and to produce our quality control panel products and Accurun® External Run Controls products. A limit in our ability to produce our products would reduce our future revenues and operating results.

IF WE ARE NOT ABLE TO REACT QUICKLY TO TECHNOLOGICAL CHANGE, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

        The infectious disease test kit industry is characterized by rapid and significant technological change, and changes in customer requirements. As a result, our ability to continue to compete effectively in this industry depends upon our ability to enhance our existing products and to develop or acquire, and introduce in a timely manner, new products that take advantage of technological advances and respond to customer requirements. We may not be successful in developing and marketing such new products or enhancements to our existing products on a timely basis, if at all, and such products may not adequately address the changing needs of the marketplace. Furthermore, rapid technological development may result in our products or services becoming obsolete or noncompetitive before we recover our investment in research, development and commercialization.

IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

        Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technologies and products. We rely primarily on a combination of trade secrets and non-disclosure and confidentiality agreements to establish and protect our proprietary rights in our technology and products. For the pressure cycling technology developed by our BBI BioSeq subsidiary, we have nine issued patents and several other patents pending. If we have not adequately protected our technology, or if our competitors misappropriate our intellectual property, we could lose market share and our future revenues and operating income could be significantly less than projected.

IF WE ARE UNABLE TO ATTRACT AND RETAIN A NEW CHIEF EXECUTIVE OFFICER, THEN WE MAY NOT BE SUCCESSFUL IN FULLY EXECUTING OUR BUSINESS PLAN.

        On February 14, 2003, we announced the termination of our Chairman and Chief Executive Officer. We subsequently appointed as Chairman Mr. William A. Wilson, an existing independent member of the Board of Directors. A special committee of our Board of Directors has been appointed to oversee management of the affairs of the Company until such time as a new Chief Executive Officer is employed. There are a limited number of qualified candidates for the position with the necessary technical background and management experience. We are competing for those candidates with companies that are larger and have greater financial resources than we. If we are not able to attract and retain a new, suitably qualified, Chief Executive Officer within a reasonable period of time, we may not be able to properly evaluate our strategic choices, our existing management may not be able to focus their attention on all necessary management matters and we may not be successful in fully executing our business plan.

IF WE ARE UNABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED SCIENTIFIC AND MANAGEMENT PERSONNEL, THEN WE MAY NOT BE ABLE TO DEVELOP AND REFINE OUR PRODUCTS AND SERVICES.

        Our products and services are highly technical and our key personnel must have specialized training or advanced degrees in order to develop and refine these products and services. There are a limited number of qualified scientific and management personnel who possess the technical background necessary to adequately understand and improve our products and services. We compete for these personnel with other companies, academic institutions, government entities and other organizations engaged in research and development of products similar to ours. If we are unable to attract and retain scientific and management personnel with the appropriate credentials who are capable of developing and refining our products and services, then our products and services could become inaccurate or unreliable, or could fail to obtain FDA approval and we may be unable to deliver new products.

WE MAY NOT BE ABLE TO FULLY COLLECT THE PRINCIPAL AND INTEREST DUE ON A $1,000,000 RECEIVABLE FROM OUR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER.

        As of January 2003, we recorded a $1,000,000 receivable from our former Chairman and Chief Executive Officer, Richard T. Schumacher. We continue to maintain a junior security interest in collateral pledged by Mr. Schumacher to a financial institution. The collateral includes certain of Mr. Schumacher's real property and all of his shares of our common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this receivable. If the value of the collateral decreases, we may have to write down or write off the receivable. Therefore, we cannot be certain that we will collect the full amount of the receivable.

A FEW STOCKHOLDERS CONTROL A SIGNIFICANT PERCENTAGE OF VOTING POWER AND MAY EXERCISE THEIR VOTING POWER IN A MANNER ADVERSE TO OTHER STOCKHOLDERS' INTERESTS.

        Our former Chairman and Chief Executive Officer, Richard T. Schumacher, and our other existing officers and directors collectively have voting control over approximately 15% of the outstanding shares of our common stock as of February 2003. In addition, approximately 23% of the outstanding shares of our common stock as of February 2003 were controlled by Mr. Richard Kiphart, an unaffiliated investor. Accordingly, these stockholders, should they choose to act in concert, are in a position to exercise a significant degree of control and to significantly influence stockholder votes on the election of directors, increasing the authorized capital stock, and authorizing mergers and sales of assets. These stockholders may act in a manner that is adverse to your personal interests.

PROVISIONS IN OUR CHARTER AND BY-LAWS AND OUR SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE OR FRUSTRATE STOCKHOLDERS' ATTEMPTS TO REMOVE OR REPLACE OUR CURRENT MANAGEMENT.

        Our amended and restated articles of organization and restated bylaws contain provisions that may make more difficult or discourage changes in our management that our stockholders may consider to be favorable. These provisions include:

  •
  classified board of directors;

  •
  advance notice for stockholder nominations to the board of directors;

  •
  limitations on the ability of shareholders to remove directors; and

  •
  a provision that allows a majority of the directors to fill vacancies on the board of directors.

        These provisions could prevent or frustrate stockholders' attempts to make changes in our management that our stockholders consider to be beneficial.

        On February 27, 2003, our Board of Directors adopted a Shareholder Purchase Rights Plan. This Plan may have the effect of discouraging or preventing a change in control.

        All of these provisions could limit the price that our stockholders might receive in the future for shares of our common stock.

THE EXERCISE OF ALL OUTSTANDING OPTIONS AND THE CONVERSION OF ALL OUTSTANDING WARRANTS COULD HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR COMMON STOCK.

        We have 1,395,687 options outstanding as of December 31, 2002 which are exercisable at various prices. In addition, we have outstanding warrants, with various strike prices, which are exercisable for a total of 231,901 shares of our common stock as of December 31, 2002. The options and warrants exercisable as of December 31, 2002 represent approximately 19.6% of our issued and outstanding common stock based on the number of shares issued and outstanding as of December 31, 2002 on a fully diluted basis. The exercise of our outstanding options and warrants could place downward pressure on the price of our common stock.

WE ARE INCURRING SIGNIFICANT LOSSES AND CANNOT ASSURE THAT WE WILL BECOME PROFITABLE.

        We incurred net losses in four out of the last five years. For the year ended December 31, 2002, we incurred a net loss of $1,488,000. For the year ended December 31, 2001 we had net income of $3,447,000, but the results for that year included $4,334,000 from discontinued operations. We cannot assure that we will become profitable or that we can maintain profitability if we attain it.

        In January 2002, we pledged a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from a financial institution to an entity controlled by our former Chairman and Chief Executive Officer, Richard T. Schumacher. In January 2003, the $1,000,000 was used to satisfy our limited guaranty obligation to the financial institution. This may adversely affect our operational needs for cash in 2003 and thereafter.

        If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital sooner than expected and there can be no assurance that we will be able to obtain additional financing or capital on acceptable terms or that we will be successful in eliminating or scaling back certain of our activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to interest rate risk in connection with its long-term debt. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2002, that are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is less than $100,000, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at December 31, 2002, that is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the Company believes the risk exposure is not material.

        The Company is exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. Trade receivables credit risk exposure is significant as the Company derives a significant portion of its revenues from a small number of customers. However, this risk is mitigated by the dispersion across different industries and geographies in which the customers operate; in addition to this, approximately 31% of 2002 consolidated revenue was from all branches of the National Institutes of Health, a U.S. Government agency. The Company is exposed to credit-related risks associated with its trade accounts receivable from foreign customers but they are denominated in U.S. dollars mitigating the currency risk.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$975,649	$2,857,916
Accounts receivable, less allowances of $117,671 in 2002 and $125,617 in 2001	3,701,105	4,073,513
Inventories	7,094,053	6,763,144
Prepaid expenses and other current assets	303,396	176,275
Restricted cash (Note 12)	1,000,000	—

Total current assets	13,074,203	13,870,848

Property and equipment, net	5,826,817	6,533,671
OTHER ASSETS:
Goodwill and other intangible assets, net	798,542	854,864
Other long-term assets	143,807	154,871

Total other assets	942,349	1,009,735

TOTAL ASSETS	$19,843,369	$21,414,254

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,970,517	$1,666,771
Accrued employee compensation	898,449	907,426
Other accrued expenses	506,823	607,004
Net liabilities from discontinued operations (Note 2)	302,436	1,148,222
Current maturities of long term debt	79,875	82,053
Deferred revenue and other current liabilities	118,609	52,398

Total current liabilities	3,876,709	4,463,874

LONG-TERM LIABILITIES:
Long term debt, less current maturities	2,337,874	2,402,837
Net liabilities from discontinued operations (Note 2)	408,005	538,325
Other liabilities	593,735	568,906
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,786,335 and 6,132,718 issued and outstanding at December 31, 2002 and 2001, respectively	67,863	61,327
Additional paid-in capital	21,811,262	20,170,492
Common Stock Subscription, net of issuance costs	—	1,497,568
Loan to officer/director (Note 12)	—	(525,000)
Accumulated deficit	(9,252,079)	(7,764,075)

Total stockholders' equity	12,627,046	13,440,312

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$19,843,369	$21,414,254

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
REVENUE:
Products	$12,696,830	$13,092,771	$12,387,416
Services	10,067,807	8,733,336	7,082,538

Total revenue	22,764,637	21,826,107	19,469,954
COSTS AND EXPENSES:
Cost of products	6,535,429	6,337,437	7,269,817
Cost of services	7,727,137	6,783,329	5,581,636
Research and development	2,611,060	2,303,350	2,443,779
Selling and marketing	3,286,183	2,916,013	2,659,935
General and administrative	4,108,734	3,976,568	4,918,899
Impairment of intangible asset	—	—	1,464,220

Total operating costs and expenses	24,268,543	22,316,697	24,338,286
Operating loss from continuing operations	(1,503,906)	(490,590)	(4,868,332)
Interest income	41,809	57,515	23,598
Interest expense, including beneficial conversion feature (Note 7)	(247,971)	(438,008)	(1,617,311)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,710,068)	(871,083)	(6,462,045)
Provision for income taxes	(2,936)	(15,678)	(1,151,940)

Loss from continuing operations before cumulative effect of change in accounting principle	(1,713,004)	(886,761)	(7,613,985)
Cumulative effect of change in accounting principle (Note 7)	—	—	(190,223)

Loss from continuing operations	$(1,713,004)	$(886,761)	$(7,804,208)
Discontinued operations (Note 2)
Income (loss) from discontinued operations of Clinical Laboratory segment (less income taxes of $0, $969,000, and $0 in 2002, 2001 and 2000, respectively)	225,000	4,334,498	(196,751)

Net income (loss)	$(1,488,004)	$3,447,737	$(8,000,959)

Loss from continuing operations per share, basic & diluted	$(0.26)	$(0.14)	$(1.43)
Income (loss) per share from discontinued operations, basic & diluted	$0.03	$0.70	$(0.03)
Net income (loss) per share, basic & diluted	$(0.22)	$0.56	$(1.46)
Number of shares used to calculate net income (loss) per share basic and diluted	6,660,662	6,204,384	5,465,358

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
				Receivable for Exercised Warrants	Prepaid Common Stock Subscription
	Shares	$.01 Par Value	Additional Paid-In Capital			Loan to Officer/ Director	Accumulated Deficit	Total Stockholders' Equity
BALANCE, December 31, 1999	4,773,365	$47,734	$16,809,242				$(3,210,853)	$13,646,123
Common stock issued in connection with Employee Stock Purchase Plan	8,458	84	26,264					26,348
Stock warrants issued			1,000					1,000
Stock options and other warrants exercised	370,693	3,707	906,304					910,011
Exercise of Paradigm warrants	500,000	5,000	1,954,979	(2,225,000)				(265,021)
Reserve for exercise of Paradigm warrants			(1,959,979)	2,225,000				265,021
Stock warrants issued/beneficial conversion feature in connection with 3% Senior Subordinated Convertible Debentures			1,167,052					1,167,052
Net loss							(8,000,959)	(8,000,959)

BALANCE, December 31, 2000	5,652,516	56,525	18,904,862			—	(11,211,812)	7,749,575
Common stock issued in connection with Employee Stock Purchase Plan	15,292	153	26,210					26,363
Conversion of 3% Senior Subordinated Convertible Debentures	801,325	8,013	970,876					978,889
Beneficial conversion feature in connection with 3% Senior Subordinated Convertible Debentures			(527,519)					(527,519)
Stock based compensation			30,000					30,000
Stock options and other warrants exercised	163,585	1,636	397,063					398,699
Cancelled Exercise of Paradigm warrants	(500,000)	(5,000)	5,000					—
Tax benefit of stock options exercised			364,000					364,000
Loan to Officer / Director						$(525,000)		(525,000)
Prepaid Common Stock Subscription, net					$1,497,568			1,497,568
Net Income							3,447,737	3,447,737

BALANCE, December 31, 2001	6,132,718	$61,327	$20,170,492	$—	$1,497,568	$(525,000)	$(7,764,075)	$13,440,312
Common stock issued in connection with Employee Stock Purchase Plan	9,749	98	25,343					25,441
Issuance of Common Stock, net	600,000	6,000	1,491,568		(1,497,568)			—
Stock options and other warrants exercised	43,868	438	123,859					124,297
Repayment of Loan to Officer / Director						525,000		525,000
Net Loss							(1,488,004)	(1,488,004)

BALANCE, December 31, 2002	6,786,335	$67,863	$21,811,262	$—	$—	$—	$(9,252,079)	$12,627,046

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,488,004)	$3,447,737	$(8,000,959)
Less income (loss) from discontinued operations	225,000	4,334,498	(196,751)

Loss from continuing operations	(1,713,004)	(886,761)	(7,804,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,302,106	1,415,253	1,609,454
Non-cash interest expense on convertible debentures	—	(508,906)	707,704
Stock based compensation	—	30,000	—
Cumulative effect of change in accounting principle	—	—	190,223
Impairment of intangible assets	—	—	1,464,220
Provision for doubtful accounts	—	55,808	2,064
Deferred income tax valuation allowance	—	—	1,155,325
Loss on disposal of property and equipment	—	—	4,721
Changes in operating assets and liabilities:
Accounts receivable	380,354	(247,378)	469,943
Inventories	(330,908)	(297,596)	(3,855)
Prepaid expenses and other current assets	(127,121)	60,456	48,316
Receivable for income taxes	—	212,762	(212,762)
Other long-term assets	3,119	(19,294)	11,910
Accounts payable	303,746	434,074	(554,880)
Accrued compensation	(8,977)	70,622	3,571
Other accrued expenses	(100,181)	(367,602)	(101,408)
Deferred revenue	66,211	22,237	23,897
Deferred rent and other liabilities	24,828	(29,262)	190,078

Net cash used in operating activities	(199,827)	(55,587)	(2,795,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(624,581)	(416,202)	(1,025,460)
Proceeds from sale of property and equipment	85,651	35,509	—

Net cash used in investing activities	(538,930)	(380,693)	(1,025,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage, net of issuance costs	—	—	2,446,573
Net proceeds (repayments) from issuance of convertible debentures	—	(1,663,352)	2,531,023
Proceeds from issuance of warrants	—	—	327,643
Proceeds from issuance of common stock	149,738	425,062	936,359
Proceeds from prepaid common stock subscription, net of issuance costs	—	1,497,568	—
Loan to officer/director	525,000	(525,000)	—
Pledge of restricted cash as security for loan from bank to officer/director	(1,000,000)
Repayments on line of credit	—	(5,762,635)	(1,383,016)
Repayments of long-term debt, net	(67,140)	(82,127)	(75,462)

Net cash provided (used) by financing activities	(392,402)	(6,110,484)	4,783,120

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(1,131,159)	(6,546,764)	961,973
Change in cash and cash equivalents provided by discontinued operations	(751,108)	7,622,580	543,959
Cash and cash equivalents, beginning of year	2,857,916	1,782,100	276,168

Cash and cash equivalents, end of year	$975,649	$2,857,916	$1,782,100

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,112	$29,801	$85,119
Interest paid	244,407	370,149	416,557
NON-CASH ACTIVITIES:
Capital lease obligations incurred	—	$21,242	$95,577
Conversion of Debentures to equity	—	978,889	—
Issuance of 600,000 shares associated with prepaid stock subscription	$1,497,568	—	—

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business and Significant Accounting Policies

        Boston Biomedica, Inc. ("BBI") and Subsidiaries (together, the "Company") provide infectious disease diagnostic products, laboratory instrumentation, contract research and specialty infectious disease testing services to the in-vitro diagnostic industry, government agencies, blood banks, hospitals and other health care providers worldwide as of December 31, 2002. The Company also invests in new technologies related to infectious diseases. The Company is subject to risks common to companies in the biotechnology, medical device and diagnostic industries, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulations.

        As of December 31, 2002, the Company had approximately $9,200,000 in working capital. At December 31, 2002, the Company had cash and cash equivalents of $975,649, excluding restricted cash of $1,000,000, compared to cash of $2,857,916 at December 31, 2001. In January 2003, the $1,000,000 of restricted cash pledged to a financial institution to secure the Company's limited guaranty of a loan from the financial institution to an entity controlled by Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer, was used to satisfy the Company's guaranty obligation to the financial institution as discussed further below. The Company has experienced operating losses from continuing operations of $1,504,000 and $491,000 and has experienced negative cash flows from operations of $200,000 and $56,000 for the years ended December 2002 and 2001, respectively. In addition, it is anticipated there may be additional working capital requirements in connection with PCT Barocycler™ sales and marketing activities. Management has met its recent historical cash flow needs by managing its working capital and utilizing proceeds from the February 2001 sale of one of its business segments. It plans to manage its future liquidity needs through cost reductions and additional selling initiatives.

        The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but the financial institution has waived this default and the Company's other defaults relating to reports and the termination of the Company's former Chairman and Chief executive officer.

        Based on current forecasts, management believes that the company has sufficient liquidity to finance operations for the next twelve months. Management's forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds. There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all. If adequate funds are not available when needed, the Company may be required to further reduce its fixed costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations. The Company is considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities.

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

        In February 2001, the Company sold the business and certain assets and liabilities of BBI Clinical Laboratories, Inc. ("BBICL") to a third party in conjunction with its decision to exit the clinical laboratory business segment. In accordance with the provisions of APB No. 30, concerning the reporting the effects of disposal of a segment of a business, the Company classified the results of BBICL as discontinued operations in the accompanying statements of operations.

  (ii) Use of Estimates

        To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on the disposition of the Company's discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in determining the ultimate cost of abandoning a lease (associated with discontinued operations) at a facility no longer being utilized, in estimates regarding the collectability of accounts receivable, realizability of loans made to employees including sufficiency of collateral, deferred tax assets, the net realizable value of its inventory, as well as an estimate for remaining liabilities associated with discontinued operations. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

  (iii) Revenue Recognition

        We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

        Product revenue is generally recognized upon shipment of the products. The company will occasionally recognize revenue on a bill and hold basis after completion of manufacture for specific orders at the request of the customer. Bill and hold sales transactions are entered into after consideration of customer needs and capabilities relating to freezer capability to store biological substances at required temperatures. All bill and hold transactions meet specified revenue recognition criteria that include:

  •
  The risk of ownership has passed to the customer;

  •
  The customer has a fixed commitment to purchase the goods;

  •
  The customer, not the company, has requested the transaction to be on a bill and hold basis;

  •
  There is a fixed schedule for delivery of the goods;

  •
  We do not retain any specific performance obligations such that the earnings process is not complete;

  •
  The ordered goods are segregated from our inventory and not subject to being used to fill other orders; and

  •
  The goods must be complete and ready for shipment

        The company also considers the following prior to recognizing revenue:

  •
  The transaction is subject to normal billing and credit terms for the specific customer;

  •
  The company's past experience with the pattern of bill and hold transactions;

  •
  Whether the customer has the expected risk of loss in the event of a decline in the market value of the goods;

  •
  Whether our custodial risks are insurable and insured;

  •
  Whether APB 21, pertaining to the need to discounting the related receivables, is applicable; and

  •
  Whether extended procedures are necessary in order to assure that there are no exceptions to the customer's commitment to accept and pay for the goods

        Total revenue related to bill and hold transactions was approximately $380,000, $610,000, and $562,000, for the years ended December 31, 2002, 2001, and 2000, respectively

        Revenue from service contracts is earned as the related services are performed. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate earnings process. In the event that an element of such multiple element arrangement does not represent a separate earnings process, revenue from this element is recognized over the term of the related contract. Services are recognized as revenue upon completion of tests for laboratory services. Revenue from service contracts and research and development contracts for the Company's laboratory instrumentation business is recognized as the service and research and development activities are performed under the terms of the contracts.

        Revenue under long-term contracts, generally lasting from one to five years, including funded research and development contracts, is recorded when costs to perform such research and development activities are incurred. Billings under long-term contracts are generally at cost plus a predetermined profit. Billings occur as costs associated with time and materials are incurred. Customers are obligated to pay for such services, when billed, and payments are non-refundable. On occasion certain customers make advance payments that are deferred until revenue recognition is appropriate. Total revenue related to long-term contracts was approximately $5,802,000, $5,062,000, and $5,082,000, for the years ended December 31, 2002, 2001, and 2000, respectively. Total contract costs associated with these agreements were approximately $5,610,000, $4,911,000, and $5,540,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Included in the revenue recognized under long-term contracts are certain unbilled receivables representing additional indirect costs, which are allowed under the terms of the respective contracts. Unbilled receivables were less than $62,000 for all years presented.

        During the fiscal years 2002, 2001, and 2000, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 31%, 31% and 30%, respectively, of total consolidated revenues from continuing operations of the Company. Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

  (iv) Cash and cash equivalents

        The Company's policy is to invest available cash in short-term, investment grade, interest bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and classified as cash equivalents. At December 31, 2002, the Company had cash and cash equivalents of $975,649, excluding restricted cash of $1,000,000 pledged to a financial institution to secure the Company's limited guarantee of a loan from the financial institution to an entity controlled by Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer (See Note 12).

  (v) Research and Development Costs

        Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs, are expensed as incurred

  (vi) Inventories

        Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

  (vii) Property and Equipment

        Property and equipment are stated at cost. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives ranging from five to ten years for certain manufacturing and laboratory equipment, from three to five years for management information systems and office equipment, three years for automobiles and thirty years for the building. Leasehold improvements are amortized over the shorter of the life of the improvement or the remaining life of the leases, which range from four to ten years. Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the accounting records. Any resulting gain or loss is credited or charged to income. Depreciation on PCT demonstration units is allocated over the expected useful life of two years.

  (viii) Goodwill and Intangible Assets

        The Company has classified as intangible assets, costs associated with the fair value of certain assets of the businesses acquired. Intangible assets such as patents, licenses, and intellectual property rights, are being amortized on a straight-line basis over four to sixteen years. Goodwill was amortized through December 31, 2001, using the straight-line method over periods ranging up to fifteen years; accumulated amortization was $510,500 as of December 31, 2001. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The Company adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, amortization of goodwill ceased and the Company assesses the realizability of these assets annually and whenever events or changes in circumstances indicate it may be impaired. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the Company's reporting units. The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of remaining goodwill performed during the year pursuant to the requirements of that accounting pronouncement concluded no impairment had occurred; see Note 5.

  (ix) Long-Lived Assets

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While the Company's current and historical operating losses and cash flow are indicators of impairment, the Company completed an annual test for impairment at December 31, 2002 and determined that goodwill was not impaired.

  (x) Income Taxes

        The Company utilizes the liability method of accounting for income taxes. Under this method, deferred taxes arise from temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are recognized when realized using the flow through method of accounting. In the year ended December 31, 2000, the Company established a full valuation allowance for all of its deferred tax assets based on applicable accounting standards and in consideration of incurring three consecutive years of losses (see Note 9).

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

        Potentially dilutive securities having a net effect of 164,002, 9,531, and 2,500 common shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001 and 2000 options outstanding having exercise prices greater than the fair market price of common shares totaled 181,000, 1,087,287 and 2,500 respectively.

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

  (xv) Recent Accounting Standards

        Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), is effective for all business combinations initiated after June 30, 2001. The new standard requires companies to record business combinations using the purchase method of accounting. The Company has not done a business combination since the issuance of SFAS 141.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective in 2003. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

        SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of the standard did not materially affect the Company's financial statements.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Adoption of the standard is generally required in 2003. Under the standard, gains and losses on early extinguishment of debt, will be reported as other nonoperating income or expense. The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes Emerging Issues Task Force Issue (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities and generally will lengthen the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company's previously announced restructuring plans.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement had no impact on the Company.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the company has elected to apply APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to fair market value. The company is complying with the disclosure requirements of SFAS No. 148 in this note under (xvii) Stock-Based Compensation.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (An interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34") ("FIN 45"). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for annual periods that end after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company does not expect FIN No. 46 will have a material effect on its financial statements.

        In November 2002, the EITF reached a final consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The provisions of EITF 00-21 are required to be adopted for revenue arrangements entered into by the Company after June 28, 2003, although early adoption is permitted. EITF 00-21 addresses arrangements with customers that have multiple deliverables such as equipment and installation and provides guidance as to when recognition of revenue for each deliverable is appropriate. The Company is evaluating the timing and impact of adoption of EITF 00-21.

  (xvi) Reclassifications

        Certain amounts included in the prior year's financial statements have been reclassified to conform to the current years presentation.

  (xvii) Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2002, the Company has six stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income (loss)—as reported	$(1,488,004)	$3,447,737	$(8,000,959)
Add back: Stock-based compensation in net income (loss), as reported	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,017,123)	63,754	(230,976)
Net Income (loss)—pro forma	$(2,505,127)	$3,511,491	$(8,231,935)
Basic and Diluted net income (loss) per share—as reported	$(0.22)	$0.56	$(1.46)
Basic and Diluted net income (loss) per share—pro forma	$(0.38)	$0.57	$(1.51)

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000.

	2002	2001	2000
Risk-free interest rate	2.74%	4.12%	5.77%
Volatility factor	90.88%	99.17%	98.54%
Weighted average expected life	4.2	4.0 years	5.1 years
Expected dividend yield	—	—	—

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

        The Company estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $710,000 as of December 31, 2002. The major component of this accrual is estimated lease exit and facility related costs ($504,000), with the remainder for other miscellaneous costs associated with exiting this business segment. The Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002; the gain may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility. The remaining closing costs include an estimate to dispose of any remaining assets and retire all existing liabilities including the facility lease. The Company utilized in 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the income tax effect of this gain. All financial data presented in the accompanying financial statements has been reclassified to reflect discontinued operations of this segment of the business for all periods presented. Revenues from discontinued operations, net of intercompany eliminations of $0 and $197,287, were $973,000 and $8,366,995, in the period January 1, 2001 to February 20, 2001 (date of sale) and the year 2000 respectively. A summary of the change in total short term and long term net liabilities from discontinued operations is as follows:

Total short term and long term net liabilities from discontinued operations, 12/31/01:	$1,686,547
Reduction in previously established reserves	(225,000)
State income taxes, net	(379,016)
Third party audits	(154,314)
Facility Lease	(161,220)
Other expenses, net	(56,556)

Total short term and long term net liabilities from discontinued operations, 12/31/02:	$710,441

(3) Inventories

        The Company purchases human plasma and serum from various private and commercial blood banks. Upon receipt, such purchases generally undergo comprehensive testing, and associated costs are included in the value of raw materials. Most plasma is manufactured into Basematrix and other diagnostic components to customer specifications. Plasma and serum with the desired antibodies or antigens are sold or manufactured into Quality Control Panels, Accurun® External Run Controls, and reagents ("Finished Goods"). Panels and reagents are unique to specific donors and/or collection periods, and require substantial time to characterize and manufacture due to stringent technical specifications. Panels play an important role in diagnostic test kit development, licensure and quality control. Panels are manufactured in quantities sufficient to meet expected user demand, which may exceed one year. Inventory also includes component parts used in the manufacture of laboratory instrumentation and commencing in 2002, PCT products. Inventory balances at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Raw materials	$3,170,988	$2,855,390
Work-in-process	1,988,585	2,151,359
Finished goods	1,934,480	1,756,395

	$7,094,053	$6,763,144

(4) Property and Equipment

        Property and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Laboratory and manufacturing equipment	$3,399,055	$3,370,925
Management information systems	3,594,295	3,373,132
Office equipment	929,328	919,947
Automobiles	166,761	156,726
PCT demonstration equipment	157,573	—
Leasehold improvements	2,881,090	2,816,108
Land, building and improvements(1)	2,687,661	2,687,661

	13,815,763	13,324,499
Less accumulated depreciation	7,988,946	6,790,828

Net book value	$5,826,817	$6,533,671

(1)
includes the Company's West Bridgewater, MA facility, which serves as collateral to an existing mortgage; see Note 7 "Debt".

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,246,000, $1,327,000, and $1,410,000 respectively.

        At December 31, 2002, BBI Source, BBI Biotech and BBI Diagnostics had approximately $300,000, $1,200,000 and $1,150,000 in fully depreciated assets still in use, respectively.

        In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalized approximately $448,000 of internal labor and related costs, in 1999, in connection with its ERP System Implementation. These costs are included in the Management Information Systems line item and are being depreciated over the same life as the system, 5 years. Annual depreciation expense related to these capitalized costs was approximately $90,000 for each of the three years ended December 31, 2002.

(5) Goodwill and Other Intangible Assets

        Other intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Other intangible assets at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Patents, Licenses and Other Intangibles	$884,902	$884,902
Less accumulated amortization	(313,444)	(257,122)

subtotal—other intangible assets excluding goodwill	571,458	627,780

Goodwill	737,584	737,584
Less accumulated amortization	(510,500)	(510,500)

subtotal—net goodwill	227,084	227,084

Total net goodwill and other intangible assets	$798,542	$854,864

        Included in intangible assets as of December 31, 2002 and 2001 is $227,084 of goodwill associated with BBI Source Scientific, Inc. Amortization expense for the years ended December 31, 2002, 2001, and 2000 was approximately $56,000, $79,000, and $173,000, respectively. The net book value of the remaining other intangible assets excluding goodwill, as of December 31, 2002 is comprised of approximately $571,000 of acquired PCT patents which is being amortized to expense on a straight line basis at the rate of $48,635 per year over the remaining useful life. The estimated annual future amortization expense of other intangible assets excluding goodwill is as follows:

2003	$48,635
2004	$48,635
2005	$48,635
2006	$48,635
2007	$48,635
2008 and thereafter	$328,283

        As part of an ongoing strategic review process, the Company's Board of Directors met in late September 2000 to review the progress of its Laboratory Instrumentation segment, and that segment's prospects for the future. Based on new updated information presented at this meeting and subsequent analyses showing lower revenue expectations, management approved implementation of a cost reduction plan including a headcount reduction, salary freeze, and sublease of excess manufacturing space. Using the assumptions associated with this revised business plan, the Company estimated future net undiscounted cash inflows and cash outflows over the remaining original amortization period of that segment's goodwill, and concluded an impairment had occurred. These annual net future cash inflows and outflows were then discounted at a rate commensurate with the business risks inherent with the future operations of the Laboratory Instrumentation segment, and thus, in accordance with the provisions of both "Accounting Principles Board Opinion No. 17—Intangible Assets" and "Statement of Financial Accounting Standards No. 121—Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," this segment's goodwill was written down by $1,464,000 in 2000. In 2002, the Company adopted SFAS 142; the Company an initial test for impairment upon the adoption of SFAS No. 142 at June 30, 2002, and determined that goodwill was not impaired. The

Company completed an annual test for impairment at December 31, 2002 and determined that goodwill was not impaired.

        The following pro forma adjusted net losses have been prepared as if SFAS. No. 142 had been applied retroactively:

	Year Ended December 31,
	2001	2000
Net income (loss)	$3,447,737	$(8,000,959)
Add back: Goodwill amortization*	21,627	115,090

Adjusted net income (loss)	$3,469,364	$(7,885,869)

Amounts per common share, basic and diluted:
Net income (loss)	$0.56	$(1.46)
Add back: Goodwill amortization	—	0.02

Adjusted net income (loss)	$0.56	$(1.44)

*
Year 2000 excludes $1,464,220 impairment of intangible asset (BBI Source Scientific, Inc. goodwill)

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

        The Company had four operating segments as of December 31, 2002, as a result of its decision in late 2000 to exit the clinical laboratory segment of the business. The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment pursues third party contracts to help fund the development of products and services for the other segments, primarily with agencies of the United States Government. The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment consists of research and development primarily in pressure cycling technology ("PCT"). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid purification and pathogen inactivation. The Company announced the availability for commercial sale of its PCT products in late September of 2002. PCT Revenue to date consists primarily of both private and public (NIH) funding of segment research and, commencing in late 2002, from the sale of PCT products. Most of the expenditures incurred by this segment are for research and development expenses, and general management expenses including patent costs.

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

        Operating segment revenue for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Diagnostics	$11,611	$11,489	$10,863
Biotech	10,162	9,181	7,428
Laboratory Instrumentation	2,374	2,365	2,309
PCT	717	392	371
Panacos	—	—	161
Eliminations	(2,099)	(1,601)	(1,662)

Total revenue	$22,765	$21,826	$19,470

        Operating segment income (loss) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Diagnostics	$1,478	$1,674	$1,015
Biotech	(319)	(212)	(398)
Laboratory Instrumentation(1)	(507)	(460)	(2,819)
PCT	(2,156)	(1,493)	(1,298)
Panacos	—	—	(1,027)
Reclassifications/Other	—	—	(341)

Total loss from operations	$(1,504)	$(491)	$(4,868)

        Operating segment depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Diagnostics	$538	$598	$692
Biotech	573	593	582
Laboratory Instrumentation(1)	107	140	1,717
PCT	84	84	83

Total depreciation and amortization	$1,302	$1,415	$3,074

(1)
Included in the Laboratory Instrumentation segments loss for 2000 is a $1,464 write down of a portion of the Laboratory Instrumentation segment's goodwill. (See also Note 5)

        Identifiable operating segment assets are all located in the United States, and as of December 31, 2002 and 2001 were as follows:

	2002	2001
Corporate	$2,141	$3,186
Diagnostics	10,281	10,600
Biotech	4,844	5,286
Laboratory Instrumentation	1,826	1,628
PCT	751	714

Total assets	$19,843	$21,414

        Operating segment capital expenditures for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Diagnostics	$139	$205	$283
Biotech	322	207	818
Laboratory Instrumentation	5	4	19
PCT	158	21	1

Total capital expenditures	$624	$437	$1,121

        Revenue by geographic area for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
United States	$19,460	$18,389	$15,295
Europe	2,209	2,397	2,594
Pacific Rim	620	624	841
Total all others	476	416	740

Total	$22,765	$21,826	$19,470

        Revenue of Product and Service classes in excess of 10% of consolidated revenue from continuing operations (excludes inter-segment sales) for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Quality Control Products	$7,909	$8,343	$8,210
Government Contracts	7,370	7,617	5,929
Diagnostic Components	3,182	2,629	1,788
Laboratory Instrument Products	1,654	1,895	1,953

        The government contract revenues are from United States government agencies, primarily various branches of the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue in each of the years ended December 31, 2002, 2001 and 2000. During the fiscal years 2002, 2001, and 2000, the combined revenues from all branches of the NIH accounted for approximately 31%, 31% and 30%, respectively, of total consolidated revenues from continuing operations of the Company.

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

        On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003 (the "Debentures"). Proceeds to the Company, net of a 5% original issue discount and debt issuance costs, amounted to $2,858,000, of which $327,000 has been allocated to the relative fair value of the associated common stock purchase warrants. The fair value of the warrants was determined using the Black Scholes option-pricing model and the following assumptions: a risk free interest rate of 6.02%, a volatility factor of 91.17%, a contractual life of 5 years and no expected dividend yield. The Company then allocated the proceeds of the Debentures, net of the original issue discount ($3,087,500), on a pro-rata basis using the calculated fair value of the warrants ($318,000) and the fair value of the Debentures ($2,685,000). This resulted in proceeds of approximately $327,000 and $2,761,000 being allocated to the relative fair value of the warrants and the Debentures, respectively. The Debentures are convertible into the Company's common stock commencing November 24, 2000, at a conversion price equal to the lesser of (i) $3.36 per share or (ii) 90% of the average of the five lowest volume weighted average sales prices of Common Stock as reported by Bloomberg L.P. during the twenty-five business days immediately preceding the date on which the Debenture holders notify the Company of their intention to convert all or part of the Debenture into Common Stock. In connection with this transaction, the Company issued warrants, expiring August 2005, to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share. Interest on the Debentures is payable quarterly in arrears commencing September 30, 2000. The Debentures are subordinate to both the Company's line of credit (which was terminated in February 2001) and mortgage on its West Bridgewater, MA facility. The Company may elect at any time to redeem all or any portion of the remaining unpaid principal amount of the Debentures for cash. In addition, upon receipt of a notice of conversion from a holder of the Debentures, the Company may elect to redeem that portion being converted for cash in lieu of common stock of the Company. In both cases, the redemption price equals the number of shares of common stock into which the Debenture being redeemed is convertible, times the average closing bid price of the Company's common stock for the five preceding trading days.

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

        On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,374,000 remains outstanding as of December 31, 2002. The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. The mortgage precludes the payment of dividends on the Company's common stock and contains certain other restrictive covenants. Under this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but the financial institution has waived this default and the Company's other defaults relating to reports and the termination of the Company's former chairman and chief executive officer. Monthly payments on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010. The mortgage is collateralized by the Company's West Bridgewater, MA facility, which has a net book value of $2,042,000 at December 31, 2002. Future principal payments due on the Company's mortgage agreement are approximately $59,000, 65,000, $71,000, $78,000 and $87,000 for each of the years ended December 31, 2003, 2004, 2005, 2006, and 2007, respectively.

(8) Retirement Plan

        In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. As of December 31, 2001, no such contributions had been made, however, commencing in 2002, the Company formally adopted and implemented a limited matching contribution program. During 2002, 2001 and 2000 the Company recognized administrative expense of approximately $22,000, $23,000, and $30,000, respectively in connection with the plan.

(9) Income Taxes

        The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2002	2001	2000
Current (benefit) provision: federal	$—	$—	$—
Current provision: state	2,936	15,678	—

Total current provision	2,936	15,678	—
Deferred provision: federal	—	—	879,557
Deferred provision: state	—	—	272,383

Total deferred provision	—	—	1,151,940

Total provision for income taxes from continuing operations	$2,936	$15,678	$1,151,940

        Significant items making up deferred tax liabilities and deferred tax assets were as follows:

	2002	2001
Current deferred taxes:
Inventory	$391,563	$271,949
Accounts receivable allowance	46,998	58,159
Technology licensed	231,984	254,617
Other accruals	365,960	141,801
Less: valuation allowance	(1,036,505)	(726,526)

Total current deferred tax assets	—	—
Long term deferred taxes:
Accelerated tax depreciation	53,868	(144,011)
Goodwill and intangibles	479,200	533,646
Tax credits	484,103	577,197
Operating loss carryforwards	1,844,460	1,503,528
Less: valuation allowance	(2,861,631)	(2,470,360)

Total long term deferred tax assets (liabilities), net	—	—

Total net deferred tax assets	$—	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

        The Company had net operating loss carryforwards for federal income tax purposes of approximately $3,500,000 and $2,700,000 at December 31, 2002 and 2001, respectively. These net operating loss carryforwards expire at various dates from 2012 through 2022. Included in this number are loss carryforwards of approximately $1,350,000 that were obtained through the acquisition of BioSeq, Inc. These carryforwards expire from 2012 through 2018. The Company had net operating loss carryforwards for state income tax purposes of approximately $10,500,000 and $9,400,000 at December 31, 2002 and 2001, respectively. These net operating loss carryforwards expire at various dates from 2003 through 2022. Included in this number are loss carryforwards of approximately $2,000,000 that were obtained through the acquisition of BioSeq, Inc. These carryforwards expire from 2011 through 2018.

        As of December 31, 2002, the Company had approximately $90,000 of alternative minimum tax credits, which do not expire, and $372,000 of federal research credits, which expire from 2011 to 2022.

Included in the net operating loss and credit carryforwards discussed above is a deferred tax asset of approximately $375,000 reflecting the benefit of deductions from the exercise of stock options. The benefit from this deferred tax asset will be recorded to additional paid-in capital when realized.

        The Company's effective income tax rate from continuing operations for the years ended December 31, 2002, 2001 and 2000 differs from the statutory federal income tax rate as follows:

	2002	2001	2000
Federal tax (benefit) provision rate	(34)%	(34)%	(34)%
State tax (benefit) provision, net of federal benefit	(4)%	(4)%	(6)%
Non-cash deductions and other permanent items	2%	(10)%	(14)%
Effect of subsidiary leaving the group	—	—	4%
Valuation allowance	36%	50%	67%

Effective income tax (benefit) provision rate from continuing operations	0%	2%	17%

        The Company's federal income tax returns for fiscal years 1997 and 1998 have been examined by the Internal Revenue Service. The Company has agreed to a settlement of the audit covering these years. The Company believes the final computation of any assessment due will not have a material adverse effect on the accompanying financial statements.

(10) Commitments and Contingencies

  Leases

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

        At December 31, 2002, future minimum lease payments under non-cancelable leases, excluding discontinued operations, is as follows:

Year Ended	Operating Leases	Capital Leases
2003	$1,179,000	$16,000
2004	1,212,000	—
2005	944,000	—
2006	916,000	—
2007 and thereafter	541,000	—

Total minimum lease payments	$4,792,000	16,000

Less amount representing interest		(3,000)

Present value of minimum lease payments		$13,000

        The Company entered into a non-cancelable sublease agreement with a third party that expired January 2002. Rent expense, net of sublease income consisted of the following:

	2002	2001	2000
Basic expense	$1,111,000	$1,274,000	$1,109,000
Sublease income	(14,000)	(169,000)	(42,000)

Rent expense, net	$1,097,000	$1,105,000	$1,067,000

        In addition, as discussed further in Note 2, the Company is subject to future minimum lease payments in connection with the discontinued operations of its clinical laboratory segment of $161,000, $161,000, and $94,000 in 2003, 2004, and 2005, respectively. The Company included an estimate of this remaining lease commitment in 2001 as part of the calculation of the gain on the sale of certain assets from the clinical laboratory segment.

        The Company's California and Maryland facility leases include scheduled base rent increases over the term of the lease. The amount of base rent payments is charged to expense using the straight-line method over the term of the lease. As of December 31, 2002 and 2001, the Company has recorded a long-term liability of $357,000 and $306,000, respectively ($356,000 and $312,000 including the current portion) to reflect the excess of rent expense over cash payments since inception of the lease. In addition to base rent, the Company pays a monthly allocation of the operating expenses and real estate taxes for the California and Maryland facilities.

  Royalty Commitments

        The Company acquired in 1998 all the remaining common stock outstanding of BioSeq, a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay, a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002. Included in long-term liabilities at December 31, 2002 and 2001 are the present value of future minimum royalty payments of approximately $—0- and $19,700, respectively, payable to the former owners of BioSeq, Inc.

  Guarantees

        See Note 12 hereunder for further discussion of the Company's limited guaranty and pledge agreement of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the former Chief Executive Officer of the Company. In addition, BBI Clinical Laboratories, Inc., a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005 and which was guaranteed by the Company. In connection with the Company's decision to exit this business segment, the Company has assumed the obligation to make the remaining lease payments, which is included in the Company's estimate of remaining liabilities associated with discontinued operations. See also Note 2.

  Indemnifications

        In conjunction with certain transactions, the Company has agreed to indemnify the other parties with respect to certain liabilities related to the operation of the business. The scope and duration of such indemnity obligations vary from transaction to transaction. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications. The Company believes the estimated fair value of these agreements is minimal. Any indemnifications agreements are grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2002.

(11) Stockholders' Equity

Preferred Stock

        In 1996, the Company authorized the issuance of 1,000,000 shares of preferred stock having a par value of $0.01. None of theses shares have been issued to date.

Common Stock

        In December 2001, 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,500,000. These shares were issued in the first quarter of 2002 and therefore were not included in the total shares outstanding as well as in the calculation of earnings (loss) per share for the year ended December 31, 2001.

Shareholders Purchase Rights Plan

        On March 3, 2003, the Company's Board of Directors adopted a shareholder purchase rights plan and has declared a distribution of one Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued.

        The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company's shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged. Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of the Company's Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

        Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock or if a current 15% beneficial owner acquires additional shares of Common Stock, each holder of a Right (other than the 15% holder whose Rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the Right, that number of shares of the Company's Common Stock which at the time of such transaction will have a market value equal to two times the purchase price of the Right In the event that, at any time after a person or group acquires 15% or more of the Company's Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to purchase, upon payment of the purchase price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the Right.

        The Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment). At any time prior to the time any person or group acquires 15% or more of the Company's Common Stock, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right.

Employee Stock Purchase Plan

        In July 1999, the Company's Board of Directors and shareholders approved the 1999 Employee Stock Purchase Plan. The Company adopted this plan, which allows eligible employees to purchase shares of the Company's stock at 85% of market value as determined at the beginning and the end of the offering period. A total of 250,000 shares have been reserved for this plan. As of December 31, 2002, 33,499 shares had been issued under this plan.

Options and Warrants

        In 1996, the Company's Board of Directors and shareholders approved the adoption of the Employee Stock Option Plan (referred to herein as the "1996 Employee Stock Option Plan"). The purpose of the 1996 Employee Stock Option Plan is to provide increased incentives to employees of the Company to remain affiliated with the Company, to promote the success of the Company's business and to associate more closely the interests of such persons with those of the Company through the granting of options to acquire the capital stock of the Company. Under the 1996 Employee Stock Option Plan, as amended in July 1999, an aggregate of 2,000,000 shares of common stock have been authorized for issuance upon exercise of non-qualified and incentive stock options granted under the Plan. Options may be granted to those employees of the Company who are employed a minimum of 20 hours per week.

        In 1999, the Board of Directors and shareholders approved the adoption of the 1999 Non-Qualified Stock Option Plan which authorizes the issuance of up to 1,250,000 shares of common stock upon exercise of non-qualified stock options. The purpose of the 1999 Non-Qualified Stock Option Plan is to attract and retain employees, directors, advisors and consultants and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Options under the 1999 Non-Qualified Stock Option Plan may be granted to employees, directors, advisers and consultants of the Company, capable of contributing significantly to the successful performance of the Company.

        The 1996 Employee Stock Option Plan and the 1999 Non-Qualified Stock Option Plan are administered by a committee of the Board of Directors. The exercise price of options granted under these plans generally equals the fair market value of the stock at grant date. Generally, options become exercisable at the rate of 25% at the end of each of the four years following the anniversary of the grant. Options expire ten years from the date of grant, or 30 days from the date the grantee's affiliation with the Company terminates.

        At December 31, 2002, 1,764,163 shares were reserved for incentive stock options under the 1996 Employee Stock Option Plan, of which 874,876 are available for future grants. At December 31, 2002, 515,200 shares were reserved under both the 1987 Non-Qualified Stock Option Plan, which terminated in 1997, and the 1999 Non-Qualified Stock Option Plan of which 15,800 are available for future grants.

        In August 1999, the Company sold 500,000 warrants to purchase the Company's stock to Paradigm Group, a private investment company. The private placement consisted of warrants to purchase 400,000 shares of common stock at a purchase price of $4.25 and 100,000 shares of common stock at a purchase price of $5.25. Paradigm Group paid the Company $50,000 for the warrants. In addition, National Securities received warrants to purchase 40,000 shares of common stock with a purchase price of $4.25, warrants to purchase 10,000 shares of common stock with a purchase price of $5.25, and warrants to purchase 25,000 shares of common stock with a purchase price of $8.00, as a transaction fee. In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company's common stock. The holders of the warrants were required to pay the purchase price when the registration of the underlying shares became effective which was in December 2000. In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant. The suit, filed in the Circuit Court of Cook County,

Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission. In December 2000, Paradigm Group, LLC withdrew this lawsuit. In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares. On June 15, 2001 the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes. Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with the warrants issued in that private placement. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement). As of September 30,2001, these shares were cancelled by the Company.

        In November 1999, the Company sold 29,153 equity units to MDBio, Inc., a Maryland not-for-profit corporation. Each equity unit consists of one share of common stock and a warrant to purchase one share of common stock at a purchase price of $10.00. MDBio paid the Company $175,000 for the equity units and has until September 2003 to exercise the warrants.

        The average fair value of options granted during 2002, 2001 and 2000 is estimated as $1.97, $1.75, and $2.67, respectively.

        The Company has reserved shares of its authorized but unissued common stock for the following:

	Stock Options		Warrants
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Total Shares	Exercisable
Balance outstanding, 12/31/1999:	1,280,229	$3.00	834,153	$5.80	2,114,382	1,591,795
Granted	489,600	3.05	145,556	3.64	635,156
Exercised	(352,879)	2.51	(521,979)*	4.38	(874,858)
Cancelled	(171,772)	3.51	—	—	(171,772)

Balance outstanding, 12/31/2000:	1,245,178	3.06	457,730	6.81	1,702,908	1,068,403

Granted	341,900	2.57	—	—	341,900
Exercised	(162,750)	2.43	(829)	2.75	(163,579)
Cancelled	(337,041)	2.94	(210,000)	9.80	(547,041)

Balance outstanding, 12/31/2001:	1,087,287	3.02	246,901	4.13	1,334,188	857,574

Granted	608,650	2.89	—	—	608,650
Exercised	(42,944)	2.89	(5,000)**	2.74	(47,944)
Cancelled	(257,306)	2.76	(10,000)	4.25	(267,306)

Balance outstanding, 12/31/2002:	1,395,687	3.01	231,901	4.40	1,627,588	789,623

*
Includes a net exercise of 11,397 warrants for which 7,232 shares of the Company's common stock were issued.

**
Includes a net exercise of 5,000 warrants for which 924 shares of the Company's common stock were issued.

        The following table summarizes information concerning options outstanding and exercisable as of December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
0.00 - 2.50	8.0	276,762	2.50	104,549	2.50
2.51 - 3.00	9.3	458,350	2.68	89,673	2.67
3.01 - 3.50	6.5	512,175	3.18	253,175	3.25
3.51 - 4.00	6.6	26,400	4.00	14,200	4.00
4.01 - 4.50	6.7	94,500	4.33	68,625	4.31
4.51 - 5.00	0.2	25,000	4.68	25,000	4.68
5.01 - 5.50	—	—	—	—	—
5.51 - 6.00	—	—	—	—	—
6.01 - 7.00	3.2	2,500	7.00	2,500	7.00

0.00 - 7.00	7.6	1,395,687	3.01	557,722	3.25

        The total number of options exercisable as of December 31, 2002, 2001 and 2000 was 557,722, 610,673 and 603,586 respectively. The weighted average exercise prices of options exercisable as of December 31, 2002, 2001 and 2000 were $3.25, $3.13 and $2.97 respectively.

(12) Related Party Transaction/Subsequent Event

        As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer and a current Director of the Company, renewable at the Company's option, and collateralized by 90,000 of Mr. Schumacher's shares of Boston Biomedica common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001. Interest on the loan was payable monthly at the annual rate of 7%. As of December 31, 2001, the loan was shown on the balance sheet as a decrease to stockholders equity. In January 2002, the principal of the loan was repaid in full with a portion of the proceeds of the loans described in the next sentence. The Company's loan was replaced by the Company's limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. The loans are personally guaranteed by Mr. Schumacher. The Company's pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his Company common stock. The Company's original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts. The Company's Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company's stockholders in the belief that it would, among other things, avoid selling pressure on the Company's common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company. In January 2003, the $1,000,000 account was used to satisfy the Company's limited guaranty obligation to the financial institution. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution through the financial institution's calling of the Company's pledged cash. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes certain of Mr. Schumacher's real property and all of his Company common stock. The Company has reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company's limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet.

        As of December 31, 2002, the Company evaluated the recoverability of the restricted cash used as pledge for its former Chairman and Chief Executive Officer. The Company's review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral. The collateral consists of real estate holdings and common stock of the Company. When considering the adequacy of the collateral, the Company considers the balance of the loan outstanding with this financial institution and the fact that the Company has a junior position in regards to the collateral as well as the liquidity and net realizable value of the assets underlying the collateral.

        The Company's analysis assumed transactions costs to sell the properties, and applied a liquidity discount to the trading value of the common stock. The ultimate value that may be recovered by the Company is dependant on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company's common stock, and the financial status of its former Chairman and Chief Executive Officer. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of the Company's Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company's common stock, which comprises a major element of the collateral, are indicators of impairment. Based on the Company's assessment as of and through March 27, 2003, the Company estimates that the value of the collateral has declined below the amount of the Company's recorded loan. Accordingly, the Company estimates it may record a valuation reserve against this asset in the three months ended March 31, 2003 in the range of $300,000 to $500,000. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional write-downs of this assets might be required.

(13) Selected Quarterly Financial Data (Unaudited) (Amounts in thousands, except for per share data)

2001	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue	$4,982	$5,500	$5,409	$5,935
Gross profit	2,122	2,238	2,259	2,086
(Loss) income from continuing operations	(486)	38	(211)	(227)
Income from discontinued operations	3,964	—	—	370

Net income (loss)	$3,478	$38	$(211)	$143

(Loss) income per share from continuing operations, basic & diluted	(0.08)	0.01	(0.03)	(0.04)
Income per share from discontinued operations, basic & diluted	0.64	—	—	0.06

Net income (loss) per share, basic & diluted	$0.56	$0.01	$(0.03)	$0.02

2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue	$4,953	$5,856	$5,876	$6,080
Gross profit	1,885	2,378	2,018	2,221
(Loss) income from continuing operations	(887)	(294)	(567)	35
Income from discontinued operations	—	—	225	—

Net income (loss)	$(887)	$(294)	$(342)	$35

Income (loss) per share from continuing operations, basic & diluted	(0.14)	(0.04)	(0.08)	0.01
Income per share from discontinued operations, basic & diluted	—	—	0.03	—

Net income (loss) per share, basic & diluted	$(0.14)	$(0.04)	$(0.05)	$0.01

Report of Independent Accountants

To the Board of Directors and Stockholders of
Boston Biomedica, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) of this Form 10-K, present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 of Notes to Consolidated Financial Statements, in 2002 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts March 27, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the Company's executive officers appears in Part I, Item 1-Business under the heading "Executive Officers of the Registrant" at page 17 of this report. Set forth below is certain information with respect to the Company's Directors as of March 2003.

Name	Age	Position
Francis E. Capitanio(1)(2)	59	Director
Calvin A. Saravis(1)(2)(3)	73	Director
William A. Wilson(1)(2)(3)	57	Chairman of the Board
Kevin W. Quinlan	53	President and Chief Operating Officer, Treasurer and Director
Richard T. Schumacher(2)	52	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee; effective February 2003, Mr. Capitanio replaced Mr. Schumacher as a member of the Compensation Committee.

(3)
Member of the Oversight Committee.

        Mr. Capitanio has served as a Director of the Company since January 1986. Mr. Capitanio has served as President of Diagnostics of Biomerica, Inc., a medical diagnostics products company, since 2000. From 1997 to 2000, he served as President of Kalisto Biologicals, Inc., a bio-diagnostics company; Kalisto Biologicals filed for reorganization under Chapter 7 of the Federal Bankruptcy Code in December 2001. In 1998, Mr. Capitanio filed a petition pursuant to Chapter 13 of the Federal Bankruptcy Code. From 1996 to 1997, he served as an independent consultant in the medical diagnostics industry. From 1980 to 1996, he served as President, Treasurer and Director of Diatech Diagnostics Inc. (formerly Immunotech Corporation), an in vitro diagnostics company and a wholly owned subsidiary of Healthcare Technologies Ltd. Mr. Capitanio received an M.B.A. from the Sloan School of Management, Massachusetts Institute of Technology and a B.S. in metallurgy from Massachusetts Institute of Technology.

        Dr. Saravis has served as a Director of the Company since 1986. Since 1984, he has been an Associate Professor of Surgery (Biochemistry) at Harvard Medical School (presently emeritus) and an Associate Research Professor of Pathology at Boston University School of Medicine (presently emeritus). From 1971 to 1997, Dr. Saravis was a Senior Research Associate at the Mallory Institute of Pathology and from 1979 to 1997, he was a Senior Research Associate at the Cancer Research Institute-New England Deaconess Hospital. Dr. Saravis received his Ph.D. in immunology and serology from Rutgers University.

        Mr. Wilson has served as a Director of the Company since 2001 and was appointed Chairman of the Board effective February 14, 2003. Since 2001, Mr. Wilson has served as Executive Vice President and Chief Operating Officer of Escient Technologies LLC, a high technology management company that invests in and manages a portfolio of technology-based companies. From 1998 to 2001, Mr. Wilson was the Chief Financial Officer of Interliant, Inc., an internet infrastructure services company; Interliant, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on August 5, 2002. Prior to joining Interliant, Mr. Wilson served as Chief Financial Officer at XCOM

Technologies, Inc., a competitive local exchange carrier, in 1998. Prior to this, Mr. Wilson served as Senior Vice President, Finance and Chief Financial Officer of Computervision Corporation, an enterprise level software developer, in 1997. Prior to this, Mr. Wilson was Executive Vice President and Chief Financial Officer of Arch Communications Group, Inc. a wireless messaging Company from 1989 to 1997. Mr. Wilson received a Bachelor of Arts degree from Luther College, a Master of Science degree from Northeastern University, and a Master of Business Administration degree from Babson College. Mr. Wilson is a Certified Public Accountant.

        Mr. Quinlan, a Director of the Company since 1986, has served as President and Chief Operating Officer since August 1999 and Treasurer since June 2001. From January 1993 to August 1999, he served as Senior Vice President, Finance, Chief Financial Officer and Treasurer. From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc., a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP) from 1975 to 1981. Mr. Quinlan is a Certified Public Accountant and received a M.S. in accounting from Northeastern University and a B.S. in resource economics from the University of New Hampshire.

        Mr. Schumacher, the Founder of the Company, has served as a Director since 1978. He was Chief Executive Officer and Chairman of the Board from 1992 to February 2003, and served as President from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and Nasdaq. Executive Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

        Based solely on the Company's review of the copies of such filings it has received and written representations from certain reporting persons, the Company believes that all of its Executive Officers, Directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth the compensation during the last three fiscal years of (i) each person who served as Chief Executive Officer during fiscal year 2002, and (ii) the four other most highly compensated Executive Officers of the Company who were serving as Executive Officers at the end of fiscal 2002 and whose total annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the fiscal year ended December 31, 2002 (collectively, the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Other Annual Compensation		Securities Underlying Stock Options (#)	All Other Compensation ($)
Richard T. Schumacher, Chief Executive Officer and Chairman of the Board(1)(2)	12/31/02 12/31/01 12/31/00	$245,866 237,500 229,279	— —	$1,019 1,163 1,550	(5) (5) (5)	90,000 40,000 —	$6,616 7,703 7,571	(3)(4) (3)(4) (3)(4)
Kevin W. Quinlan, President and Chief Operating Officer, Treasurer and Director	12/31/02 12/31/01 12/31/00	$191,769 185,000 178,596	— — —	$2,973 3,575 3,575	(5) (5) (5)	107,000 24,000 —	$2,909 2,854 2,821	(3)(4) (3)(4) (3)(4)
Mark M. Manak, Ph.D. Senior Vice President and General Manager, BBI Biotech	12/31/02 12/31/01 12/31/00	$147,000 141,346 137,846	— — —	— — —		46,500 — 5,000	$675 638 624	(4) (4) (4)
Kathleen W. Benjamin Vice President, Human Resources and Assistant Clerk	12/31/02 12/31/01 12/31/00	$115,508 102,754 95,310	— — —	— — —		10,000 6,000 —	$342 212 175	(4) (4) (4)
Richard J. D'Allessandro, Vice President, Information Technology	12/31/02 12/31/01 12/31/00	$121,964 117,046 99,580	— — —	— — —		10,000 6,000 —	$1,037 853 414	(4) (4) (4)

(1)
In 2001, the Company's Board of Directors authorized loans from the Company to Mr. Schumacher totaling $450,000. Mr. Schumacher borrowed an additional $75,000 from the Company late in 2001. In January 2002, the principal of these loans were repaid in full. The loans were replaced by the Company's pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. In January 2003, the $1,000,000 pledged to the financial institution was used to satisfy the Company's guaranty obligation to the financial institution. For a detailed description of the terms of these transactions, please see "Certain Relationships and Related Transactions" in Item 13 of this report below.

(2)
On February 14, 2003, the Company announced that it had terminated Mr. Schumacher as Chairman of the Board and Chief Executive Officer. Mr. Schumacher remains a Director of the Company.

(3)
Includes the value of premiums paid for term life and disability insurance policies. Included in the year 2002 amounts are the value of premiums for term life and disability insurance, respectively, for Mr. Schumacher ($3,382 and $1,992, respectively), and for Mr. Quinlan ($0 and $1,970, respectively).

(4)
Includes the value of imputed income from group life insurance.

(5)
Consists of personal use of a Company vehicle.

        The following tables set forth certain information with respect to the stock options granted to and exercised by the Named Executive Officers during fiscal 2002 and the aggregate number and value of options exercisable and unexercisable held by the Named Executive Officers during fiscal 2002.

Option Grants in Fiscal Year 2002

	Individual Grants
		% of Total Options Granted to Employees in 2002			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term at Year End(1)
Name	Number of Securities Underlying Options Granted (#)		Exercise Price ($/Sh)	Expiration Date
					5% ($)	10% ($)
Richard T. Schumacher	60,000	11.68%	$3.08	02/11/12	$116,220	$294,524
Richard T. Schumacher	30,000	5.84%	2.70	12/02/12	47,520	123,646
Kevin W. Quinlan	52,000	10.12%	3.08	02/11/12	100,724	255,254
Kevin W. Quinlan	55,000	10.71%	2.70	12/02/12	87,120	226,685
Mark M. Manak, Ph.D.	11,500	2.24%	3.08	02/11/12	22,275	56,450
Mark M. Manak, Ph.D.	35,000	6.81%	2.70	12/02/12	55,440	144,254
Kathleen W. Benjamin	5,000	0.97%	3.08	02/11/12	9,685	24,544
Kathleen W. Benjamin	5,000	0.97%	2.70	12/02/12	7,920	20,608
Richard J. D'Allessandro	5,000	0.97%	3.08	02/11/12	9,685	24,544
Richard J. D'Allessandro	5,000	0.97%	2.70	12/02/12	7,920	20,608

(1)
The 5% and 10% assumed rates of annual compounded stock price appreciation are in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

        These options were granted under the 1996 Employee Stock Option Plan and/or the 1999 Non Qualified Stock Option Plan. The exercise price of all options granted was equal to the fair market value of the common stock on the date of the grant. Such options granted have varying periods of vesting ranging from immediate up to four years. The options are generally not transferable, are exercisable for a ten year period from the date of the grant, and must generally be exercised with 30 days after the end of the optionee's status as an employee.

Aggregated Option Exercises in Last
Fiscal Year and Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at Year End (#)(2)		Value of Unexercised In-the-Money Options at Year End ($)(3)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard T. Schumacher	2,380	$434	55,000	120,000	$4,000	$21,000
Kevin W. Quinlan	—	—	47,875	115,625	6,525	19,575
Mark M. Manak, Ph.D.	—	—	19,750	40,250	2,625	7,875
Kathleen W. Benjamin	—	—	15,000	15,000	750	3,750
Richard J. D'Allessandro	—	—	15,500	14,500	750	3,750

(1)
The "value realized" represents the excess of the fair market value over the purchase price at the time of purchase based upon the closing price of the Common Stock on the Nasdaq National Market on the date of exercise, minus the respective option exercise price.

(2)
Includes the number of shares underlying both "exercisable" (i.e., vested) and "un-exercisable" (i.e., unvested) stock options as of December 31, 2002.

(3)
The values of "in-the-money" options reflect the positive spread between the exercise price of any such existing stock options and the closing year-end per share price of the Common Stock of $3.00, as quoted on the Nasdaq National Market on December 31, 2002.

Compensation of Directors

        Non-employee Directors of the Company received a quarterly stipend of $2,500, for a yearly total of $10,000 for their services in 2002. In addition, in 2002, each non-employee Director who is a member of the Audit Committee received an additional $500 per quarter for a yearly total of $2,000 and each non-employee Director who is a member of the Compensation Committee received an additional $500 per quarter for a yearly total of $2,000. As additional Director fees in recognition of the significant additional effort and time they are required to devote to their responsibilities on the Oversight Committee, Mr. Wilson is paid $1,200 per day and Mr. Saravis is paid $1,200 per day for time spent discharging their responsibilities for the Oversight Committee. Each Director is eligible to receive options to purchase Common Stock under the Company's 1999 Non-Qualified Stock Option Plan. Non-employee Directors of the Company are granted a minimum of 15,000 non-qualified stock options at the start of their term of service, which generally vest over a three year period and have an exercise price equal to the fair market value of the underlying shares on the date of the grant.

Compensation Committee Interlocks and Insider Participation

        For the fiscal year ended December 31, 2002, the Board of Directors made decisions regarding executive compensation based on the recommendations of those members of the Board of Directors who also serve on the Compensation Committee. The individuals who serve on the Compensation Committee and who make recommendations to the full Board of Directors consist of Richard T. Schumacher, Calvin A. Saravis, and William A. Wilson, each of whom has received options to purchase Common Stock. Mr. Schumacher served as the Chief Executive Officer and Chairman of the Board of the Company in fiscal year 2002. Effective February 2003, Mr. Capitanio replaced Mr. Schumacher as a member of the Compensation Committee. Please see Item 13, Certain Relationships and Related Transactions, for a description of certain related party transactions between the Company and Mr. Schumacher. Neither Dr. Saravis nor Mr. Wilson is a current or former officer or employee of the Company.

        In fiscal 2002, the members of the Compensation Committee met three times and made recommendations regarding executive compensation at meetings of the full Board of Directors. The full Board of Directors then made final decisions regarding executive compensation. Neither Mr. Schumacher nor Mr. Quinlan participated in any vote or deliberations establishing their own compensation.

Board of Directors Report on Executive Compensation

        As described above under the heading "Compensation Committee Interlocks and Insider Participation", for the fiscal year ended December 31, 2002, the full Board of Directors made decisions regarding executive compensation based on the recommendations of those members of the Board of Directors who serve on the Compensation Committee. These recommendations were made at meetings of the full Board of Directors. The Compensation Committee met three times during fiscal year 2002. These The Compensation Committee made recommendations and presentations to the full Board of Directors on compensation levels, including salaries, incentive plans, benefits and overall compensation for officers and Directors and issuance of stock options to officers, Directors and employees. Subsequent to the recommendation of these the Compensation Committee, the Board of Directors voted on the Committee's proposals.

        The primary objective in determining the type and amount of Executive Officer compensation is to provide a level of base compensation which allows the Company to attract and retain superior talent. The Board of Directors endeavors to align the Executive Officer's interests with the success of the Company through participation in the Company's employee stock option plan, which provides the Executive Officer with the opportunity to build a substantial ownership interest in the Company.

        The compensation of Executive Officers includes cash compensation, the grant of stock options, and participation in benefit plans generally available to employees. In determining base salary, consideration is given to executive compensation for comparably sized companies as well as the individual experience and performance of each Executive Officer and the performance of the Company generally. Base salary recommendations are at a level believed to be comparable to cash compensation of officers with similar responsibilities in similarly situated corporations.

        Each of the Executive Officers (including Mr. Schumacher through February 2003), and all full-time employees are eligible to receive grants of options under the Company's employee stock option plans. The employee stock option plans are used to provide incentives to officers and employees and to associate more closely the interests of such persons with stockholders' interests and the long-term success of the Company. In determining the number of options to be granted to each Executive Officer or employee, a subjective determination is based on factors such as the individual's level of responsibility, performance, and number of options held. During fiscal 2002, a total of 263,500 options were granted to the Named Executive Officers under the employee stock option plans.

        In 2002, the Company's Board of Directors established a target bonus program for Mr. Schumacher and Mr. Quinlan. There were no bonuses accrued nor paid in year 2002 pursuant to this program.    During the fiscal year ended December 31, 2002, Mr. Schumacher, the Company's Chief Executive Officer, received a base salary of $245,866. The Board of Directors believes that this compensation is comparable to the cash compensation of Chief Executive Officers of comparable companies. Mr. Schumacher was granted 90,000 non-qualified stock options pursuant to the Company's 1999 Nonqualified Stock Option Plan.

        In 2001, the Company's Board of Directors authorized loans from the Company to Mr. Schumacher totaling $450,000. Mr. Schumacher borrowed an additional $75,000 from the Company late in 2001.    In January 2002, the principal of these loans was repaid in full with a portion of the proceeds described in the following sentence. The Company's loans were replaced by the Company's pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. The Company's pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his Company common stock in Boston Biomedica, Inc. In January 2003, the $1,000,000 account was used to satisfy the Company's limited guaranty obligation to the financial institution. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution through the financial institution's calling of the Company's pledged cash. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. For a more detailed discussion of this transaction, please see Item 13, Certain Relationships and Related Transactions.

        The Compensation Committee, in determining the CEO's and the President's compensation, reviews compensation for CEOs and Presidents of publicly-held companies of similar size, including those in business of detection and treatment of infectious diseases and similar businesses, their individual performance against quantitative and qualitative goals, and our Company's performance.

        Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation over $1,000,000 paid by a public company to its chief executive officer and its four other most highly compensated executive officers. Qualifying "performance-based" compensation is not subject to the deduction limit if specified requirements are met. The Board of Directors generally intends to structure stock options granted to its executive officers in a manner to qualify as performance-based compensation under Section 162m). While the Board of Directors does not currently intend to qualify cash compensation as performance-based compensation for purposes Section 162(m), it will continue to monitor the impact of Section 162(m) on the Company.

Board of Directors

William A. Wilson Francis E. Capitanio Richard T. Schumacher	Kevin W. Quinlan Calvin A. Saravis

Performance Graph

        The following graph compares the change in the Company's cumulative total stockholder return from December 31, 1997 to February 25, 2003, which includes the last trading day of fiscal 2002, with the cumulative total return on the Nasdaq Stock Market Index (Composite) and the Nasdaq Stock Market Index (Biotechnology) (SIC 2830-2839 U.S. and Foreign) for that period.

Assumes $100 invested on December 31, 1997 in the Company's Common Stock, the Nasdaq Stock Market Index (Biotechnology) and the Nasdaq Stock Market Index (Composite), and the reinvestment of any and all dividends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information as of February 26, 2003 concerning beneficial ownership of Common Stock by each Director and each Named Executive Officer in the Summary Compensation Table under "Executive Compensation" below, all Executive Officers and Directors as a group, and each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock. Unless otherwise noted, each person identified below possesses sole voting power and investment power with respect to the shares listed. This information is based upon information received from or on behalf of the named individuals.

Name *	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Richard T. Schumacher(1)* 65 Black Pond Road Taunton, MA 02780	707,907		10.31%
Kevin W. Quinlan(1)	92,619		1.35%
Mark M. Manak, Ph.D.(1)(2)	51,864		**
Kathleen W. Benjamin(1)	19,416		**
Richard J. D'Allessandro(1)	19,250		**
Calvin A. Saravis, Ph.D.(1)	29,290		**
Francis E. Capitanio(1)	18,334		**
William A. Wilson(1)	16,163		**
All Executive Officers and Directors as a group (11 Persons)(1)(2)	1,030,386		15.04%
Richard P. Kiphart(3) * c/o William Blair & Company, L.L.C. 222 West Adams Street Chicago IL 60606	1,578,541	(3)(4)	23.12%
Shoreline Micro-Cap Fund I LP(4)* c/o William Blair & Company, L.L.C. 222 West Adams Street Chicago, IL 60606	365,613	(4)	5.38%

*
Address provided for beneficial owners of more than 5% of the Common Stock.

**
Less than 1% of the outstanding Common Stock.

(1)
Includes the following shares issueable upon exercise of options exercisable within 60 days after February 26, 2003: Mr. Schumacher—70,000; Mr. Quinlan—60,875; Dr. Manak—23,875; Ms. Benjamin—17,750; Mr. D'Allessandro—18,250; Dr. Saravis—18,334; Mr. Capitanio—18,334; Mr. Wilson—8,334; all other Executive Officers—53,000. All of Mr. Schumacher's shares of stock have been pledged to a financial institution. Please see Item 13, Certain Relationships and Related Transactions.

(2)
Includes 4,000 shares held of record by Dr. Manak's daughter and 23,989 in Dr. Manak's name.

(3)
Includes 90,000 shares held by Rebecca Kiphart (Mr. Kiphart's daughter), and also currently exercisable warrants (expiring August 2005) to purchase 27,734 shares of common stock. This amount also includes 365,613 shares beneficially owned by Shoreline Micro-Cap Fund I LP described in Note 4 below.

(4)
Includes 357,791 shares, and also currently exercisable warrants (expiring August 2005) to purchase 7,822 shares of common stock, held by Shoreline Micro-Cap Fund I LP, a fund of which Mr. Kiphart serves as general partner and has the sole power to vote and dispose or direct the disposition of shares held by Shoreline Micro-Cap Fund I LP.

        We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2002 regarding the shares of our common stock available for grant or granted under the Company's equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of remaining available for future issuance under equity securities compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,386,987	$3.01	1,107,177
Equity compensation plans not approved by security holders(2)	240,601	$4.36	0
Total	1,627,588	$3.21	1,107,177

(1)
Includes the following plans: 1987 Non-Qualified Stock Option Plan, 1999 Non-Qualified Stock Option Plan, 1996 Employee Stock Option Plan, and 1999 Employee Stock Purchase Plan.

(2)
Includes the following plans: (i) options to purchase 7,000 shares of common stock granted to a former employee upon hiring him; (ii) options to purchase 1,700 shares of common stock associated with the BioSeq, Inc acquisition completed on September 30, 1998; (iii) warrants to purchase 29,153 shares of common stock issued in connection with the sale of 29,153 shares of common stock to MDBio, Inc., in November 1999; (iv) warrants to purchase 135,556 shares of common stock issued to the purchasers of convertible debentures issued in August 2000; and (v) warrants to purchase 67,192 shares of common stock issued in connection with the Company's September 1998 acquisition of BioSeq, Inc. A description of each of these plans is as follows:

          a)    In January 1999, the Company granted non-qualified options to purchase 40,000 shares of common stock to a former officer of the Company at an exercise price of $3.25per share upon the hiring of such officer. These options expire in January 2009. As of December 31, 2002, options to purchase 7,000 shares of common stock remained outstanding.

          b)    In November 1999, the Company sold 29,153 equity units to MDBio, Inc., a Maryland not-for-profit corporation. Each equity unit consists of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $10.00 per share. MDBio paid the Company $175,000 for the equity units. These warrants expire in September 2003.

          c)    On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003. As of December 31, 2002, none of the 3% Senior Subordinated Convertible

  Debentures were outstanding. In connection with this transaction, the Company issued warrants, to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share. As of December 31, 2002, warrants to purchase 135,556 shares of common stock remained outstanding. These warrants expire in August 2005.

          d)    On September 30, 1998 the Company acquired the remaining outstanding common stock (approximately 81%) of BioSeq, Inc., a development stage company with patent pending technology based on pressure cycling technology for $879,000 in cash (net of cash acquired of $121,000). In connection with the Company's acquisition of BioSeq, Inc., the Company issued warrants to purchase 100,000 shares of the Company's common stock at a purchase exercise price of $2.50 per share (subject to annual increases). As of December 31, 2002, warrants to purchase 67,192 shares of common stock remained outstanding at an exercise price of $3.66 per share. These warrants expire in October 2003. A former employee of BioSeq, Inc. holds options to purchase 1,700 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In August 2000, the Company issued $3,250,000 of 3% Senior Subordinated Convertible Debentures ("the Debentures") to investors, of which $780,000 were issued to Mr. Richard P. Kiphart and $220,000 were issued to Shoreline Micro-Cap Fund I L.P. In January 2001, Mr. Kiphart and Shoreline Micro-Cap Fund I L.P. exercised their conversion rights associated with these Debentures, thereby receiving 662,685 shares of Common Stock of the Company. In December 2001, the Company sold an additional 600,000 shares of Common Stock of the Company for an aggregate purchase price of $1,500,000 in a private placement to five accredited investors including 430,000 shares which were purchased by Mr. Kiphart. The shares were issued in the first quarter of fiscal 2002.

        In 2001, the Company's Board of Directors authorized loans from the Company to Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer and a current Director of the Company. Mr. Schumacher totaling $450,000. Mr. Schumacher borrowed an additional $75,000 from the Company late in 2001. The one year loan was renewable at the Company's option, and collateralized by 90,000 of Mr. Schumacher's shares of the Company's common stock. This loan constituted an increase from the $350,000 that had been loaned to Mr. Schumacher as of September 30, 2001. Interest on the loan was payable monthly at the annual rate of 7% but has not yet been paid to date.

        In January 2002, the principal of the loan was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company's loan was replaced by the Company's limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. The loans are personally guaranteed by Mr. Schumacher. The Company's pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his Company common stock.

        The Company's original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts. The Company's Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company's stockholders in the belief that it would, among other things, avoid selling pressure on the Company's common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.

        In January 2003, the $1,000,000 account was used to satisfy the Company's limited guaranty obligation to the financial institution. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution through the financial institution's calling of the Company's pledged cash. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution.

        On October 25, 2002, the Company retained the investment banking firm of William Blair and Company to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth. Mr. Richard P. Kiphart, an investor who owns or controls approximately 23.12% of the common stock of the Company, is a Principal and Head of the Corporate Finance Department of William Blair and Company.

ITEM 14.    CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing date of this report, the Company's Principal Executive and Financial Officer performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), which have been designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is timely disclosed. Based upon that evaluation, the Principal Executive and Financial Officer concluded that the disclosure controls and procedures were effective.    Since that evaluation, the Company has made no significant changes in its internal controls and procedures or in other factors that could significantly affect the Company's internal controls and procedures for financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(a) 3. Exhibits:

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**
3.2	Amended and Restated Bylaws of the Company	A**
3.3	Amendment to Amended and Restated Bylaws of the Company	Filed Herewith
4.1	Specimen Certificate for Shares of the Company's Common Stock	A**
4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**
4.3	Form of warrants issued in connection with Paradigm Group	H**
4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**
4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**
4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**
4.7	Warrant issued to DP Securities, Inc.	K**
4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**
4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**
4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**
4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**
4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	Q**
10.1	Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company	A**
10.2	Exclusive License Agreement, dated April 28, 1999, between the University of North Carolina at Chapel Hill and the Company	A**
10.3	Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company	A**
10.4	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**
10.5	1987 Non-Qualified Stock Option Plan*	A**
10.6	Employee Stock Option Plan*	A**
10.7	1999 Non-Qualified Stock Option Plan*	I**
10.8	1999 Employee Stock Purchase Plan*	I**
10.9	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**
10.11	Contract, dated March 1, 1997, between National Cancer Institute and the Company	D**
10.12	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**
10.13
	Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific	F**
10.14	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**
10.15	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**
10.16	Line of Credit Agreement with BankBoston dated June 30, 1999	H**

10.17	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**
10.18	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**
10.19	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**
10.20	Sponsored Research Agreement with the University of North Carolina, Chapel Hill and the Company, dated, April 28, 1999 and the Company.	J**
10.21	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1- A1-95381), dated August 16, 1999.	J**
10.22	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**
10.23	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
10.24	Mortgage and Security Agreement dated March 31, 2000	L**
10.25	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M*
10.26	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N*
10.27	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O*
10.28	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O*
10.29	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O*
10.30	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O*
10.31	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O*
10.32	Description of Compensation for Certain Directors*	P*
10.33	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, Inc. and BBI Source Scientific, Inc.	P*

10.34	Loan Agreement dated March 31, 2000	Filed herewith
21.1	Subsidiaries of the registrant	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants	Filed herewith
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

O
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

P
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

Q
Incorporated by reference to Exhibit 4 of the registrant's Current Report on Form 8-K filed March 12, 2003.

*
Management contract or compensatory plan or arrangement.

**
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) REPORTS ON FORM 8-K.

        The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003		Boston Biomedica, Inc.
	By:	/s/ KEVIN W. QUINLAN Kevin W. Quinlan President and Chief Operating Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLES	DATE
/s/ WILLIAM A. WILSON William A. Wilson	Director and Chairman of the Board	March 27, 2003
/s/ KEVIN W. QUINLAN Kevin W. Quinlan	Director and Principal Executive Accounting and Financial Officer	March 27, 2003
/s/ FRANCIS E. CAPITANIO Francis E. Capitanio	Director	March 27, 2003
Richard T. Schumacher	Director
/s/ CALVIN A. SARAVIS, PH.D. Calvin A. Saravis, Ph. D.	Director	March 27, 2003

CERTIFICATION

I, Kevin W. Quinlan, President, Chief Operating Officer and Treasurer of Boston Biomedica, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Boston Biomedica, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ KEVIN W. QUINLAN Kevin W. Quinlan President, Chief Operating Officer and Treasurer (Principal Executive and Financial Officer)

SCHEDULE II

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Recoveries	Deductions	Balance at End of Period
2002	$125,617	$177	$—	$(8,123)	$117,671
2001	$88,981	$55,808	$11,310	$(30,482)	$125,617
2000	$86,796	$2,064	$2,185	$(2,064)	$88,981
Inventory Reserve
2002	$796,064	$106,372	$—	$(15,670)	$886,766
2001	$765,700	$64,891	$—	$(34,527)	$796,064
2000	$601,167	$176,397	$—	$(11,864)	$765,700

QuickLinks

  PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Recent Sales of Unregistered Securities
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BOSTON BIOMEDICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
BOSTON BIOMEDICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
BOSTON BIOMEDICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
BOSTON BIOMEDICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
BOSTON BIOMEDICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Option Grants in Fiscal Year 2002
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Board of Directors
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION
  SCHEDULE II
BOSTON BIOMEDICA, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS