Form 10-Q
period 2003-03-31
BOSTON BIOMEDICA INC
filed 2003-05-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number   0-21615

BOSTON BIOMEDICA, INC.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts

04-2652826

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

375 West Street, West Bridgewater, Massachusetts

02379-1040
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes       ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐ Yes      ☒ No

The number of shares outstanding of the Registrant’s common stock as of May 1, 2003 was 6,793,382.

Part I. Financial Information

Item 1. Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2003	2002

REVENUE:
Products	$3,288,257	$2,975,625
Services	2,354,617	1,977,490
Total revenue	5,642,874	4,953,115

COSTS AND EXPENSES:
Cost of products	1,618,631	1,507,040
Cost of services	1,838,151	1,561,434
Research and development	400,680	757,711
Selling and marketing	808,294	915,704
General and administrative	1,167,194	1,046,442
Total operating costs and expenses	5,832,950	5,788,331

Operating loss	(190,076)	(835,216)

Interest income	12,617	13,656
Interest expense	(73,008)	(65,306)
Loss before income taxes	(250,467)	(886,866)

Provision for income taxes	(3,080)	—
Net loss	$(253,547)	$(886,866)

Net loss per share, basic & diluted	$(0.04)	$(0.14)
Number of shares used to calculate net loss per share, basic and diluted	6,789,389	6,297,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,613,160	$975,649
Accounts receivable, less allowances of $119,171 in 2003 and $117,671 in 2002	3,089,097	3,701,105
Inventories	6,924,952	7,094,053
Prepaid expenses and other current assets	448,452	303,396
Restricted cash (Note 6)	—	1,000,000
Total current assets	12,075,661	13,074,203

Property and equipment, net	5,529,917	5,826,817

OTHER ASSETS:
Goodwill and other intangible assets, net	786,771	798,542
Other long-term assets	195,807	143,807
Total other assets	982,578	942,349
TOTAL ASSETS	$18,588,156	$19,843,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,781,529	$1,970,517
Accrued employee compensation	1,029,499	898,449
Other accrued expenses	658,769	506,823
Net liabilities from discontinued operations (Note 8)	289,923	302,436
Current maturities of long term debt (Note 9)	71,062	79,875
Deferred rent and other current liabilities	114,307	118,609
Total current liabilities	3,945,089	3,876,709

LONG-TERM LIABILITIES:
Long term debt, less current maturities (Note 9)	2,322,309	2,337,874
Net liabilities from discontinued operations (Note 8)	349,349	408,005
Other liabilities	583,753	593,735

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares authorized, 6,793,382 and 6,786,335 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	67,934	67,863
Additional paid-in capital	21,825,348	21,811,262
Accumulated deficit	(9,505,626)	(9,252,079)
Loan receivable from Director and former CEO (Note 6)	(1,000,000)	—
Total stockholders’ equity	11,387,656	12,627,046
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$18,588,156	$19,843,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(253,547)	$(886,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	328,975	320,841
Changes in operating assets and liabilities:
Accounts receivable	612,008	1,051,992
Inventories	169,100	(340,055)
Prepaid expenses and other assets	(145,056)	(70,136)
Other long-term assets	(51,615)	3,066
Accounts payable	(188,988)	(180,773)
Accrued compensation	131,051	135,188
Other accrued expenses	151,945	(55,778)
Deferred revenue	(4,302)	(41,178)
Other liabilities	(10,366)	17,044
Net cash provided by (used in) operating activities	739,205	(46,655)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(20,304)	(174,470)
Net cash used in investing activities	(20,304)	(174,470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,157	68,445
Repayments of long-term debt	(24,378)	(18,098)
Repayment of Loan by Director and former CEO	—	525,000
Pledge of restricted cash as security for loan from bank to Director and former CEO	—	(1,003,002)
Net cash used in financing activities	(10,221)	(427,655)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	708,680	(648,780)
Cash used in discontinued operations	(71,169)	(129,305)
Cash and cash equivalents, beginning of year	975,649	2,857,916
Cash and cash equivalents at end of period, excluding restricted cash of $1,003,002 at March 31, 2002	$1,613,160	$2,079,831
NON-CASH ACTIVITIES:
Issuance of 600,000 shares associated with prepaid stock subscription (Note 5)	$—	$1,500,000
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and former CEO (Note 6)	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC, AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 2002 for Boston Biomedica, Inc. and Subsidiaries (“the Company” or “Boston Biomedica”).

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” (SFAS 148) amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  At March 31, 2003, the Company has six stock-based compensation plans, which are described in further detail in the Company’s Annual Report on Form 10-K to the United States Securities and Exchange Commission for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net (loss) and net (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
Net loss - as reported	$(253,547)	$(886,866)
Add back: Stock-based compensation in net loss, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(129,120)	(312,912)
Net loss - pro forma	$(382,667)	$(1,199,778)
Basic and Diluted net loss per share - as reported	$(0.04)	$(0.14)
Basic and Diluted net loss per share - pro forma	$(0.06)	$(0.19)

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

(2) Recent Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force Issue (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The standard affects the accounting for restructuring charges and related activities and generally will lengthen the timeframe for reporting of expenses relating to restructuring activities beyond the period in which a plan is initiated. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after 2002. The provisions of EITF 94-3 will continue to apply with regard to the Company’s previously announced restructuring plans.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (An interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”) (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for annual periods that end after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial statements.   See Note 6 of Notes to Consolidated Financial Statements hereunder for additional information on the Company’s limited guaranty and pledge of a $1,000,000 interest bearing deposit, as of December 31, 2002, at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the former Chairman and Chief Executive Officer of the Company.    In addition, BBI Clinical Laboratories, a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005 and which was guaranteed by the Company.  In connection with the Company’s decision to exit this business segment, the Company has assumed the obligation to make the remaining lease payments, which is included in the Company’s estimate of remaining liabilities associated with discontinued operations.  See Note 8 of Notes to Consolidated  Financial Statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or

“VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the  equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003.  The Company does not have any VIE’s.

In November 2002, the EITF reached a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The provisions of EITF 00-21 are required to be adopted for revenue arrangements entered into by the Company after June 28, 2003, although early adoption is permitted. EITF 00-21 addresses arrangements with customers that have multiple deliverables such as equipment and installation and provides guidance as to when recognition of revenue for each deliverable is appropriate. The Company is evaluating the timing and impact of adoption of EITF 00-21.

(3)  Inventories

Inventories, which include component parts used in the manufacture of laboratory instrumentation and PCT products, consisted of the following:

	March 31, 2003	December 31, 2002

Raw materials	$2,986,500	$3,170,988
Work-in-process	2,110,475	1,988,585
Finished goods	1,827,977	1,934,480
	$6,924,952	$7,094,053

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

The Company had four operating segments as of March 31, 2003.  The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment is a research and development center providing support for the other BBI business units, as well as contract research, molecular and cell biology services, and repository services for the government and life sciences industry.   The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing.   The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”).  The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid extraction and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September 2002. PCT revenue to date consists primarily of both private and public (National Institutes of Health) funding of segment research and commencing in late 2002, from the sale of PCT products.  Most of the expenditures incurred by this segment are for research and development expenses, general management expenses and patent costs.  See also Note 8 of Notes to Consolidated Financial Statements with respect to discontinued operations, which are no longer classified as an operating segment of the Company.

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

Operating segment revenue was as follows:

	Three Months Ended March 31,
Segment revenue:	2003	2002
Diagnostics	$2,869,000	$2,677,000
Biotech	2,470,000	2,091,000
Laboratory Instrumentation	514,000	782,000
PCT	70,000	129,000
Eliminations	(280,000)	(726,000)
Total Revenue	$5,643,000	$4,953,000

Operating segment income (loss) was as follows:

	Three Months Ended March 31,
Segment operating income (loss):	2003	2002
Diagnostics	$458,000	$138,000
Biotech	(124,000)	(133,000)
Laboratory Instrumentation	(208,000)	(49,000)
PCT	(316,000)	(791,000)
Operating loss	$(190,000)	$(835,000)

Identifiable corporate and operating segment assets are all located in the United States as follows:

	March 31,	December 31,
Identifiable corporate and segment assets:	2003	2002
Corporate	$1,842,000	$2,141,000
Diagnostics	9,909,000	10,281,000
Biotech	4,285,000	4,844,000
Laboratory Instrumentation	1,392,000	1,359,000
PCT	1,160,000	1,218,000
Total assets	$18,588,000	$19,843,000

Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current year’s presentation.

(5)  Computation of Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would have been   outstanding if potentially dilutive common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities having a net effect of 7 common shares for the three months ended March 31, 2003 and 151,230 for the three months ended March 31, 2002 were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.

The net loss per share computation for the first three months of 2003 and 2002 reflects the issuance of 7,047 and 4,654, respectively, additional shares of common stock purchased by employees through their participation in the Company’s employee stock purchase plan.  In December 2001, an additional 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,500,000 (before expenses). These shares were issued in the first quarter of 2002.

	Three Months Ended March 31,
	2003	2002
Weighted Average Shares Outstanding, basic	6,789,389	6,297,408
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	—	—
Weighted Average Shares Outstanding, diluted	6,789,389	6,297,408
Net loss	$(253,547)	$(886,866)
Net loss per share, basic & diluted	$(0.04)	$(0.14)

(6)  Related Party Transaction

As of December 31, 2001, the Company had entered into a one-year loan of $525,000 to Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of Boston Biomedica common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable monthly at the annual rate of 7%.   In January 2002, the principal of the loan was repaid in full with a portion of the proceeds of the loans described in the next sentence. The Company’s loan was replaced by the Company’s limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his Company common stock.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 account was used to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution through the financial institution’s calling of the Company’s pledged cash. The Company continues to maintain its junior interest in the collateral pledged by Mr. Schumacher to the financial institution.  The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has recorded a $1,000,000 loan receivable on its balance sheet as a reduction of stockholders’ equity.

As of March 31, 2003, the Company reevaluated the recoverability of the loan receivable from Mr. Schumacher. The Company’s review included an evaluation of the adequacy of the collateral associated with the loan. As described above, the collateral consists of real estate holdings and common stock of the Company and the Company’s security interest in the collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s  loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of Mr. Schumacher as the Company’s Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company’s common stock subsequent to December 31, 2002, which comprises a major element of the collateral, are indicators of impairment. The Company has reevaluated the adequacy of the value of the collateral as of March 31, 2003 and through May 13, 2003. While the value of the collateral declined below the amount of the Company’s recorded loan as of March 31, 2003 as compared to December 31, 2002, this decline has partially reversed subsequent to March 31, 2003 based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company believes the decline is temporary at the present time, and has not recorded any permanent impairment of loan value in the first quarter of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required. Mr. Schumacher has indicated his intention to make a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that have not been pledged as collateral, thereby increasing the collateral to loan ratio.

(7) Stockholders’ Equity

Shareholders Purchase Rights Plan

On March 3, 2003, the Company’s Board of Directors adopted a shareholder purchase rights plan and has declared a distribution of one Right for each outstanding share of the Company’s Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued.

The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of the Company’s Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding Common Stock or if a current 15% beneficial owner acquires additional shares of Common Stock, each holder of a Right (other than the 15% holder whose Rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the Right, that number of shares of the Company’s Common Stock which at the time of such transaction will have a market value equal to two times the purchase price of the Right   In the event that, at any time after a person or group acquires 15% or more of the Company’s Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to purchase, upon payment of the purchase price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the Right.

The Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment).  At any time prior to the time any person or group acquires 15% or more of the Company’s Common Stock, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right.

(8) Disposition of Assets

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

The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $639,000 as of March 31, 2003.  The major component of this accrual is estimated lease exit and facility related costs ($447,000), with the remainder for other miscellaneous costs associated with exiting this business segment. The Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002; the gain may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility.  The remaining closing costs include an estimate to dispose of any remaining assets and retire all existing liabilities including the facility lease.  The Company utilized in 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the income tax effect of this gain.

(9) Debt

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,356,000 remains outstanding as of March 31, 2003. The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. The mortgage precludes the payment of dividends on the Company’s common stock and contains certain other restrictive covenants.  Under this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer.  Monthly payments on this mortgage are based on a twenty year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.  The mortgage is collateralized by the Company’s West Bridgewater, MA facility, which has a net book value of approximately $2,011,000 as of March 31, 2003.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

On February 14, 2003, the Company announced that the Company’s Board of Directors had terminated Mr. Richard T. Schumacher as Chairman and Chief Executive Officer, effective immediately.  Mr. Schumacher remains a Director of the Company.  William A. Wilson, a Director, was named Chairman of the Board.  Kevin W. Quinlan, President and Chief Operating Officer, continues to lead day-to-day operations. A Special Oversight Committee of the Board of Directors was appointed for the purpose of overseeing the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies utilized by the Company in the preparation of the accompanying financial statements are set forth in Part I, Item 7 of the Company’s Form 10-K for the year ended December 31, 2002, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue

Total revenue increased 13.9%, or $690,000, to $5,643,000 in the first quarter of 2003 from $4,953,000 in the first quarter of 2002. The increase in revenue was the result of an increase in product revenue of 10.5% or $313,000, to $3,289,000 in the first quarter of 2003 from $2,975,000 in the first quarter of 2002, coupled with a 19.1% or $377,000 increase in service revenue to $2,354,000 in the first quarter of 2003 as compared to service revenue of $1,977,000 in the first quarter of 2002.

Product Revenue.  The increase in product revenue occurred in the Diagnostics segment and was due primarily to sales associated with newly released Accurun products and custom (OEM) panels.  In the first quarter of 2002, product revenues were adversely impacted by delays from several customers at the Diagnostics segment in getting final customer approval for shipment, and the impact of the Company’s increased focus on commercializing pressure cycling technology (“PCT”), which diverted resources from other projects.

Service Revenue.  The $377,000 increase in service revenue was primarily related to increased contract service work associated with repository and clinical trial activities performed at the Biotech segment.

Gross Profit

Overall gross profit increased 16%, or $301,000, to $2,186,000 in the first quarter of 2003 from $1,885,000 in the first quarter of 2002.  Product gross profit increased 13.7%, or $201,000, to $1,669,000 in the first quarter of 2003 from $1,469,000 in the first quarter of 2002; product gross margin increased to 50.8% in the first quarter of 2003 from 49.4% in the first quarter of 2002.  Services gross profit increased $100,000 or 24.0% to $516,000 in the first quarter of 2003 from $416,000 in the first quarter of 2002, while service gross margin increased to 21.9% in the first quarter of 2003 from 21.0% in the first quarter of 2002.

Product Gross Margin.                       The increase in product gross margin was primarily due to a favorable product mix shift of higher margin products sold by the Diagnostics segment.

Service Gross Margin                             The service gross margin increase was primarily due to increased service revenues at the Biotech segment and PCT related grant revenue combined with an increased level of billable hours associated with government contract reimbursable work.

Research and Development

Research and development expenditures declined 47%, or $357,000, to $401,000 in the first quarter of 2003 from $758,000 in the first quarter of 2002.  The decreased level of expenditures was associated primarily with a reduced level of work associated with PCT related projects. The Company announced the availability for commercial sale of its PCT products in late September 2002.   The Company expects to incur reduced levels of additional PCT related research and development costs in the remainder of year 2003.

Selling and Marketing

Selling and marketing expenses decreased by 11.7%, or $107,000, to $808,000 in the first quarter of 2003 from $916,000 in the first quarter of 2002.  The Company incurred significant marketing and promotion related costs in the first quarter of 2002 associated with its introduction of the PCT BarocyclerTM at an industry trade show. The Company expects to incur future increases associated with ongoing PCT sales and marketing efforts.

General and Administrative

General and administrative costs increased 11.5%, or $121,000, to $1,167,000 in the first quarter of 2003 from $1,046,000 in the first quarter of 2002. The increase is associated with legal and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003, in conjunction with the termination of the Company’s Chairman and Chief Executive Officer, for the purpose of overseeing the management of the affairs of the Company until such time as a new Chief Executive Officer is employed. The costs incurred by the Special Oversight Committee of the Board of Directors were partially offset by reduced compensation costs due to the elimination of the salary that would have been paid to the Company’s former Chairman and Chief Executive Officer who was terminated in February 2003.  The Company also incurred increased legal fees associated with the March 2003 adoption of a Shareholders Purchase Rights Plan.

Operating Loss

Operating loss amounted to $(190,000) in the first quarter of 2003 compared to an operating loss of $(835,000) in the first quarter of 2002. The Diagnostics segment’s operating income increased to $458,000 in the first quarter of 2003 from $138,000 in the first quarter of 2002, associated with a 13.2% increase in product revenue at the Diagnostics segment as explained above.  The Biotech segment’s operating loss decreased to $(124,000) in the first quarter of 2003 from $(133,000) in the first quarter of 2002, due to higher revenues associated with work on two research contracts.  The operating loss of the PCT segment decreased to $(316,000) in the first quarter of 2003 from $(791,000) in the first quarter of 2002 primarily due to reduced patents, trade show and research and development costs.  The Laboratory Instrumentation segment’s operating loss increased to $(208,000) in the first quarter of 2003 from $(49,000) in the first quarter of 2002. This segment recorded a 34% decline in revenue due to a lower level of instrument development services for PCT coupled with increased costs associated with a facility lease renewal effective February 1, 2002.

Interest Expense

Net interest expense, primarily from the Company’s outstanding mortgage, was relatively unchanged in the first quarter of 2003 as compared to the first quarter of 2002.

Evaluation of Financial Asset

As of March 31, 2003, the Company reevaluated the recoverability of the loan receivable from Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer as discussed further in Note 6 of Notes to Consolidated Financial Statements.  The Company’s review included an evaluation of the adequacy of the collateral associated with the loan.  The Company’s security interest in this collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  The collateral consists of real estate holdings and common stock of the Company.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in  the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of Mr. Schumacher by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company’s common stock subsequent to December 31, 2002, which comprises a major element of the collateral, are indicators of impairment. The Company has reevaluated the adequacy of the value of the collateral as of March 31, 2003 and through May 13, 2003. While the value of the collateral declined below the amount of the Company’s recorded loan as of March 31, 2003 as compared to December 31, 2002, this decline has partially reversed subsequent to March 31, 2003 based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company believes the decline is temporary at the present time, and has not recorded any permanent impairment of loan value in the first quarter of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required. Mr. Schumacher has indicated his intention to make a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that have not been pledged as collateral, thereby increasing the collateral to loan ratio.

Income Taxes

In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the first quarter of 2003 and the first quarter of 2002.

Net Loss

The Company had a net loss of $(254,000) in the first quarter of 2003 as compared to a net loss of $(887,000) in the first quarter of 2002.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s working capital position decreased to $8,131,000 as of March 31, 2003 from $9,197,000 as of December 31, 2002.

Net cash provided by operations for the three months ended March 31, 2003 was $739,000 as compared to net cash used by operations of $47,000 for the three months ended March 31, 2002.   Cash provided by operations during the first three months of 2003 was primarily the result of favorable cash collections of certain governmental contract receivables as well as reduced inventory purchases.  The operational use of cash during the first three months of 2002 was primarily the result of the quarterly loss and the buildup of raw materials inventory partially offset by favorable cash collections of receivables.

Net cash used in investing activities for the three months ended March 31, 2003 was $20,000 compared to $174,000 for the three months ended March 31, 2002.  The Company has curtailed current year capital expenditures in conjunction with its efforts to seek additional capital as discussed further hereunder.

Net cash used in financing activities for the three months ended March 31, 2003 was $10,000 compared to cash used of $428,000 during the three months ended March 31, 2002.  As discussed further under “Related Party Transaction” below, the Company pledged $1,000,000 via a deposit in an interest bearing account at a financial institution in early 2002; this was partially offset by a $525,000 repayment to the Company of a loan by its former Chief Executive Officer (“CEO”).

Based on current forecasts, management believes that the company has sufficient liquidity to finance operations for the next twelve months.  Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds.  There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all.  If adequate funds are not available when needed, the Company may be required to further reduce certain of its costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.  The Company is considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company’s stockholders.  On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth; their engagement continues at this date.

Related Party Transaction

As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company,  renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of the Company’s common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable monthly at the annual rate of 7%.   In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company’s loans were replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his common stock holdings in the Company.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in the Company on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 account was used to satisfy the Company’s limited guaranty obligation. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution.  The Company continues to maintain its junior interest in the collateral pledged by Mr. Schumacher to the financial institution.  The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has recorded a $1,000,000 loan receivable on its balance sheet as a reduction of stockholders’ equity.  As discussed further above, the Company has reevaluated the adequacy of the value of the collateral as of March 31, 2003 and through May 13, 2003. While the value of the collateral declined below the amount of the Company’s recorded loan as of March 31, 2003 as compared to December 31, 2002, this decline has partially reversed subsequent to March 31, 2003 based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company believes the decline is temporary at the present time, and has not recorded any permanent impairment of loan value in the first quarter of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required. Mr. Schumacher has indicated his intention to make a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that have not been pledged as collateral, thereby increasing the collateral to loan ratio.

On February 14, 2003, the Company announced that the Company’s Board of Directors had terminated Mr. Schumacher as Chairman and Chief Executive Officer, effective immediately.  Mr. Schumacher remains a Director of the Company.  William A. Wilson, a Director, was named Chairman of the Board.  Kevin W. Quinlan, President and Chief Operating Officer, continues to lead day-to-day operations.  A special committee of the Board of Directors was appointed for the purpose of overseeing the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

CONTRACTUAL OBLIGATIONS

As of March 31, 2003, there have been no significant changes in the Company’s contractual obligations previously disclosed as of December 31, 2002.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from the Company’s former Chairman and Chief Executive Officer, the Company’s belief that it has sufficient liquidity to finance operations over the next twelve months, and the anticipated future financial performance of the Company and its products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company’s best estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the Report to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which any of the Company’s forward-looking statements are based.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: due to operational, scientific or technical difficulties in the implementation of the Company’s strategies and changes in customer demand, the Company’s sales to IVD test kit manufacturers and sales of ACCURUN and other quality control products may decline; the Company may not be successful in commercializing its Pressure Cycling Technology (“PCT”) products and services, or such activities  may take longer than currently expected; the Company may not have sufficient resources to develop new or improved PCT products; demand for commercial applications of PCT may not materialize as expected or may take longer than expected to materialize; PCT may also not be adaptable to any other commercially viable applications; certain PCT applications may not fall within the claims of the Company’s nine issued U.S. patents; individuals and groups utilizing PCT may be able to license such technology from entities other than the Company; the Company may be unable to develop the end-user market for its quality control products; the Company’s may be unable to  grow the sales of Source Scientific, Inc. to the extent anticipated; the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH);  the Company’s may be unable to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; the potential for significant reductions in purchases by any of the Company’s major customers; the Company may be unable to obtain the necessary government approvals for certain of its products; the Company may be unable to compete effectively due to rapid changes in technology; the Company may be unable to attract and retain a qualified individual to serve as Chief Executive Officer; the collateral securing the Company’s loan receivable from its former Chairman and Chief Executive Officer may be impaired,  and the Company may not be able to fully collect the principal and interest due on a $1,000,000 receivable from the former Chairman and Chief Executive Officer; and if expenses are higher than anticipated, or if revenues are lower than anticipated, the Company may require additional capital sooner than expected and  there can be no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, or that it will be successful in eliminating or scaling back certain of its activities.  Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, the Company’s Principal Executive and Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c), which have been designed to ensure that  information required to be disclosed by the Company in the reports it files under the Exchange Act is timely disclosed.  Based upon that evaluation, the Principal Executive and Financial Officer concluded that the disclosure controls and procedures were effective.  Since that evaluation, the Company has made no significant changes in its internal controls and procedures or in other factors that could significantly affect the Company’s internal controls and procedures for financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Shareholders Purchase Rights Plan

On March 3, 2003, the Company’s Board of Directors adopted a shareholder purchase rights plan and has declared a distribution of one Right for each outstanding share of the Company’s Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued.

The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of the Company’s Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding Common Stock or if a current 15% beneficial owner acquires additional shares of Common Stock, each holder of a Right (other than the 15% holder whose Rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the Right, that number of shares of the Company’s Common Stock which at the time of such transaction will have a market value equal to two times the purchase price of the Right   In the event that, at any time after a person or group acquires 15% or  more of the Company’s Common Stock, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to purchase, upon payment of the purchase price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the Right.

The Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment).  At any time prior to the time any person or group acquires 15% or more of the Company’s Common Stock, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,356,000 remains outstanding as of March 31, 2003. Pursuant to this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and the Company’s other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	R**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	Q**

10.1	Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company	A**

10.2	Exclusive License Agreement, dated April 28, 1999, between the University of North Carolina at Chapel Hill and the Company	A**

10.3	Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company	A**

10.4	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**

10.5	1987 Non-Qualified Stock Option Plan*	A**

10.6	Employee Stock Option Plan*	A**

10.7	1999 Non-Qualified Stock Option Plan*	I**

10.8	1999 Employee Stock Purchase Plan*	I**

10.9	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.10	Loan Agreement dated March 31, 2000	C**

10.11	Contract, dated March 1, 1997, between National Cancer Institute and the Company	D**

10.12	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.13

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.14	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.15	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.16	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.17	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.18	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.19	Sponsored Research Agreement with the University of North Carolina, Chapel Hill and the Company, dated, April 28, 1999 and the Company.	J**

10.20	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.21	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.22	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.23	Mortgage and Security Agreement dated March 31, 2000	L**

10.24	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.25	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.26	Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**

10.27	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.28	Pledge and Security Agreement dated as of January 15, 2002, by and between RichardT. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.29	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.30	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.31	Description of Compensation for Certain Directors*	P**

10.32	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	P**

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

A                          Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) (the “Registration Statement”). The number set forth herein is the number of the Exhibit in said Registration Statement.

B                            Incorporated by reference to Exhibit No. 10.17 of the Registration Statement.

C                            Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

O                           Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

P                             Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

Q                           Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

*                             Management contract or compensatory plan or arrangement.

**                      In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) Reports on Form 8-K.

The Company filed a Form 8-K, dated February 24, 2003, relative to the Company’s termination of its Chairman and Chief Executive Officer.  The Company filed a Form 8-K, dated March 11, 2003, relative to the Company’s adoption of a shareholders’ rights agreement.  The Company filed a Form 8-K, dated April 2, 2003, relative to the Company’s issuance of a press release on March 31, 2003 announcing its financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON BIOMEDICA, INC.
(Registrant)

Date:	May 14, 2003	By	/s/ Kevin W. Quinlan
Kevin W. Quinlan,
President and Chief Operating Officer and Treasurer
(Principal Accounting and Financial Officer)

CERTIFICATION

I, Kevin W. Quinlan, President, Chief Operating Officer and Treasurer of Boston Biomedica, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Boston Biomedica, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Kevin W. Quinlan
Kevin W. Quinlan
President, Chief Operating Officer and Treasurer
(Principal Executive and Financial Officer)