Form 10-Q
period 2003-06-30
BOSTON BIOMEDICA INC
filed 2003-08-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

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

☐ Yes    ☒ No

The number of shares outstanding of the Registrant’s common stock as of July 31, 2003 was 6,822,537.

Part I. Financial Information

Item 1. Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

REVENUE:
Products	$3,373,614	$3,587,980	$6,661,871	$6,563,605
Services	2,649,373	2,268,116	5,003,990	4,245,606
Total revenue	6,022,987	5,856,096	11,665,861	10,809,211

COSTS AND EXPENSES:
Cost of products	1,895,577	1,783,483	3,514,208	3,290,523
Cost of services	1,981,817	1,694,506	3,819,969	3,255,940
Research and development	419,887	631,089	820,567	1,388,800
Selling and marketing	782,201	814,637	1,590,495	1,730,341
General and administrative	1,099,843	1,179,868	2,267,036	2,226,310
Total operating costs and expenses	6,179,325	6,103,583	12,012,275	11,891,914

Operating loss	(156,338)	(247,487)	(346,414)	(1,082,703)

Interest income	3,014	11,122	15,631	24,778
Interest expense	(71,629)	(57,528)	(144,637)	(122,834)
Loss before income taxes	(224,953)	(293,893)	(475,420)	(1,180,759)

Provision for income taxes	(351)	—	(3,431)	—
Net loss	$(225,304)	$(293,893)	$(478,851)	$(1,180,759)

Net loss per share, basic & diluted	$(0.03)	$(0.04)	$(0.07)	$(0.18)
Number of shares used to calculate net loss per share, basic and diluted	6,801,157	6,770,103	6,795,262	6,535,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710,348	$975,649
Accounts receivable, less allowances of $124,283 in 2003 and $117,671 in 2002	3,918,611	3,701,105
Inventories	6,651,203	7,094,053
Prepaid expenses and other current assets	321,995	303,396
Restricted cash (Note 6)	—	1,000,000
Total current assets	11,602,157	13,074,203

Property and equipment, net	5,226,225	5,826,817

OTHER ASSETS:
Goodwill and other intangible assets, net (Note 10)	774,612	798,542
Other long-term assets	213,807	143,807
Total other assets	988,419	942,349
TOTAL ASSETS	$17,816,801	$19,843,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,696,228	$1,970,517
Accrued employee compensation	907,855	898,449
Other accrued expenses	487,878	506,823
Net liabilities from discontinued operations (Note 8)	207,587	302,436
Current maturities of long term debt (Note 9)	61,740	79,875
Deferred rent and other current liabilities	127,825	118,609
Total current liabilities	3,489,113	3,876,709

LONG-TERM LIABILITIES:
Long term debt, less current maturities (Note 9)	2,295,216	2,337,874
Net liabilities from discontinued operations (Note 8)	297,705	408,005
Other liabilities	572,415	593,735
Total liabilities	6,654,449	7,216,323

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,822,537 and 6,786,335 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	68,225	67,863
Additional paid-in capital	21,825,057	21,811,262
Accumulated deficit	(9,730,930)	(9,252,079)
Loan receivable from Director and former CEO (Note 6)	(1,000,000)	—
Total stockholders’ equity	11,162,352	12,627,046
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,816,801	$19,843,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478,851)	$(1,180,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	653,020	655,338
(Gain) on disposal of property and equipment	(548)	—
Changes in operating assets and liabilities:
Accounts receivable	(217,506)	518,101
Inventories	442,850	(368,253)
Prepaid expenses and other assets	(18,601)	104,887
Other long-term assets	(70,000)	7,996
Accounts payable	(274,289)	(206,261)
Accrued compensation	9,406	(36,626)
Other accrued expenses	(18,945)	65,645
Deferred revenue	9,178	(37,494)
Other liabilities	(21,320)	22,914
Net cash provided by (used in) operating activities	14,394	(454,512)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(41,910)	(405,816)
Proceeds from sale of property and equipment	14,000	—
Net cash used in investing activities	(27,910)	(405,816)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,157	135,227
Repayments of long-term debt	(60,793)	(43,247)
Repayment of Loan by Director and former CEO	—	525,000
Pledge of restricted cash as security for loan from bank to Director and former CEO	—	(1,006,760)
Net cash used in financing activities	(46,636)	(389,780)
DECREASE IN CASH AND CASH EQUIVALENTS:	(60,152)	(1,250,108)
Cash used in discontinued operations	(205,149)	(482,866)
Cash and cash equivalents, beginning of year	975,649	2,857,916
Cash and cash equivalents at end of period, excluding restricted cash of $1,006,760 at June 30, 2002	$710,348	$1,124,942
NON-CASH ACTIVITIES:
Issuance of 29,155 and 600,000 common shares, respectively, associated with prepaid stock subscriptions	$175,000	$1,500,000
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and former CEO (Note 6)	$1,000,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K filing for the fiscal year ended December 31, 2002 for Boston Biomedica, Inc. and Subsidiaries (“the Company” or “Boston Biomedica”) and the Company’s Form 10-Q filing for the three months ended March 31, 2003.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  At June 30, 2003, the Company has six stock-based compensation plans, which are described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net (loss) and net (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net loss - as reported	$(225,304)	$(293,893)	$(478,851)	$(1,180,759)

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(106,478)	(213,886)	(235,598)	(526,798)
Net loss - pro forma	$(331,782)	$(507,779)	$(714,449)	$(1,707,557)
Basic and Diluted net loss per share - as reported	$(0.03)	$(0.04)	$(0.07)	$(0.18)

Basic and Diluted net loss per share - pro forma	$(0.05)	$(0.08)	$(0.11)	$(0.26)

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

(2)         Recent Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company does not expect the adoption of this new standard to have a material impact on its financial statements.

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

In November 2002, the EITF reached a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The provisions of EITF 00-21 are required to be adopted for revenue arrangements entered into by the Company after June 28, 2003, although early adoption is permitted. EITF 00-21 addresses arrangements with customers that have multiple deliverables such as equipment and installation and provides guidance as to when recognition of revenue for each deliverable is appropriate. The Company adopted  EITF 00-21 as of July 1, 2003 on a prospective basis and does not, at the present time, expect EITF 00-21 to have a material impact on our financial position or results of operations.

(3)         Inventories

Inventories, which include component parts used in the manufacture of laboratory instrumentation and PCT products, consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials	$2,992,784	$3,170,988
Work-in-process	1,901,087	1,988,585
Finished goods	1,757,332	1,934,480
	$6,651,203	$7,094,053

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

The Company had four operating segments as of June 30, 2003.  The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment is a research and development center providing support for the other BBI business units, as well as contract research, molecular and cell biology services, and repository services for the government and life sciences industry.   The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing.   The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”).  The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid extraction and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September 2002. PCT revenue to date consists primarily of both private and public (National Institutes of Health) funding of segment research and, commencing in late 2002, the sale of PCT products.  Most of the expenditures incurred by this segment are for research and development expenses, general management expenses and patent costs.  See also Note 8 of Notes to Consolidated Financial Statements with respect to discontinued operations, which are no longer classified as an operating segment of the Company.

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

Operating segment revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment revenue:	2003	2002	2003	2002
Diagnostics	$3,037,000	$3,300,000	$5,906,000	$5,977,000
Biotech	2,591,000	2,235,000	4,878,000	4,326,000
Laboratory Instrumentation	440,000	572,000	954,000	1,354,000
PCT	155,000	251,000	408,000	381,000
Eliminations	(200,000)	(502,000)	(480,000)	(1,229,000)
Total Revenue	$6,023,000	$5,856,000	$11,666,000	$10,809,000

Operating segment income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segment operating income (loss):	2003	2002	2003	2002
Diagnostics	$402,000	$549,000	$859,000	$687,000
Biotech	(12,000)	(243,000)	(45,000)	(376,000)
Laboratory Instrumentation	(269,000)	(106,000)	(477,000)	(155,000)
PCT	(301,000)	(447,000)	(683,000)	(1,239,000)
Operating loss	$(156,000)	$(247,000)	$(346,000)	$(1,083,000)

Identifiable corporate and operating segment assets are all located in the United States as follows:

Identifiable corporate and segment assets:	June 30, 2003	December 31, 2002
Corporate	$1,010,000	$2,141,000
Diagnostics	9,789,000	10,281,000
Biotech	4,699,000	4,844,000
Laboratory Instrumentation	1,267,000	1,359,000
PCT	1,052,000	1,218,000
Total assets	$17,817,000	$19,843,000

Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

(5)         Computation of Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would have been   outstanding if potentially dilutive common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities having a net effect of 28,778 and 4 common shares for the three and six months ended June 30, 2003 and 336,682 and 250,354 common shares for the three and  six months ended June 30, 2002 were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.

The net loss per share computation for the first six months of 2003 and 2002 reflects the issuance of 7,047 and 4,654 additional shares of common stock, respectively, purchased by employees through their participation in the Company’s employee stock purchase plan.  In December 2001, an additional 600,000 shares of common stock were subscribed to and paid for by a group of investors for $1,500,000 (before expenses). These shares were issued in the first quarter of 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted Average Shares Outstanding, basic	6,801,157	6,770,103	6,795,262	6,535,061
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	—	—	—	—
Weighted Average Shares Outstanding, diluted	6,801,157	6,770,103	6,795,262	6,535,061
Net loss	$(225,304)	$(293,893)	$(478,851)	$(1,180,759)
Net loss per share, basic & diluted	$(0.03)	$(0.04)	$(0.07)	$(0.18)

(6)         Related Party Transaction

As of December 31, 2001, the Company had entered into a one-year loan of $525,000 to Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of Boston Biomedica common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable monthly at the annual rate of 7%.   In January 2002, the principal of the loan was repaid in full with a portion of the proceeds of the loans described in the next sentence. The Company’s loan was replaced by the Company’s limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his Company common stock.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 account was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution through the financial institution’s calling of the Company’s pledged cash. The Company continues to maintain its junior interest in the collateral pledged by Mr. Schumacher to the financial institution.  The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and through June 30, 2003 has recorded a $1,000,000 loan receivable on its balance sheet as a reduction of stockholders’ equity.

At the end of each fiscal quarter, the Company reevaluates the recoverability of the loan receivable from Mr. Schumacher. The Company’s review included an evaluation of the adequacy of the collateral associated with the loan. As described above, the collateral consists of certain real estate holdings and common stock of the Company and the Company’s security interest in the collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s  loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of Mr. Schumacher as the Company’s Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company’s common stock subsequent to December 31, 2002, which comprises a major element of the collateral, are indicators of impairment. The Company reevaluated the adequacy of the value of the collateral as of June 30, 2003 and through July 21, 2003. The value of the collateral as of July 21, 2003 approximates the amount of the Company’s recorded loan (including interest) as of June 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first half of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher has notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

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

The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $505,000 as of June 30, 2003.  The major component of this accrual is estimated lease exit and facility related costs ($400,000), with the remainder for other miscellaneous costs associated with exiting this business segment. The Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002; the remaining accrual may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility.

(9)         Debt

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,342,000 remains outstanding as of June 30, 2003.  The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. The mortgage precludes the payment of dividends on the Company’s common stock and contains certain other restrictive covenants.  Under this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer.  Monthly payments on this mortgage are based on a twenty year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.  The mortgage is collateralized by the Company’s West Bridgewater, MA facility, which has a net book value of approximately $1,977,000 as of June 30, 2003.

(10)  Subsequent Event

On July 9, 2003, the Company announced Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities prior to the end of year 2003.

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

On July 9, 2003, the Company announced Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific is the Company’s California-based instrument subsidiary which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities prior to the end of year 2003.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenue increased 2.9%, or $167,000, to $6,023,000 in the second quarter of 2003 from $5,856,000 in the second quarter of 2002. The increase in revenue was the result of an increase in service revenue of 16.8% or $381,000 to $2,649,000 in the second quarter of 2003 from $2,268,000 in the second quarter of 2002, partially offset by a decline in product revenue of 6.0% or $214,000 to $3,374,000 in the second quarter of 2003 as compared to product revenue of $3,588,000 in the second quarter of 2002.

Product Revenue.  The decrease in product revenue at the Diagnostics segment was due primarily to a lower level of diagnostic component product sales, partially offset by an increase in sales associated with newly released AccuRun products and custom (OEM) panels, which included one large order from an international distributor.  In addition, the Laboratory Instrumentation segment experienced a lower level of contract manufacturing orders.

Service Revenue.  The increase in service revenue was primarily related to increased contract service work associated with government and commercial repository activities performed at the Biotech segment.

Gross Profit

Overall gross profit decreased 9.8%, or $232,000, to $2,146,000 in the second quarter of 2003 from $2,378,000 in the second quarter of 2002.  Product gross profit decreased 18.1%, or $326,000, to $1,478,000 in the second quarter of 2003 from $1,804,000 in the second quarter of 2002; product gross margin decreased to 43.8% in the second quarter of 2003 from 50.3% in the second quarter of 2002.  Services gross profit increased $94,000 or 16.4% to $668,000 in the second quarter of 2003 from $574,000 in the second quarter of 2002; service gross margin was relatively unchanged at 25.2% in the second quarter of 2003 as compared to 25.3% in the second quarter of 2002.

Product Gross Margin.    The decline in product gross margin was associated with an unfavorable mix shift to lower margin products and increased manufacturing processing costs at the Diagnostics segment coupled with a lower product sales volume at both the BioTech and Laboratory Instrumentation segments, both of which have a relatively fixed cost structure.  This decrease was partially offset by a large high margin product order to an international distributor in the second quarter of 2003.

Service Gross Margin.    Service gross margin was relatively unchanged; increases in wages, facilities and freight costs were offset by an increased level of billable hours associated with government contract reimbursable work at the BioTech segment.

Research and Development

Research and development expenditures declined 33.4%, or $211,000, to $420,000 in the second quarter of 2003 from $631,000 in the second quarter of 2002.  The decreased level of expenditures was associated primarily with a reduced level of work associated with PCT related projects. The Company announced the availability for commercial sale of its PCT products in late September 2002.

Selling and Marketing

Selling and marketing expenses decreased by 4.0%, or $33,000, to $782,000 in the second quarter of 2003 from $815,000 in the second quarter of 2002.  The Company incurred a higher level of marketing and promotion related costs in the second quarter of 2002 associated with its year 2002 introduction of the PCT BarocyclerTM.

General and Administrative

General and administrative expenses decreased 6.8%, or $80,000, to $1,100,000 in the second quarter of 2003 from $1,180,000 in the second quarter of 2002. The decrease is due to a decline in employee health care costs coupled with reduced compensation costs associated with the elimination of the salary that would have been paid to the Company’s former Chairman and Chief Executive Officer who was terminated in February 2003.  This decrease was offset by approximately $100,000 of increased legal, audit and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003, in conjunction with the termination of the Company’s Chairman and Chief Executive Officer, for the purpose of overseeing the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

Operating Loss

Operating loss amounted to $(156,000) in the second quarter of 2003 compared to an operating loss of $(247,000) in the second quarter of 2002. The Diagnostics segment’s operating income decreased to $402,000 in the second quarter of 2003 from $549,000 in the second quarter of 2002, associated with a 4.2% decline in product revenue at the Diagnostics segment as explained above.  The Biotech segment's operating profit amounted to $12,000 in the second quarter of 2003 as compared to an operating loss of $(243,000) in the second quarter of 2002, due to higher revenues associated with work on contract research services and government repository services.  The operating loss of the PCT segment decreased to $(301,000) in the second quarter of 2003 from $(447,000) in the second quarter of 2002 primarily due to reduced patents, trade show and research and development costs. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle.  The Laboratory Instrumentation segment’s operating loss increased to $(269,000) in the second quarter of 2003 from $(106,000) in the second quarter of 2002. This segment recorded a 23.1% decline in revenue due to a lower level of both contract manufacturing work and instrument development services for PCT coupled with increased costs associated with a facility lease renewal effective February 1, 2002.

Interest Expense

Interest expense, primarily from the Company’s outstanding mortgage, increased $14,000 as compared to the second quarter of 2002, associated with increased fees due to the Company’s default of a mortgage covenant.  The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and the Company’s other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer. The fees were incurred to waive these defaults.

Evaluation of Financial Asset

As of June 30, 2003, the Company reevaluated the recoverability of the loan receivable from Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer as discussed further in Note 6 of Notes to Consolidated Financial Statements.  The Company’s review included an evaluation of the adequacy of the collateral associated with the loan.  The Company’s security interest in this collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  The collateral consists of real estate holdings and common stock of the Company.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in  the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of Mr. Schumacher by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company’s common stock subsequent to December 31, 2002, which comprises a major element of the collateral, are indicators of impairment. The Company has reevaluated the adequacy of the value of the collateral as of June 30, 2003 and through July 21, 2003. The value of the collateral as of July 21, 2003 approximates the amount of the Company’s recorded loan (including interest) as of June 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first half of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher has notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

Income Taxes

In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the second quarter of 2003 and the second quarter of 2002.

Net Loss

The Company had a net loss of $(225,000) in the second quarter of 2003 as compared to a net loss of $(294,000) in the second quarter of 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue

Total revenue increased 7.9%, or $857,000, to $11,666,000 in the first six months of 2003 from $10,809,000 in the first six months of 2002. The increase in revenue was the result of an increase in product revenue of 1.5% or $98,000, to $6,662,000 in the first six months of 2003 from $6,564,000 in the first six months of 2002, coupled with a 17.9% or $758,000 increase in service revenue to $5,004,000 in the first six months of 2003 as compared to service revenue of $4,246,000 in the first six months of 2002.

Product Revenue.  The increase in product revenue occurred in the Diagnostics segment and was due primarily to sales associated with newly released AccuRun products and custom (OEM) panels, which included one large order from an international distributor. In the first half of 2002 however, product revenues were offset and adversely impacted by delays from several customers at the Diagnostics segment in getting final customer approval for shipment, and the impact of the Company’s increased focus on commercializing PCT, which diverted resources from other projects.  The increase in product revenues was also partially offset by a lower level of contract manufacturing orders at the Laboratory Instrumentation segment.

Service Revenue.  The $758,000 increase in service revenue was primarily related to increased contract service work associated with repository activities performed at the Biotech segment.

Gross Profit

Overall gross profit increased 1.6%, or $69,000 to $4,332,000 in the first six months of 2003 from $4,263,000 in the first six months of 2002.  Product gross profit decreased 3.8%, or $126,000, to $3,147,000 in the first six months of 2003 from $3,273,000 in the first six months of 2002; product gross margin decreased to 47.3% in the first six months of 2003 from 49.9% in the first six months of 2002.  Services gross profit increased $194,000 or 19.6% to $1,184,000 in the first six months of 2003 from $990,000 in the first six months of 2002, while service gross margin increased slightly to 23.7% in the first six months of 2003 from 23.3% in the first six months of 2002.

Product Gross Margin.     The decline in product gross margin was primarily due to an unfavorable product sales mix shift to lower margin products coupled with increased manufacturing processing costs at the Diagnostics segment.

Service Gross Margin.    The service gross margin increase was primarily due to increased service revenues at the Biotech segment and PCT related grant revenue combined with an increased level of billable hours associated with government contract reimbursable work.

Research and Development

Research and development expenditures declined 40.9%, or $568,000, to $821,000 in the first six months of 2003 from $1,389,000 in the first six months of 2002.  The decreased level of expenditures was associated primarily with a reduced level of work associated with PCT related projects. The Company announced the availability for commercial sale of its PCT products in late September 2002.

Selling and Marketing

Selling and marketing expenses decreased by 8.1%, or $140,000, to $1,590,000 in the first six months of 2003 from $1,730,000 in the first six months of 2002.  The Company incurred significant marketing and promotion related costs in the first six months of 2002 associated with its introduction of the PCT BarocyclerTM at an industry trade show.

General and Administrative

General and administrative costs increased 1.8%, or $41,000, to $2,267,000 in the first six months of 2003 from $2,226,000 in the first six months of 2002. The increase is associated with legal, audit and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003, in conjunction with the termination of the Company’s Chairman and Chief Executive Officer, for the purpose of overseeing the management of the affairs of the Company until such time as a new Chief Executive Officer is employed. The Company also incurred increased legal fees associated with the March 2003 adoption of a Shareholder Purchase Rights Plan.   These increases were partially offset by reduced compensation costs due to the elimination of the salary that would have been paid to the Company’s former Chairman and Chief Executive Officer who was terminated in February 2003, and lower employee health care costs.

Operating Loss

Operating loss amounted to $(346,000) in the first six months of 2003 compared to an operating loss of $(1,083,000) in the first six months of 2002. The Diagnostics segment’s operating income increased to $859,000 in the first six months of 2003 from $687,000 in the first six months of 2002, due to an increase in product sales associated with newly released AccuRun products and custom (OEM) panels, which included one large order from an international distributor in the first six months of 2003.  The Biotech segment’s operating loss decreased to $(45,000) in the first six months of 2003 from $(376,000) in the first six months of 2002; higher revenues associated with work on two research contracts and increased repository services combined with an increased level of billable hours associated with government contract reimbursable work was partially offset by higher wages, supplies and facility costs.  The operating loss of the PCT segment decreased to $(683,000) in the first six months of 2003 from $(1,239,000) in the first six months of 2002 primarily due to reduced patents, trade show and research and development costs. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. The Laboratory Instrumentation segment’s operating loss increased to $(477,000) in the first six months of 2003 from $(155,000) in the first six months of 2002. This segment recorded a 29.5% decline in revenue due to a lower level of both contract manufacturing work and instrument development services for PCT coupled with increased costs associated with a facility lease renewal effective February 1, 2002.

Interest Expense

Interest expense, primarily on the Company’s outstanding mortgage, increased $22,000 in the first six months of 2003 as compared to the first six months of 2002, due to increased fees associated with the Company’s default of a mortgage covenant.  The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and the Company’s other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer. The fees were incurred to waive these defaults.

Evaluation of Financial Asset

As of June 30, 2003, the Company reevaluated the recoverability of the loan receivable from Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer as discussed further in Note 6 of Notes to Consolidated Financial Statements.  The Company’s review included an evaluation of the adequacy of the collateral associated with the loan.  The Company’s security interest in this collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  The collateral consists of real estate holdings and common stock of the Company.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in  the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of Mr. Schumacher by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company’s common stock subsequent to December 31, 2002, which comprises a major element of the collateral, are indicators of impairment. The Company has reevaluated the adequacy of the value of the collateral as of June 30, 2003 and through July 21, 2003. The value of the collateral as of July 21, 2003 approximates the amount of the Company’s recorded loan (including interest) as of June 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first half of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher has notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

Income Taxes

In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with

Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the first six months of 2003 and the first six months of 2002.

Net Loss

The Company had a net loss of $(479,000) in the first six months of 2003 as compared to a net loss of $(1,181,000) in the first six months of 2002.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s working capital position decreased slightly to $8,113,000 as of June 30, 2003 from $8,197,000 (excluding $1,000,000 of restricted cash) as of December 31, 2002.

Net cash provided by operations for the six months ended June 30, 2003 was $14,000 as compared to net cash used by operations of $454,000 for the six months ended June 30, 2002.   Cash provided by operations during the first six months of 2003 was primarily the result of a significantly reduced level of inventory purchases, partially offset by an increase in accounts receivable, a reduction in accounts payable coupled with a lower year to date loss from operations as compared to the same period last year.  The operational use of cash during the first six months of 2002 was primarily the result of the year to date loss and the buildup of raw materials inventory partially offset by favorable cash collections of receivables.

Net cash used in investing activities for the six months ended June 30, 2003 was $28,000 compared to $406,000 for the six months ended June 30, 2002.  The Company has significantly curtailed current year capital expenditures in conjunction with its efforts to seek additional capital as discussed further hereunder.

Net cash used in financing activities for the six months ended June 30, 2003 was $47,000 compared to cash used of $390,000 during the six months ended June 30, 2002.  In the first six months of 2002, as discussed further under “Related Party Transaction” below, the Company pledged $1,000,000 via a deposit in an interest bearing account at a financial institution in early 2002; this was partially offset by a $525,000 repayment in 2002 to the Company of a loan by its former Chief Executive Officer (“CEO”).

Based on current forecasts, management believes the Company has sufficient liquidity to finance operations for the next twelve months.  Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds.  There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all.  If adequate funds are not available when needed, the Company may be required to further reduce certain of its  costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.  The Company is considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company’s stockholders.  On    October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth; their engagement continues at this date.

Related Party Transaction

As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company,  renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of the Company’s common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable monthly at the annual rate of 7%.   In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company’s loans were replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his common stock holdings in the

Company.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in the Company on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 account was used to satisfy the Company’s limited guaranty obligation. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution.  The Company continues to maintain its junior interest in the collateral pledged by Mr. Schumacher to the financial institution.  The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has recorded a $1,000,000 loan receivable on its balance sheet as a reduction of stockholders’ equity.  As discussed further above, the Company has reevaluated the adequacy of the value of the collateral as of June 30, 2003 and through July 21, 2003. The value of the collateral as of July 21, 2003 approximates the amount of the Company’s recorded loan (including interest) as of June 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first half of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher has notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

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

On July 9, 2003, the Company announced Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities prior to the end of year 2003.

CONTRACTUAL OBLIGATIONS

As of June 30, 2003, there have been no significant changes in the Company’s contractual obligations previously disclosed as of December 31, 2002.

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

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: the Company may not be successful in commercializing its PCT products and services, or such activities  may take longer than currently expected; the Company may not have sufficient resources to develop new or improved PCT products; demand for commercial applications of PCT may not materialize as expected or may take longer than expected to materialize; PCT may also not be adaptable to any other commercially viable applications; certain PCT applications may not fall within the claims of the Company’s nine issued U.S. patents; individuals and groups utilizing PCT may be able to license such technology from entities other than the Company; due to operational, scientific or technical difficulties in the implementation of the Company’s strategies and changes in customer demand, the Company’s sales to IVD test kit manufacturers and sales of ACCURUN and other quality control products may decline; the Company may be unable to develop the end-user market for its quality control products; the Company may be unable to  grow the sales of Source Scientific, Inc. to the extent anticipated; the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH);  the Company may be unable to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products; the potential for significant reductions in purchases by any of the Company’s major customers; the Company may be unable to obtain the necessary government approvals for certain of its products; the Company may be unable to compete effectively due to rapid changes in technology; the Company may be unable to attract and retain a qualified individual to serve as Chief Executive Officer; the collateral securing the Company’s loan receivable from its former Chairman and Chief Executive Officer may be impaired,  and the Company may not be able to fully collect the principal and interest due on a $1,000,000 receivable from the former Chairman and Chief Executive Officer; and if expenses are higher than anticipated, or if revenues are lower than anticipated, the Company may require additional capital sooner than expected and  there can be no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, or that it will be successful in eliminating or scaling back certain of its activities.  Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	(A)**

3.2	Amended and Restated Bylaws of the Company	(A)**

3.3	Amendment to Amended and Restated Bylaws of the Company	(C)**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	(A)**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	(A)**

4.3	Form of warrants issued in connection with Paradigm Group	(H)**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	(K)**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	(K)**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	(K)**

4.7	Warrant issued to DP Securities, Inc.	(K)**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	(K)**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	(K)**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	(K)**

4.11	Warrant issued to Richard P. Kiphart	(K)**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	(K)**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	(K)**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	(Q)**

10.1	Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company	(A)**

10.2	Exclusive License Agreement, dated April 28, 1999, between the University of North Carolina at Chapel Hill and the Company	(A)**

10.3	Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company	(A)**

10.4	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	(A)**

10.5	1987 Non-Qualified Stock Option Plan*	(A)**

10.6	Employee Stock Option Plan*	(A)**

10.7	1999 Non-Qualified Stock Option Plan*	(I)**

10.8	1999 Employee Stock Purchase Plan*	(I)**

10.9	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	(B)**

10.10	Loan Agreement dated March 31, 2000	(C)**

10.11	Contract, dated March 1, 1997, between National Cancer Institute and the Company	(D)**

10.12	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	(E)**

10.13

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

(F)**

10.14	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	(G)**

10.15	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	(G)**

10.16	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	(H)**

10.17	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	(J)**

10.18	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	(J)**

10.19	Sponsored Research Agreement with the University of North Carolina, Chapel Hill and the Company, dated, April 28, 1999 and the Company.	(J)**

10.20	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	(J)**

10.21	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	(K)**

10.22	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	(K)**

10.23	Mortgage and Security Agreement dated March 31, 2000	(L)**

10.24	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	(M)**

10.25	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	(N)**

10.26	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	(O)**

10.27	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	(O)**

10.28	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	(O)**

10.29	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	(O)**

10.30	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	(O)**

10.31	Description of Compensation for Certain Directors*	(P)**

10.32	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	(P)**

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(A)      Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) (the “Registration Statement”). The number set forth herein is the number of the Exhibit in said Registration Statement.

(B)        Incorporated by reference to Exhibit No. 10.17 of the Registration Statement.

(C)        Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(D)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(E)         Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(F)         Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(G)        Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(H)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(I)            Incorporated by reference to the registrant’s proxy statement, filed with the Securities and Exchange Commission on June 14, 1999.

(J)           Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

(K)       Incorporated by reference to the registrant’s Report on Form 8-K filed September 8, 2000.

(L)         Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(M)    Incorporated by reference to the registrant’s Report on Form 8-K filed March 8, 2001.

(N)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(O)       Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(P)         Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(Q)       Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

*                 Management contract or compensatory plan or arrangement.

**          In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  Reports on Form 8-K.

The Company filed a Form 8-K, dated April 2, 2003, relative to the Company’s issuance of a press release on March 31, 2003 announcing its financial results for the fourth quarter and year ended December 31, 2002. The Company filed a Form 8-K, dated May 19, 2003, relative to the Company’s issuance of a press release on May 16, 2003 announcing its financial results for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON BIOMEDICA, INC.
(Registrant)

Date:	August 14, 2003	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan
President and Chief Operating Officer and Treasurer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	(A)**

3.2	Amended and Restated Bylaws of the Company	(A)**

3.3	Amendment to Amended and Restated Bylaws of the Company	(C)**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	(A)**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	(A)**

4.3	Form of warrants issued in connection with Paradigm Group	(H)**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	(K)**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	(K)**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	(K)**

4.7	Warrant issued to DP Securities, Inc.	(K)**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	(K)**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	(K)**

4.11	Warrant issued to Richard P. Kiphart	(K)**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	(K)**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	(K)**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	(Q)**

10.1	Agreement, dated January 17, 1994, between Roche Molecular Systems, Inc. and the Company	(A)**

10.2	Exclusive License Agreement, dated April 28, 1999, between the University of North Carolina at Chapel Hill and the Company	(A)**

10.3	Agreement, dated October 1, 1995, between Ajinomoto Co., Inc. and the Company	(A)**

10.4	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	(A)**

10.5	1987 Non-Qualified Stock Option Plan*	(A)**

10.6	Employee Stock Option Plan*	(A)**

10.7	1999 Non-Qualified Stock Option Plan*	(I)**

10.8	1999 Employee Stock Purchase Plan*	(I)**

10.9	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	(B)**

10.10	Loan Agreement dated March 31, 2000	(C)**

10.11	Contract, dated March 1, 1997, between National Cancer Institute and the Company	(D)**

10.12	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	(E)**

10.13

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

(F)**

10.14	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	(G)**

10.15	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	(G)**

10.16	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	(H)**

10.17	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	(J)**

10.18	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	(J)**

10.19	Sponsored Research Agreement with the University of North Carolina, Chapel Hill and the Company, dated, April 28, 1999 and the Company.	(J)**

10.20	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	(J)**

10.21	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	(K)**

10.22	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	(K)**

10.23	Mortgage and Security Agreement dated March 31, 2000	(L)**

10.24	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	(M)**

10.25	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	(N)**

10.26	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	(O)**

10.27	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	(O)**

10.28	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	(O)**

10.29	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	(O)**

10.30	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	(O)**

10.31	Description of Compensation for Certain Directors*	(P)**

10.32	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	(P)**

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(A)      Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) (the “Registration Statement”). The number set forth herein is the number of the Exhibit in said Registration Statement.

(B)        Incorporated by reference to Exhibit No. 10.17 of the Registration Statement.

(C)        Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(D)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(E)         Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(F)         Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(G)        Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998.

(H)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(I)            Incorporated by reference to the registrant’s proxy statement, filed with the Securities and Exchange Commission on June 14, 1999.

(J)           Incorporated by reference to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

(K)       Incorporated by reference to the registrant’s Report on Form 8-K filed September 8, 2000.

(L)         Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(M)    Incorporated by reference to the registrant’s Report on Form 8-K filed March 8, 2001.

(N)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

(O)       Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(P)         Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

(Q)       Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

*                 Management contract or compensatory plan or arrangement.

**          In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.