Form 10-Q
period 2003-09-30
BOSTON BIOMEDICA INC
filed 2003-11-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

(508) 580-1900
Registrant’s telephone number, including area code

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

☐ Yes      ☒ No

The number of shares outstanding of the Registrant’s common stock as of October 31, 2003 was 6,827,592.

Part I. Financial Information

Item 1. Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002

REVENUE:
Products	$3,524,740	$2,868,300	$10,186,266	$9,431,905
Services	2,304,295	3,007,672	7,308,630	7,253,277
Total revenue	5,829,035	5,875,972	17,494,896	16,685,182

COSTS AND EXPENSES:
Cost of products	1,892,686	1,542,111	5,406,894	4,832,634
Cost of services	1,914,442	2,315,721	5,734,411	5,571,661
Research and development	491,190	708,284	1,311,757	2,097,083
Selling and marketing	827,688	803,956	2,418,182	2,534,297
General and administrative	986,489	1,016,087	3,253,526	3,242,397
Total operating costs and expenses	6,112,495	6,386,159	18,124,770	18,278,072
Operating loss from continuing operations	(283,460)	(510,187)	(629,874)	(1,592,890)
Interest income	1,988	9,966	17,619	34,744
Interest expense	(74,284)	(66,957)	(218,921)	(189,791)
Loss from continuing operations before income taxes	(355,756)	(567,178)	(831,176)	(1,747,937)
Provision for income taxes	—	—	(3,431)	—
Loss from continuing operations	(355,756)	(567,178)	(834,607)	(1,747,937)
Discontinued operations (Note 8)
Income from discontinued operations of Clinical Laboratory segment, net of income taxes	—	225,000	—	225,000
Net loss	$(355,756)	$(342,178)	$(834,607)	$(1,522,937)

Loss per share from continuing operations, basic & diluted	$(0.05)	$(0.08)	$(0.12)	$(0.26)
Income per share from discontinued operations, basic & diluted	$—	$0.03	$—	$0.03
Net loss per share, basic & diluted	$(0.05)	$(0.05)	$(0.12)	$(0.23)
Number of shares used to calculate net income (loss) per share, basic and diluted	6,824,075	6,782,175	6,804,972	6,618,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,255,572	$975,649
Accounts receivable, less allowances of $124,283 in 2003 and $117,671 in 2002	3,294,912	3,701,105
Inventories	6,507,934	7,094,053
Prepaid expenses and other current assets	312,150	303,396
Restricted cash (Note 6)	—	1,000,000
Total current assets	11,370,568	13,074,203

Property and equipment, net	4,967,139	5,826,817

OTHER ASSETS:
Goodwill and other intangible assets, net	762,066	798,542
Other long-term assets	228,178	143,807
Total other assets	990,244	942,349
TOTAL ASSETS	$17,327,951	$19,843,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,377,487	$1,970,517
Accrued employee compensation	1,116,786	898,449
Other accrued expenses	571,102	506,823
Liabilities from discontinued operations (Note 8)	195,660	302,436
Current maturities of long term debt (Note 9)	56,092	79,875
Deferred rent and other current liabilities	83,512	118,609
Total current liabilities	3,400,639	3,876,709

LONG-TERM LIABILITIES:
Long term debt, less current maturities (Note 9)	2,288,388	2,337,874
Liabilities from discontinued operations (Note 8)	260,998	408,005
Other liabilities	561,190	593,735
Total liabilities	6,511,215	7,216,323

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,827,592 and 6,786,335 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	68,276	67,863
Additional paid-in capital	21,835,146	21,811,262
Accumulated deficit	(10,086,686)	(9,252,079)
Loan receivable from Director and former CEO (Note 6)	(1,000,000)	—
Total stockholders’ equity	10,816,736	12,627,046
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,327,951	$19,843,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(834,607)	$(1,522,937)
Less: income from discontinued operations	—	225,000
Loss from continuing operations	(834,607)	(1,747,937)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	971,170	968,902
Gain on disposal of property and equipment	(548)	—
Provision for doubtful accounts	8,000	—
Changes in operating assets and liabilities:
Accounts receivable	398,193	295,821
Inventories	586,119	(619,460)
Prepaid expenses and other current assets	(8,754)	(53,272)
Other long-term assets	(84,371)	9,530
Accounts payable	(593,030)	817,209
Accrued employee compensation	218,337	132,872
Other accrued expenses	64,279	(58,544)
Deferred rent and other current liabilities	(35,097)	(37,157)
Other liabilities	(32,545)	29,153
Net cash provided by (used in) operating activities	657,146	(262,883)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(88,468)	(578,417)
Proceeds from sale of property and equipment	14,000	—
Net cash used in investing activities	(74,468)	(578,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	24,297	149,739
Repayments of long-term debt	(73,269)	(60,784)
Repayment of Loan by Director and former CEO	—	525,000
Pledge of restricted cash as security for loan from bank to Director and former CEO (Note 6)	—	(1,010,659)
Net cash used in financing activities	(48,972)	(396,704)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	533,706	(1,238,004)
Cash used in discontinued operations	(253,783)	(606,699)
Cash and cash equivalents, beginning of year	975,649	2,857,916
Cash and cash equivalents at end of period, excluding restricted cash of $1,010,659 at September 30, 2002	$1,255,572	$1,013,213
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 29,155 and 600,000 common shares, respectively, associated with prepaid stock subscriptions	$175,000	$1,500,000
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and former CEO (Note 6)	$1,000,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1)    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K filing for the fiscal year ended December 31, 2002 for Boston Biomedica, Inc. and Subsidiaries (“the Company” or “Boston Biomedica”) and the Company’s Form 10-Q filings for the three months ended March 31, 2003 and three and six months ended June 30, 2003, respectively.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” (SFAS 148) amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  At September 30, 2003, the Company has six stock-based compensation plans, which are described in further detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no compensation expense has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation expense for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net (loss) and net (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss - as reported	$(355,756)	$(342,178)	$(834,607)	$(1,522,937)
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(180,116)	(91,425)	(415,714)	(618,223)
Net loss - pro forma	$(535,872)	$(433,603)	$(1,250,321)	$(2,141,160)
Basic and Diluted net loss per share - as reported	$(0.05)	$(0.05)	$(0.12)	$(0.23)

Basic and Diluted net loss per share - pro forma	$(0.08)	$(0.06)	$(0.18)	$(0.32)

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

(2)   Recent Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (An interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”) (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for annual periods that end after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  See Note 6 of Notes to Consolidated Financial Statements hereunder for additional information on the Company’s limited guaranty and pledge of a $1,000,000 interest bearing deposit, as of December 31, 2002, at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by the former Chairman and Chief Executive Officer of the Company.  In addition, BBI Clinical Laboratories, a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005 and which was guaranteed by the Company.  In connection with the Company’s decision to exit this business segment, the Company assumed the obligation to make the remaining lease payments, which is included in the Company’s estimate of remaining liabilities associated with discontinued operations.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company was required to apply FIN No. 46 on July 1, 2003.  The Company does not have any VIE’s.

In November 2002, the EITF reached a final consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The provisions of EITF 00-21 are required to be adopted for revenue arrangements entered into by the Company after June 28, 2003.  EITF 00-21 addresses arrangements with customers that have multiple deliverables, such as equipment and installation, and provides guidance as to when recognition of revenue for each deliverable is appropriate. The Company adopted  EITF 00-21 as of July 1, 2003; such adoption did not have a material impact on the Company’s consolidated financial position or statements of operations.

(3)   Inventories

Inventories, which include component parts used in the manufacture of laboratory instrumentation and PCT products, consisted of the following:

	September 30, 2003	December 31, 2002

Raw materials	$3,161,702	$3,170,988
Work-in-process	1,728,097	1,988,585
Finished goods	1,618,135	1,934,480
	$6,507,934	$7,094,053

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

The Company had four operating segments as of September 30, 2003.  The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment is a research and development center providing support for the other BBI business segments, as well as contract research, molecular and cell biology services, and repository services for the government and life sciences industry.  The Laboratory Instrumentation segment sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing.  The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”).  The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid extraction and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September 2002. PCT revenue to date consists primarily of both private and public (National Institutes of Health) funding of segment research and, commencing in late 2002, the sale of PCT products.  Most of the expenditures incurred by this segment are for research and development expenses, general management expenses and patent costs.  See also Note 8 of Notes to Condensed Consolidated Financial Statements with respect to discontinued operations, which are no longer classified as an operating segment of the Company.

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

Operating segment revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Segment revenue:
Diagnostics	$3,142,000	$2,623,000	$9,048,000	$8,600,000
Biotech	2,404,000	2,982,000	7,283,000	7,308,000
Laboratory Instrumentation	427,000	536,000	1,380,000	1,889,000
PCT	90,000	166,000	498,000	547,000
Eliminations	(234,000)	(431,000)	(714,000)	(1,659,000)
Total Revenue	$5,829,000	$5,876,000	$17,495,000	$16,685,000

Operating segment income (loss) from continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Segment operating income (loss):
Diagnostics	$489,000	$206,000	$1,348,000	$893,000
Biotech	(104,000)	(29,000)	(149,000)	(405,000)
Laboratory Instrumentation	(260,000)	(197,000)	(737,000)	(352,000)
PCT	(408,000)	(490,000)	(1,092,000)	(1,729,000)
Operating loss from continuing operations	$(283,000)	$(510,000)	$(630,000)	$(1,593,000)

Identifiable corporate and operating segment assets are all located in the United States as follows:

	September 30 , 2003	December 31 , 2002
Identifiable corporate and segment assets:
Corporate	$1,493,000	$2,141,000
Diagnostics	9,420,000	10,281,000
Biotech	3,984,000	4,844,000
Laboratory Instrumentation	1,347,000	1,359,000
PCT	1,084,000	1,218,000
Total assets	$17,328,000	$19,843,000

Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

(5)   Computation of Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus additional common shares that would have been   outstanding if potentially dilutive common shares had been issued.  For the purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from the calculation. Potentially dilutive securities having a net effect of 46,540 and 6,001 common shares for the three and nine months ended September 30, 2003 and 132,855 and 215,259 common shares for the three and nine months ended September 30, 2002 were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.

The net loss per share computation for the first nine months of 2003 and 2002 reflects the issuance of 12,102 and 9,749 additional shares of common stock, respectively, purchased by employees through their participation in the Company’s employee stock purchase plan.  Additionally, the net (loss) per share computation for the first nine months of 2002 reflects the issuance of 600,000 additional shares of common stock in the first quarter of 2002. In December 2001, these shares of common stock were subscribed to and paid for by a group of investors for $1,500,000 (before expenses).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted Average Shares Outstanding, basic	6,824,075	6,782,175	6,804,972	6,618,338
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	—	—		—
Weighted Average Shares Outstanding, diluted	6,824,075	6,782,175	6,804,972	6,618,338

Loss from continuing operations	$(355,756)	$(567,178)	$(834,607)	$(1,747,937)
Income from discontinued operations	—	225,000	—	225,000
Net loss	$(355,756)	$(342,178)	$(834,607)	$(1,522,937)

Loss per share from continuing operations, basic & diluted	$(0.05)	$(0.08)	$(0.12)	$(0.26)
Income per share from discontinued operations-basic & diluted	—	0.03	—	0.03

Net loss per share-basic & diluted	$(0.05)	$(0.05)	$(0.12)	$(0.23)

(6)   Related Party Transaction

As of December 31, 2001, the Company had entered into a one-year loan of $525,000 to Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of Boston Biomedica common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable monthly at the annual rate of 7%.  In January 2002, the principal of the loan was repaid in full with a portion of the proceeds of the loans described in the next sentence. The Company’s loan was replaced by the Company’s limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his Company common stock.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 account was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution through the financial institution’s calling of the Company’s pledged cash. The Company continues to maintain its junior interest in the collateral pledged by Mr. Schumacher to the financial institution.  The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and through September 30, 2003 has recorded a $1,000,000 loan receivable on its balance sheet as a reduction of stockholders’ equity.

At the end of each fiscal quarter, the Company reevaluates the recoverability of the loan receivable from Mr. Schumacher. The Company’s review included an evaluation of the adequacy of the collateral associated with the loan. As described above, the collateral consists of certain real estate holdings and common stock of the Company and the Company’s security interest in the collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.  The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. While the restricted cash was not impaired as of December 31, 2002, the termination of Mr. Schumacher as the Company’s Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the decline in the quoted market value of the Company’s common stock subsequent to December 31, 2002, which comprises a major element of the collateral, are indicators of impairment. The Company reevaluated the adequacy of the value of the collateral as of September 30, 2003 and through October 31, 2003. The value of the collateral as of October 31, 2003 approximates the amount of the Company’s recorded loan (including interest) as of September 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first nine months of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

On July 9, 2003, the Company announced Mr. Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities prior to the end of year 2003.

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

Warrants

In November 1999, the Company sold 29,155 equity units to MDBio, Inc. a Maryland not-for profit corporation. Each equity unit consists of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $10.00 per share.  MDBio paid the Company $175,000 for the equity units. These warrants expired unexercised at the close of business September 30, 2003.

On September 30, 1998 the Company acquired the remaining outstanding common stock (approximately 81%) of BioSeq, Inc., a development stage company with patent pending technology based on pressure cycling technology for $879,000 in cash (net of cash acquired of $121,000). In connection with the Company’s acquisition of BioSeq, Inc., the Company issued warrants to purchase 100,000 shares of the Company’s common stock at a purchase exercise price of $2.50 per share (subject to annual increases). As of December 31, 2002, warrants to purchase 67,192 shares of common stock remained outstanding at an exercise price of $3.66 per share.  Subsequent to the quarter ended September 30, 2003, all remaining warrants outstanding that were issued pursuant to this transaction expired unexercised at the close of business October  8, 2003.

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

The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $457,000 as of September 30, 2003.  The major component of this accrual is estimated lease exit and facility related costs ($350,000), with the remainder for other miscellaneous costs associated with exiting this business segment. The Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in the third quarter of 2002; the remaining accrual may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility.

(9) Debt

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,334,000 remains outstanding as of September 30, 2003.  The Company used the funds to reduce the outstanding balance of its then existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. Monthly payments on this mortgage are based on a twenty year amortization schedule with a balloon payment representing the remaining balance due in full in March 2010. The mortgage precludes the payment of dividends on the Company’s common stock and contains certain other restrictive covenants.  Under this mortgage agreement the Company is subject to certain financial covenants.

The Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer.  The mortgage is collateralized by the Company’s West Bridgewater, MA facility, which has a net book value of approximately $1,945,000 as of September 30, 2003.

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

Mr.  R. Wayne Fritzsche and Calvin A. Saravis were elected Directors of the Company at its Special Meeting in Lieu of Annual Meeting of Stockholders held on Thursday, October 2, 2003.  Mr. Francis Capitanio’s term expired at that time.  Both Mr. Fritzsche and Dr. Saravis will serve until the Company’s Annual Meeting in 2006.  At a Directors’ meeting immediately following the Stockholders Meeting, Mr. Fritzsche was elected Chairman of the Board.  Mr. William A. Wilson, a Director since 2001 and Chairman of the Board since February 2003, resigned from the Board on October 3, 2003 in order to pursue other activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

Total revenue decreased 0.8%, or $47,000, to $5,829,000 in the third quarter of 2003 from $5,876,000 in the third quarter of 2002. The decrease in revenue was the result of a decline in service revenue of 23.4% or $704,000 to $2,304,000 in the third quarter of 2003 from $3,008,000 in the third quarter of 2002, substantially offset by an increase in product revenue of 22.9% or $657,000 to $3,525,000 in the third quarter of 2003 as compared to product revenue of $2,868,000 in the third quarter of 2002.

Product Revenue.  An increase in product revenue at the Diagnostics segment was associated with higher sales of Accurun® and Basematrix products in the third quarter of 2003 as compared to the third quarter of 2002, driven by strong sales of controls for nucleic acid testing and custom Basematrix.

Service Revenue.  The decrease in service revenue was associated with a higher level of clinical trial activity in the third quarter of 2002 as compared to the current quarter on two service contracts related to HIV vaccine development (as a result of increased activity from a subcontractor) and Hepatitis C work at the Biotech segment. This was partially offset by an increase in repository services in the third quarter of 2003.

Gross Profit

Overall gross profit increased 0.2%, or $4,000, to $2,022,000 in the third quarter of 2003 from $2,018,000 in the third quarter of 2002.  Product gross profit increased 23.1%, or $306,000, to $1,632,000 in the third quarter of 2003 from $1,326,000 in the third quarter of 2002; product gross margin increased slightly to 46.3% in the third quarter of 2003 from 46.2% in the third quarter of 2002.  Service gross profit decreased $302,000 or 43.6% to $390,000 in the third quarter of 2003 from $692,000 in the third quarter of 2002; service gross margin declined to 16.9% in the third quarter of 2003 as compared to 23.0% in the third quarter of 2002.

Product Gross Margin.   The slight increase in product gross margin was due to a more favorable overhead absorption performance.

Service Gross Margin.   Service gross margin declined due to less profitable government research contracts at the Biotech segment in the third quarter of 2003 as compared to the third quarter of 2002. The third quarter of 2002 also benefited from increased service revenues at the Biotech segment associated with increased subcontract charges on two vaccine contracts.

Research and Development

Research and development expenditures declined 30.6%, or $217,000, to $491,000 in the third quarter of 2003 from $708,000 in the third quarter of 2002.  The decreased level of expenditures was associated primarily with a reduced level of activity on PCT related projects, which included work on optimization protocols for various tissue types performed in the third quarter of 2002.  In addition, in the third quarter of 2002, there was an increase in development work on software and purified reagents.

Selling and Marketing

Selling and marketing expenses increased by 3.0%, or $24,000, to $828,000 in the third quarter of 2003 from $804,000 in the third quarter of 2002.  The Company has incurred a slightly higher level of marketing and promotion related costs in the third quarter of 2003 associated with both its Diagnostics and PCT segments, including the consulting costs of its former Chief Executive Officer.

General and Administrative

General and administrative expenses decreased 3.0%, or $30,000, to $986,000 in the third quarter of 2003 from $1,016,000 in the third quarter of 2002. The decrease is due primarily to a decline in employee health care costs.

Operating Loss from Continuing Operations

Operating loss from continuing operations amounted to $283,000 in the third quarter of 2003 compared to an operating loss from continuing operations of $510,000 in the third quarter of 2002. The Diagnostics segment’s operating income increased to $489,000 in the third quarter of 2003 from $206,000 in the third quarter of 2002, associated with a 26.4% increase in product revenue at the Diagnostics segment as explained above.  The Biotech segment’s operating loss amounted to $104,000 in the third quarter of 2003 as compared to an operating loss of $29,000 in the third quarter of 2002, due to reduced revenues in the third quarter of 2003 associated with work on two vaccine development contracts compared to the third quarter of 2002.  The operating loss of the PCT segment decreased to $408,000 in the third quarter of 2003 from $490,000 in the third quarter of 2002 primarily due to reduced patents, trade show and research and development costs. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle.  The Laboratory Instrumentation segment’s operating loss increased to $260,000 in the third quarter of 2003 from $197,000 in the third quarter of 2002, due to a decline in revenue.

Interest Expense

Interest expense is incurred primarily from the Company’s outstanding mortgage and increased $7,000 as compared to the third quarter of 2002. This increase was a result of a mortgage covenant waiver fee as the Company failed to meet its debt service coverage and other covenants for the year ended December 31, 2002.

Evaluation of Financial Asset

As of September 30, 2003, the Company reevaluated the recoverability of the loan receivable from Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer as discussed further in Note 6 of Notes to Condensed Consolidated Financial Statements.  The Company’s review included an evaluation of the adequacy of the collateral associated with the loan.  The Company’s security interest in this collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  The collateral consists of real estate holdings and common stock of the Company.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.  The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. The Company has reevaluated the adequacy of the value of the collateral as of September 30, 2003 and through October 31, 2003. The value of the collateral as of October 31, 2003 approximates the amount of the Company’s recorded loan (including interest) as of September 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first nine months of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

Income Taxes

In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the third quarter of 2003 and the third quarter of 2002.

Loss from Continuing Operations

Loss from continuing operations amounted to $356,000 for the quarter ended September 30, 2003 as compared to a loss of $567,000 for the quarter ended September 30, 2002, as a result of the items discussed above.

Income from Discontinued Operations

In the third quarter of 2002, the Company adjusted its estimate of remaining accrued liabilities to exit the clinical laboratory testing business based upon new developments.  The liability was reduced to $855,000 as of September 30, 2002.  The major component of the remaining accrual as of September 30, 2002 was estimated lease exit and facility related costs ($532,000) with the remainder for health care claims, other regulatory audit adjustments, and for other miscellaneous costs associated with exiting this business segment. This resulted in recording an after tax gain of $225,000 in the third quarter of 2002.

Net Loss

The Company had a net loss of $356,000 in the third quarter of 2003 as compared to a net loss of $342,000 in the third quarter of 2002.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue

Total revenue increased 4.9%, or $810,000, to $17,495,000 in the first nine months of 2003 from $16,685,000 in the first nine months of 2002. The increase in revenue was the result of an increase in product revenue of 8.0% or $754,000, to $10,186,000 in the first nine months of 2003 from $9,432,000 in the first nine months of 2002, coupled with a 0.8% or $56,000 increase in service revenue to $7,309,000 in the first nine months of 2003 as compared to service revenue of $7,253,000 in the first nine months of 2002.

Product Revenue.  The increase in product revenue occurred in the Diagnostics segment and was due primarily to sales associated with newly released AccuRun products and custom (OEM) panels, which included one large custom order from an international distributor. In the first nine months of 2002, product revenue was adversely impacted by delays from several customers at the Diagnostics segment in getting final customer approval for shipment.  The increase in product revenues was partially offset by a lower level of contract manufacturing work at the Laboratory Instrumentation segment.

Service Revenue.  The increase in service revenue was primarily related to higher revenues associated with increased repository service work combined with an increased level of billable hours associated with government contract reimbursable work at the Biotech segment, partially offset by lower levels of contract research  and instrument development activities and a lower level of grant revenues associated with PCT related activities.

Gross Profit

Overall gross profit increased 1.2%, or $73,000 to $6,354,000 in the first nine months of 2003 from $6,281,000 in the first nine months of 2002.  Product gross profit increased 4.0%, or $185,000, to $4,779,000 in the first nine months of 2003 from $4,594,000 in the first nine months of 2002; product gross margin decreased to 46.9% in the first nine months of 2003 from 48.7% in the first nine months of 2002.  Service gross profit decreased $113,000 or 6.7% to $1,574,000 in the first nine months of 2003 from $1,687,000 in the first nine months of 2002, while service gross margin decreased to 21.5% in the first nine months of 2003 from 23.2% in the first nine months of 2002.

Product Gross Margin.    The decline in product gross margin was due to a lower level of product sales at both the Laboratory Instrumentation and Biotech segments, partially offset by an increased level of product sales at the Diagnostics segment.

Service Gross Margin.   The service gross margin decrease was primarily due to a lower level of  PCT related grant revenue coupled with less profitable research contracts at the Biotech segment.

Research and Development

Research and development expenditures declined 37.4%, or $785,000, to $1,312,000 in the first nine months of 2003 from $2,097,000 in the first nine months of 2002.  The decreased level of expenditures was associated primarily with a reduced level of activity on PCT related projects. The Company announced the availability for commercial sale of its PCT products in late September 2002.

Selling and Marketing

Selling and marketing expenses decreased by 4.6%, or $116,000, to $2,418,000 in the first nine months of 2003 from $2,534,000 in the first nine months of 2002.  The Company incurred significant marketing and promotion related costs in the first nine months of 2002 associated with its introduction of the PCT BarocyclerTM at an industry trade show as compared to the first nine months of 2003.

General and Administrative

General and administrative costs increased 0.4%, or $12,000, to $3,254,000 in the first nine months of 2003 from $3,242,000 in the first nine months of 2002. This slight increase is associated with legal, audit and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003, in conjunction with the termination of the Company’s Chairman and Chief Executive Officer, for the purpose of overseeing the management of the affairs of the Company. The Company also incurred increased legal fees associated with the March 2003 adoption of a Shareholder Purchase Rights Plan.  These increases were substantially offset by reduced compensation costs due to the elimination of the salary that would have been paid to the Company’s former Chairman and Chief Executive Officer who was terminated in February 2003, and lower employee health care costs.

Operating Loss from Continuing Operations

Operating loss from continuing operations amounted to $630,000 in the first nine months of 2003 compared to an operating loss from continuing operations of $1,593,000 in the first nine months of 2002. The Diagnostics segment’s operating income increased to $1,348,000 in the first nine months of 2003 from $893,000 in the first nine months of 2002, due to an increase in product sales associated with newly released AccuRun products and custom (OEM) panels, which included one large order from an international distributor in the first nine months of 2003.  The Biotech segment’s operating loss decreased to $149,000 in the first nine months of 2003 from $405,000 in the first nine months of 2002; higher revenues associated with increased repository services combined with an increased level of billable hours associated with government contract reimbursable work was partially offset by higher wages, supplies and facilities costs.  The operating loss of the PCT segment decreased to $1,092,000 in the first nine months of 2003 from $1,729,000 in the first nine months of 2002 primarily due to reduced patents, trade show and research and development costs, partially offset by a lower level of PCT related grant revenues.  The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. The Laboratory Instrumentation segment’s operating loss increased to $737,000 in the first nine months of 2003 from $352,000 in the first nine months of 2002. This segment recorded a 25.7% decline in revenue due to a lower level of both contract manufacturing work and instrument development services for PCT coupled with increased costs associated with a facility lease renewal effective February 1, 2002.

Interest Expense

Interest expense is incurred primarily on the Company’s outstanding mortgage and increased $29,000 in the first nine months of 2003 as compared to the first nine months of 2002.  The increase was a result of a mortgage covenant waiver fee as the Company failed to meet its debt service coverage and other covenants for the year ended December 31, 2002.

Evaluation of Financial Asset

As of September 30, 2003, the Company reevaluated the recoverability of the loan receivable from Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer as discussed further in Note 6 of Notes to Condensed Consolidated Financial Statements.  The Company’s review included an evaluation of the adequacy of the collateral associated with the loan.  The Company’s security interest in this collateral is a junior interest subordinated to the financial institution that provided the loan to the entity controlled by Mr. Schumacher.  The collateral consists of real estate holdings and common stock of the Company.  In evaluating the adequacy of the collateral, the Company considered the outstanding balance of the financial institution’s loan to the entity controlled by Mr. Schumacher and the fact that the Company has a junior position in the collateral, as well as the liquidity and net realizable value of the assets underlying the collateral. The Company’s analysis assumes transaction costs to sell the properties, and applies a liquidity discount to the trading value of the common stock.  The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the real estate, the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At December 31, 2002, the Company performed a test for impairment of the restricted cash by analyzing the value of the collateral, and determined that the restricted cash was not impaired. The Company has reevaluated the adequacy of the value of the collateral as of September 30, 2003 and through October 31, 2003. The value of the collateral as of October 31, 2003 approximates the amount of the Company’s recorded loan (including interest) as of September 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first nine months of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

Income Taxes

In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the first nine months of 2003 and the first nine months of 2002.

Loss from Continuing Operations

Loss from continuing operations amounted to $835,000 for the nine months ended September 30, 2003 as compared to a loss of $1,748,000 for the nine months ended September 30, 2002 as a result of the items discussed above.

Discontinued Operations

In the third quarter of 2002, the Company adjusted its estimate of remaining accrued liabilities to exit the clinical laboratory testing business based upon new developments.  The liability was reduced to $855,000 as of September 30, 2002.  The major component of the remaining accrual as of September 30, 2002 was estimated lease exit and facility related costs ($532,000) with the remainder for health care claims, other regulatory audit adjustments, and for other miscellaneous costs associated with exiting this business segment. This resulted in recording an after tax gain of $225,000 in the third quarter of 2002.

Net Loss

The Company had a net loss of $835,000 in the first nine months of 2003 as compared to a net loss of $1,523,000 in the first nine months of 2002.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s working capital position decreased slightly to $7,969,000 as of September 30, 2003 from $8,197,000 (excluding $1,000,000 of restricted cash) as of December 31, 2002.

Net cash provided by operations for the nine months ended September 30, 2003 was $657,000 as compared to net cash used by operations of $263,000 for the nine months ended September 30, 2002.  The improved cash flow from operations during the first nine months of 2003 was primarily the result of a lower year to date loss from operations as compared to the same period last year coupled with a continued reduced level of inventory purchases and favorable cash collections of accounts receivable. This was partially offset by a reduction in trade accounts payable.  The operational use of cash during the first nine months of 2002 was primarily the result of the year to date loss and the buildup of raw materials inventory partially offset by an increase in trade accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2003 was $74,000 compared to $578,000 for the nine months ended September 30, 2002.  The Company has significantly curtailed current year capital expenditures to improve cash flow and in conjunction with its efforts to seek additional capital as discussed further hereunder.

Net cash used in financing activities for the nine months ended September 30, 2003 was $49,000 compared to cash used of $397,000 during the nine months ended September 30, 2002.  In the first nine months of 2002, as discussed further under “Related Party Transaction” below, the Company pledged $1,000,000 via a deposit in an interest bearing account at a financial institution in early 2002; this was partially offset by a $525,000 repayment in 2002 to the Company of a loan by its former Chief Executive Officer (“CEO”).

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

The Company continues to evaluate the performance of the Laboratory Instrumentation segment and the PCT segment, both of which continue to experience significant operating losses.  As discussed further in Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, the net book value of assets associated with these two business segments is approximately $2,431,000 as of September 30, 2003.  The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle.  On July 9, 2003, the Company announced Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific is the Company’s California-based instrument subsidiary which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities prior to the end of year 2003.  If these segments do not become profitable, the Company may need to write off some or all of the current net book value of these assets.

Related Party Transaction

As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company,  renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of the Company’s common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable monthly at the annual rate of 7%.  In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company’s loans were replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral includes certain of his real property and all of his common stock holdings in the Company.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in the Company on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 account was used to satisfy the Company’s limited guaranty obligation. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution.  The Company continues to maintain its junior interest in the collateral pledged by Mr. Schumacher to the financial institution.  The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has recorded a $1,000,000 loan receivable on its balance sheet as a reduction of stockholders’ equity.  As discussed further above, the Company has reevaluated the adequacy of the value of the collateral as of September 30, 2003 and through October 31, 2003. The value of the collateral as of October 31, 2003 approximates the amount of the Company’s recorded loan (including interest) as of September 30, 2003; the value of the collateral is based primarily on the changing market value of the Company’s common stock which is pledged as collateral. Accordingly, the Company has not recorded any permanent impairment of loan value in the first nine months of 2003. If actual market conditions are less favorable or other factors arise in the future that are significantly different than those anticipated by management, the establishment of a valuation reserve against this asset might be required.  Mr. Schumacher notified the Company of a payment to the financial institution against the loan during the second quarter of 2003 utilizing personal assets that were not pledged as collateral, thereby increasing the collateral to loan ratio.

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

On July 9, 2003, the Company announced Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities prior to the end of year 2003.

CONTRACTUAL OBLIGATIONS

As of September 30, 2003, there have been no significant changes in the Company’s contractual obligations or commitments previously disclosed as of December 31, 2002.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from the Company’s former Chairman and Chief Executive Officer, the Company’s belief that it has sufficient liquidity to finance operations over the next twelve months, and the anticipated future financial performance or prospects of the Company and its products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company’s best estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the Report to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which any of the Company’s forward-looking statements are based.

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

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

PART II.  OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

None.

ITEM 2.                             CHANGES IN SECURITIES AND USE OF PROCEEDS

Warrants

In November 1999, the Company sold 29,155 equity units to MDBio, Inc. a Maryland not-for profit corporation. Each equity unit consists of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $10.00 per share.  MDBio paid the Company $175,000 for the equity units. These warrants expired unexercised at the close of business September 30, 2003.

On September 30, 1998 the Company acquired the remaining outstanding common stock (approximately 81%) of BioSeq, Inc., a development stage company with patent pending technology based on pressure cycling technology for $879,000 in cash (net of cash acquired of $121,000). In connection with the Company’s acquisition of BioSeq, Inc., the Company issued warrants to purchase 100,000 shares of the Company’s common stock at a purchase exercise price of $2.50 per share (subject to annual increases). As of December 31, 2002, warrants to purchase 67,192 shares of common stock remained outstanding at an exercise price of $3.66 per share.  Subsequent to the quarter ended September 30, 2003, all remaining warrants outstanding that were issued pursuant to this transaction expired unexercised at the close of business October  8, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the third quarter of 2003.

Subsequent to September 30, 2003, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on October 2, 2003 (the “Meeting”).  A total of 6,071,106 shares, or 88.99%, of the Company’s Common Stock issued, outstanding and entitled to vote as of the record date, were represented in person or by proxy, at the Meeting.  At the Meeting, one proposal was acted upon.  The result of the proposal was as follows:

1.                                       Dr. Calvin A. Saravis and Mr. R. Wayne Fritzsche were elected as Class I Directors of the Company, to serve as such until the 2006 Annual Meeting of Stockholders and until their successors have been duly elected and qualified, with 4,895,357 shares voting in favor, 1,175,749 votes withheld for Dr. Saravis, and 4,896,907 shares voting in favor, 1,174,199 votes withheld for Mr. Fritzsche, respectively.

The terms of office of Directors Richard T. Schumacher, Kevin W. Quinlan and William A. Wilson continued immediately after the Meeting.  Mr. Francis Capitanio, a Director of the Company since 1986, did not stand for reelection as a Director and accordingly, his term expired on October 2, 2003 when his successor was duly elected and qualified.  See also Part II, Item 5 “Other Information”  hereunder.

Dr. Calvin A Saravis was not nominated pursuant to any arrangement or understanding with any person.  Mr. R. Wayne Fritzsche was nominated to the Board of Directors pursuant to an Agreement dated as of June 30, 2003 between the Company and Richard T. Schumacher (the “Nominee Agreement”’).  In April 2003, Mr. Schumacher nominated Mr. Fritzsche and Russell B. Richardson for election as directors at the Company’s forthcoming Annual Meeting of Stockholders.  At the time of their nomination, Mr. Schumacher’s nominees agreed to support the reinstatement of Mr. Schumacher as Chief Executive Officer of the Company.  Pursuant to the Nominee Agreement the Company agreed that Mr. Capitanio would not stand for reelection, and following a further review and consideration of the candidates, the Board of Directors would select one of Mr. Fritzsche or Dr. Richerson as the nominee to fill the vacancy on the Board of Directors created by Mr. Capitanio not standing for reelection.  Under the Nominee Agreement, Mr. Schumacher withdrew his two nominees and agreed not to proceed with or undertake any proxy solicitation for the Meeting.  The Board of Directors selected Mr. Fritzsche as the nominee.

ITEM 5.  OTHER INFORMATION

At a Directors’ meeting immediately following the Special Meeting in Lieu of Annual Meeting of Stockholders held on October 2, 2003,  Mr. R. Wayne Fritzsche was elected Chairman of the Board.   Mr. William A. Wilson, a Director since 2001 and Chairman of the Board since February 2003, resigned from the Board on October 3, 2003 in order to pursue other activities.  The Company is presently seeking to fill one vacancy on its Board of Directors.

Boston Biomedica, Inc. was notified on August 22, 2003 that PricewaterhouseCoopers LLP (“PwC”) had resigned as the Company’s independent accountants, effective August 22, 2003. The Company  had a close working relationship with PwC over the past ten years since their engagement in 1993 as the Company’s independent accountants, and the Company expressed its disappointment at this development.  During the fiscal years ended December 31, 2000, December 31, 2001 and December 31, 2002, and through August 22, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the financial statements for such years.  On November 5, 2003, the Audit Committee of the Board of Directors of the Company engaged Weinberg & Company, P. A. to act as the Company’s independent accountants for the remainder of fiscal 2003 effective immediately.  During the fiscal years ended December 31, 2001 and 2002 and through the date hereof, neither the Company nor anyone on its behalf consulted with Weinberg & Company P.A. with respect to any matters or events including any matters or events set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. L.P.	K**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**
10.1	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**

10.2	1987 Non-Qualified Stock Option Plan*	A**

10.3	Employee Stock Option Plan*	A**

10.4	1999 Non-Qualified Stock Option Plan*	I**

10.5	1999 Employee Stock Purchase Plan*	I**

10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.7	Loan Agreement dated March 31, 2000	C**

10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.10

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine,Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International,LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Filed Herewith

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Filed Herewith

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

P                             Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

*                             Management contract or compensatory plan or arrangement.

**                      In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) Reports on Form 8-K.

The Company filed a Form 8-K, dated August 15, 2003, relative to the Company’s issuance of a press release on August 15, 2003 announcing its financial results for the second quarter ended June 30, 2003.  The Company filed a Form 8-K, dated August 22, 2003, relative to the resignation of PricewaterhouseCoopers LLP (“PwC”), as the Company’s  independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON BIOMEDICA, INC.
(Registrant)

Date:	November 14, 2003	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan
President and Chief Operating Officer and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. L.P.	K**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**

10.1	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**

10.2	1987 Non-Qualified Stock Option Plan*	A**

10.3	Employee Stock Option Plan*	A**

10.4	1999 Non-Qualified Stock Option Plan*	I**

10.5	1999 Employee Stock Purchase Plan*	I**

10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.7	Loan Agreement dated March 31, 2000	C**

10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.10

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine,Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International,LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Filed Herewith

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Filed Herewith

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

P                             Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

*                             Management contract or compensatory plan or arrangement.

**                      In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.