Form 10-K
period 2003-12-31
BOSTON BIOMEDICA INC
filed 2004-03-29
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003, or
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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☐  No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at December 31, 2003 was $11,913,113, based on the closing price of the common stock as quoted on the Nasdaq National Market on that date. The aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2003 was $14,004,067 based on the closing price of the common stock as quoted on the Nasdaq National Market on that date.

As of February 27, 2004,  there were 6,827,592 shares of the registrant’s common stock outstanding.

PART I

ITEM                  1.                                      BUSINESS

General

Boston Biomedica, Inc. (“BBI”) and its wholly-owned subsidiaries (together, “the Company”), provide products and services for the detection and treatment of infectious diseases such as AIDS and Viral Hepatitis.   The Company was organized as a “C” corporation in Massachusetts on August 15, 1978 and commenced significant operations in 1986.  The Company has the following four business units, which are comparable to operating segments (the terms “business units” and “operating segments” are used herein interchangeably):

(1)          BBI Diagnostics, an ISO 13485 (as of December 12, 2002) certified manufacturer of quality control and other diagnostic products used to ensure the accuracy of in vitro diagnostic tests;

(2)          BBI Biotech Research Laboratories (“BBI Biotech”), the research and development arm of the Company which supplements its support for the other BBI business units with research contracts and repository services primarily for agencies of the United States government;

(3)          BBI Source Scientific (“BBI Source”), an ISO 9001-2000 and ISO 13485 certified developer and manufacturer of laboratory and medical instruments, including proprietary and OEM; and

(4)          Pressure Cycling Technology (“PCT”), the research, development and commercialization of products   utilizing the Company’s patented pressure cycling technology, to provide new solutions for a number of healthcare issues, including extraction of nucleic acids, inactivation of pathogens in human plasma, food safety, and genomics.

As used in this report, the terms “we,” “us,” “our, the “Company” and “BBI” mean Boston Biomedica, Inc. and its wholly-owned subsidiaries (unless the context indicates a different meaning).

Recent Business Developments

In 2003, the Company continued to pursue its strategy to leverage its scientific capabilities in virology, microbiology, immunology and molecular biology to (1) capitalize on the end-user market for quality control products especially the molecular testing market, (2) develop new products and services for the diagnostics and life sciences industries, (3) enhance technical leadership, and (4) capitalize on complementary business operations.    William Blair & Company, L.L.C., an investment banking firm engaged by the Company in October of 2002, is continuing to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and increasing the capital needed for growth.

In 2003, the Company expended significant resources on research and development of its PCT products and on efforts to place BarocyclerTM instruments and disposable PULSETM tubes in academic and industrial research laboratories.  The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, has experienced lower than expected product sales since commercial launch in September 2002 primarily associated with a longer than expected selling cycle as discussed n further detail hereunder.

In January 2003, the $1,000,000 held in an interest bearing deposit account pledged to a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, was used to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 from Mr. Schumacher which is reflected on its balance sheet in stockholders’ equity as of December 31, 2003.  The Company maintains a junior security interest in the collateral pledged by Mr. Schumacher to the financial institution.  As of December 31, 2003, the remaining collateral included certain of Mr. Schumacher’s common stockholdings in the Company.  For a further description of the Company’s limited guaranty and the loans for which the guaranty secured, please see “Management’s Discussion and Analysis – Related Party Transaction.”

On February 14, 2003, the Company announced that its Board of Directors terminated Mr. Schumacher as Chairman and Chief Executive Officer, effective immediately.  Mr. Schumacher remains a Director of the Company. Kevin W. Quinlan, President and Chief Operating Officer, continued to lead day-to-day operations.  A special committee of the Board of Directors was appointed to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific, Inc.  is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher has continued to reevaluate the ongoing business prospects for both the Company’s Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.  Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company’s PCT and BBI Source Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him.   In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000.  In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

Beginning in February 2004, the Company has brought to market the BBI IgM and IgG Borrelia burdorferi Western Blot Test Kit for the detection of antibodies to the agent that causes Lyme Disease, its first test kit cleared by the U.S. Food and Drug Administration (“FDA”) for in vitro diagnostic use.

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

Most infectious disease tests currently use microbiological or immunological methods. However, molecular diagnostic methods are increasingly being used in research and clinical laboratories worldwide. The Company believes that the advent of molecular diagnostic methods complements rather than diminishes the need to test by microbiological and immunological procedures, because different test methods reveal different information about a disease state. The Company anticipates that as new test methods become more widespread, quality control products used with them, and test kits themselves, will account for a larger portion of the Company’s business.  This expectation for quality control products is based on the rapid growth to date of sales of BBI’s controls for molecular diagnostics methods.  For test kits, the expectation that these will account for a larger portion of the Company’s business is based on the fact that BBI has not previously offered commercial test kits and is seeing good interest in its first such offering, the BBI Borrelia burgdorferi IgM and IgG Western Blot Test Kit (to detect antibodies to the organism that causes Lyme Disease), launched in January 2004.

Quality Control for In Vitro Diagnostic Test Kits. Customers use quality control products in order to develop, evaluate and monitor the performance of test kits (both for infectious diseases and other disease states). Quality control products help ensure that test kits detect the correct analyte (“specificity”), detect it the same way every time (“reproducibility” or “precision”), and detect it at the appropriate levels (“sensitivity”). The major element of this quality control process is the continuous evaluation of test kits by the testing of carefully characterized samples that resemble the donor or patient samples routinely used with the test. This method of quality control is used in both the infectious and non-infectious disease markets, although currently it is not as prevalent among end-users of infectious disease test kits.

The market for quality control products consists of three main customer groups: (i) manufacturers of test kits, (ii) regulatory agencies that oversee the manufacture and use of test kits, and (iii) end-users of test kits, such as hospitals, clinical reference laboratories, plasma centers, and blood banks.

Company Products and Services

Overview

The Company’s products and services are classified into the following four business segments: BBI Diagnostics, Laboratory Instrumentation, Biotech and PCT.

BBI Diagnostics. Through its business unit BBI Diagnostics, the Company offers a broad array of “Quality Control Products,” for use in clinical laboratories, consisting of Quality Control Panels, Accurun® External Run Controls and ACCUCHARTTM quality control software, and Diagnostic Components. BBI’s Quality Control Products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company’s Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits are as specific, reproducible, and sensitive as possible. The Company’s Accurun® External Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. The Company’s ACCUCHART quality control software is a data management program for customers who use BBI’s quality control products. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers, as well as the newly introducted Lyme Western Blot Test Kit.

Laboratory Instrumentation. Through its wholly-owned subsidiary, BBI Source Scientific, Inc. (“BBI Source”), the Company designs, develops, manufactures and markets “Laboratory Instruments”, primarily consisting of readers and washers and other small medical devices.  These instruments are used in hospitals and clinics, and in research, environmental and wine and food testing laboratories. Built with a common hardware technology platform, these instruments are used in connection with the performance of an in-vitro diagnostics test, including reading the test result. The Company’s PCT products are produced at the BBI Source production facility.  BBI Source also serves as a contract manufacturer of analytical and diagnostic instruments and biomedical devices.

Biotech.  BBI Biotech Research Laboratories, Inc., another wholly-owned subsidiary, is the research and development “arm” of the Company, assisting in the development of new products and services for the other business units, such as the development of the PCT BarocyclerTM and PULSETM tubes and related protocols used to prepare specimens, and the ACCURUN nucleic acid controls. BBI Biotech also developed the BBI IgM and IgG Borrelia burgdorferi Western Blot Test Kit, initially for use at BBI Clinical Laboratories. BBI Biotech seeks to obtain government grants and other research support wherever possible to help fund the cost of this research and development. In addition, BBI Biotech provides repository services for the United States government and industry, and specialty reagents and molecular and cellular biology services for laboratories and test kit manufacturers.

PCT. The PCT segment involves research, development and commercialization of products utilizing the Company’s patented Pressure Cycling Technology. In September 2002, the Company released for sale the BarocyclerTM instrument and disposable PULSETM tubes, the first products manufactured by the Company that utilize the PCT.  PCT uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules.  PCT, as applied in the BarocyclerTM and PULSETM tubes, releases biologically active nucleic acids and proteins from plant and animal tissues, as well as from other organisms that are not easily disrupted by standard chemical methods.

During each of the last three years, BBI Diagnostics and BBI Biotech contributed at least 15% of the Company’s consolidated revenues.  The combined revenues from all branches of the National Institutes of Health (“NIH”), a United States Government agency and the largest customer of BBI Biotech, accounted for approximately

25%, 31% and 31%, respectively, of total consolidated revenues from continuing operations of the Company for the years ended December 31, 2003, 2002, and 2001, respectively.  The Company’s consolidated financial statements set forth in Item 8 of this report provide financial information relating to each of the Company’s operating segments. See also the discussion on “Customers” below.

Quality Control Products

The Company manufactures its Quality Control Products from human plasma and serum that are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 20,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) that provide most of the raw material for its products. Within the Quality Control Products class are Quality Control Panels, Accurun® External Run Controls and ACCUCHARTTM quality control software.

Quality Control Panels

Quality Control Panels consist of blood products characterized by the presence or absence of specific disease markers and a data sheet containing comprehensive quantitative data useful for comparative analysis. These Quality Control Panels are designed for measuring overall test kit performance and laboratory proficiency, as well as for training laboratory professionals. The Company’s data sheets, which contain comprehensive quantitative data useful for comparative analysis, are an integral part of its Quality Control Panels. These data sheets are created as the result of extensive testing of proposed panel components in both the Company’s laboratories and at major testing laboratories on behalf of the Company in the United States, Asia and Europe, including national public health laboratories, research and clinical laboratories and regulatory agencies. These laboratories are selected based on their expertise in performing the appropriate tests on a large scale in an actual laboratory setting; this testing process provides the Company’s customers with the benefit that the Quality Control Panels they purchase from the Company have undergone rigorous testing in actual clinical laboratory settings. In addition, the Company provides information on its data sheets on the reactivity of panel components in FDA licensed test kits and leading European test kits for the target pathogen, as well as for all other appropriate markers of this pathogen. For example, the Company’s HIV panel data sheets include anti-HIV by IFA, ELISA and Western blot; HIV antigen by ELISA; and HIV RNA by several molecular diagnostic procedures. The Company’s data sheets require significant time and scientific expertise to prepare.

The Company first introduced Quality Control Panels in 1987. The Company currently offers a broad range of Quality Control Panels that address a variety of needs of manufacturers and regulators of test kits as well as blood banks, hospitals, clinical laboratories and other end-users. Prices for the Company’s Seroconversion, Performance and Sensitivity panels range from $450 to $2,000 each, and its Qualification, OEM, and Verification panels generally range from $100 to $200 per panel.

Quality Control Panels currently span the immunologic markers for AIDS (i.e., HIV), Hepatitis (A, B and C), Lyme Disease and ToRCH (Toxoplasma, rubella, cytomegalovirus and herpes simplex virus), West Nile Virus (WNV) and Epstein-Barr Virus (EBV).   The following table describes the types, usage and customers of Quality Control Panel products currently offered by the Company:

QUALITY CONTROL PANELS

Product Line	Description	Use	Customers
Seroconversion Panels	Rare plasma samples collected from a single individual over a specific time period showing conversion from negative to positive for markers of an infectious disease.

Compare the clinical sensitivity of competing manufacturers’ test kits, enabling the user to assess the specificity and sensitivity of a test in detecting a developing antigen/antibody, or presence of pathogen nucleic acid.

Test kit manufacturers and regulators and researchers.

Performance Panels	A set of 10 to 50 serum and plasma samples collected from many different individuals and characterized for the presence or absence of a particular disease marker.	Determine test kit performance against all expected levels of reactivities in the evaluation of new, modified and improved test methods.	Test kit manufacturers, clinical laboratories that evaluated test kits, and regulators.

Sensitivity Panels	Precise dilutions of human plasma or serum containing a known amount of an infectious disease marker as calibrated against international standards.	Evaluate the linearity and low-end analytical sensitivity of a test kit.	Test kit manufacturers, regulators and researchers.

Qualification Panels	Dilutions of human plasma or serum manifesting a full range of reactivity in test kits for a specific marker.	Demonstrate the consistent lot-to-lot performance of test kits, troubleshoot problems, evaluate proficiency, and train laboratory technicians.	Clinical reference laboratories, blood banks, and hospital laboratories.

OEM Panels	Custom-designed Qualification Panels for regulators and test kit manufacturers for distribution to customers or for internal use.	Train laboratory personnel on new test kits or equipment.	Custom designed with test kit manufacturers and regulators as an end-user product or for internal use.

Verification Panels	Verification Panels contain naturally occurring undiluted samples at varying titers.	Verify accuracy and ensure that reagents perform to expectations: also used to troubleshoot system problems and to document problem resolution.	Clinical reference laboratories, blood banks, hospital laboratories.

As mentioned above, the Company’s Seroconversion and Performance Panels are comprised of rare plasma specimens that are obtained from individuals during the short period of time when the markers for a particular disease are converting from negative to positive. As a result, the quantity of any such panel is limited, so that the Company must replace these panels as inventory is sold with another panel comprised of different specimens from a different individual, equally rare. The Company believes that its inventory and relationships with blood centers affords it a competitive advantage in acquiring such plasma for replacement panels and developing new products to meet market demand. However, the Company cannot be certain these relationships will continue, that the market for these panels will remain strong, or that it will be able to continue to obtain such specimens.

Accurun® External Run Controls and ACCUCHART Software

End-users of test kits use run controls to monitor test performance, in order to minimize false negative and false positive test results and improve error detection. Run controls consist of one or more specimens of known reactivity that are tested with donor or patient samples in an assay to determine whether the assay is performing within the manufacturer’s specifications. Clinical laboratories generally process their patient specimens in a batch processing mode, and typically include 25 to 100 specimens to be tested in each batch (a “run”). Large laboratories may perform several runs per day, while smaller laboratories may perform only a single run each day, or sometimes only several runs per week. A clinical laboratory using a run control will place the run control product in a testing well or test tube, normally used for a specimen, and will test it in the same manner that it tests the donor or patient specimens. It will then compare the results generated to an acceptable range for the run control, determined by the user, to assess whether the results of the other, unknown specimens may be relied upon. The run control result must be within the acceptable range to be considered valid. This is often tracked visually using what is known as a Levey-

Jennings chart. Depending upon a particular laboratory’s quality control practices, it may use several run controls on each run or it may simply use a run control in a single run at the beginning and end of the day.

The Company’s AccuChart™ data management tracking and charting software, used as part of a laboratory’s quality assurance program, runs on a personal computer and is designed to provide the data tracking capability needed to document laboratory performance.

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

The Company introduced its first four Accurun® Run Control products in 1993 and has since developed and released for sale an additional 81 Accurun® products. Twelve products have been discontinued, for a total of 73 run controls available as of December 31, 2003. Forty-four of these products are available for clinical diagnostic purposes; the others currently are limited to research use. Current Accurun® External Run Control products generally range in price from $5 to $60 per milliliter.

Diagnostic Components and Test Kits

Diagnostic Components

Diagnostic Components are custom processed human plasma and serum materials or virus cultures supplied to infectious disease test kit manufacturers and combined (often after further processing by the manufacturer) with other materials to become various reagents (fluid components) of manufacturer’s test kits. The Company supplies Diagnostic Components in four product lines: Normal Human Plasma and Serum, Basematrix, Characterized Disease State Serum and Plasma, and cultured virus. Normal Human Plasma is the clear liquid portion of blood which contains proteins, antibodies, hormones and other substances, with the Normal Human Serum product also having the clotting factors removed. Basematrix, the Company’s proprietary processed serum product that has been chemically converted from plasma, is designed to be a highly-stable, lower cost substitute for most normal human serum and plasma applications. Characterized Disease State Serum and Plasma are collected from specific blood donors pre-selected because of the presence or absence of a particular disease marker. Cultured virus, including a non-infectious strain of HIV, and isolates from all of the major HIV subtypes, are manufactured under current Good Manufacturing Practices (cGMP) and according to BBI or customer specifications. The Company often customizes its Diagnostic Components by further processing the raw material to meet the specifications of the test kit manufacturer. The Company’s Diagnostic Components range in price from $0.25 to $3,000 per milliliter.

Test Kits

The Company’s first FDA-cleared test kit, the Boston Biomedica, Inc. Borrelia burgdorferi IgM and IgG Western Blot Test Kit, was launched in January 2004. The test was originally designed at BBI Biotech and BBI Clinical Laboratories for manufacture at the former and use at the latter.  In 2003, after a market research study, a decision was made to commercialize the test, and it was submitted to the FDA and cleared.

Laboratory Instrumentation

BBI Source, the Laboratory (and Diagnostics) Instrumentation operating segment, designs, develops, manufactures and markets laboratory instruments and other small medical devices used in hospitals and clinics and in research, environmental and wine and food testing laboratories. These instruments are generally sold on a private-label or OEM basis for other companies utilizing a common hardware technology platform. The instruments manufactured by the Company use advanced optical detection methods (luminescence, fluorescence, reflectance, photometry), robotics, fluidics, and custom software, all of which are desired by customers reselling or supplying state-of-the-art instrumentation systems to laboratories worldwide in various applications.  This segment also manufactures the PCT BarocyclerTM and PULSETM tubes.

Most of the Laboratory Instrumentation products currently being offered have been commercialized for a number of years and were primarily developed in conjunction with in vitro diagnostics test kit manufacturers prior to the acquisition of this segment in 1997. The BarocyclerTM represents the Company’s first major instrument-based product launch for the PCT segment. BBI Source also seeks to attract development partners for new prototype products. Management believes that these products address important market segments in biomedical and clinical diagnostic testing and in environmental monitoring and food testing research. The BBI Source product line currently includes the following:

MicroChem® and MicroChemII® Photometers. A compact, low-cost, single tube photometer designed for immunoassay and general chemistry applications, including infectious disease immunoassays, food and water safety testing.

ChemStat® Automated Photometer. A high-speed, automated photometer with a sample capacity of 95 tubes and a read rate of one sample per second. This product is suited for high-volume processing of immunoassay and general chemistry.

E/LUMINA® II Luminescence Analyzer. A flexible luminometer for both “flash” and “glow” luminescence methods, this automated system reads up to 114 samples and reports final results.

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

PCT Products

The BBI Source facility manufactures the Company’s products for the PCT segment. The Company’s pressure cycling technology uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules. In September 2002, the Company released for sale the BarocyclerTM instrument and disposable PULSETM tubes, the Company’s first products manufactured by the Company which utilize the Company’s patented PCT. The PCT protocols utilized in the BarocyclerTM and PULSETM tubes releases nucleic acids and biologically active proteins from plant and animal tissues, as well as from other organisms, that are not easily disrupted by standard chemical methods.  The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since September 2002 primarily associated with a longer than expected selling cycle. The Company believes that sales of PCT products have been adversely affected primarily as a result of the longer than anticipated sales cycle associated with these products. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

Services

The Company seeks to focus its specialty laboratory services in the advanced biomedical research area. The Company concentrates its services in those areas of infectious disease testing which are complementary to its quality control and diagnostic products businesses.

Contract Research and Services

The BBI Biotech operating segment offers a variety of research services in molecular biology, cell biology, virology and immunology to governmental agencies, diagnostic test kit manufacturers and biomedical researchers. Molecular biology services include DNA extractions and sequencing, genotyping, DNA library construction and screening and development of custom nucleic acid amplification assays. Cell biology and immunology services include sterility testing, virus infectivity assays, cultivations of virus or bacteria from clinical specimens, preparation of viral or bacterial antigens and custom western blot assays.

The Company currently provides contract research services under several contracts and grants. These services are primarily related to infectious disease diagnostics, in support of the products and services that the Company wishes to develop. In 1998, the company was awarded a 7-year, $9.4 million contract for the support of AIDS Vaccine development program by the National Institute of Allergy and Infectious Diseases (NIAID) branch of the National Institutes of Health (NIH).  In 2003, efforts were focused on development of an ELISpot assay for use in monitoring the efficacy of candidate HIV Vaccines and providing proficiency panels and reagents.  In 2003 also, BBI Biotech was re-awarded a 5-year contract from the Food and Drug Administration for the production of lot release panels which the agency uses for evaluation of test kits for HIV, HBV, West Nile Virus and other viruses.   In 2004, the Company also completed its Phase I studies under a Small Business Technology Transfer Research (SBTTR) Grant from the NIH for the development of an immuno-polymerase chain reaction (I-PCR) test for the detection of prion proteins in the blood of humans and animals. This collaborative effort with the University of Maryland demonstrated performance of a prototype prion detection system that was 10,000-fold more sensitive than the standard antigen capture test.  A proposal to continue these studies under a Phase II Grant was submitted.  Another Phase I Small Business Innovation Research Grant (SBIR) was awarded for the development of a system which would significantly extend the viability and maintain the quality of frozen cells.

Repository and Clinical Trial Services

Since 1983, BBI Biotech has provided blood processing and biological specimen repository services for the National Cancer Institute (“NCI”), and other agencies of the National Institutes of Health (“NIH”). The repository stores over 11,000,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs. In 1998, BBI Biotech received a six-year $4.7 million repository contract (including five one-year extension options) with the National Heart, Lung and Blood Institute of the NIH. In 1999, it received a seven-year, $9.6 million repository contract with the National Institute of Allergy and Infectious Disease.  In 2000, BBI Biotech was awarded a subcontract, currently valued at $2.2 million, by New England Research Institutes, Inc. to provide repository and related specimen processing and testing services for the Hepatitis C Antiviral Long-term Treatment against Cirrhosis (HALT-C) Trial, a clinical trial funded by the National Institutes of Diabetes and Digestive and Kidney Diseases (NIDDK), an institute of the NIH. Subsequent funding has continued. In 2001, BBI Biotech was awarded a $10.3 million NCI five year repository contract. In 2002 BBI Biotech was awarded another subcontract, also valued at $2.2 million, by the University of Pittsburgh to provide repository, specimen processing and testing services on a NIDDK funded grant to study the viral resistance to antiviral therapy of chronic Hepatitis-C (ViraHepC). In 2002 BBI Biotech also signed a contract with the American Red Cross to provide repository services for their National Testing Laboratory.  In 2003 BBI Biotech signed a contract with the Fred Hutchinson Cancer Research Center (FHCRC) to act as a central processing laboratory for the HIV Vaccine Trial Network.  Revenue from this project is expected to exceed $1,000,000 annually.  Also in 2003, BBI Biotech signed a new three year contract with the New England Research Institute to act as a repository and HCV testing center for the Thalassemia Clinical Research Network (TCRN) with a budget of $207,590.  BBI Biotech also signed a contract with Boston University to supply DNA inventory, storage, extraction and genotyping services and was awarded a contract by the University of California San Francisco to act as a central processing laboratory and repository for the Solid Organ Transplantation in HIV: Multi-Site Study. To date all renewal options under all the above referenced contracts are continuing into 2004. BBI Biotech is currently focusing on expanding the Company’s repository customer base to include more industry clients.

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

Research and Development

The Company’s research and development efforts are focused on (i) the ongoing development of PCT for nucleic acid extraction and pathogen inactivation, which the Company made available for sale in 2002; (ii) the development of new and improved Quality Control Products (Panels and Accurun®) for the end-user market and the in vitro diagnostics market; (iii) the development of reagents for protein and nucleic acid-based tests, and of test kits themselves; and (iv) the design and development of new laboratory instruments and mechanical and optical detection techniques, as demonstrated in its Verif-EYE® reflectance reader.

The Company has approximately 16 full or part-time employees involved in its research and development effort associated with continuing operations as of December 31, 2003.  Since the Company’s acquisition of BioSeq Inc. in 1998, the Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future, as it seeks to develop new applications for PCT.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.” The Company’s research scientists also work closely with sales, marketing, manufacturing, regulatory and finance personnel to identify and prioritize the development of new products and services in areas of its core businesses.  Whenever it can, the Company seeks to supplement its research and development funding from grants provided by various agencies and departments of the United States government.  See also “Contract Research and Services.”

In 2003, the Company developed and launched a series of West Nile Virus RNA panels to help IVD manufacturers launch the West Nile Virus RNA screening of by US blood supply under IND, and is currently supplying WNV RNA controls used by blood banks.  Additional research efforts have been devoted to the development of Human Papilloma Virus (HPV) DNA controls which will be launched in 2004 for use with nucleic acid tests used with PAP screening for cervical cancer risk.  Work was also resumed on the validation of BBI Biotech’s Western blot kit for Borrelia burgdorferi, the infectious agent of Lyme Disease, culminating in the award of 510(k) clearance of this test by the Food and Drug Administration.   This clearance will permit the Company to market this test kit to clinical labs for supplementary testing of EIA and IF positive patients in diagnosis of Lyme Disease.  Work in the PCT area was focused on optimizing and extending the extraction of nucleic acids from a wide range of microbial, plant, animal and human tissues.  Excellent results were reported with obtaining RNA from frozen tumor tissues, and from difficult to lyse bacillus spores.  Work under a Phase I SBIR grant demonstrated the use of PCT for preferential killing of normal oral bacteria while maintaining viability of mycobacteria tuberculosis, for faster and more sensitive testing of this organism in bronchial fluids.  Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

The Company’s research and development expenses were approximately $1.8M, $2.6M, and $2.3M in each of the three years ended December 31, 2003, 2002 and 2001, respectively.

Quality Control Products.  In the area of Quality Control Products, the Company’s product development activities center on the identification and characterization of materials for the manufacture of new products and the replacement of sold-out products.  During 2003, the Company introduced 7 new Seroconversion, Performance, and Sensitivity Panel products, and 7 new Accurun® external run controls. The Company is developing new Quality Control Products for use with tests for Human Papilloma Virus (HPV) and for HIV incidence tests. Additional controls are being developed for both immunological and molecular diagnostic tests for subtypes and variants of HIV, HCV, HBV and West Nile Virus, controls for HIV drug resistance assays, and a variety of controls targeted to leading instrument platforms. The Company has increased the number of Quality Control Products it offers from approximately 20 products in 1990 to more than 200 by the end of 2003.

Laboratory Instrumentation.  The Company’s product development activities in year 2003 related to laboratory instruments were centered on development of prototype, demonstration and preproduction BarocyclerTM and PULSETM tubes, additional configurations of a “reflectance” reader to produce objective results from rapid in vitro diagnostic tests, and an updated version of the MicroChem®  (the MicroChem® II).  In addition, the Company continues to work on applications for existing products to broaden their utilization and updates and enhancements made to current OEM customers and to broaden target markets.

Pressure Cycling Technology (“PCT”). The Company owns patented technology based on PCT.  PCT research was primarily focused in two areas: (1) nucleic acid extraction and purification from target pathogens in connection with sample preparation for PCR or other molecular testing; and (2) pathogen inactivation of blood plasma intended for transfusion or for further fractionation into transfusion products.  Both of these areas of research have been funded by Phase II Small Business Innovative Research Grants, that provide $750,000 each, over a two year period ending February 2004.  The Company has developed a pressure cycling system utilizing a computer controlled instrument, the BarocyclerTM NEP2017, and specialized PULSETM Tubes that are capable of releasing biologically active nucleic acids and proteins from plant and animal tissues, and other organisms, such as mycobacteria, that are not easily disrupted by standard chemical methods.  This pressure cycling system was made available for sale in September 2002. As of December 31, 2003, three instruments have been sold or placed as reagent rentals, with revenue generated by PULSE Tube sales. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

Sales and Marketing

The Company’s sales and marketing efforts are organized by business unit consistent with the unit’s business objectives, and coordinated through frequent planning with senior management. Overall, the Company employs approximately 25 people in sales, marketing, and customer service functions associated with continuing operations as of December 31, 2003.  The Company’s overall marketing strategy is to focus on the needs of its customers in four areas: (i) quality control products to improve the quality and accuracy of test results and kit components for the in vitro diagnostic industry, (ii) life science products and services in support of infectious disease manufacturers and researchers, and (iii) the Company’s first FDA-cleared test kit for the clinical laboratory market, and (iv) a sample preparation system introduced in 2002 based on PCT.

The strategy for Diagnostic Products is to focus on customer needs in the infectious disease testing market throughout the entire test kit life-cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users such as clinical laboratories, hospitals and blood banks. The end-user portion of this market is promoted under the marketing platform known as “Total Quality System” (“TQS”).  TQS is a package of Quality Control Products, including the Company’s Accurun® External Run Controls, TQS Panels, and AccuChart Quality Control Software, that is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory equipment, and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun® line of run control products. In addition, the Company continues to expand the Accurun® product line to support the high growth nucleic acid testing market, and to capitalize on the worldwide implementation of new technology to improve the safety of blood products.

The Company’s Diagnostic Quality Control Products sales program is led by a Director of Sales and Marketing and currently sold through a combination of telephone, mail, third party distributors and direct sales efforts. Domestically, Quality Control Products are sold through two direct sales forces led by a Group Sales Manager. The TQS domestic sales force consists of a Field Sales Manager and 7 direct sales representatives. The IVD Sales force consists of 4 direct sales persons. Internationally, the Company distributes its Diagnostic Products both directly and through independent distributors located in Japan, Australia, North and South America, Southeast Asia, Israel and Europe. The Company’s international sales manager and regional sales manager oversee the Company’s Ex-USA distributors.

The Company’s Laboratory Instruments are sold through BBI Source. BBI Source’s marketing strategy is to focus on new contract manufacturing, increase share of business of current contracted customers, and increase sales of Source brand instruments and service through a direct domestic and international sales force consisting of one director and one sales manager.

The Company incurred significant marketing and promotion related costs in 2003 and 2002 primarily associated with its introduction of the PCT BarocyclerTM at the Pittsburgh Conference industry trade show in year 2002 and subsequent related ongoing sales, marketing and promotion efforts associated with the September 2002 commercial launch of the PCT BarocyclerTM.  As of February 2004, the Company had one sales associate dedicated to the PCT segment of the business.

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

During the fiscal years 2003, 2002 and 2001, the Company’s international sales were $4,671,000, $3,305,000 and $3,437,000, respectively. During those years, most of the Company’s international sales were made in European countries. The Company’s Consolidated Financial Statements, including the Notes thereto, set forth in Item 8 of this report provide additional information relating to the Company’s foreign and domestic sales. The Company expects international sales to represent a significant portion of revenue in the foreseeable future.  The Company cannot guarantee that revenues by geographic region in the foreseeable future will be comparable to those achieved in recent years. The Company’s international operations expose it to a number of difficulties in coordinating its activities abroad and in dealing with multiple regulatory environments.

During the fiscal years 2003, 2002, and 2001, sales (from continuing operations) to the Company’s three largest customers (when each branch agency of the National Institute of Health is counted as an individual customer) accounted for an aggregate of approximately 21%, 28% and 30%, respectively, of the Company’s net sales, although the customers were not identical in each period. The government contract revenues are from United States government agencies, primarily various branches of the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue in each of the years ended December 31, 2003, 2002 and 2001.  During the fiscal years 2003, 2002, and 2001, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 25%, 31% and 31%, respectively, of total consolidated revenues from continuing operations of the Company.  While these contracts contain standard terms and conditions relative to audits, and/or termination, in whole or in part, without prior notice at the Government’s convenience, the Company has never had any contracts terminated. While the Company believes that the loss of any one of these customers would have an adverse effect on the Company’s results, this risk is partially mitigated by the diversity of its customer base within the in vitro diagnostics industry and the different diseases and instrument platforms on which they focus.

Manufacturing and Operations

The Company manufactures and assembles Diagnostic Products at its facilities in West Bridgewater, Massachusetts and in Gaithersburg Maryland. Raw materials (primarily plasma and serum) are acquired from a variety of vendors and through a program of donor recruitment, screening, management, and plasma/serum collection and characterization. Laboratory and diagnostic instruments and PCT products are manufactured and assembled at the Company’s facility in Garden Grove, California.  All important raw materials and components acquired come from a variety of local and/or national suppliers and distributors who have multiple sources of supply.  Both the West Bridgewater and the Garden Grove facilities are ISO 9001-2000 certified and both BBI Diagnostics (as of December 12, 2002) and BBI Source are ISO 13485 certified manufacturers of quality control, instrumentation and other diagnostic products. BBI Source is also EN46001 certified. The Gaithersburg facility is in the final stages of preparation for ISO certification.

The Company operates its research and development laboratory (including PCT) in Gaithersburg, Maryland and a repository facility in Frederick, Maryland.  See “Item 2 — PROPERTIES.”

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

Diagnostics. In the area of Quality Control Products, the Company competes in the United States with Acrometrix,and BioClinical Partners in run controls and quality control panel products, with Ambion, Bio-Rad Laboratories, Inc., Blackhawk Biosystems Inc. and MAS in run controls, and with some smaller, privately-held companies in quality control panels. In Europe, in addition to the above, the Dutch Red Cross offers several run control and panel products. The Company believes that all of these competitors currently offer a less diverse line of panel and run control products than the Company, although the Company cannot be certain that these companies will not expand their product lines.

In the area of commercial test kits, BBI’s first offering, the BBI Borrelia burgdorferi IgM and IgG Western Blot Test Kit, faces one major competing test kit in the marketplace, the Marblot Western blot kit from Trinity Biotech.  The Company believes, on the basis of comparison studies, that its product is superior to the Marblot test in specificity, convenience and objectivity of results interpretation.

In the Diagnostic Components area, the Company competes with integrated plasma collection and processing companies such as Serologicals, Inc. and SeraCare, as well as smaller, independent plasma collection centers and brokers of plasma products. In the Diagnostic Components area, the Company competes on the basis of quality, breadth of product line, technical expertise and reputation.

Laboratory Instrumentation.  The laboratory instrument manufacturing industry is diverse and highly competitive. The Company believes its technology base, reputation for reliability, systems integration and service capabilities provide it with a competitive advantage over its competitors which include: Dynatech Corp, Kollsman Manufacturing Company, Inc., Bio-Tek Instruments Inc., Peak Industries, Inc., APW, and Plexus (SeaMed), as well as numerous smaller companies, such as Awareness Technology Inc.

PCT.   The Company believes that there are substantial benefits of its PCT system over current methods of sample preparation for “hard to lyse” cells.  The Company believes the PCT system offers faster, safer and more reproducible results. The current products incorporating PCT for sample preparation are substantially more expensive than competing offerings from Coors, Qiagen, Fisher, Scientific Industries, Misonix, Biospec, Andwin, Glenn Mills, Branson, Ultrasonic Power Corp., Microfluidizer, American Instrument, French Press, IKA Sonicators,  and ISC Inc. and to date sales of PCT products have been limited.  The Company believes that sales of PCT products have been adversely affected primarily as a result of the longer than anticipated sales cycle associated with these products. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the BarocyclerTM which was just introduced in 2004.

Biotech.  BBI Biotech competes primarily on the basis of price and reputation with BioReliance Corporation and several universities for research and development contracts and with ATCC, Cyronix, Corielle and McKesson Bioservices, Inc., for repository services.

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

The Company has eleven patents issued and several pending patent applications for its Pressure Cycling Technology.  Several of these have been followed up with foreign applications, for which two patents were issued in Europe in 2002. The Company expects to file additional foreign applications in the future relating to PCT.  The patents which have been issued expire between 2015 and 2021.

The Company does not believe that its products and proprietary methods infringe the proprietary rights of any other party. However, the Company cannot be certain that other parties will not assert infringement claims in the future.

BBI®, Accurun®, and Verif-EYE® are registered trademarks of the Company.

Government Regulation

The manufacture and distribution of medical devices, including products manufactured by the Company that are intended for in vitro diagnostic use, are subject to extensive government regulation in the United States and in other countries.

In the United States, the Food, Drug, and Cosmetic Act (“FDCA”) prohibits the marketing of most in vitro diagnostic products until they have been cleared or approved by the FDA, a process that is time-consuming, expensive, and uncertain. In vitro diagnostic products must be the subject of either a premarket notification clearance (a “510(k)”) or an approved premarket approval application (“PMA”). With respect to devices reviewed through the 510(k) process, a company may not market a device for diagnostic use until an order is issued by the FDA finding the product to be substantially equivalent to an existing FDA cleared and marketed device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data, and may require a substantial period of review. With respect to devices reviewed through the PMA process, a company may not market a device until the FDA has approved a PMA application, which must be supported by extensive data, including preclinical and clinical trial data, literature, and manufacturing information to prove the safety and effectiveness of the device.

The Company’s Accurun® External Run Controls, when marketed for blood donor screening or diagnostic use, have been classified by the FDA as medical devices that until 1998 required clearance under the 510(k) process.  In 1998, new rules took effect that exempted unassayed controls intended for use in diagnostic testing from the requirement for a 510(k) submission.  The Company may now label these products “For In Vitro Diagnostic Use” if they are validated according to the Company’s protocols and manufactured according to cGMP (current Good Manufacturing Practices, which is FDA guidance for manufacturing processes for medical devices). The FDA still requires 510(k) clearance for assayed controls, and controls intended for use in blood screening.  The FDA could, in addition, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to the FDA. The Company cannot be certain that it will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.

As of December 31, 2003, there were a total of 44 Accurun ® external run control products currently on the market that have either received 510(k) clearance or have been validated according to the Company’s protocols and are manufactured according to cGMP. Certain of the Company’s Accurun® external run controls are currently marketed “for research use only.”  The labeling of these products limits their use to research. It is possible, however, that some purchasers of these products may use them for diagnostic purposes despite the Company’s intended use. In these circumstances, the FDA could allege that these products should have been cleared or approved by the FDA, or validated prior to marketing, and initiate enforcement action against the Company, which could have a material adverse effect on the Company. The FDA has issued a Draft Policy Compliance Guideline, which, if it takes effect as currently issued, will strictly limit the sale of products labeled “for research use only.” The Company is monitoring this situation, and will adapt its policies as required.

As of December 31, 2003, a total of 30 Accurun ®  external run control products designed for the European market have met the regulatory requirements to carry the CE Mark under the European Union’s In Vitro Diagnostics (IVD) Directive. The IVD Directive describes criteria that must be met and steps that must be taken for IVD products to be qualified for sale in European Union countries beginning at the end of 2003. In the IVD Directive, the European Union classifies products according to the risks associated with their failure or misuse, and establishes a process leading to a CE Mark (approval to sell a product in EU countries) for each category.

Test kits are required to be FDA cleared or approved by the 510(k) or PMA processes in order to be sold with labeling ‘For In Vitro Diagnostics Use’ in the U.S.  BBI’s first commercialized test kit, the Boston Biomedica Inc. Borrelia burgdorferi IgM and IgG Western Blot Test Kit, received 510(k) clearance in November, 2003.

BBI Source generally obtains 510(k) and European CE approval for all laboratory instrumentation designed and manufactured in its Garden Grove, CA facility.

The Company is registered as a medical device manufacturer with the FDA for its Diagnostic Products and Laboratory Instruments and files changes/listings of its products semi-annually. The Company’s facilities in West Bridgewater, Massachusetts, and Gaithersburg, Maryland for Diagnostic Products and in Garden Grove, California for Laboratory Instruments are FDA Good Manufacturing Practices (FDA/GMP) facilities.  The Company must maintain high standards of quality in manufacturing, testing and documentation, and implement strict cGMP/QSR requirement guidelines governing reagent and instrument manufacturing.

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

As of December 2002, the Company’s Diagnostic Products business unit in West Bridgewater, Massachusetts is ISO 13485 certified, with registration by G-MED. The Company’s Laboratory Instruments business unit is ISO9001 certified, with registration by the British Standard Institute. The Laboratory Instrument group is also certified to EN46001, a set of supplementary requirements applicable to their products.  BBI Biotech’s Gaithersburg facility is in the final stages of preparation for ISO certification.

Laws and regulations affecting some of the Company’s products are in effect in many of the countries in which the Company markets or intends to market its products. These requirements vary from country to country. Member states of the European Economic Area (which is composed of members of the European Union and the European Free Trade Association) are in the process of adopting various product and service “Directives” to address essential health, safety, and environmental requirements associated with products and services. These “Directives” cover both quality system requirements (ISO Series 9000 Standards, ISO 13485 Standards, and the EN46001 Requirements) and product and marketing related requirements. In addition, some jurisdictions have requirements related to marketing of the Company’s products. The Company cannot be certain that it will be able to obtain any regulatory approvals required to market its products on a timely basis, or at all. Delays in receipt of, or failure to receive such approvals, or the failure to comply with regulatory requirements in these countries or states could lead to compliance action, which could have a material adverse effect on the Company’s business, financial condition, or results of operations.

The Company’s service-related business (clinical trials, repository operations, contract research, and instrumentation services) is subject to other national and local requirements. The Company’s facilities are subject to review, inspection, licensure or accreditation by some states, national professional organizations and other national regulatory agencies. Studies to evaluate the safety or effectiveness of FDA regulated products (primarily human and animal drugs or biologics) must also be conducted in conformance with relevant FDA requirements, including Good Laboratory Practice (“GLP”) and Good Manufacturing Practice (“GMP”) regulations, investigational new drug or device regulations, Institutional Review Board (“IRB”) regulations and informed consent regulations.

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

The Company is also subject to government regulation under the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Atomic Energy Act, and other national, state and local restrictions relating to the use and disposal of biohazardous, radioactive and other hazardous substances and wastes. The Company is an exempt small quantity generator of hazardous waste and has a US Environmental Protection Agency identification number. The Company is also registered with the US Nuclear Regulatory Commission for use of certain radioactive materials, and is subject to various state regulatory requirements governing the handling of and disposal of biohazardous, radioactive and hazardous wastes. The Company has never been a party to any environmental proceeding.

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

Employees

As of December 31, 2003 the Company employed 203 persons, all of whom were located in the United States.  Of these, 96 persons were employed at the West Bridgewater, Massachusetts facility, 87 at its two Maryland facilities, and 20 at the Garden Grove, California facility.  None of the Company’s employees is covered by a collective bargaining agreement. The Company believes it has a satisfactory relationship with its employees.

Backlog

BBI Source had an instrument manufacturing backlog of approximately $981,000 as of December 31, 2003, as compared to approximately $1,124,000 as of December 31, 2002.  Shipments expected within the next twelve-month period, included in this backlog, amounted to approximately $870,000 as of December 31, 2003 as compared to $755,000 as of December 31, 2002.  Backlog at the other BBI subsidiaries is not material.

Available Information

Our internet website address is http://www.bbii.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be accessed through the investor relations section of our website.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of the Company as of February 2004:

Name	Age	Position
Kevin W. Quinlan	54	President and Chief Operating Officer, Treasurer and Director
Patricia E. Garrett, Ph.D.	60	Senior Vice President, Science and Technology
Mark M. Manak, Ph.D.	54	Senior Vice President and General Manager of BBI Biotech
David F. Petersen	57	Senior Vice President and General Manager of BBI Source
Kathleen W. Benjamin	47	Vice President, Human Resources and Clerk
Richard D’Allessandro	57	Vice President, Information Technology

Mr. Quinlan, a Director of the Company since 1986, has served as President and Chief Operating Officer since August 1999, and Treasurer since June 2001.  From January 1993 to August 1999, he served as Senior Vice President, Finance, Chief Financial Officer and Treasurer.  From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc., a New York-based leasing company. Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP) from 1975 to 1981. Mr. Quinlan, a Certified Public Accountant, received a M.S. in accounting from Northeastern University and a B.S. in resource economics from the University of New Hampshire.

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

Ms. Benjamin has served as Vice President, Human Resources of the Company since January 1999 and has been Clerk of the Company since 2003.   Prior to her promotion to Vice President, Ms. Benjamin served as Director of Human Resources and Investor Relations from 1997 to 1999 and was Assistant Clerk of the Company from 1997 to 2003.  Prior to joining the Company in 1997 she was employed from 1987 – 1996 by Shields Health Care Group, a provider of Magnetic Resonance Imaging and radiation oncology, serving as their Director of Operations from 1992 to 1996. Prior to 1987, she was an educator.  Ms. Benjamin received her B.S., from the College of Life Sciences and Agriculture at the University of New Hampshire.

Mr. D’Allessandro has served as Vice President, Information Technology of the Company since January 1999.  Mr. D’Allessandro joined the Company in 1993 as Director, Management Information Systems and served in that capacity until his promotion to Vice President.  Mr. D’Allessandro has 30 years of experience in data processing/information systems technology, with a focus on manufacturing and biotechnology organizations.  Mr. D’Allessandro is APICS certified and received his B.S. in Management Information Systems from Northeastern University.

Officers are nominated by the President and elected by the Board of Directors.

For additional information relative to the Company’s liquidity and debt covenants, and critical accounting policies and estimates, see item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” hereunder.

ITEM 2.                                                     PROPERTIES.

The Company owns its corporate offices and diagnostic products manufacturing facility for its BBI Diagnostics operating segment, which is located in a two-story, 32,000 square foot building in West Bridgewater, Massachusetts. The Company has deferred renovation and expansion of this facility during recent years, but believes that any renovations to its facility in West Bridgewater, MA would be sufficient to meet its needs for several years.  This building is subject to a $2,500,000 ten year mortgage dated March 31, 2000. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. Monthly payments on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.

The Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit manufactures laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option. The Company also leases laboratory facilities in Gaithersburg and Frederick, Maryland. The BBI Biotech segment’s Gaithersburg facility contains 36,500 square feet of custom built laboratory and office space, and is occupied under a ten-year lease that expires on October 31, 2007. The Frederick facility contains 35,560 square feet of repository space under a seven-year lease that expires on November 30, 2006. See also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K.

BBI Clinical Laboratories (“BBICL”), a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005. In connection with the sale of substantially all of the assets of BBICL in 2001,  the buyer reimbursed the Company for essentially all rental-related costs of this facility during the period February 21, 2001 through December 31, 2001.  See also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on October 2, 2003 (the “Meeting”).  A total of 6,071,106 shares, or 88.99%, of the Company’s Common Stock issued, outstanding and entitled to vote as of the record date, were represented in person or by proxy, at the Meeting.  At the Meeting, one proposal was acted upon.  The result of the proposal was as follows:

1.               Dr. Calvin A. Saravis and Mr. R. Wayne Fritzsche were elected as Class I Directors of the Company, to serve as such until the 2006 Annual Meeting of Stockholders and until their successors have been duly elected and qualified, with 4,895,357 shares voting in favor and 1,175,749 votes withheld for Dr. Saravis, and 4,896,907 shares voting in favor and 1,174,199 votes withheld for Mr. Fritzsche.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock, par value $0.01 per share (the “Common Stock”), is listed on the Nasdaq National Market under the symbol “BBII”.

The following table sets forth, for the periods indicated, the high and low sales price per share of Common Stock, as reported by the Nasdaq National Market:

	Common Stock Price
Fiscal Year Ended December 31, 2002	High	Low
First Quarter	$4.260	$2.790
Second Quarter	$5.020	$3.500
Third Quarter	$4.650	$2.130
Fourth Quarter	$3.010	$2.000

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$3.000	$1.69
Second Quarter	$2.800	$2.020
Third Quarter	$3.160	$2.510
Fourth Quarter	$3.040	$2.300

As of January 31, 2004, there were 20,000,000 shares of Common Stock authorized of which 6,827,592 shares were issued and outstanding, held of record by approximately 2,900 stockholders.  See also Note 11 of Notes to Consolidated Financial Statements included in Part 2, Item 8 hereunder.

The Company has not declared or paid any dividends on its Common Stock.  In accordance with the terms of the Company’s mortgage with a bank and the Company’s revolving line of credit, payment of dividends on Common Stock is not permitted.  The Company plans to reinvest future profits to expand its business.

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Repurchases by the Company

During the fourth quarter of 2003, the Company did not repurchase any shares of its Common Stock on its own behalf or any affiliated purchaser.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The statement of operations data for each of the fiscal years in the five-year period ended December 31, 2003, and the balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999, have been derived from the consolidated financial statements of the Company. This data should be read in conjunction with Item 8-Consolidated Financial Statements and Supplementary Data, and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended December 31,
Consolidated Statement of Operations Data: in thousands, except per share data	2003	2002	2001	2000	1999
REVENUE:
Products	$13,608	$12,697	$13,093	$12,387	$14,057
Services	9,688	10,068	8,733	7,083	5,741
Total revenue	23,296	22,765	21,826	19,470	19,798

COSTS AND EXPENSES:
Cost of products	7,263	6,536	6,338	7,270	7,267
Cost of services	7,602	7,727	6,783	5,581	4,568
Research and development	1,816	2,611	2,303	2,444	3,132
Selling and marketing	3,283	3,286	2,916	2,660	2,831
General and administrative	4,346	4,109	3,977	4,919	3,451
Impairment of intangible asset (1)	—	—	—	1,464	—
Total operating costs and expenses	24,310	24,269	22,317	24,338	21,249
Loss from continuing operations	(1,014)	(1,504)	(491)	(4,868)	(1,451)
Interest (expense) income, net (2)	(272)	(206)	(380)	(1,594)	(413)
Loss from continuing operations before income taxes	(1,286)	(1,710)	(871)	(6,462)	(1,864)
(Provision for) benefit from income taxes (3)	(3)	(3)	(16)	(1,152)	744
Loss from continuing operations before cumulative effect of change in accounting principle	(1,289)	(1,713)	(887)	(7,614)	(1,120)
Cumulative effect of change in accounting principle (2)	—	—	—	(190)	—
Loss from continuing operations	(1,289)	(1,713)	(887)	(7,804)	(1,120)
Income (loss) from discontinued operations	—	225	4,334	(197)	306
Net income (loss)	$(1,289)	$(1,488)	$3,447	$(8,001)	$(814)

Loss per share from continuing operations, basic and diluted	$(0.19)	$(0.26)	$(0.14)	$(1.43)	$(0.24)
Net (loss) income per share, basic and diluted	(0.19)	(0.22)	0.56	(1.46)	(0.17)

Number of shares used to calculate net (loss) income per share Basic and Diluted	6,811	6,661	6,204	5,465	4,670

	December 31,
Consolidated Balance Sheet Data:	2003	2002	2001	2000	1999
Working capital	$7,659	$9,197	$9,407	$3,596	$8,615
Net assets from discontinued operations	—	—	—	1,238	1,978
Total assets	16,842	19,843	21,414	22,549	24,934
Long term debt, less current maturities	2,271	2,338	2,403	5,287	7,146
Total stockholders’ equity	10,415	12,627	13,440	7,750	13,646
Dividends	—	—	—	—	—

(1)               Consists of a $1,464 write-down of goodwill associated with the acquisition of BBI Source Scientific.

(2)               Includes $840 of interest expense in 2000 associated with the beneficial conversion feature of the Company’s 3% Senior Subordinated Convertible Debentures; $190 of this amount is recorded as a cumulative effect of change in accounting principle in 2000.

(3)               Includes $1,135 in 2000 for establishment of a full valuation allowance on the Company’s deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Revenues. The Company generates revenue from products and services provided primarily to the in vitro diagnostic infectious disease industry. The Company currently has four operating segments: “Diagnostics,” “Biotech,”  “Laboratory Instrumentation” and “Pressure Cycling Technology (“PCT”)”.   Two of these segments, “Diagnostics” and “Laboratory Instrumentation” primarily manufacture products. Commencing in 2002, PCT products are being manufactured at the Laboratory Instrumentation segment. Within the Diagnostics segment, there are three major product lines: Quality Control Panels, Accurun® External Run Controls, and Diagnostic Components. The remaining two operating segments, Biotech and PCT, generate primarily service revenue. Within Biotech there are four major product lines: Contract Research, Repository Services, Specialty Reagents and Research Services. Revenue in the “PCT” segment consists primarily of both private and National Institutes of Health (“NIH”) funded support for the research activities associated with our pressure cycling technology. There was also NIH funding in 2000 for the Company’s former drug discovery operations which were spun-off as an independent company in November 2000.  See Note 6 of Notes to Financial Statements for a further discussion of the activities of these segments and Note 2 of Notes to Financial Statements relative to the Company’s discontinued clinical laboratory operations.

In February 2001, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, sold the business and certain assets and liabilities to a third party for an adjusted purchase price of $8,958,000.  The Company wrote down all of the retained assets to their estimated net realizable value.  The Company recorded an after-tax gain of $4,334,000 in 2001 and an additional after tax gain of $225,000 in 2002.  See also Notes 2 and 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K.

The economics and cost structures of the Company’s business segments have certain differences.

•                  The Diagnostics segment has historically been the Company’s largest and most profitable segment, both in absolute dollars and in operating profit margin, as it operates primarily in a commercial environment with fewer competitors and relatively short product development cycles.

•                  The Laboratory Instrumentation segment operates in a highly competitive, low margin business: contract manufacturing of instruments and medical devices. Since the Company’s acquisition of Source Scientific in 1997, management has continued in its efforts to turn around this business.  At the current low annual revenue level of less than $2.0 million, it operates significantly under capacity with high fixed overhead costs, and should therefore significantly benefit from relatively small revenue increases.

•                  The BBI Biotech segment has been project oriented with a high proportion of its revenue generated from government contracts (for both research and service activities) and assisting the other segments of the Company in their new product and service development. It has the highest level of inter-segment activity, and is structured around project tracking of direct costs plus overhead, general and administrative costs and a low percentage fee. Its financial goal has been to breakeven while contributing to the development of future products and services for the Company.

•                  The PCT segment’s research and development operation launched its first products for commercial sale in 2002. Revenue to date consists primarily of private and public (NIH) funding of segment research. Most of the expenditures by this segment are for R&D expenses, patent costs and general management expenses.  The Company continues to seek funding from both private and public sources to minimize the impact of their development costs on the Company’s overall operating results.  Since its commercial introduction in 2002, sales of PCT products have been limited primarily due to longer sales cycles than originally anticipated as discussed further hereunder. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

QUARTERLY FLUCTUATIONS

Historically, the Company’s results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns, driven by end-of-year expenditures. In particular, in the Diagnostics segment, the Company’s sales of its off-the-shelf Quality Control Products and Diagnostic Components typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year, whereas OEM product sales may peak in any quarter of the year depending on the production cycle of a given project. In the Company’s Biotech segment, research contracts are generally for large dollar amounts spread over one to five year periods, and upon completion, frequently do not have renewal phases. As a result these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company’s technical staff work on both contract research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of contract research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed. Neither the Laboratory Instrumentation segment nor the PCT segment is subject to material seasonal variations.

RESEARCH AND DEVELOPMENT

Since the acquisition of BioSeq, Inc. in 1998, the Company has expended significant amounts for ongoing research and development of new technologies, including in connection with the development of PCT.  In the past five years, the Company’s BioSeq research subsidiary has incurred approximately $5.5M of research and development expenses substantially related to development of a unique instrument and disposable specimen processing tube in conjunction with PCT.  As a result of its efforts, in September 2002, the Company was able to release for sale its first products based on its patented PCT. The Company is presently manufacturing the BarocyclerTM instrument and disposable PULSETM tubes utilizing PCT at its BBI Source Scientific facility, however, the sales cycle appears to be of longer duration than expected.  The Company has received eleven domestic and four foreign patents for this technology as of the end of 2003. The Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future as it seeks to continue to develop new applications for PCT.

EXPORT SALES

The Company has significant export sales in Europe, the Pacific Rim countries and Canada to agents under distribution agreements, as well as directly to test kit manufacturers. All sales are denominated in US dollars. Export sales for the years ended December 31, 2003, 2002, and 2001 were $4.7 million, $3.3 million and $3.4 million, respectively. The Company expects that export sales will continue to be a significant source of revenue and gross profit.

CHALLENGES AND OPPORTUNITIES

The Company also continues to evaluate the performance of both the Laboratory Instrumentation segment and the PCT segment, both of which continue to experience significant operating losses.  The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since its commercial introduction in September 2002 primarily associated with a longer than expected selling cycle for its PCT Products. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.  While the Company believes strongly in the benefits of PCT’s novel technology, the market potential of the existing PCT Barocycler™  is uncertain. The manufacture of PCT products at the laboratory instrument segment of the business was part of the Company’s plan to return BBI Source Scientific, Inc. to profitability in year 2003.  The Company intends to evaluate other applications and products utilizing PCT, including expansion of the PCT product line, and to reexamine the core contract manufacturing business of BBI Source Scientific, Inc.   If these segments do not become profitable, the Company may need to write off some or all of the current net book value of these assets in either or both of these segments.

To advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities, and the Company’s remaining ownership interest in Panacos Pharmaceuticals, Inc., in July 2003, the Company engaged Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer as an Executive Project Consultant.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities.  On February 9, 2004, the Company announced it has extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.   Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company’s PCT and BBI Source Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him. In addition to these responsibilities, Mr. Schumacher will also take the lead role in working with William Blair & Co., the Chicago Illinois based investment banking firm retained by the Company in October 2002.  In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000.  In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2003	2002	2001
Revenue:
Products	58.4%	55.8%	60.0%
Services	41.6	44.2	40.0
Total revenue	100.0	100.0	100.0

Gross profit	36.2	37.3	39.9
Operating expenses:
Research and development	7.8	11.5	10.6
Selling and marketing	14.1	14.4	13.4
General and administrative	18.6	18.1	18.2
Total operating expenses	40.5	44.0	42.2
Operating loss from continuing operations	(4.3)	(6.7)	(2.3)
Interest expense, net	(1.2)	(0.9)	(1.7)
Loss before income taxes and cumulative effect of change in accounting principle	(5.5)	(7.6)	(4.0)
Provision for income taxes	—	—	(0.1)
Income from discontinued operations	—	1.0	19.9
Net income (loss)	(5.5)	(6.6)	15.8
Product gross profit	46.6%	48.5%	51.6%
Services gross profit	21.5%	23.2%	22.3%

Critical Accounting Policies and Estimates

To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on disposition of the company’s discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in determining the ultimate cost of abandoning a lease (associated with discontinued operations) at a facility no longer being utilized, in estimates regarding the collectability of accounts receivable, realizability of a receivable from a Director/former Chairman and Chief Executive Officer including sufficiency of collateral (see Note 12), deferred tax assets, the net realizable value of its inventory, third party audits, as well as an estimate for other remaining liabilities associated with discontinued operations. On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 103, Update of Codification of Staff Accounting Bulletins (“SAB 103”).  Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

•                  The Company does not retain any specific performance obligations such that the earnings process is not complete;

•                  The ordered goods are segregated from the Company’s inventory and not subject to being used to fill other orders; and

•                  The goods are complete and ready for shipment.

The Company also considers the following prior to recognizing revenue:

•                  The transaction is subject to normal billing and credit terms for the specific customer;

•                  The Company’s past experience with the pattern of bill and hold transactions;

•                  Whether the customer has the expected risk of loss in the event of a decline in the market value of the goods;

•                  Whether the Company’s custodial risks are insurable and insured;

•                  Whether APB 21, pertaining to the need for discounting the related receivables, is applicable; and

•                  Whether extended procedures are necessary in order to assure that there are no exceptions to the customer’s commitment to accept and pay for the goods.

Total revenue related to bill and hold transactions was approximately $622,000, $380,000 and $610,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Revenue under long-term contracts, generally lasting from one to five years, including funded research and development contracts, is recorded when costs to perform such research and development activities are incurred.  Billings under long-term contracts are generally at cost plus a predetermined profit. Billings occur as costs associated with time and materials are incurred.  Customers are obligated to pay for such services when billed and payments are non-refundable.  On occasion, certain customers make advance payments that are deferred until revenue recognition is appropriate.  Total revenue related to long-term contracts was approximately $5,855,000, $5,802,000, and $5,062,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Total contract costs associated with these agreements were approximately $5,458,000, $5,610,000 and $4,911,000, for the years ended December 31, 2003, 2002 and 2001, respectively.  Included in the revenue recognized under long-term contracts are certain unbilled receivables representing additional indirect costs, which are allowed under the terms of the respective contracts.  Unbilled receivables were $30,000 at December 31, 2003 and less than $62,000 for all other years presented.

During the fiscal years 2003, 2002 and 2001, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 25%, 31% and 31%, respectively, of total consolidated revenues from continuing operations of the Company.  Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

Accounts Receivable

Management periodically reviews outstanding balances in accounts receivable to estimate future collections.  Based on the Company’s historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts.  In the event circumstances change to affect the assumptions underlying this allowance, the Company might be required to take additional write-offs of its accounts receivable balances.

Inventory

Inventory is valued at the lower of cost or market.  Certain factors may impact the realizable value of the Company’s inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to the Company’s cost structure.  In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company treats lower of cost or market adjustments and inventory reserves as adjustments to the cost basis of the underlying inventory.  Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Long-lived Assets and Goodwill

Intangible assets primarily relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over the estimated life of the patent, which is generally four to sixteen years.  The Company’s policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired.  This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results.  The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset’s remaining useful life.  Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, the Company has had recurring operating losses in the PCT segment and the recoverability of the Company’s long-lived assets is contingent upon it executing its business plan that includes expected revenues and cash flows to be generated from sales of PCT products and services. The Company’s goodwill relates to its acquisition of the Laboratory Instrumentation operating segment.  This segment is expected to continue to manufacture PCT related products and the realizability of this goodwill is dependant, among other factors, on the success of the Company’s PCT product line.  If the Company is unable to execute its business plans related to PCT, it may be required to write down the remaining value of its long-lived assets and goodwill in future periods.

Deferred Tax Valuation Allowance

A valuation allowance is established if it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses.  The Company has not recognized an income tax benefit associated with the loss from continuing operations in 2003, 2002, and 2001, as these tax assets have been fully reserved for.   Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset due to the uncertainty of realization.

Discontinued Operations

The Company periodically reviews the adequacy of its reserve for discontinued operations associated with the Company’s decision to exit the clinical laboratory testing segment of the business in 2000.  The Company has established reserves to cover expected future costs including those associated with an existing facility lease expiring July 2005.  See also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K.

Loan Receivable from Director and Former Chairman and Chief Executive Officer

As of December 31, 2003, the Company evaluated the recoverability of a $1,000,000 loan receivable from its former Chairman and Chief Executive Officer, which is reflected on its balance sheet in stockholders’ equity as a loan receivable as of December 31, 2003. The Company’s review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral.  As of December 31, 2003, the remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral for the Company’s $1,000,000 receivable, the Company considers the balance of a loan outstanding ($500,000 as of December 31, 2003) between an entity controlled by its former Chairman and Chief Executive Officer with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.   The ultimate value that may be recovered by the Company is dependant on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of its former Chairman and Chief Executive Officer. At December 31, 2003, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of December 31, 2003, the termination of the Company’s Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, are indicators of impairment. Based on the Company’s assessment as of and through February 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenue

Total revenue increased 2.3%, or $531,000, to $23,296,000 in 2003 from $22,765,000 in  2002. The increase in revenue was the result of an increase in product revenue of 7.2% or $911,000, to $13,608,000 in 2003 from $12,697,000 in 2002, partially offset by a 3.8% or $380,000 decrease in service revenue to $9,688,000 in 2003 as compared to service revenue of $10,068,000 in  2002.

Product Revenue .  The increase in product revenue in 2003 compared to 2002 occurred in the Diagnostics segment and was due primarily to increased sales in year 2003 associated with newly released AccuRun products and custom (OEM) panels, which included one large custom order from an international distributor. The increase in product revenues was partially offset by a lower level of contract manufacturing work at the Laboratory Instrumentation segment.  In 2003 the Company had limited revenue from sales of our PCT products.  Sales of the Company’s PCT products continues to be slower than expected due primarily to longer sales cycles than anticipated. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the BarocyclerTM which was just introduced in 2004.

Service Revenue.  The decrease in service revenue was primarily related to lower levels of contract research activities and a lower level of PCT related grant revenues in 2003 compared to 2002, in which there was strong activity in two service contracts related to HIV vaccine development and Hepatitis C work at the Biotech segment.  These decreases were partially offset by higher revenues in year 2003 associated with increased repository service work combined with an increased level of billable hours associated with government contract reimbursable work at the Biotech segment.

Gross Profit

Overall gross profit decreased 0.8%, or $71,000 to $8,431,000 in 2003 from $8,502,000 in 2002.  Product gross profit increased 3.0%, or $184,000, to $6,345,000 in 2003 from $6,161,000 in 2002; product gross margin decreased to 46.6% in 2003 from 48.5% in 2002.  Service gross profit decreased $255,000 or 10.9% to $2,086,000 in 2003 from $2,341,000 in 2002;  service gross margin decreased to 21.5% in 2003 from 23.2% in 2002.

Product Gross Margin.     The decline in product gross margin was due to a lower level of instrument sales in year 2003 at the Laboratory Instrumentation segment over a relatively fixed cost structure, partially offset by an increased level of product sales at the Diagnostics segment.

Service Gross Margin.    The decrease in service gross margin was primarily due to less profitable research contracts at the Biotech segment, whereas year 2002 service revenues included increased activity associated with two service contracts related to HIV vaccine development and Hepatitis C work at the Biotech segment.

Research and Development

Research and development expenditures declined 30.4%, or $795,000, to $1,816,000 in 2003 from $2,611,000 in 2002. The decreased level of expenditures was associated primarily with a reduced level of activity on PCT related projects following the commercial introduction of PCT products in late September 2002.  The Company expects that it will incur significant research and development expenses in connection with the further development of additional PCT products. In 2002, there was an increase in development work in AccuChart Plus, a quality control data management software program for analyzing, tracking and archiving daily run control data for monitoring test kit performance.

Selling and Marketing

Selling and marketing expenses amounted to $3,283,000 in 2003 relatively unchanged from $3,286,000 in 2002.  The Company continued to incur marketing and promotion related costs in both 2003 and 2002 associated with the commercial launch the PCT BarocyclerTM in September 2002.

General and Administrative

General and administrative costs increased 5.8%, or $237,000, to $4,346,000 in 2003 from $4,109,000 in 2002. In 2003, there were legal, audit and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003, in conjunction with the termination of the Company’s Chairman and Chief Executive Officer, for the purpose of overseeing the management of the affairs of the Company during the transition period. The Company also incurred increased legal fees associated with the March 2003 adoption of a Shareholder Purchase Rights Plan.  In addition, the Company incurred approximately $245,000 of costs in year 2003 associated with investment banking activities evaluating both strategic and financing opportunities for the Company. These costs were partially offset by reduced compensation costs incurred in 2003 due to the elimination of the salary that would have been paid to the Company’s former Chairman and Chief Executive Officer who was terminated in February 2003, and lower employee health care costs.

Operating Loss from Continuing Operations

Operating loss from continuing operations amounted to $1,014,000 in 2003 compared to an operating loss from continuing operations of $1,504,000 in 2002. The operating loss in year 2003 included approximately $213,000 of costs incurred by the Special Oversight Committee of the Company’s Board of Directors (net of reduced compensation costs) combined with approximately $245,000 of costs associated with investment banking activities as discussed in further detail above in the caption entitled “General and Administrative.” The Diagnostics segment’s operating income increased to $1,704,000 in 2003 from $1,478,000 in  2002, due to an increase in product sales associated with newly released Accurun® products and custom (OEM) panels.  The Biotech segment’s operating loss decreased to $274,000 in 2003 from $319,000 in 2002, primarily due to additional revenues generated by increased repository services combined with an increased level of billable hours associated with government contract reimbursable work partially offset by higher wages, supplies and facilities costs.  The operating loss of the PCT segment decreased to $1,552,000 in 2003 from $2,156,000 in 2002 primarily due to reduced patents, trade show and research and development costs, partially offset by a lower level of PCT related grant revenues.  The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. The Laboratory Instrumentation segment’s operating loss increased to $892,000 in 2003 from $507,000 in 2002. This segment recorded an 18.8% decline in revenue due to a lower level of contract manufacturing work coupled with increased facility related costs.

Interest Expense

Interest expense, incurred primarily on the Company’s outstanding mortgage on the Company’s headquarters located in West Bridgewater, Massachusetts, increased $43,000 in 2003 as compared to 2002.  The increase was a result of a mortgage covenant waiver fee as the Company failed to meet its debt service coverage and other covenants for the year ended December 31, 2002.  The Company also failed to meet this debt service coverage covenant for the year ended December 31, 2003, however the financial institution has notified the Company of its intent to waive this default.

Income Taxes

In 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses. Accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the years  2003, 2002 and 2001.

Loss from Continuing Operations

Loss from continuing operations amounted to $1,289,000 for the year ended December 31, 2003 as compared to a loss of $1,713,000 for the year ended December 31, 2002 as a result of the items discussed above.

Discontinued Operations

In the third quarter of 2002, the Company adjusted its estimate of remaining accrued liabilities to exit the clinical laboratory testing business based upon new developments.   The liability was reduced to $855,000 as of September 30, 2002.  The major component of the remaining accrual as of September 30, 2002 was estimated lease exit and facility related costs ($532,000) with the remainder for health care claims, other regulatory audit adjustments, and for other miscellaneous costs associated with exiting this business segment. This resulted in recording an after tax gain of $225,000 in the third quarter of 2002.     See also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K.

Net Loss

The Company had a net loss of $1,289,000 in 2003 as compared to a net loss of $1,488,000 in 2002.

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

Research and Development

Research and development expenditures increased 13.3%, or $308,000, to $2,611,000 in 2002 from $2,303,000 in 2001.  The increased level of expenditures was associated with ongoing PCT related projects including optimization protocols for various tissue types.  In addition, there was an increase in development work on AccuChart Plus®, a quality control data management software program for analyzing, tracking and archiving daily run control data for monitoring test kit performance. Since the Company’s acquisition of BioSeq Inc. in 1998, the Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future, as it seeks to develop new applications for PCT.

Selling and Marketing

Selling and marketing expenses increased by 12.7%, or $370,000, to $3,286,000 in 2002 from $2,916,000 in 2001.  The Company incurred significant marketing and promotion related costs in 2002 primarily associated with its introduction of the PCT BarocyclerTM at the Pittsburgh Conference industry trade show and related ongoing sales, marketing and promotion efforts associated with the September 2002 commercial launch of the PCT BarocyclerTM, and expects these PCT related activities to continue in 2003.

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

Operating Income (Loss) from Continuing Operations

Operating (loss) from continuing operations amounted to $(1,504,000) in 2002 compared to an operating (loss) of $(491,000) in 2001.  The Diagnostics segment’s operating income decreased to $1,478,000 in 2002 from $1,674,000 in 2001 due to a decline in product gross margin.  The Biotech segment’s operating (loss) increased to $(319,000) in 2002 from $(212,000) in 2001; a 14.3% increase in service revenues coupled with an increase in service gross margin was more than offset by increased sales and marketing expenses and increased general and administrative expenses.  The operating loss of the PCT segment increased to $(2,156,000) in 2002 from $(1,493,000) in 2001 due to increased research and development costs associated with the final phases of product development and advanced prototype manufacture and increased sales, promotion and marketing costs associated with the commercial launch, in late September of 2002, of the PCT Barocycler™.

The Company continues evaluate the market for the PCT Barocycler™, as the sales cycle appears to be longer in duration than originally envisioned.  While the Company believes strongly in the benefits of PCT’s novel technology, the market potential of the existing PCT Barocycler™ appears uncertain. The manufacture of PCT products at the laboratory instrument segment of the business was part of the Company’s plan to return BBI Source Scientific, Inc. to profitability in year 2003.  The Company intends to evaluate other applications and products utilizing PCT , including expansion of the PCT product line, and to reexamine the core contract manufacturing business of BBI Source Scientific, Inc.    If the Company is unable to execute its business plans related to PCT, we may be required to write down the value of our intangible long-lived assets and goodwill in future periods.

Interest Expense

Interest expense decreased to $248,000 in 2002 from $438,000 in 2001.  The Company redeemed the remaining $2,040,000 (face value) of outstanding 3% Senior Subordinated Convertible Debentures (“Debentures”), which were originally issued in August 2000, plus accrued interest and a premium of $190,000 (which was charged to interest expense) in early 2001.  Interest expense in  2001 also included interest on the Company’s line of credit, which was terminated by the Company in February 2001.  Both years’ include interest expense associated with the Company’s outstanding mortgage.

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

Discontinued Operations

On February 20, 2001, the Company sold the business and certain assets and liabilities of its wholly-owned subsidiary BBICL to a third party.  The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date;  see also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K. The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.

The Company accrued $710,000 as of December 31, 2002 for its estimate of remaining liabilities to exit the clinical laboratory testing business. The major component of this remaining accrual is estimated lease exit and facility related costs ($504,000) with the remainder for health care claims, other regulatory audit adjustments, and for other miscellaneous costs associated with exiting this business segment. The Company adjusted its estimated remaining liability in the third quarter and recorded an after tax gain of $225,000.

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

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2003, the Company had approximately $7.7 million in working capital.   The Company had cash of $967,185 at December 31, 2003 compared to cash of $975,649 at December 31, 2002.  The Company experienced operating losses from continuing operations of $1,014,000 and $1,504,000 for the years ended December 2003 and 2002, respectively.  It is anticipated there may be additional working capital requirements in year 2004 associated with ongoing PCT BarocyclerTM sales and marketing activities, together with additional research and development activities in order to expand the PCT product line; the existing PCT product line has experienced lower than expected sales since commercial launch in September 2002 associated with a longer than expected selling cycle.  Management has met its recent historical cash flow needs by managing its working capital, which includes steps to minimize and/or defer capital expenditures, and utilizing proceeds from the February 2001 sale of one of its business segments.  It plans to manage its future liquidity needs through cost reductions, additional selling initiatives, and utilization of a line of credit as discussed further hereunder.

The Company provided $454,000 of net cash from operations in the year ended December 31, 2003, as compared to net cash (used) in operations of ($200,000) for the year ended December 31, 2002.  In year 2003, the Company incurred a lower operating loss, increased collections of accounts receivable and reduced its level of inventory as compared to year 2002.   The operational use of cash during 2002 was primarily the result of a larger operating loss incurred coupled with the buildup of PCT raw materials inventory, partially offset by an increase in trade accounts payable and an increased level of cash collections on outstanding accounts receivable.

Cash used in investing activities for the year ended December 31, 2003 was $110,000 compared to $625,000 during year 2002. The decline in cash used for investing in 2003 was due to managements’ decision to reduce and/or defer capital expenditures, whereas in year 2002, capital expenditures included the purchase of a DNA Sequencer at the Company’s Biotech segment and the construction of several preproduction PCT BarocyclersTM   as demonstration units.

Cash used in financing activities for the year ended December 31, 2003 was $64,000 compared to cash used of $392,000 during 2002.  In early 2002, the Company pledged $1,000,000 via a deposit in an interest bearing escrow account at a financial institution; this was partially offset by repayment to the Company of a loan to Richard T. Schumacher as discussed further below.

In February 2004, the Company entered into a three year, $2,500,000 line of credit agreement with a private lender.  The line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the line are limited to commercially standard terms and percentages of accounts receivable at present. The line of credit contains covenants regarding maintenance of minimum debt service coverage ratios, and provides certain restrictions on the payments of dividends and incurring additional debt.

Based on current forecasts and the February 2004 establishment of a line of credit as discussed above, management believes the Company has sufficient liquidity to finance operations for the next twelve months.  Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or incurs negative cash flows from operations,  it may need to raise additional funds.  There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all.  If adequate funds are not available when needed, the Company may be required to further reduce certain of its costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.  The Company is considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company’s stockholders.  On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth; their engagement continues at this time.

Contractual Obligations

The following is a summary of the Company’s future contractual obligations as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years

Mortgage payments*	$3,654,000	$287,000	$575,000	$575,000	$2,217,000
Operating Lease Obligations	56,000	21,000	35,000	—	—
Note Payable	16,000	5,000	11,000
Real Estate Facility Leases **	3,607,000	1,208,000	1,858,000	541,000	-0-
Minimum future royalty payments***	—	—	—	—	—
Obligations relating to Discontinued Operations****	408,000	193,000	115,000	20,000	80,000
Total Contractual Obligations*****	$7,741,000	$1,714,000	$2,594,000	$1,136,000	$2,297,000

* Future monthly payments on this mortgage include principal and interest, based on a 20-year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.  During the first five years, the note carries an interest rate of 9.75%; after five years the rate charged will be ..75% greater than the Corporate Base Rate then in effect. The information presented in the table above is presented using an assumed annual mortgage interest rate of 9.75% for all periods presented.

** The Company leases certain office space, repository, research and manufacturing facilities under operating leases with various terms through October 2007. The real estate leases for facilities located in Maryland include renewal options at either market or increasing levels of rent. The Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit manufactures laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option.   In March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD;  this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  Assuming occupancy of the new facility by the Company on August 1, 2004, the landlord has agreed to terminate in full the Company’s remaining obligations pursuant to an existing facility lease in Frederick, MD which was scheduled to terminate in November 2006.   Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter; these amounts are not included in the table above as this lease is subject to cancellation at the sole option of the Company on or before April 30, 2004 without penalty.

***The Company acquired in 1998 all the remaining outstanding common stock of BioSeq, Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales (until March 2016) of future sales by any entity of the Company utilizing PCT, with required minimum royalty payments having ended in 2003. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002.

**** In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $408,000 as of December 31, 2003.   See also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K; future reductions in amounts due pursuant to the Lease Termination Agreement are not reflected in the above table .

*****In February 2004, the Company entered into a three year, $2,500,000 line of credit agreement with a private lender; any amounts due pursuant to this agreement are not included in the table.

Related Party Transaction

As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company,  renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of the Company’s common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001.  Interest on the loan was payable at the annual rate of 7%, of which $8,216 was remitted to the Company in the spring of 2003; in February 2004, the Company’s Board of Directors determined this payment constituted the full amount owed and that the Company and Mr. Schumacher no longer have any further dispute over this obligation.  As of December 31, 2001, the loan was shown on the balance sheet as a decrease to stockholders equity.  In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company’s loans were replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. The remaining collateral as of December 31, 2003 includes substantially all of his common stock holdings in the Company.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in the Company on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.    In January 2003, the $1,000,000 account was used to satisfy the Company’s limited guaranty obligation. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution.  The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The remaining collateral includes certain of Mr. Schumacher’s common stockholdings in the Company. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholder’s equity.

On February 14, 2003, the Company announced that its Board of Directors terminated Mr. Schumacher as Chairman and Chief Executive Officer, effective immediately.  Mr. Schumacher remains a Director of the Company. Kevin W. Quinlan, President and Chief Operating Officer, continued to lead day-to-day operations.  A special committee of the Board of Directors was appointed to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source

Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific, Inc. is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler™ instrument.  As part of this engagement, Mr. Schumacher has continued to reevaluate the ongoing business prospects for both the Company’s Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.  Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company’s PCT and BBI Source Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him.   In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000.  In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Standard is effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 has not had a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Standard is effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS No. 150 has not had a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The application of FIN 46 has not had a material effect on the Company’s consolidated financial statements.

Forward - Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, but are not limited to statements regarding:

•                  the timing of new product introductions;

•                  the Company’s goal to expand its product lines;

•                  market acceptance and the commercial success of the Company’s PCT products;

•                  the Company’s inventory;

•                  business strategies;

•                  approvals and clearances from government agencies for the Company’s products;

•                  dependence on significant customers and contracts;

•                  increased research and development expenses relating to PCT;

•                  expectations of international sales;

•                  the recoverability of the loan receivable from the former Chairman and Chief Executive Officer;

•                  availability of debt and equity financing;

•                  general economic conditions; and

•                  the Company’s financial performance and business operations.

In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any of the Company’s forward-looking statements are based. Factors that could cause or contribute to differences in the Company’s future financial results include those discussed in the risk factors set forth in Item 7 of this report as well as those discussed elsewhere in this report. The Company qualifies all of our forward-looking statements by these cautionary statements.

RISK FACTORS

This report contains forward-looking statements that involve risks and uncertainties, such as statements of our objectives, expectations and intentions.  The cautionary statements made in this report should be read as applicable to all forward-looking statements wherever they appear in this report.  Our actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report.

WE RELY ON PURCHASE ORDERS AND CONTRACTS FROM A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR REVENUES; THE LOSS OF BUSINESS FROM THESE CUSTOMERS COULD MATERIALLY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

Purchase orders account for the majority of our orders; none of our customers have contractually committed to make future product purchases from us. In 2003, our three largest commercial customers, Kyowa, American Red Cross and Quest, together accounted for approximately 9.7% of our revenues. In addition, the various agencies of the National Institutes of Health, including the National Institutes of Allergies and Infectious Disease, the National Cancer Institute and the National Heart Lung and Blood Institute, in the aggregate, accounted for approximately 25% of our revenues in 2003. Each agency within the National Institutes of Health, however, makes independent purchasing decisions. The loss of any major customer, including any agency within the National Institutes of Health, the failure of any agency of the National Institutes of Health to fully fund any contract or renew any contract with us, or a material reduction in any major customer’s purchases would materially reduce our revenues and our operating results.

IF WE ARE UNABLE TO INCREASE OUR SALES OF QUALITY CONTROL PRODUCTS TO END-USERS OF INFECTIOUS DISEASE TEST KITS, THEN OUR FUTURE REVENUES COULD BE IMPACTED.

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

Our BBI BioSeq subsidiary has incurred significant operating losses, since our acquisition of that company in September 1998. This subsidiary may not be successful in marketing and further developing its technology, and its technology may never achieve commercial viability. Accordingly, our BBI BioSeq subsidiary may never become profitable and it may be necessary to write off some or all of the current net book value of its intangible assets related to its patents.

As a result of our July 1997 acquisition of Source Scientific, Inc., we recorded approximately $2,200,000 of goodwill. Since this acquisition, our BBI Source Scientific subsidiary has also incurred significant cumulative operating losses   That subsidiary may continue to have operating losses and may never become profitable. If operating losses continue, it may be necessary to write off some or all of the remaining goodwill associated with BBI Source Scientific .

IF WE ARE UNABLE TO OBTAIN BOTH THE NECESSARY REGULATORY APPROVALS AND SUBSTANTIAL FUNDS FOR OUR BBI BIOSEQ SUBSIDIARY’S PRODUCTS, OR IF DEMAND FOR NEW PRODUCTS AND SERVICES FAILS TO MATERIALIZE, OUR FUTURE REVENUES AND INCOME WILL BE LESS THAN WE HAVE PROJECTED.

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

While we have eleven issued U.S. patents and four foreign patents as of December 31, 2003 relating to pressure cycling technology, certain pressure cycling technology applications may not fall within the claims of those issued patents.  Further, individuals and groups utilizing pressure cycling technology may not be required to license such technology from us. Further, our future revenues and income could be less than we have projected.

BECAUSE OF THE LENGTHY SALES CYCLES OF OUR PCT PRODUCTS, WE MAY INCUR SIGNIFICANT EXPENSES BEFORE WE GENERATE ANY REVENUES RELATED TO THOSE PRODUCTS.

Our customers have required several months to test and evaluate our PCT related products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products, and we may never generate the anticipated revenues if a customer cancels or changes its plans. Factors associated with this sales cycle include the initial selling price of the PCT BarocyclerTM and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004; however, there can be no assurance that this bench top model will be successful.

IF THE FDA REQUIRES CLEARANCE OR APPROVAL FOR OUR PRODUCTS THAT ARE DESIGNATED ONLY FOR RESEARCH AND NOT FOR DIAGNOSTIC PROCEDURES OR OUR PRODUCTS THAT WE BELIEVE ARE EXEMPT FROM FDA CLEARANCE AND INITIATES ENFORCEMENT ACTION FOR OUR FAILURE TO DO SO, WE WILL LIKELY EXPEND SIGNIFICANT RESOURCES TO RESOLVE THE MATTER WHICH COULD HARM OUR BUSINESS.

In the United States, the Food, Drug, and Cosmetic Act prohibits the marketing of most IN VITRO diagnostic products until the Food and Drug Administration either clears or approves the products through processes that are time-consuming, expensive and uncertain. Some IN VITRO diagnostic products may be exempt from FDA clearance or approval if they have undergone validation studies. As of December 31, 2003, 44 of our Accurun ®   products currently on the market have met the FDA’s regulatory requirements.

During 2003, our Accurun®   External Run Controls products accounted for approximately 13.43% of our revenue. It is possible that the FDA may not agree that some of these products are entitled to an exemption and may adopt a different interpretation of the Food, Drug, and Cosmetic Act or other laws it administers. We believe that products which are used only for research and not in diagnostic procedures are not subject to FDA clearance or approval. We currently label some of our products “for research use only” because they are not intended for use in diagnostic procedures, and have not been cleared or approved by the FDA. It is possible, however, that some purchasers of these products may use them for diagnostic purposes rather than for research, despite our labeling. Under any of these circumstances, the FDA could allege that some or all of these products should have been cleared or approved, or otherwise validated prior to marketing, and could initiate enforcement action against us. If the FDA initiates enforcement action against us, we will likely expend a large amount of time, money, resources and management attention to resolve the matter. In addition, if we cannot obtain or are delayed in obtaining FDA clearances or approvals for our products, we may encounter delays or be unable to ever sell those products.

IF WE FAIL TO COMPLY WITH GOOD MANUFACTURING PRACTICES IN CONNECTION WITH THE MANUFACTURE OF OUR MEDICAL DEVICE PRODUCTS, WE MAY NOT BE ABLE TO DISTRIBUTE OUR PRODUCTS AND MAY NOT GENERATE PRODUCT REVENUES.

We are also subject to strict FDA good manufacturing practice regulations which govern testing, control and documentation practices, and other post-marketing restrictions on the manufacture of our medical device products. Our IN VITRO diagnostic products and our laboratory instrumentation products are considered “medical device products,” as defined by the FDA. Regulatory authorities monitor our ongoing compliance with good manufacturing practices and other applicable regulatory requirements through periodic inspections. If we fail to comply with good manufacturing practices or other regulatory requirements, we may not be able to obtain future pre-market clearances or approvals, or the FDA or other regulatory agencies may impose corrective action requirements, including total or partial suspension of product distribution, injunctions, civil penalties, recall or seizure of products, and criminal prosecution. Any of these events would lead to increased costs and a drain on resources and could reduce our revenues and operating results.

BECAUSE WE CONDUCT OUR BUSINESS WORLDWIDE, CHANGES IN INTERNATIONAL REGULATORY REQUIREMENTS MAY MATERIALLY REDUCE OUR TOTAL REVENUES.

Our international sales accounted for approximately 20% of our total revenues for the year ended December 31, 2003. Our Accurun®  External Run Controls products are subject to CE Marking requirements in the European Union.

As of December 31, 2003, a total of 30 Accurun ®  external run control products designed for the European market have met the regulatory requirements to carry the CE Mark under the European Union’s In Vitro Diagnostics (IVD) Directive. The IVD Directive describes criteria that must be met and steps that must be taken for IVD products to be qualified for sale in European Union countries beginning at the end of 2003. In the IVD Directive, the European Union classifies products according to the risks associated with their failure or misuse, and establishes a process leading to a CE Mark (approval to sell a product in EU countries) for each category. Changes in international regulatory requirements and policies, including both changes in existing restrictions and future restrictions on importation of blood and blood derivatives, could result in reduced international sales, which may materially reduce our total revenues and income.

IF WE ARE UNABLE TO OBTAIN A STEADY AND ADEQUATE SUPPLY OF RARE SPECIMENS OF PLASMA AND SERUM, THEN WE MAY BE UNABLE TO PRODUCE OUR QUALITY CONTROL PANEL PRODUCTS AND OUR ACCURUN®   EXTERNAL RUN CONTROLS PRODUCTS WHICH WOULD HARM OUR BUSINESS.

We manufacture our diagnostic products, including our quality control panel products and Accurun®   External Run Controls products, from human plasma and serum which we obtain from nonprofit and commercial blood centers in the United States and from similar sources throughout the world. Our BBI Diagnostics business unit, which manufactures and sells these diagnostic products, accounts for approximately 52% of our revenues. Our quality control panel products and Accurun®   External Run Controls products contain rare plasma specimens that we collect from individuals who have been infected with particular diseases. The specimens are rare because we can collect them only during the brief period of time when the markers for a particular disease in an infected individual are converting from negative to positive. It is difficult to identify such infected individuals and to collect specimens from them during the brief period of time when the markers for a particular disease are converting from negative to positive. As a result, quantities of these specimens are limited. As we sell our quality control panel products and Accurun® External Run Controls products, we must find replacement specimens that are equally rare. We may also face competition to obtain these specimens which could further limit our ability to obtain the specimens and to produce our quality control panel products and Accurun® External Run Controls products. A limit in our ability to produce our products would reduce our future revenues and operating results.

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

IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

Our ability to compete effectively with other companies depends in part on our ability to maintain the proprietary nature of our technologies and products. We rely primarily on a combination of trade secrets and non-disclosure and confidentiality agreements to establish and protect our proprietary rights in our technology and products. For the pressure cycling technology developed by our BBI BioSeq subsidiary, we have eleven U.S. and four foreign patents issued as of December 31, 2003. If we have not adequately protected our technology, or if our competitors misappropriate our intellectual property, we could lose market share and our future revenues and operating income could be significantly less than projected.

WE MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, OR DEMANDS THAT WE LICENSE THIRD-PARTY TECHNOLOGY, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND PREVENT US FROM SELLING ONE OR MORE OF OUR PRODUCTS.

We have in the past been, and may in the future be, notified that we may be infringing intellectual property rights possessed by other third parties. We cannot guarantee that infringement claims by third parties or other claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect our business, financial condition and results of operations.  We cannot predict the extent to which we might be required to seek licenses, pay royalties or alter our products so that they no longer infringe the rights of others. We also cannot guarantee that the terms of any licenses we may be required to seek or royalties we may be required to pay will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products. If a judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from selling one or more of our products. Further the cost and diversion of management attention brought about by such litigation could be substantial, even if we were to prevail. Any of these events could result in significant expense to us and may materially harm our business and our prospects.

IF WE ARE UNABLE TO ATTRACT AND RETAIN A NEW CHIEF EXECUTIVE OFFICER, THEN WE MAY NOT BE SUCCESSFUL IN FULLY EXECUTING OUR BUSINESS PLAN.

On February 14, 2003, we announced the termination of our Chairman and Chief Executive Officer; he remains a Director of the Company.  A special committee of our Board of Directors was appointed to oversee management of the affairs of the Company until such time as a new Chief Executive Officer is employed.   There are a limited number of qualified candidates for the position with the necessary technical background and management experience.  We are competing for those candidates with companies that are larger and have greater financial resources than we.  If we are not able to attract and retain a new, suitably qualified, Chief Executive Officer within a reasonable period of time, we may not be able to properly evaluate our strategic choices, our existing management may not be able to focus their attention on all necessary management matters and we may not be successful in fully executing our business plan.

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

WE MAY NOT BE ABLE TO FULLY COLLECT THE PRINCIPAL AND INTEREST DUE ON A $1,000,000 RECEIVABLE FROM OUR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER WHICH COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

As of January 2003, we recorded a $1,000,000 receivable from our former Chairman and Chief Executive Officer, Richard T. Schumacher. We continue to maintain a junior security interest in collateral pledged by Mr. Schumacher to a financial institution. The remaining collateral as of December 31, 2003 includes certain of Mr. Schumacher’s shares of our common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this receivable. If the value of the collateral decreases, we may have to write down or write off the receivable. Therefore, we cannot be certain that we will collect the full amount of the receivable.  Our failure to collect all or a portion of this receivable could harm our business and financial condition.

A FEW STOCKHOLDERS CONTROL A SIGNIFICANT PERCENTAGE OF VOTING POWER AND MAY EXERCISE THEIR VOTING POWER IN A MANNER ADVERSE TO OTHER STOCKHOLDERS’ INTERESTS.

Our former Chairman and Chief Executive Officer, Mr. Richard T. Schumacher, and our other existing officers and directors collectively have voting control over approximately 15% of the outstanding shares of our common stock as of December 31, 2003. In addition, approximately 22.60% of the outstanding shares of our common stock as of December 31, 2003 were controlled by Mr. Richard Kiphart, an unaffiliated investor.   Accordingly, these stockholders, should they choose to act in concert, are in a position to exercise a significant degree of control and to significantly influence stockholder votes on the election of directors, increasing the authorized capital stock, and authorizing mergers and sales of assets. These stockholders may act in a manner that is adverse to your personal interests.

PROVISIONS IN OUR CHARTER AND BY-LAWS AND OUR SHAREHOLDER RIGHTS PLAN MAY DISCOURAGE OR FRUSTRATE STOCKHOLDERS’ ATTEMPTS TO REMOVE OR REPLACE OUR CURRENT MANAGEMENT.

Our amended and restated articles of organization and restated bylaws contain provisions that may make more difficult or discourage changes in our management that our stockholders may consider to be favorable. These provisions include:

  •  a classified board of directors;

  •  advance notice for stockholder nominations to the board of directors;

  •  limitations on the ability of shareholders to remove directors; and

  •  a provision that allows a majority of the directors to fill vacancies on the board of directors.

These provisions could prevent or frustrate stockholders’ attempts to make changes in our management that our stockholders consider to be beneficial.

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

THE EXERCISE OF ALL OUTSTANDING OPTIONS AND THE CONVERSION OF ALL OUTSTANDING WARRANTS COULD HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR COMMON STOCK.

We have 1,245,825 options outstanding as of December 31, 2003 which are exercisable at various prices.  In addition, we have outstanding warrants, with various strike prices, which are exercisable for a total of 135,556 shares of our common stock as of December 31, 2003. The options and warrants exercisable as of December 31, 2003 represent approximately 20.2% of our issued and outstanding common stock based on the number of shares issued and outstanding as of December 31, 2003 on a fully diluted basis. The exercise of our outstanding options and warrants could place downward pressure on the price of our common stock.

WE ARE INCURRING SIGNIFICANT LOSSES AND CANNOT ASSURE THAT WE WILL BECOME PROFITABLE.

We incurred net losses in five out of the last six years.  For the year ended December 31, 2003, we incurred a net loss of $1,289,000.  For the year ended December 31, 2001 we had net income of $3,447,000, but the results for that year included $4,334,000 from discontinued operations.  We cannot assure that we will become profitable or that we can maintain profitability if we attain it.

It is anticipated that we may need additional future working capital requirements in connection with PCT BarocyclerTM sales and marketing activities as this segment of the business continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle.  Management has met its recent historical cash flow needs by managing its working capital and utilizing proceeds from the February 2001 sale of one of its business segments.  We plan to manage its future liquidity needs through cost reductions and additional selling initiatives.  If revenues are lower than anticipated or expenses are higher than anticipated or if we continue to incur operating losses, we may require additional capital sooner than expected and there can be no assurance that we will be able to obtain additional financing or capital on acceptable terms or that we will be successful in eliminating or scaling back certain of our activities. We may also need additional capital to grow both the Diagnostics and Biotech segments of the business. If adequate funds are not available when needed, the Company may be required to further reduce its fixed costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.  We are considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk in connection with its long-term debt. The aggregate hypothetical loss in earnings for one year of those financial instruments held by the Company at December 31, 2003, that are subject to interest rate risk resulting from a hypothetical increase in interest rates of 10 percent is less than $100,000, after-tax. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in the interest rate of each variable rate financial instrument held by the Company at December 31, 2003, that is subject to interest rate risk. Fixed rate financial instruments were not evaluated, as the Company believes the risk exposure is not material.

The Company is exposed to concentrations of credit risk in cash and cash equivalents and trade receivables. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. Trade receivables credit risk exposure is significant as the Company derives a significant portion of its revenues from a small number of customers.  However, this risk is mitigated by the dispersion across different industries and geographies in which the customers operate; in addition to this, approximately 25% of 2003 consolidated revenue was from all branches of the National Institutes of Health, a U.S. Government agency. The Company is exposed to credit-related risks associated with its trade accounts receivable from foreign customers but they are denominated in U.S. dollars mitigating the currency risk.

ITEM 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$967,185	$975,649
Marketable securities	4,071	—
Accounts receivable, less allowances of $124,283 in 2003 and $117,671 in 2002	3,495,839	3,701,105
Inventories	6,525,018	7,094,053
Prepaid expenses and other current assets	200,695	303,396
Restricted cash (Note 12)	—	1,000,000
Total current assets	11,192,808	13,074,203

Property and equipment, net	4,725,523	5,826,817

OTHER ASSETS:
Goodwill and other intangible assets, net	749,907	798,542
Other long-term assets	174,208	143,807
Total other assets	924,115	942,349
TOTAL ASSETS	$16,842,446	$19,843,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,633,263	$1,970,517
Accrued employee compensation	1,010,512	898,449
Other accrued expenses	541,857	506,823
Liabilities from discontinued operations (Note 2)	192,801	302,436
Current maturities of long term debt	58,180	79,875
Deferred revenue and other current liabilities	97,508	118,609
Total current liabilities	3,534,121	3,876,709

LONG-TERM LIABILITIES:
Long term debt, less current maturities	2,271,299	2,337,874
Liabilities from discontinued operations (Note 2)	215,040	408,005
Other liabilities	406,777	593,735
Total Liabilities	6,427,237	7,216,323
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized; 6,827,592 and 6,786,335 issued and outstanding at December 31, 2003 and 2002, respectively	68,276	67,863
Additional paid-in capital	21,888,234	21,811,262
Loan receivable from Director and former CEO (Note 12)	(1,000,000)	—
Accumulated deficit	(10,541,301)	(9,252,079)
Total stockholders’ equity	10,415,209	12,627,046
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$16,842,446	$19,843,369

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001

REVENUE:
Products	$13,607,808	$12,696,830	$13,092,771
Services	9,687,882	10,067,807	8,733,336
Total revenue	23,295,690	22,764,637	21,826,107

COSTS AND EXPENSES:
Cost of products	7,262,815	6,535,429	6,337,437
Cost of services	7,602,321	7,727,137	6,783,329
Research and development	1,816,273	2,611,060	2,303,350
Selling and marketing	3,282,538	3,286,183	2,916,013
General and administrative	4,345,643	4,108,734	3,976,568
Total operating costs and expenses	24,309,590	24,268,543	22,316,697

Operating loss from continuing operations	(1,013,900)	(1,503,906)	(490,590)

Interest income	19,391	41,809	57,515
Interest expense, including beneficial conversion feature (Note 7)	(291,283)	(247,971)	(438,008)
Loss from continuing operations before income taxes	(1,285,792)	(1,710,068)	(871,083)

Provision for income taxes	(3,430)	(2,936)	(15,678)
Loss from continuing operations	(1,289,222)	(1,713,004)	(886,761)
Discontinued operations (Note 2)
Income from discontinued operations of Clinical Laboratory segment (less income taxes of $0, $0, and $969,000 in 2003, 2002 and 2001, respectively)	—	225,000	4,334,498
Net (loss) income	$(1,289,222)	$(1,488,004)	$3,447,737
Loss from continuing operations per share, basic & diluted	$(0.19)	$(0.26)	$(0.14)
Income per share from discontinued operations, basic & diluted	$—	$0.03	$0.70
Net (loss) income per share, basic & diluted	$(0.19)	$(0.22)	$0.56
Number of shares used to calculate net (loss) income per share, basic and diluted	6,810,660	6,660,662	6,204,384

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock		Additional Paid-In Capital	Prepaid Common Stock Subscription	Loan to former CEO & Director	Accumulated Deficit	Total Stockholders’ Equity
	Shares	$.01 Par Value

BALANCE, December 31, 2000	5,652,516	$56,525	$18,904,862	$	$	$(11,211,812)	$7,749,575
Common stock issued in connection with Employee Stock Purchase Plan	15,292	153	26,210	—	—	—	26,363
Conversion of 3% Senior Subordinated Convertible Debentures	801,325	8,013	970,876	—	—	—	978,889
Beneficial conversion feature in connection with 3% Senior Subordinated Convertible Debentures	—	—	(527,519)	—	—	—	(527,519)
Stock based compensation	—	—	30,000	—	—	—	30,000
Stock options and other warrants exercised	163,585	1,636	397,063	—	—	—	398,699
Cancelled Exercise of Paradigm warrants	(500,000)	(5,000)	5,000	—	—	—	—
Tax benefit of stock options exercised	—	—	364,000	—	—	—	364,000
Loan to Officer / Director	—	—	—	—	(525,000)	—	(525,000)
Prepaid Common Stock Subscription, net	—	—	—	1,497,568	—	—	1,497,568
Net Income	—	—	—	—	—	3,447,737	3,447,737
BALANCE, December 31, 2001	6,132,718	$61,327	$20,170,492	$1,497,568	$(525,000)	$(7,764,075)	$13,440,312
Common stock issued in connection with Employee Stock Purchase Plan	9,749	98	25,343	—	—	—	25,441
Issuance of Common Stock, net	600,000	6,000	1,491,568	(1,497,568)	—	—	—
Stock options and other warrants exercised	43,868	438	123,859	—	—	—	124,297
Repayment of Loan to Officer / Director	—	—	—	—	525,000	—	525,000
Net Loss	—	—	—	—	—	(1,488,004)	(1,488,004)
BALANCE, December 31, 2002	6,786,335	$67,863	$21,811,262	$—	$—	$(9,252,079)	$12,627,046
Common stock issued in connection with Employee Stock Purchase Plan	12,102	121	24,176	—	—	—	24,297
Issuance of Common Stock	29,155	292	(292)	—	—	—	—
Tax benefit of stock options exercised	—	—	53,088	—	—	—	53,088
Loan receivable from Director/former CEO	—	—	—	—	(1,000,000)	—	(1,000,000)
Net Loss	—	—	—	—	—	(1,289,222)	(1,289,222)
BALANCE, December 31, 2003	6,827,592	$68,276	$21,888,234	$—	$(1,000,000)	$(10,541,301)	$10,415,209

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(1,289,222)	$(1,488,004)	$3,447,737
Less income from discontinued operations	—	225,000	4,334,498
Loss from continuing operations	(1,289,222)	(1,713,004)	(886,761)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,246,672	1,302,106	1,415,253
Non-cash interest expense on convertible debentures	—	—	(508,906)
Stock-based compensation	—	—	30,000
Provision for doubtful accounts	8,000	—	55,808
(Gain) on disposal of property and equipment	(548)	—	—
Changes in operating assets and liabilities:
Accounts receivable	197,266	380,354	(247,378)
Inventories	569,035	(330,908)	(297,596)
Marketable Securities	(4,071)	—	—
Prepaid expenses and other current assets	102,701	(127,121)	60,456
Receivable for income taxes	—	—	212,762
Tax benefit of stock option exercises	53,088	—	—
Other long-term assets	(30,402)	3,119	(19,294)
Accounts payable	(337,254)	303,746	434,074
Accrued employee compensation	112,064	(8,977)	70,622
Other accrued expenses	35,035	(100,181)	(367,602)
Deferred revenue	(21,101)	66,211	22,237
Deferred rent and other liabilities	(186,959)	24,828	(29,262)
Net cash provided by (used in) operating activities	454,304	(199,827)	(55,587)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(110,195)	(624,581)	(416,202)
Proceeds from sale of property and equipment	14,000	85,651	35,509
Net cash used in investing activities	(96,195)	(538,930)	(380,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) of convertible debentures	—	—	(1,663,352)
Proceeds from issuance of common stock	24,297	149,738	425,062
Proceeds from prepaid common stock subscription, net of issuance costs	—	—	1,497,568
Loan to officer/director	—	525,000	(525,000)
Pledge of restricted cash as security for loan from bank to Director and former CEO	1,000,000	(1,000,000)	—
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and former CEO (Note 12)	(1,000,000)
Repayments on line of credit		—	(5,762,635)
Repayments of long-term debt	(88,270)	(67,140)	(82,127)
Net cash used in financing activities	(63,973)	(392,402)	(6,110,484)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	294,136	(1,131,159)	(6,546,764)
Change in cash and cash equivalents provided by (used in) discontinued operations	(302,600)	(751,108)	7,622,580
Cash and cash equivalents, beginning of year	975,649	2,857,916	1,782,100
Cash and cash equivalents, end of year	$967,185	$975,649	$2,857,916
SUPPLEMENTAL INFORMATION:
Income taxes paid	$3,430	$1,112	$29,801
Interest paid	251,396	244,407	370,149
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred	$—	$—	$21,242
Conversion of Debentures to equity	—	—	978,889
Issuance of 29,155 and 600,000 shares associated with prepaid stock subscriptions	—	1,497,568	—

The accompanying notes are an integral part of these consolidated financial statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Business and Significant Accounting Policies

Boston Biomedica, Inc. (“BBI”) and Subsidiaries (together, the “Company”) provide infectious disease diagnostic products, laboratory instrumentation, contract research and specialty infectious disease testing services to the in-vitro diagnostic industry, government agencies, blood banks, hospitals and other health care providers worldwide as of December 31, 2003.  The Company also invests in new technologies related to infectious diseases.  The Company is subject to risks common to companies in the biotechnology, medical device and diagnostic industries, including but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with governmental regulations.

As of December 31, 2003, the Company had approximately $7,659,000 in working capital, and had cash and cash equivalents of $967,185 as of December 31, 2003, compared to cash and cash equivalents of $975,649, excluding restricted cash of $1,000,000 at December 31, 2002.  In January 2003, the $1,000,000 of restricted cash pledged to a financial institution to secure the Company’s limited guaranty of a loan from the financial institution to an entity controlled by Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer, was used to satisfy the Company’s guaranty obligation to the financial institution as discussed further below.  The Company has experienced operating losses from continuing operations of $1,014,000 and $1,504,000 for the years ended December 31, 2003 and 2002 respectively, while the Company experienced negative cash flows from operations of $200,000 for the year ended December 31, 2002, the Company experienced positive cash flow from operations totaling $454,000 for the year ended December 31, 2003.  It is anticipated there may be additional future working capital requirements in connection with PCT BarocyclerTM sales and marketing activities as this segment of the business continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle.  Management has met its recent historical cash flow needs by managing its working capital and utilizing proceeds from the February 2001 sale of one of its business segments.  It plans to manage its future liquidity needs through cost reductions and additional selling initiatives; see also Note 13 of Notes to Consolidated Financial Statements hereunder for additional information relative to a line of credit agreement entered into by the Company in February 2004.

Based on current forecasts and the February 2004 establishment of a line of credit as discussed further in Note 13 of Notes to Consolidated Financial Statements hereunder, management believes the Company has sufficient liquidity to finance operations for the next twelve months.  Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or resumes incurring negative cash flows, it may need to raise additional funds.  There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all.  If adequate funds are not available when needed, the Company may be required to further reduce its fixed costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.  The Company is considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities.  On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth; their engagement continues at this date.

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

(i) Principles of Consolidation

The consolidated financial statements include the accounts of BBI (which includes BBI Diagnostics) and its wholly-owned subsidiaries, BBI Biotech Research Laboratories, Inc. (“BBI Biotech”), BBI Source Scientific, Inc. (“BBI Source”), and BBI BioSeq, Inc. (“BBI BioSeq”). BBI consists primarily of the Diagnostic Products segment as well as the executive corporate office.   Effective January 2000, all of the Company’s technology related to its drug discovery and vaccine programs, consisting primarily of patents and related sponsored research agreements, was transferred to Panacos Pharmaceuticals, Inc. (“Panacos”), a former wholly-owned subsidiary that the Company formed in October 1999.  In November 2000 and in February 2002, Panacos sold equity to third party investors, reducing the Company’s ownership to approximately 16%, which is held in non-voting preferred stock.  As a result, the Company no longer consolidates the results of Panacos.  As of November 14, 2000, the Company’s investment in

Panacos was zero and the Company is no longer required to fund Panacos’s operations.  Therefore, no further losses of Panacos will be recorded by the Company

In February 2001, the Company sold the business and certain assets and liabilities of BBI Clinical Laboratories, Inc. (“BBICL”) to a third party in conjunction with its decision to exit the clinical laboratory business segment.  In accordance with the provisions of APB No. 30, concerning the reporting of the effects of disposal of a segment of a business, the Company classified the results of BBICL as discontinued operations in the accompanying consolidated statements of operations.

(ii) Use of Estimates

To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on the disposition of the Company’s discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in determining the ultimate cost of abandoning a lease (associated with discontinued operations) at a facility no longer being utilized, in estimates regarding the collectability of accounts receivable, realizability of loans made to employees including sufficiency of collateral, deferred tax assets, the net realizable value of its inventory, as well as an estimate for remaining liabilities associated with discontinued operations.

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

(iii) Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 103, Update of Codification of Staff Accounting Bulletins (“SAB 103”). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

•                  The Company’s past experience with the pattern of bill and hold transactions;

•                  Whether the customer has the expected risk of loss in the event of a decline in the market value of the goods;

•                  Whether our custodial risks are insurable and insured;

•                  Whether APB 21, pertaining to the need for discounting the related receivables, is applicable; and

•                  Whether extended procedures are necessary in order to ensure that there are no exceptions to the customer’s commitment to accept and pay for the goods.

Total revenue related to bill and hold transactions was approximately $622,000, $380,000 and $610,000 for the years ended December 31, 2003, 2002, and 2001, respectively.  Revenue from service contracts is earned as the related services are performed.  Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate earnings process.  In the event that an element of such multiple element arrangement does not represent a separate earnings process, revenue from this element is recognized over the term of the related contract in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Services are recognized as revenue upon completion of tests for laboratory services. Revenue from service contracts and research and development contracts for the Company’s laboratory instrumentation business is recognized as the service and research and development activities are performed under the terms of the contracts.

Revenue under long-term contracts, generally lasting from one to five years, including funded research and development contracts, is recorded when costs to perform such research and development activities are incurred.  Billings under long-term contracts are generally at cost plus a predetermined profit. Billings occur as costs associated with time and materials are incurred.  Customers are obligated to pay for such services, when billed, and payments are non-refundable.  On occasion, certain customers make advance payments that are deferred until revenue recognition is appropriate.  Total revenue related to long-term contracts was approximately $5,855,000, $5,802,000, and $5,062,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Total contract costs associated with these agreements were approximately $5,458,000, $5,610,000 and $4,911,000, for the years ended December 31, 2003,  2002 and 2001, respectively.  Included in the revenue recognized under long-term contracts are certain unbilled receivables representing additional indirect costs, which are allowed under the terms of the respective contracts.  Unbilled receivables were $30,000 at December 31, 2003 and less than $62,000 for all other years presented.

During the fiscal years 2003, 2002, and 2001, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 25%, 31% and 31%, respectively, of total consolidated revenues from continuing operations of the Company.  Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

(iv) Cash and cash equivalents

The Company’s policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  At December 31, 2003, the Company had cash and cash equivalents of $967,185.

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

(vii) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives ranging from five to ten years for certain manufacturing and laboratory equipment, from three to five years for management information systems and office equipment, three years for automobiles and thirty years for the building. Leasehold improvements are amortized over the shorter of the life of the improvement or the remaining life of the leases, which range from four to ten years. Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the accounting records. Any resulting gain or loss is credited or charged to income.  Depreciation on PCT demonstration units is allocated over the expected useful life of two years.

(viii) Goodwill and Intangible Assets

The Company has classified as intangible assets, costs associated with the fair value of certain assets of the businesses acquired.  Intangible assets such as patents, licenses, and intellectual property rights, are being amortized on a straight-line basis over four to sixteen years. Goodwill was amortized through December 31, 2001, using the straight-line method over periods ranging up to fifteen years; accumulated amortization was $510,500 as of December 31, 2001.  In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  The Company adopted SFAS No. 142 effective January 1, 2002.  Under SFAS No. 142, amortization of goodwill ceased and the Company assesses the realizability of these assets annually and whenever events or changes in circumstances indicate it may be impaired.  Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with one or more of the Company’s reporting units.  The Company estimates the fair value of its reporting units by using forecasts of discounted cash flows.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of remaining goodwill performed as of December 31, 2003 pursuant to the requirements of that accounting pronouncement concluded no impairment had occurred; see Note 5.

(ix) Long-Lived Assets and Deferred Costs

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While the Company’s current and historical operating losses and cash flow are indicators of impairment, the Company completed an annual test for impairment at December 31, 2003 and determined that such long-lived assets was not impaired.

Deferred costs include primarily external legal costs associated with the Company’s efforts in obtaining long term financings, such as a mortgage and a line of credit. These costs are amortized to expense on a straight line basis over the life of the related financing agreements.

(x) Income Taxes

The Company utilizes the assets and liability method of accounting for income taxes. Under this method, deferred taxes arise from temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are recognized when realized using the flow through method of accounting.  In the year ended December 31, 2000, the Company established a full valuation allowance for all of its deferred tax assets based on applicable accounting standards and in consideration of incurring three consecutive years of losses (see Note 9).

(xi) Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.  The Company’s total cash and cash equivalents at December 31, 2003, are deposited in financial institutions in which deposits are insured under the Federal Deposit Insurance Corporation (up to the level required by law of $100,000 per depositor); in addition, one financial institution provides additional insurance for all funds on deposit via the Depositors Insurance Fund, the latter being a private, industry-sponsored deposit insurance company. The Company limits credit risk in cash equivalents by investing only in short-term,  money market accounts. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales (see Note 6). The Company does not require collateral from its customers. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited.

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

Potentially dilutive securities having a net effect of 6,692, 164,002 and 9,531 common shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for the years ended December 31, 2003, 2002 and 2001, respectively.  For the years ended December 31, 2003, 2002 and 2001, options outstanding having exercise prices greater than the average fair market price of common shares totaled 902,125, 181,000, and 1,087,287, respectively.

(xiv) Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports.  It also establishes standards for related disclosures about products and services, geographic areas and major customers. Disclosures required by this new standard are included in Note 6 of Notes to Consolidated Financial Statements hereunder.

(xv) Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Standard is effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 has not had a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Standard is effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS No. 150 has not had a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The adoption of this pronouncement in year 2003 did not have a material impact on the accompanying consolidated financial statements.

(xvi) Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements. At December 31, 2003, the Company has six stock-based compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net (loss) income - as reported	$(1,289,222)	$(1,488,004)	$3,447,737
Add back: Stock-based compensation in net (loss) income, as reported	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(496,040)	(1,017,123)	63,754
Net (Loss) Income - pro forma	$(1,785,262)	$(2,505,127)	$3,511,491

Basic and Diluted net income (loss) per share - as reported	$(0.19)	$(0.22)	$0.56
Basic and Diluted net income (loss) per share - pro forma	$(0.26)	$(0.38)	$0.57

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

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001.

	2003	2002	2001
Risk-free interest rate	2.96%	2.74%	4.12%
Volatility factor	78.42%	90.88%	99.17%
Weighted average expected life	5.72	4.2	4.0 years
Expected dividend yield	—	—	—

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

(2) Disposition of Assets

In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company, sold the business and certain assets and liabilities of its clinical laboratory business to a third party for an adjusted purchase price of $8,958,000.  The escrow account was terminated in December 2001 by mutual agreement between the buyer and the Company, resulting in approximately $358,000 being received by the Company from the escrow account. The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date; see also Note 13 of Notes to Consolidated Financial Statements hereunder.  The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.  In accordance with a transition services agreement, the Company operated the business until December 2001; substantially all costs associated with operating the business subsequent to the closing date were borne by the purchaser.

The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $408,000 as of December 31, 2003.  The major component of this accrual is the estimated lease exit and facility related costs ($308,000), with the remainder for other miscellaneous costs associated with exiting this business segment; see also Note 13 of Notes to Consolidated Financial Statements hereunder. The Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 gain in 2002; the gain may be subject to future adjustments as the Company completes the process of exiting this business and permanently closing the facility.  The remaining closing costs include an estimate to dispose of any remaining assets and retire all existing liabilities including the facility lease as of December 31, 2003.  The Company utilized in 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the income tax effect of this gain.  All financial data presented in the accompanying consolidated financial statements has been reclassified to reflect discontinued operations of this segment of the business for all periods presented.  Revenues from discontinued operations, net of intercompany eliminations of $0, were $973,000 in the period January 1, 2001 to February 20, 2001 (date of sale).

A summary of the change in total short term and long term net liabilities from discontinued operations is as follows:

Total short term and long term net liabilities from discontinued operations, 12/31/02:	$710,441
State income taxes, net	(7,051)
Third party audits	(81,344)
Facility Lease and associated costs	(196,123)
Other expenses, net	(18,082)
Total short term and long term net liabilities from discontinued operations, 12/31/03:	$407,841

(3) Inventories

The Company purchases human plasma and serum from various private and commercial blood banks. Upon receipt, such purchases generally undergo comprehensive testing, and associated costs are included in the value of raw materials. Most plasma is manufactured into Basematrix and other diagnostic components to customer specifications. Plasma and serum with the desired antibodies or antigens are sold or manufactured into Quality Control Panels, Accurun® External Run Controls, and reagents (“Finished Goods”).  Panels and reagents are unique to specific donors and/or collection periods, and require substantial time to characterize and manufacture due to stringent technical specifications.  Panels play an important role in diagnostic test kit development, licensure and quality control. Panels are manufactured in quantities sufficient to meet expected user demand, which may exceed one year. Inventory also includes component parts used in the manufacture of laboratory instrumentation and commencing in 2002, PCT products.  Inventory balances at December 31, 2003 and 2002 consisted of the following:

	2003	2002

Raw materials	$3,549,826	$3,170,988
Work-in-process	1,124,883	1,988,585
Finished goods	1,850,309	1,934,480
	$6,525,018	$7,094,053

(4) Property and Equipment

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Laboratory and manufacturing equipment	$3,415,224	$3,399,055
Management information systems	3,587,432	3,594,295
Office equipment	937,336	929,328
Automobiles	145,520	166,761
PCT demonstration equipment	210,536	157,573
Leasehold improvements	2,896,731	2,881,090
Land, building and improvements (1)	2,690,913	2,687,661
	13,883,692	13,815,763
Less accumulated depreciation and amortization	9,158,169	7,988,946
Net book value	$4,725,523	$5,826,817

(1) includes the Company’s West Bridgewater, MA facility, which serves as collateral to an existing mortgage; see Note 7 “Debt”.

Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was approximately  $1,197,000, $1,246,000 and $1,327,000, respectively.

At December 31, 2003, BBI Source, BBI Biotech and BBI Diagnostics had approximately $374,000, $1,338,000 and $2,560,000 in fully depreciated assets still in use, respectively.

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalized approximately $448,000 of internal labor and related costs, in 1999, in connection with its ERP System Implementation. These costs are included in the Management Information Systems line item and are being depreciated over the same life as the system, 5 years.  Annual depreciation expense related to these capitalized costs was approximately $90,000 for each of the three years ended December 31, 2003, 2002 and 2001.

(5) Goodwill and Other Intangible Assets

Other intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets. Goodwill and other intangible assets at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Patents, Licenses and Other Intangibles	$778,156	$884,902
Less accumulated amortization	(255,333)	(313,444)
subtotal - other intangible assets excluding goodwill	522,823	571,458
Goodwill	737,584	737,584
Less accumulated amortization	(510,500)	(510,500)
subtotal - net goodwill	227,084	227,084
Total net goodwill and other intangible assets	$749,907	$798,542

Included in intangible assets as of December 31, 2003 is $227,084 of goodwill associated with BBI Source Scientific, Inc.  Amortization expense of other intangible assets for the years ended December 31, 2003, 2002, and 2001 was approximately $49,000, $56,000 and $79,000, respectively.  The net book value of the remaining other intangible assets excluding goodwill, as of December 31, 2003 is comprised of approximately $523,000 of acquired PCT patents which is being amortized to expense on a straight line basis at the rate of $48,635 per year over the remaining useful life.  The estimated annual future amortization expense of other intangible assets excluding goodwill is as follows:

2004	$48,635
2005	$48,635
2006	$48,635
2007	$48,635
2008	$48,635
2009 and thereafter	$279,648

On July 9, 2003, the Company announced that Mr.  Schumacher, the Company’s former Chairman and Chief Executive Officer, agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities, and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities.  On February 9, 2004, the Company announced it has extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.  Under the terms of the Agreement, Mr. Schumacher will continue in an advisory role directing the Company’s Pressure Cycling Technology (PCT) and BBI Source Scientific activities.  PCT is the Company’s novel and patent protected technology that uses cycles of hydrostatic pressure to control biomolecular interactions; BBI Source Scientific, Inc. is the Company’s laboratory instrumentation subsidiary, which developed and manufactures the PCT BarocyclerTM instrument.  Using the assumptions associated with revised business plans, the Company has estimated future net undiscounted cash inflows and cash outflows.  In 2002, the Company adopted SFAS 142; the Company performed an initial test for impairment upon the adoption of SFAS No. 142 at June 30, 2002, and determined that goodwill was not impaired. The Company completed an annual test for impairment at December 31, 2003 and December 31, 2002  and has determined that goodwill has not been impaired.

The following pro forma adjusted net income has been prepared as if SFAS. No. 142 had been applied retroactively:

Year Ended December 31, 2001
Net income	$3,447,737
Add back: Goodwill amortization	21,627
Adjusted net income	$3,469,364
Amounts per common share, basic and diluted:
Adjusted net income	$0.56

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

The Company had four operating segments as of December 31, 2003 and 2002 as a result of its decision in late 2000 to exit the clinical laboratory segment of the business.  The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment pursues third party contracts to help fund the development of products and services for the other segments, primarily with agencies of the United States Government.  The Laboratory Instrumentation segment (BBI Source Scientific, Inc.) sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid purification and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September of 2002.  PCT Revenue to date consists primarily of both private and public (NIH) funding of segment research and, commencing in late 2002, from the sale of PCT products.  Most of the expenditures incurred by this segment are for research and development expenses, and general management expenses including patent costs.

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

Operating segment revenues for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Diagnostics	$12,097	$11,611	$11,489
Biotech	9,667	10,162	9,181
Laboratory Instrumentation	1,799	2,374	2,365
PCT	674	717	392
Eliminations	(941)	(2,099)	(1,601)
Total revenue	$23,296	$22,765	$21,826

Operating segment income (loss) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Diagnostics	$1,704	$1,478	$1,674
Biotech	(274)	(319)	(212)
Laboratory Instrumentation	(892)	(507)	(460)
PCT	(1,552)	(2,156)	(1,493)
Total loss from operations	$(1,014)	$(1,504)	$(491)

Operating segment depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Diagnostics	$500	$538	$598
Biotech	538	573	593
Laboratory Instrumentation	71	107	140
PCT	138	84	84
Total depreciation and amortization	$1,247	$1,302	$1,415

Identifiable operating segment assets are all located in the United States, and as of December 31, 2003 and 2002 were as follows:

	2003	2002
Corporate	$1,277	$2,141
Diagnostics	9,447	10,281
Biotech	3,903	4,844
Laboratory Instrumentation	1,234	1,826
PCT	981	751
Total assets	$16,842	$19,843

Operating segment capital expenditures for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Diagnostics	$35	$139	$205
Biotech	45	322	207
Laboratory Instrumentation	—	5	4
PCT	30	158	21
Total capital expenditures	$110	$624	$437

Revenues by geographic area for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
United States	$18,624	$19,460	$18,389
Europe	2,680	2,209	2,397
Pacific Rim	1,225	620	624
Total all others	767	476	416
Total	$23,296	$22,765	$21,826

Revenues of Product and Service classes in excess of 10% of consolidated revenues from continuing operations  (excluding inter-segment sales) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Quality Control Products	$10,055	$7,909	$8,343
Government Contracts	8,667	7,370	7,617
Diagnostic Components	1,898	3,182	2,629
Laboratory Instrument Products	1,524	1,654	1,895

The government contract revenues are from United States government agencies, primarily various branches of the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue in each of the years ended December 31, 2003, 2002 and 2001. During the fiscal years 2003, 2002, and 2001, the combined revenues from all branches of the NIH accounted for approximately 25%, 31% and 31%,  respectively, of total consolidated revenues from continuing operations of the Company.

(7) Debt

Effective June 30, 1999, the Company entered into an amended revolving line of credit agreement (the “Amended Line”) with its bank, increasing the facility to $10 million from $7.5 million.  The interest rate of the Amended Line at the Company’s option was based on either the base rate plus ¼% or LIBOR plus 2.75%; carries a facility fee of ¼% per annum, payable quarterly; and was collateralized by substantially all of the assets of the Company, excluding real property.  Borrowings under the Amended Line were limited to commercially standard percentages of accounts receivable, inventory and equipment.  The Amended Line contains covenants regarding the Company’s total liabilities to tangible net worth ratio, minimum debt service coverage ratio, and maximum net loss.  The Amended Line further provided for restrictions on the payment of dividends, incurring additional debt, and the amount of capital expenditures.  In February 2001, the Company utilized a portion of the proceeds from the sale of BBICL to pay off in full the outstanding balance (together with accrued interest) on this line of credit, at which time the bank released all liens associated with this line of credit and terminated the line of credit.  There were no payment defaults at any time associated with this line of credit.   See also Note 13 hereunder.

On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000  (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003 (the “Debentures”).  Proceeds to the Company, net of a 5% original issue discount and debt issuance costs, amounted to $2,858,000, of which $327,000 has been allocated to the relative fair value of the associated common stock purchase warrants. The fair value of the warrants was determined using the Black Scholes option-pricing model and the following assumptions:  a risk free interest rate of 6.02%, a volatility factor of 91.17%, a contractual life of 5 years and no expected dividend yield. The Company then allocated the proceeds of the Debentures, net of the original issue discount ($3,087,500), on a pro-rata basis using the calculated fair value of the warrants ($318,000) and the fair value of the Debentures  ($2,685,000).  This resulted in proceeds of approximately $327,000 and $2,761,000 being allocated to the relative fair value of the warrants and the Debentures, respectively.  The Debentures are convertible into the Company’s common stock commencing November 24, 2000, at a conversion price equal to the lesser of (i) $3.36 per share or (ii) 90% of the average of the five lowest volume weighted average sales prices of Common Stock as reported by Bloomberg L.P. during the twenty-five business days immediately preceding the date on which the Debenture holders notify the Company of their intention to convert all or part of the Debenture into Common Stock. In connection with this transaction, the Company issued warrants, expiring August 2005, to purchase up to 135,556 shares of the Company’s common stock at an exercise price of $3.60 per share.  Interest on the Debentures was payable quarterly in arrears commencing September 30, 2000.  The Debentures are subordinate to both the Company’s line of credit (which was terminated in February 2001) and mortgage on its West Bridgewater, MA facility.  The Company may elect at any time to redeem all or any portion of the remaining unpaid principal amount of the Debentures for cash. In addition, upon receipt of a notice of conversion from a holder of the Debentures, the Company may elect to redeem that portion being converted for cash in lieu of common stock of the Company. In both cases, the redemption price equals the number of shares of common stock into which the Debenture being redeemed is convertible, times the average closing bid price of the Company’s common stock for the five preceding trading days.

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

In the first quarter of 2001, certain holders of the Company’s outstanding 3% Senior Convertible Debentures (the “Debentures”) exercised their rights to convert $1,210,000 of such Debentures into shares of the Company’s common stock, in accordance with the conversion formula.  These conversions resulted in the issuance of 801,325 additional shares of common stock in 2001.  In addition, the Company redeemed the remaining $2,040,000 of Debentures at face plus a $190,000 premium and accrued interest.  Unamortized debt discount, debt issuance costs and warrant-related costs associated with the converted Debentures, approximating $231,000 was debited to additional paid-in capital, with the remaining $377,000 of such costs associated with the redeemed Debentures being included in the loss on extinguishment of the Debentures.In addition, the Company reversed approximately $528,000 of expense previously recorded in 2000 associated with the Debentures beneficial conversion feature.  Accordingly, the Company recorded a net loss of approximately $39,000 relative to this early extinguishment of debt in the first quarter of 2001.  As a result of both the conversions and redemptions, which occurred in the first quarter of 2001, none of the 3%, Senior Subordinated Convertible Debentures remain outstanding subsequent to February 27, 2001.

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,315,000 remains outstanding as of December 31, 2003. The Company used the funds to reduce the outstanding balance of its existing line of credit. The principal amount of the note issued in connection with the mortgage is due on March 31, 2010. During the first five years the note carries an interest rate of 9.75%; after five years the rate charged will be .75% greater than the Corporate Base Rate then in effect. The mortgage precludes the payment of dividends on the Company’s common stock and contains certain other restrictive covenants.  Under this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the prior year ended December 31, 2002, but in early 2003 the financial institution waived that default and the Company’s other defaults relating to reports and the termination of the Company’s former chairman and chief executive officer.  The Company also failed to meet this debt service coverage covenant for the year ended December 31, 2003, however the financial institution has notified the Company of its intent to waive this default.  Monthly payments on this mortgage are based on a 20 year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.  The mortgage is collateralized by the Company’s West Bridgewater, MA facility, which has a net book value of $2,045,000 at December 31, 2003. Future principal payments due on the Company’s mortgage agreement are approximately $54,000, 62,000, $69,000, $76,000 and $84,000 for each of the years ended December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

(8) Retirement Plan

In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. As of December 31, 2001, no such contributions had been made, however, commencing in 2002, the Company formally adopted and implemented a limited matching contribution program. During 2003, 2002 and 2001 the Company recognized administrative expense of approximately $21,000, $22,000, and $23,000, respectively, in connection with the plan.

(9) Income Taxes

The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2003	2002	2001
Current (benefit) provision: federal	$—	$—	$—
Current provision: state	3,430	2,936	15,678
Total current provision	3,430	2,936	15,678

Deferred provision: federal	—	—	—
Deferred provision: state	—	—	—
Total deferred provision	—	—	—
Total provision for income taxes from continuing operations	$3,430	$2,936	$15,678

Significant items making up deferred tax liabilities and deferred tax assets were as follows:

	2003	2002
Current deferred taxes:
Inventory	$311,889	$391,563
Accounts receivable allowance	49,639	46,998
Technology licensed	209,352	231,984
Other accruals	234,218	365,960
Less: valuation allowance	(805,098)	(1,036,505)
Total current deferred tax assets	—	—
Long term deferred taxes:
Accelerated tax depreciation	239,156	53,868
Goodwill and intangibles	418,372	479,200
Tax credits	450,960	484,103
Operating loss carryforwards	2,562,139	1,844,460
Less: valuation allowance	(3,670,627)	(2,861,631)
Total long term deferred tax assets (liabilities), net	—	—
Total net deferred tax assets	$—	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Accordingly, a valuation allowance has been established for the full amount of the deferred tax assets due to the uncertainty of realization.

The Company had net operating loss carryforwards for federal income tax purposes of approximately $5,400,000 and $3,500,000 at December 31, 2003 and 2002, respectively.  These net operating loss carryforwards expire at various dates from 2011 through 2023.  Included in this number are remaining loss carryforwards of approximately $1,350,000 that were obtained through the acquisition of BioSeq, Inc.  These carryforwards expire from 2011 through 2018.  The Company had net operating loss carryforwards for state income tax purposes of approximately $11,700,000 and $10,500,000 at December 31, 2003 and 2002, respectively.  These net operating loss carryforwards expire at various dates from 2004 through 2023.  Included in this number are loss carryforwards of approximately $2,000,000 that were obtained through the acquisition of BioSeq, Inc.  These carryforwards expire from 2011 through 2018.

As of December 31, 2003, the Company had approximately $78,000 of alternative minimum tax credits, which do not expire, and $372,000 of federal research credits, which expire from 2010 to 2023. Included in the net operating loss and credit carryforwards discussed above is a deferred tax asset of approximately $265,000 reflecting the benefit of deductions from the exercise of stock options ($53,088 was utilized in year 2003 in conjunction with the filing of prior year state income tax returns and was recorded to additional paid-in capital).  Any future benefits from this deferred tax asset will be recorded to additional paid-in capital when realized.

The Company’s effective income tax rate from continuing operations for the years ended December 31, 2003, 2002 and 2001  differs from the statutory federal income tax rate as follows:

	2003	2002	2001
Federal tax(benefit) provision rate	(34)%	(34)%	(34)%
State tax(benefit) provision, net of federal benefit	(4)%	(4)%	(4)%
Non-cash deductions and other permanent items, net	1%	2%	(10)%
Valuation allowance	37%	36%	50%

Effective income tax (benefit) provision rate from continuing operations	0%	0%	2%

The Company’s federal income tax returns for fiscal years 1997 and 1998 were examined by the Internal Revenue Service.  The Company agreed to a settlement of the audit covering these years.  The final computation of the assessment due, including the effect on the associated state income tax returns for those years,  did not have an adverse effect on the accompanying consolidated financial statements as the Company utilized certain net operating loss carryforwards and carrybacks to offset the federal income tax assessment.

(10) Commitments and Contingencies

Leases

The Company leases certain office space, repository, research and manufacturing facilities under operating leases with various terms through October 2007. The real estate leases for facilities located in Maryland include renewal options at either market or increasing levels of rent;  see also Note 13 of Notes to Consolidated Financial Statements hereunder. The Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit manufactures laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option.  In May 2000, the Company acquired laboratory equipment pursuant to a three-year capital lease at 12% financing, resulting in total payments of approximately $115,000 over the life of the lease agreement; this lease expired in June 2003.

At December 31, 2003, future minimum lease payments under non-cancelable leases, excluding discontinued operations, is as follows:

Year Ended	Operating Leases
2004	$1,229,000
2005	961,000
2006	933,000
2007	541,000
2008 and thereafter	—
Total minimum lease payments	$3,664,000

The Company entered into a non-cancelable sublease agreement with a third party that expired January 2002.  Rent expense, net of sublease income consisted of the following:

	2003	2002	2001
Basic expense	$1,179,000	$1,111,000	$1,274,000
Sublease income	—	(14,000)	(169,000)
Rent expense, net	$1,179,000	$1,097,000	$1,105,000

In addition, as discussed further in Note 2, as of December 31, 2003, the Company was subject to future minimum facility lease payments in connection with the discontinued operations of its clinical laboratory segment of $161,000 and $94,000 in 2004 and 2005, respectively.  The Company included an estimate of this remaining lease commitment in 2001 as part of the calculation of the gain on the sale of certain assets from the clinical laboratory segment;  see also Note 13 of Notes to Consolidated Financial Statements.

The Company’s California and Maryland facility leases include scheduled base rent increases over the term of the lease. The amount of base rent payments is charged to expense using the straight-line method over the term of the lease. As of December 31, 2003 and 2002, the Company has recorded a long-term liability of $306,000 and $357,000,  ($330,000 and $356,000 including the current portion), respectively to reflect the excess of rent expense over cash payments since inception of the lease.  In addition to base rent, the Company pays a monthly allocation of the operating expenses and real estate taxes for the California and Maryland facilities. See also Note 13 of Notes to Consolidated Financial Statements hereunder.

Royalty Commitments

The Company acquired in 1998 all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002.  Included in long-term liabilities at December 31, 2003 and 2002 are future minimum royalty payments of approximately $0 and $0, respectively, payable to the former owners of BioSeq, Inc.  Minimum royalty payment requirements ceased in the fourth quarter of 2003 in accordance with contractual provisions.

Guarantees

See Note 12 hereunder for further discussion of the Company’s limited guaranty and pledge agreement of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate original amount of $2,418,000 from the financial institution to an entity controlled by the former Chief Executive Officer of the Company; this guarantee was met in January 2003.  In addition, BBI Clinical Laboratories, Inc., a discontinued operation, operated from a 15,000 square foot facility in New Britain CT pursuant to a lease which expires in July 2005 and which was guaranteed by the Company.  In connection with the Company’s decision to exit this business segment, the Company has assumed the obligation to make the remaining lease payments, which is included in the Company’s estimate of remaining liabilities associated with discontinued operations.  See Notes 2 and 13 of Notes to Consolidated Financial Statements.

Indemnifications

In conjunction with certain transactions, the Company has agreed to indemnify the other parties with respect to certain liabilities related to the operation of the business. The scope and duration of such indemnity obligations vary from transaction to transaction. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications.  The Company believes the estimated fair value of these agreements is minimal. Any indemnification agreements are grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. The Company has no liabilities recorded for these agreements as of December 31, 2003 and 2002.

Other Contingencies

Various claims have been or may be asserted against the Company in the ordinary course of business.  In certain instances, the amounts claimed or alleged may be significant.  While it is possible that the Company’s results of operations and/or liquidity could be materially affected by these contingent liabilities, based upon information currently available, management believes that resolution of any of the following outstanding claims will not have a material adverse impact on the financial position of the Company.

Licensing Agreements/Customer Claims

Subsequent to December 31, 2003, the Company has received unrelated communications from three parties relative to licensing, royalty and product performance issues.  One party has requested additional information to determine whether the Company may owe additional royalties on products sold under a patent license agreement; the Company believes it has made all required royalty payments under its patent license agreement with this entity.  Another party has alleged that certain products sold by the Company used component materials patented by that third party.  A customer has alleged that the Company supplied defective products that were subsequently incorporated into the customer’s end user products that were recalled.  The Company is in the process of investigating and gathering additional information in order to respond to these inquiries.  While the Company cannot estimate the amount of a loss, if any, associated with the resolution of these allegations, the Company disputes all of these allegations and intends to vigorously pursue all defenses available to the Company.

Environmental Matters

The Company has received correspondence addressed to Source Scientific, Inc. originating from the U.S. Environmental Protection Agency (“EPA”).  In 1997, the Company acquired certain assets and liabilities of Source Scientific, Inc. The correspondence identifies Source Scientific, Inc. as having a potential liability for waste disposal by a purported predecessor entity. The Company has not yet determined if it actually has liability for this matter, however should the Company and the EPA agree on resolution of this matter, it is estimated that such costs could range from a minimal amount up to $42,000.

(11) Stockholders’ Equity

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

Shareholders Purchase Rights Plan

On March 3, 2003, the Company’s Board of Directors adopted a shareholder purchase rights plan (“the Rights Plan”) and declared a distribution of one Right for each outstanding share of the Company’s Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued.  The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of the Company’s Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

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

Employee Stock Purchase Plan

In July 1999, the Company’s Board of Directors and shareholders approved the 1999 Employee Stock Purchase Plan.  The Company adopted this plan, which allows eligible employees to purchase shares of the Company’s stock at 85% of market value as determined at the beginning and the end of the offering period.  A total of 250,000 shares have been reserved for this plan. As of December 31, 2003, 45,601 shares had been issued under this plan.

Options and Warrants

In 1987, the Company’s Board of Directors adopted the 1987 Non-Qualified Stock Option Plan. The purpose of the 1987 Non-Qualified Stock Option Plan was to provide an opportunity for employees, officers, directors and consultants employed by or affiliated with the Company or any of its subsidiaries to acquire stock in the Company, to provide increased incentives to such persons to promote the success of the Company’s business and to encourage such persons to become affiliated with the Company through the granting of options to acquire its capital stock. A total of 897,600 shares of common stock had been reserved for issuance under the 1987 Non-Qualified Stock Option Plan. The 1987 Non-Qualified Stock Option Plan terminated on December 16, 1997.  As of December 31, 2003, a total of 2,250 options granted remained outstanding under the 1987 Non-Qualified Stock Option Plan.

In 1994, the Company’s Board of Directors and shareholders approved the adoption of the Employee Stock Option Plan (referred to herein as the “Employee Stock Option Plan”). The purpose of the Employee Stock Option Plan is to provide increased incentives to employees of the Company to remain affiliated with the Company, to promote the success of the Company’s business and to associate more closely the interests of such persons with those of the Company through the granting of options to acquire the capital stock of the Company. Under the Employee Stock Option Plan, as amended in July 1999, an aggregate of 2,000,000 shares of common stock have been authorized for issuance upon exercise of non-qualified and incentive stock options granted under the Plan. Options may be granted to those employees of the Company who are employed a minimum of 20 hours per week.

In 1999, the Board of Directors and shareholders approved the adoption of the 1999 Non-Qualified Stock Option Plan which authorizes the issuance of up to 500,000 shares of common stock upon exercise of non-qualified stock options. The purpose of the 1999 Non-Qualified Stock Option Plan is to attract and retain employees, directors, advisors and consultants and provide an incentive for them to assist the Company to achieve long-range performance goals, and to enable them to participate in the long-term growth of the Company. Options under the 1999 Non-Qualified Stock Option Plan may be granted to employees, directors, advisers and consultants of the Company, capable of contributing significantly to the successful performance of the Company.

The Employee Stock Option Plan and the 1999 Non-Qualified Stock Option Plan are administered by a committee of the Board of Directors. The exercise price of options granted under these plans generally equals the fair market value of the stock at grant date. Generally, options become exercisable at the rate of 25% at the end of each of the four years following the anniversary of the grant. Options expire ten years from the date of grant, or 30 days from the date the grantee’s affiliation with the Company terminates.

At December 31, 2003, 1,764,163 shares were reserved for incentive stock options under the Employee Stock Option Plan, of which 967,788 are available for future grants; this plan terminates on June 29, 2004.  At December 31, 2003, there were 487,250 shares reserved under both the 1987 Non-Qualified Stock Option Plan, which terminated in 1997, and the 1999 Non-Qualified Stock Option Plan of which 44,800 are available for future grants.

In August 1999, the Company sold 500,000 warrants to purchase the Company’s stock to Paradigm Group, a private investment company.  The private placement consisted of warrants to purchase 400,000 shares of common stock at a purchase price of $4.25 and 100,000 shares of common stock at a purchase price of $5.25.  Paradigm Group paid the Company $50,000 for the warrants.  In addition, National Securities received warrants to purchase 40,000 shares of common stock with a purchase price of $4.25, warrants to purchase 10,000 shares of common stock with a purchase price of $5.25, and warrants to purchase 25,000 shares of common stock with a purchase price of $8.00, as a transaction fee.  In February 2000, the Company received notice that Paradigm Group, LLC exercised all of their warrants to purchase the Company’s common stock. The holders of the warrants were required to pay the purchase price when the registration of the underlying shares became effective, which was in December 2000.  In August 2000, the Company received a summons and complaint from Paradigm Group, LLC naming the Company as a defendant.  The suit, filed in the Circuit Court of Cook County, Illinois, alleged breach of contract claims and fraud against the Company in connection with the sale by the Company to the Paradigm Group, LLC of the above warrants, the exercise of those warrants by Paradigm Group, LLC and a delay in the registration of those shares with the U. S. Securities and Exchange Commission.  In December 2000, Paradigm Group, LLC withdrew this lawsuit.  In the fourth quarter of 2000, the Company expensed approximately $265,000 of costs related to these warrants and the registration of the underlying shares.  On June 15, 2001, the Company and Paradigm Group, LLC entered into an agreement to permanently settle their disputes.  Under the terms of the agreement, Paradigm Group, LLC rescinded their exercise of the common stock purchase warrants, which have since expired, and the Company retained the 500,000 shares associated with the warrants issued in that private placement. These shares were included in the total shares outstanding as well as in the calculation of earnings (loss) per share from February 17, 2000 (the date of exercise) through June 15, 2001 (the date of the agreement).  As of September 30, 2001, these shares were cancelled by the Company.

In November 1999, the Company sold 29,155 equity units to MDBio, Inc. a Maryland not-for profit corporation. Each equity unit consisted of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $10.00 per share. The common stock was issued during 2003. MDBio paid the Company $175,000 for the equity units in 1999.  The associated shares were issued to MDBio in 2003, however, the related warrants expired unexercised at the close of business September 30, 2003.

On September 30, 1998 the Company acquired the remaining outstanding common stock (approximately 81%) of BioSeq, Inc., a development stage company with patent pending technology based on pressure cycling technology for $879,000 in cash (net of cash acquired of $121,000). In connection with the Company’s acquisition of BioSeq, Inc., the Company issued warrants to purchase 100,000 shares of the Company’s common stock at a purchase exercise price of $2.50 per share (subject to annual increases).  None of these warrants remain outstanding as of December 31, 2003.

On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003. As of December 31, 2003, none of the 3% Senior Subordinated Convertible Debentures were outstanding. In connection with this transaction, the Company issued warrants, to purchase up to 135,556 shares of the Company’s common stock at an exercise price of $3.60 per share.  As of December 31, 2003, warrants to purchase 135,556 shares of common stock remained outstanding.  These warrants expire in August 2005.

The average fair value of options granted during 2003, 2002 and 2001 is estimated as $1.81, $1.97 and $1.75, respectively.

The Company has reserved shares of its authorized but unissued common stock for the following:

	Stock Options		Warrants
	Shares	Weighted Average price per share	Shares	Weighted Average price per share
					Total
					Shares	Exercisable
Balance outstanding, 12/31/2000:	1,245,178	$3.06	457,730	$6.81	1,702,908	1,068,403
Granted	341,900	2.57	—	—	341,900
Exercised	(162,750)	2.43	(829)	2.75	(163,579)
Cancelled	(337,041)	2.94	(210,000)	9.80	(547,041)
Balance outstanding, 12/31/2001:	1,087,287	3.02	246,901	4.13	1,334,188	857,574
Granted	608,650	2.89	—	—	608,650
Exercised	(42,944)	2.89	(5,000)*	2.74	(47,944)
Cancelled	(257,306)	2.76	(10,000)	4.25	(267,306)
Balance outstanding, 12/31/2002:	1,395,687	3.01	231,901	4.40	1,627,588	789,623
Granted	91,700	2.73	—	—	91,700
Exercised	—	0.00	0	0.00	—
Cancelled	(241,562)	3.25	(96,345)	5.58	(337,907)
Balance outstanding, 12/31/2003:	1,245,825	$2.94	135,556	$3.60	1,381,381	844,970

* Includes a net exercise of 5,000 warrants for which 924 shares of the Company's common stock were issued.

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2003:

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$—	-	$2.50	7.0	239,450	$2.50	154,225	$2.50
2.51	-	3.00	8.6	478,100	2.68	195,513	2.67
3.01	-	3.50	6.1	424,875	3.18	266,001	3.22
3.51	-	4.00	6.1	22,400	4.00	17,300	4.00
4.01	-	4.50	5.6	81,000	4.31	76,375	4.30
0.00	-	4.50	7.2	1,245,825	2.94	709,414	3.05

The total number of options exercisable as of December 31, 2003, 2002 and 2001 was 709,414, 557,722 and 610,673, respectively. The weighted average exercise prices of options exercisable as of December 31, 2003, 2002 and 2001 were $3.05, $3.25 and $3.13 respectively.

(12) Related Party Transaction

As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company,  renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of Boston Biomedica common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001. Interest on the loan was payable at the annual rate of 7%, of which $8,216 was remitted to the Company in the spring of 2003; in February 2004, the Company’s Board of Directors determined this payment constituted the full amount owed and that the Company and Mr. Schumacher no longer have any further dispute over this obligation. As of December 31, 2001, the loan was shown on the balance sheet as a decrease to stockholders equity.  In January 2002, the principal of the loan was repaid in full with a portion of the proceeds of the loans described in the next sentence. The Company’s loan was replaced by the Company’s limited guaranty and pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher.  The loans are personally guaranteed by Mr. Schumacher.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. Such collateral originally included certain of his real property and all of his Company common stock.  The Company’s original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.

In January 2003, the $1,000,000 held in an interest bearing deposit account pledged to a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, was used to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 from Mr. Schumacher. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. As of December 31, 2003, the remaining collateral includes certain of Mr. Schumacher’s Company common stock. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet as of December 31, 2002 until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholders’ equity.

As of December 31, 2003, the Company evaluated the recoverability of the $1,000,000 loan receivable from its former Chairman and Chief Executive Officer. The Company’s review includes an evaluation of the remaining collateral associated with the loan. The Company maintains a junior interest in this collateral.  The remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral, the Company considers the balance of a loan outstanding ($500,000 as of December 31, 2003) between an entity controlled by its former Chairman and Chief Executive Officer with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.

The ultimate value that may be recovered by the Company is dependant on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of its former Chairman and Chief Executive Officer. At December 31, 2003, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of December 31, 2003, the termination of the Company’s

Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, are indicators of impairment. Based on the Company’s assessment as of and through February 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

(13) Subsequent Events

On February 5, 2004, the Company entered into a three year, $2,500,000 line of credit agreement with a private lender.  The line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the line are limited to commercially standard terms and percentages of accounts receivable at present. The line of credit contains a covenant regarding a minimum debt service coverage ratio, and provides certain restrictions on the payments of dividends and incurring additional debt.

On February 9, 2004, the Company announced it has extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.  Under the terms of the Agreement, Mr. Schumacher will continue in an advisory role directing the Company’s Pressure Cycling Technology (PCT) and BBI Source Scientific activities, and the Company’s interest in Panacos Pharmaceuticals, Inc.  PCT is the Company’s novel and patent protected technology that uses cycles of hydrostatic pressure to control biomolecular interactions; BBI Source Scientific, Inc. is the Company’s laboratory instrument subsidiary, which developed and manufactures the PCT Barocycler instrument; and Panacos is a privately-held, anti-viral drug discovery company spun off from BBI in 2000.  In addition to these responsibilities, Mr. Schumacher will also take the lead role in working with William Blair & Co. the Chicago,  Illinois based investment banking firm retained by the Company in October 2002.

On March 1, 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  Assuming occupancy of the new facility by the Company on August 1, 2004, the landlord has agreed to terminate in full the Company’s remaining obligations pursuant to an existing facility lease which was scheduled to terminate in November 2006.  Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter. This lease is subject to cancellation at the sole option of the Company on or before April 30, 2004 without penalty.

On March 4, 2004, the Company entered into a lease termination agreement with an existing landlord relative to a facility previously occupied by BBI Clinical Laboratories, Inc., a discontinued operation of the Company and formerly a wholly-owned subsidiary of the Company.  The agreement calls for a series of reduced payments over the next nine months in return for the Company vacating the facility on or before May 31, 2004.

(14) Selected Quarterly Financial Data (Unaudited)  (Amounts in thousands, except for per share data)

2003	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue	$5,643	$6,023	$5,829	$5,801
Gross profit	2,186	2,146	2,022	2,077
(Loss) from continuing operations	(254)	(225)	(356)	(454)
(Loss) income from discontinued operations	—	—	—	—
Net income (loss)	$(254)	$(225)	$(356)	$(454)
(Loss) income per share from continuing operations, basic & diluted	(0.04)	(0.03)	(0.05)	(0.07)
Income per share from discontinued operations, basic & diluted	—	—	—	—
Net income (loss) per share, basic & diluted	$(0.04)	$(0.03)	$(0.05)	$(0.07)

2002	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total revenue	$4,953	$5,856	$5,876	$6,080
Gross profit	1,885	2,378	2,018	2,221
(Loss) income from continuing operations	(887)	(294)	(567)	35
Income from discontinued operations	—	—	225	—
Net income (loss)	$(887)	$(294)	$(342)	$35
Income (loss) per share from continuing operations, basic & diluted	(0.14)	(0.04)	(0.08)	0.01
Income per share from discontinued operations, basic & diluted	—	—	0.03	—
Net income (loss) per share, basic & diluted	$(0.14)	$(0.04)	$(0.05)	$0.01

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Boston Biomedica, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Boston Biomedica, Inc. and Subsidiaries (the “Company”), as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows and the financial statement schedule listed in Item 15(a)2 for the year then ended.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 4, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders of

Boston Biomedica, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) of this Form 10-K, present fairly, in all material respects, the financial position of Boston Biomedica, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (1) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2002 when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of Notes to Consolidated Financial Statements, in 2002 the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 27, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 22, 2003, PricewaterhouseCoopers LLP resigned as the independent accountants of the Company, effective August 22, 2003. The reports of PricewaterhouseCoopers LLP on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2001 and December 31, 2002 and through August 22, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years. In addition, during the fiscal years ended December 31, 2001 and December 31, 2002 and through August 22, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On November 5, 2003, the Audit Committee of the Board of Directors of the Company, engaged Weinberg & Company P.A. (“Weinberg & Company”) to act as the Company’s independent accountants for the remainder of fiscal 2003, effective immediately.   During the fiscal years ended December 31, 2001 and December 31, 2002 and through the date hereof, neither the Company nor anyone on its behalf consulted with Weinberg & Company with respect to any matters or events, including any matters or events set forth and described in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.                                            CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer and Principal Financial Officer)  of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Company’s executive officers appears in Part I, Item 1-Business under the heading “Executive Officers of the Registrant” at page 18 of this report.     Set forth below is certain information with respect to the Company’s Directors as of February 2004.

Name	Age	Position
R. Wayne Fritzsche (1)(2)	54	Chairman of the Board
Calvin A. Saravis (1)(2)(3)	74	Director
J. Donald Payne (1)	48	Director
P. Thomas Vogel (1) (2)	64	Director
Kevin W. Quinlan	54	President and Chief Operating Officer, Treasurer and Director
Richard T. Schumacher	53	Director and Executive Project Consultant

(1)  Member of the Audit Committee.

(2)  Member of the Compensation Committee.

(3)  Member of the Oversight Committee.

Mr. R. Wayne Fritzsche has served as Chairman of the Board of Directors since October 2, 2003, subsequent to being elected as a Class I Director of the Company on October 2, 2003.  Mr. Fritzsche has served as a member of the Company’s Scientific Advisory Board since 1999.  Mr. Fritzsche is the founder of Fritzsche & Associates, Inc., a consulting firm which provides strategic, financial, and scientific consulting to medical companies in the life sciences/healthcare arena, and has served as President since 1991. Since 2003, Mr. Fritzsche has also served as interim President of PGBP Pharmaceuticals, a small molecule discovery company, Ultra Imaging, Inc., a handheld imaging device company, and Immune Cell Therapy, Inc., a thrombolytic therapy company.  Since 2001, Mr. Fritzsche has served as a board member of Opexa Pharmaceuticals, a multiple sclerosis/cell immunology therapy company, and Vascular Sciences, Inc., an extracorporeal/macular degeneration company.  He was also a board member of Intelligent Medical Imaging, an automated microscopic imaging company, from 1994 to 1997, Clarion Pharmaceuticals, a drug development company using novel esters, from 1994 to 1996, Nobex Pharmaceuticals, a drug delivery firm, from 1996 to 2001, Cardio Command, Inc., a transesophageal cardiac monitoring and pacing firm, from 1999 to 2001, and Hesed BioMed, an antisense oligonucleotide and catalytic antibody company from 2000 to 2002. Mr. Fritzsche holds a BA from Rowan University, and an MBA from the University of San Diego.

Dr. Calvin A. Saravis has served as a Director of the Company since 1986. Dr. Saravis also serves as Chairman of the Company’s Scientific Advisory Board. Since 1984, he has been an Associate Professor of Surgery (Biochemistry) at Harvard Medical School (presently emeritus) and an Associate Research Professor of Pathology at Boston University School of Medicine (presently emeritus).  From 1971 to 1997, Dr. Saravis was a Senior Research Associate at the Mallory Institute of Pathology and from 1979 to 1997, he was a Senior Research Associate at the Cancer Research Institute-New England Deaconess Hospital.  Dr. Saravis received his Ph.D. in immunology and serology from Rutgers University.

Mr. J. Donald Payne was appointed as a Director of the Company effective December 30, 2003 to fill the Class II Board vacancy created by the resignation of Mr. William A. Wilson as a Director of the Company.    Mr. Wilson, a Board member since June 2001 and Chairman of the Board from February 2003 to October 2003, resigned on October 3, 2003 to pursue other activities.  Mr. Payne will serve the remainder of Mr. Wilson’s Board term, which is set to expire at the 2004 Annual Meeting of Stockholders, and has been appointed to  serve as Chairman of the Audit Committee of the Board of Directors.  Since September 2001, Mr. Payne has been President and Director of Nanospectra Biosciences, Inc., an early-stage, privately-held medical device company developing products for cancer, ophthalmology, and bio-defense diagnostics. From September 1998 to May 2001, Mr. Payne served as Senior VP and CFO of Sensus Drug Development Corporation, a bio-pharmaceutical company sold to Pharmacia in 2001. Prior to Sensus, from March 1997 to September 1998, Mr. Payne served as VP and CFO of LifeCell Corporation, a publicly held bio-engineering company. From May 1992 to February 1997, Mr. Payne was VP Finance and CFO of Aprogenex, a biotech company engaged in the development, manufacturing, and marketing of medical device products using a proprietary DNA probe technology. Mr. Payne also worked for 10 years at UMC Petroleum Corporation and its predecessor entities, where he was CFO of its private and public entities. Prior to UMC, Mr. Payne worked for Arthur Andersen in audits of public and private companies.  Mr. Payne graduated summa cum laude from Texas A&M University in May 1976 with a Bachelor’s Degree in Business Administration. Mr. Payne also graduated summa cum laude from the Jesse H. Jones Graduate School of Administration at Rice University in May 1992 with a Master’s Degree in Business Administration (MBA). He is a Certified Public Accountant in Texas, and a member of the AICPA and Financial Executives Institute.

Mr. P. Thomas Vogel was appointed to the Company’s Board of Directors effective January 9, 2004. In addition, Mr. Vogel was appointed to  serve on the Board of Director’s Audit and Compensation Committees. Mr. Vogel will fill the new Class II vacancy created by the unanimous decision by the Company’s Board of Directors to expand its size from five to six members. The term for Class II members is set to expire at the 2004 Annual Meeting of Stockholders.   Mr. Vogel is the President and CEO of AdipoGenix, Inc, an early-stage drug discovery company focusing on obesity and metabolic diseases, with a unique approach to directly targeting the fat cell itself. From 1996 to 2000, Mr. Vogel was CEO and Director of Mosaic Technologies, Inc., an early-stage molecular biology company. In 1995, Mr. Vogel founded the Charlestown Group, a venture capital firm with a mission of investing in early-stage companies in medical and information technologies. Mr. Vogel worked with the Charlestown Group until 2000. From 1992 to 1995, Mr. Vogel was President of Fisher Scientific Company, a $1billion laboratory supply distribution business. Mr. Vogel served as President of PB Diagnostics from 1991 to 1992, as President of Instrumentation Laboratory from 1990 to 1991, and as President of Serono Diagnostics from 1988 to 1990. Mr. Vogel was in the venture capital arena from 1982 to 1987. Prior to that, from 1974 to 1982, Mr. Vogel was at the Diagnostics Division of Abbott Laboratories, Inc., where he served as Divisional Vice President and General Manager of Diagnostic Products. Mr. Vogel began his professional career at Texas Instruments, Inc., where he held a number of key positions from 1964 to 1973, including plant management in Germany, Italy and Singapore.   Mr. Vogel graduated from the Georgia Institute of Technology with a Bachelor’s Degree in Electrical Engineering and from The Wharton Business School with a Master’s Degree in Business Administration.

Mr. Kevin W. Quinlan, a Director of the Company since 1986, has served as President and Chief Operating Officer since August 1999 and Treasurer since June 2001.  From January 1993 to August 1999, he served as Senior Vice President, Finance, Chief Financial Officer and Treasurer.  From 1990 to December 1992, he was the Chief Financial Officer of ParcTec, Inc., a New York-based leasing company.  Mr. Quinlan served as Vice President and Assistant Treasurer of American Finance Group, Inc. from 1981 to 1989 and was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP) from 1975 to 1981.  Mr. Quinlan is a Certified Public Accountant and received a M.S. in accounting from Northeastern University and a B.S. in resource economics from the University of New Hampshire.

Mr. Richard T. Schumacher, the Founder of the Company, has served as a Director since 1978, and since July 9, 2003, he has served as an Executive Project Consultant to the Company pursuant to a consulting agreement with the Company, as described in Item 13 entitled “Certain Relationships and Related Transactions” below. He was Chief Executive Officer and Chairman of the Board from 1992 to February 2003, and served as President from 1986 to August 1999.  Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988.  From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School.  Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s  officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and  Nasdaq.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such filings it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year ended December 31, 2003.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer and our principal financial officer, principal accounting officer and controller, and other persons performing similar functions.  The company will provide a copy of its code of ethics to any person without charge upon request.    If we make any substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, from a provision of this Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer, controller or other persons performing similar functions, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a report on Form 8-K.

Audit Committee

We have an Audit Committee, which consists of Mr. R. Wayne Fritzsche, Dr. Calvin A. Saravis, Mr. J. Donald Payne and Mr. P. Thomas Vogel. The Board of Directors has reviewed the qualifications of each member of the Audit Committee and has determined that each member of the Audit Committee is “independent” under the current listing standards of the Nasdaq National Market applicable to Audit Committee members. Our Board of Directors has also determined that Mr. J. Donald Payne qualifies as an Audit Committee Financial Expert, as defined in Item 401(h) of Regulation S-K and Section 407 of the Sarbanes-Oxley Act of 2002, and is independent in accordance with applicable Nasdaq listing standards.  Other information regarding the Audit Committee of our Board of Directors is incorporated by reference to the Proxy Statement under the caption “Report of the Audit Committee of the Board of Directors.”

ITEM 11.                                              EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation during the last three fiscal years of (i) each person who served as Chief Executive Officer during fiscal year 2003, and (ii) the four other most highly compensated Executive Officers of the Company who were serving as Executive Officers at the end of fiscal 2003 and whose total annual salary and bonus, if any, exceeded $100,000 for services in all capacities to the Company during the fiscal year ended December 31, 2003 (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation					Long Term Compensation
Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)	Other Annual Compensation		Securities Underlying Stock Options (#)	All Other Compensation ($ ) (6)
Richard T. Schumacher,	12/31/03	$30,769	(2)	—	$123	(5)	-0-	$5,731	(3)(4)
Former Chief Executive	12/31/02	245,866		—	1,019	(5)	90,000	6,616	(3)(4)
Officer and Chairman	12/31/01	237,500		—	1,163	(5)	40,000	7,703	(3)(4)
of the Board (1) (2)

Kevin W. Quinlan,	12/31/03	$194,250		—	$3,513	(5)	-0-	$2,909	(3)(4)
President and Chief	12/31/02	191,769		—	2,973	(5)	107,000	2,909	(3)(4)
Operating Officer,	12/31/01	185,000		—	3,575	(5)	24,000	2,854	(3)(4)
Treasurer and Director

Mark M. Manak, Ph.D.	12/31/03	$147,000		—	—		-0-	$676	(4)
Senior Vice President and	12/31/02	147,000		—	—		46,500	675	(4)
General Manager, BBI	12/31/01	141,346		—	—		—	638	(4)
Biotech

Kathleen W. Benjamin	12/31/03	$119,538		—	—		-0-	$342	(4)
Vice President,	12/31/02	115,508		—	—		10,000	342	(4)
Human Resources and	12/31/01	102,754		—	—		6,000	212	(4)
Clerk

Richard J. D’Allessandro,	12/31/03	$124,917		—	—		-0-	$1,037	(4)
Vice President, Information	12/31/02	121,964		—	—		10,000	1,037	(4)
Technology	12/31/01	117,046		—	—		6,000	853	(4)

(1) In 2001, the Company’s Board of Directors authorized loans from the Company to Mr. Schumacher totaling $450,000.  Mr. Schumacher borrowed an additional $75,000 from the Company late in 2001.  In January 2002, the principal of these loans were repaid in full.  The loans were replaced by the Company’s pledge of a $1,000,000 interest bearing deposit at a financial institution to provide additional security for loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. In January 2003, the $1,000,000 pledged to the financial institution was used to satisfy the Company’s guaranty obligation to the financial institution.  For a detailed description of the terms of these transactions, please see “Certain Relationships and Related Transactions” in Item 13 of this report below.

(2) On February 14, 2003, the Company announced that it had terminated Mr. Schumacher as Chairman of the Board and Chief Executive Officer.   Mr. Schumacher remains a Director of the Company. The salary data presented in this chart for Mr. Schumacher covers the period January 1, 2003 through and including February 13, 2003, and excludes $41,353 of accrued vacation earned and paid subsequent to February 13, 2003. On July 9, 2003, the Company announced Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  In February 2004, this agreement was extended through December 31, 2004.  For a description of the terms of the Company’s consulting agreement with Mr. Schumacher including compensation arrangements and director fees, please see “Compensation of Directors” and  “Board of Directors Report on Executive Compensation” hereunder and  Item 13 “Certain Relationships and Related Transactions” below.

(3) Includes the value of premiums paid for term life and disability insurance policies. Included in the year 2003 amounts are the value of premiums for term life and disability insurance, respectively, for Mr. Schumacher ($4,450  and $498, respectively), and  for Mr. Quinlan ($0 and $1,970, respectively).  Included in the year 2002 amounts are the value of premiums for term life and disability insurance, respectively, for Mr. Schumacher ($3,382  and $1,992, respectively), and  for Mr. Quinlan ($0 and $1,970, respectively).

(4) Includes the value of imputed income from group life insurance.

(5) Consists of personal use of a Company vehicle.

(6) Year 2003 compensation excludes the following amounts pursuant to Company matching contributions associated with year 2003 participation in the Company’s 401K plan:  Mr. Schumacher - $1,921;  Mr. Quinlan - $2,062; Mr. Manak — $1,526;  Ms. Benjamin - $1,237; and Mr. D’Allessandro - $928.

The following tables set forth certain information with respect to the stock options granted to and exercised by the Named Executive Officers during fiscal 2003 and the aggregate number and value of options exercisable and unexercisable held by the Named Executive Officers during fiscal 2003.

Option Grants in Fiscal Year 2003

There were no options granted by Boston Biomedica, Inc. to any of the Named Executive Officers in fiscal year 2003.

Aggregated Option Exercises in Last
Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($ ) (1)	Number of Securities Underlying Unexercised Options at Year End (#) (2)		Value of Unexercised In-the-Money Options at Year End ($ ) (3)
			Exercisable	Un-exercisable	Exercisable	Un- exercisable
Richard T. Schumacher	—	—	42,500	87,500	$600	$600
Kevin W. Quinlan	—	—	85,000	78,500	360	360
Mark M. Manak, Ph.D.	—	—	32,625	27,375	-0-	-0-
Kathleen W. Benjamin	—	—	19,500	10,500	390	390
Richard J. D’Allessandro	—	—	13,500	10,500	390	390

(1)   The “value realized” represents the excess of the fair market value over the purchase price at the time of purchase based upon the closing price of the Common Stock on the Nasdaq National Market on the date of exercise, minus the respective option exercise price. There were no Boston Biomedica, Inc. stock options exercised by the Named Executive Officers in fiscal year 2003.

(2)   Includes the number of shares underlying both “exercisable” (i.e., vested) and “un-exercisable” (i.e., unvested) stock options as of December 31, 2003.

(3)   The values of “in-the-money” options reflect the positive spread between the exercise price of any such existing stock options and the closing year-end per share price of the Common Stock of $2.63, as quoted on the Nasdaq National Market on December 31, 2003.

Compensation of Directors

Non-employee Directors of the Company received a quarterly stipend of $2,500, for a yearly total of $10,000 for their services in 2003.  In addition, in 2003, each non-employee Director who is a member of the Audit Committee received an additional $500 per quarter for a yearly total of $2,000 and each non-employee Director who is a member of the Compensation Committee received an additional $500 per quarter for a yearly total of $2,000.  As additional Director compensation in recognition of the significant additional effort and time they were required to devote to their responsibilities on the Oversight Committee, Mr. Wilson was paid $94,044, Dr. Saravis was paid $20,095 and Mr. Capitanio (a Director of the Company until October 2, 2003) was paid $3,986 for time spent (and expenses incurred) in year 2003 discharging their responsibilities for the Oversight Committee. No further payments are anticipated to members of the Oversight Committee.   Each Director is eligible to receive options to purchase Common Stock under the Company’s 1999 Non-Qualified Stock Option Plan. Non-employee Directors of the Company are granted a minimum of 10,000 non-qualified stock options at the start of their term of service, which generally vest over a three year period and have an exercise price equal to the fair market value of the underlying shares on the date of the grant.  During the period February 13, 2003 to June 30, 2003, Mr. Schumacher received $3,777 of compensation from the Company in his role as a member of the Board of Directors during that time frame.

Effective January 1, 2004, compensation for independent members of the Board of Directors will be set at a monthly stipend of $2,000, of which $1,000 will be compensation for attending full Board meetings (whether telephonic or in-person) and $1,000 will be compensation for attending committee meetings. There will be no limit to the number of either full Board or committee meetings called, nor will any independent member receive more than $2,000 per month regardless of the number of meetings attended.  It is furthermore expected that each independent Board member who is not Chairman of the Board will be Chairman of the Audit, Compensation or Scientific Advisory Board Committees. It is also expected that each independent Board member will also serve on at least one committee that they do not Chair.  In addition to cash compensation, each independent member of the BBI Board of Directors will also receive a one-time grant of 10,000 fully vested, non-qualified stock options, as well as an annual grant of 5,000 fully vested, nonqualified stock options. The initial set of options will be granted as soon as feasible upon joining the Board; the annual set of options will be granted on the first business day of March each year. Cash compensation will be paid in the first payroll of each fiscal quarter.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2003, the Board of Directors made decisions regarding executive compensation based on the recommendations of those members of the Board of Directors who also serve on the Compensation Committee.  The individuals who served on the Compensation Committee in fiscal year 2003 and who made recommendations to the full Board of Directors consisted of Richard T. Schumacher, Dr. Calvin A. Saravis, William A. Wilson, and Francis E. Capitanio each of whom has received options to purchase Common Stock.  Mr. Schumacher served as the Chief Executive Officer and Chairman of the Board of the Company in fiscal year 2002 and through February 13, 2003.  Effective February 13, 2003, Mr. Capitanio replaced Mr. Schumacher as a member of the Compensation Committee; Mr. Capitanio did not stand for reelection as a member of the Board of Directors and accordingly, his term of office expired on October 2,, 2003.  Mr. Wilson resigned as a Director of the Company on October 3, 2003.   Neither Dr. Saravis, Mr. Capitanio nor Mr. Wilson is or was a former nor current officer nor employee of the Company.

In fiscal 2003, the members of the Compensation Committee did not meet formally as a committee, but rather made recommendations regarding executive compensation at meetings of the full Board of Directors.  The full Board of Directors then made final decisions regarding executive compensation.  Neither Mr. Schumacher nor Mr. Quinlan participated in any vote or deliberations establishing their own compensation.

Board of Directors Report on Executive Compensation

As described above under the heading “Compensation Committee Interlocks and Insider Participation”, for the fiscal year ended December 31, 2003, the full Board of Directors made decisions regarding executive compensation based on the recommendations of those members of the Board of Directors who serve on the Compensation Committee.  These recommendations were made at meetings of the full Board of Directors. The Compensation Committee did not hold any formal meetings during fiscal year 2003. These individuals made recommendations and presentations to the full Board of Directors on compensation levels, including salaries, incentive plans, benefits and overall compensation for officers and Directors and issuance of stock options to officers, Directors and employees.  Subsequent to the recommendation of these individuals, the Board of Directors then voted on these proposals.

The primary objective in determining the type and amount of Executive Officer compensation is to provide a level of base compensation which allows the Company to attract and retain superior talent.  The Board of Directors endeavors to align the Executive Officer’s interests with the success of the Company through participation in the Company’s employee stock option plan, which provides the Executive Officer with the opportunity to build a substantial ownership interest in the Company.

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

Each of the Executive Officers, including Mr. Schumacher through February 13, 2003,,and all full-time employees are eligible to receive grants of options under the Company’s employee stock option plans.  The employee stock option plans are used to provide incentives to officers and employees and to associate more closely the interests of such persons with stockholders’ interests and the long-term success of the Company.  In determining the number of options to be granted to each Executive Officer or employee, a subjective determination is based on factors such as the individual’s level of responsibility, performance, and number of options held. During fiscal 2003, no options were granted to the Named Executive Officers under the employee stock option plans.

In 2002, the Company’s Board of Directors established a target bonus program for Mr. Schumacher and Mr. Quinlan. There were no bonuses accrued nor paid in year 2003 pursuant to this program.  During the period January 1, 2003 through February 13, 2003, Mr. Schumacher, the Company’s Chief Executive Officer during that period, received salary of $30,769 which excluded accrued vacation earned to and including February 13, 2003 in the amount of $41,353.  The Board of Directors believes that his annualized base compensation ($250,000) was comparable to the cash compensation of Chief Executive Officers of comparable companies.  Mr. Schumacher was not granted any stock options in fiscal year 2003 by the Company.

On July 9, 2003, the Company announced that Mr. Schumacher, a Director of the Company, agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific, Inc. is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher has continued to reevaluate the ongoing business prospects for both the Company’s Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.  Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company’s PCT and BBI Source

Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him.   In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000.  In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

During the period January 1, 2003 through February 13, 2003, Mr. Schumacher, the Company’s Chief Executive Officer during that period, received a base annualized salary of $250,000 plus $41,353 of accrued vacation pay remitted to Mr. Schumacher in late February 2003 subsequent to his termination as Chairman and Chief Executive Officer on February 13, 2003. The  Board of Directors believes this annualized compensation was comparable to the cash compensation of Chief Executive Officers of comparable companies.

The Compensation Committee, in determining the CEO’s and the President’s compensation, reviews compensation for CEOs and Presidents of publicly-held companies of similar size, including those in business of detection and treatment of infectious diseases and similar businesses, their individual performance against quantitative and qualitative goals, and our Company’s performance.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation over $1,000,000 paid by a public company to its chief executive officer and its four other most highly compensated executive officers. Qualifying “performance-based” compensation is not subject to the deduction limit if specified requirements are met. The Board of Directors generally intends to structure stock options granted to its executive officers in a manner to qualify as performance-based compensation under Section 162(m). While the Board of Directors does not currently intend to qualify cash compensation as performance-based compensation for purposes of Section 162(m), it will continue to monitor the impact of Section 162(m) on the Company.

Board of Directors

R. Wayne Fritzsche
Dr. Calvin A. Saravis
J. Donald Payne
P. Thomas Vogel
Richard T. Schumacher
Kevin W. Quinlan

Performance Graph

The following graph compares the change in the Company’s cumulative total stockholder return from December 31, 1998 to December 31, 2003, which includes the last trading day of fiscal 2003, with the cumulative total return on the Nasdaq Stock Market Index (Composite) and the Nasdaq Stock Market Index  (Biotechnology) (SIC 2830-2839 U.S. and Foreign) for that period.

Legend

Symbol	Index Description	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03
- — ♦- —	Boston Biomedica, Inc.	100.00	96.83	54.73	98.35	101.04	88.58
____☐___	Nasdaq Stock Market (Biotechnology)	100.00	201.64	248.00	207.81	113.62	165.59
—Δ—	Nasdaq Stock Market (Composite)	100.00	185.59	112.67	88.95	60.91	91.37

Assumes $100 invested on December 31, 1998 in the Company’s Common Stock, the Nasdaq Stock Market Index (Biotechnology) and the Nasdaq Stock Market Index (Composite), and the reinvestment of any and all dividends.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2003 concerning beneficial ownership of Common Stock by each Director and each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” below, all Executive Officers and Directors as a group, and each person known by the Company to be the beneficial owner of 5% or more of the Company’s Common Stock.  Unless otherwise noted, each person identified below possesses sole voting power and investment power with respect to the shares listed. This information is based upon information received from or on behalf of the named individuals.

Name *	Number of Shares of Common Stock Beneficially Owned		Percent of Class
Richard T. Schumacher (1) (5) * 65 Black Pond Road Taunton, MA 02780	737,797		10.68%
Kevin W. Quinlan (1)	129,744		1.87%
Mark M. Manak, Ph.D. (1)(2)	65,257		**
Kathleen W. Benjamin (1)	22,416		**
Richard J. D’Allessandro (1)	15,750		**
Calvin A. Saravis, Ph.D. (1)	39,290		**
R. Wayne Fritzsche (1)	3,000		**
J. Donald Payne (1)	-0-		**
P. Thomas Vogel (1)	-0-		**
All Executive Officers and Directors as a group (11 Persons)(1)(2)	1,092,653		15.25%
Richard P. Kiphart (3) * c/o William Blair & Company, L.L.C. 222 West Adams Street Chicago IL 60606	1,542,989	(3)(4)	22.60%
Shoreline Micro-Cap Fund I LP (4)* c/o William Blair & Company, L.L.C. 222 West Adams Street Chicago, IL 60606	365,613	(4)	5.35%

*                             Address provided for beneficial owners of more than 5% of the Common Stock.

**                      Less than 1% of the outstanding Common Stock.

(1)                      Includes the following shares issuable upon exercise of options exercisable within 60 days after December 31, 2003:  Mr. Schumacher — 57,500; Mr. Quinlan — 98,000; Dr. Manak —36,750; Ms. Benjamin — 20,750; Mr. D’Allessandro —14,750; Dr. Saravis — 28,334; Mr. Fritzsche —3,000; Mr. Payne — 0; Mr. Vogel  — 0;  all other Executive Officers —56,750.  629,957 of Mr. Schumacher’s shares of stock have been pledged to a financial institution. Please see Item 13, Certain Relationships and Related Transactions.

(2)                      Includes 4,000 shares held of record by  Dr.  Manak’s daughter and 24,507 shares held in Dr.  Manak’s name.

(3)                      Includes 90,000 shares held by Rebecca Kiphart (Mr. Kiphart’s daughter), and also currently exercisable warrants (expiring August 2005) to purchase 27,734 shares of common stock.  This amount also includes 365,613 shares beneficially owned by Shoreline Micro-Cap Fund I LP described in Note 4 below.

(4)                      Includes 357,791 shares, and also currently exercisable warrants (expiring August 2005) to purchase 7,822 shares of common stock, held by Shoreline Micro-Cap Fund I LP, a fund of which Mr. Kiphart serves as general partner and has the sole power to vote and dispose or direct the disposition of shares held by Shoreline Micro-Cap Fund I LP.

(5)                      Includes 20,473 shares and 21,917 options held by Mr. Schumacher’s spouse.

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success.  The table below sets forth certain information as of our fiscal year ended December 31, 2003 regarding the shares of our common stock available for grant or granted under the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,238,825	$2.94	1,216,987

Equity compensation plans not approved by security holders (2)	142,556	$3.58	0

Total	1,381,381	$3.00	1,216,987

(1)   Includes the following plans: 1987 Non-Qualified Stock Option Plan, 1999 Non-Qualified Stock Option Plan, Employee Stock Option Plan, and 1999 Employee Stock Purchase Plan.

(2)   Includes the following plans: (i) options to purchase 7,000 shares of common stock granted to a former employee upon hiring him: and (ii) warrants to purchase 135,556 shares of common stock issued to the purchasers of convertible debentures issued in August 2000.  A description of each of these plans is as follows:

a)              In January 1999, the Company granted non-qualified options to purchase 40,000 shares of common stock to a former officer of the Company at an exercise price of $3.25 per share upon the hiring of such officer. These options expire in January 2009. As of December 31, 2003, options to purchase 7,000 shares of common stock remained outstanding.

b)           On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003. As of December 31, 2003, none of the 3% Senior Subordinated Convertible Debentures were outstanding. In connection with this transaction, the Company issued warrants, to purchase up to 135,556 shares of the Company’s common stock at an exercise price of $3.60 per share.  As of December 31, 2003, warrants to purchase 135,556 shares of common stock remained outstanding.  These warrants expire in August 2005.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2000, the Company issued $3,250,000 of 3% Senior Subordinated Convertible Debentures (“the Debentures”) to investors, of which $780,000 were issued to Mr. Richard P. Kiphart and $220,000 were issued to Shoreline Micro-Cap Fund I L.P.  In January 2001, Mr. Kiphart and Shoreline Micro-Cap Fund I L.P. exercised their conversion rights associated with these Debentures, thereby receiving 662,685 shares of Common Stock of the Company.  In December 2001, the Company sold an additional 600,000 shares of Common Stock of the Company for an aggregate purchase price of $1,500,000 in a private placement to five accredited investors including 430,000 shares which were purchased by Mr. Kiphart.  The shares were issued in the first quarter of fiscal 2002.    As part of this transaction, Mr. Kiphart and Shoreline Micro-Cap Fund I L.P received warrants to purchase 27,734 and 7,822 additional shares of common stock of the Company at an exercise price of $3.60; these warrants remain outstanding as of December 31, 2003 and expire in August 2005.

In 2001, the Company’s Board of Directors authorized loans from the Company to Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, totaling $450,000. Mr. Schumacher borrowed an additional $75,000 from the Company late in 2001.   The one year loan was renewable at the Company’s option, and collateralized by 90,000 of Mr. Schumacher’s shares of the Company’s common stock. This loan constituted an increase from the $350,000 that had been loaned to Mr. Schumacher as of September 30, 2001. Interest on the loan was payable at the annual rate of 7%, of which $8,216 was remitted to the Company in the spring of 2003; in February 2004, the Company’s Board of Directors determined this payment constituted the full amount owed and that the Company and Mr. Schumacher no longer have any further dispute over this obligation.

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

In January 2003, the $1,000,000 held in an interest bearing deposit account pledged to a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Richard T. Schumacher, the Company’s former Chairman and Chief Executive Officer and a current Director of the Company, was used to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 from Mr. Schumacher.  The Company maintains a junior security interest in the collateral pledged by Mr. Schumacher to the financial institution.  As of December 31, 2003, the remaining collateral includes certain of Mr. Schumacher’s common stockholdings in the Company.

On February 14, 2003, the Company announced that its Board of Directors terminated Mr. Schumacher as Chairman and Chief Executive Officer, effective immediately.  Mr. Schumacher remains a Director of the Company. Kevin W. Quinlan, President and Chief Operating Officer, continued to lead day-to-day operations.  A special committee of the Board of Directors was appointed to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer is employed.

On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos

Pharmaceuticals, Inc., effective June 30, 2003.   BBI Source Scientific, Inc. is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument.  As part of this engagement, Mr. Schumacher has continued to reevaluate the ongoing business prospects for both the Company’s Laboratory Instrumentation segment and PCT activities.  During the period February 13, 2003 to June 30, 2003, Mr. Schumacher received $3,777 of compensation from the Company in his role as a member of the Board of Directors during that time frame.

On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher.  Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company’s PCT and BBI Source Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him.   In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000.  In addition to his salary and reimbursement for business related travel expenses, Mr. Schumacher may receive, in the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

On October 25, 2002, the Company retained the investment banking firm of William Blair and Company to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth.   Mr. Richard P. Kiphart, an investor who owns or controls approximately 22.60% of the common stock of the Company as of December 31, 2003,  is a Principal and Head of the Corporate Finance Department of William Blair and Company.  Their engagement remains ongoing at this time.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP (“PwC”) prior to its resignation on August 22, 2003 and fees billed to us by Weinberg & Co. (“Weinberg”) since its appointment on November 5, 2003 for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category	Fiscal 2003 Fees		Fiscal 2002 Fees
	Weinberg	PwC	Weinberg	PwC
Audit Fees	$137,500	$71,325	$0	$170,000
Audit-Related Fees	0	20,000	0	0
Tax Fees	0	16,600	0	49,000
All Other Fees	0	3,000	0	0
Total Fees	$137,500	$110,925	$0	$219,000

Audit Fees.    Consists of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by  PwC and Weinberg in connection with statutory and regulatory filings or engagements. Fiscal year 2003 PwC fees include two quarterly reviews, issuance of a year 2003 consent and a final billing on fiscal year 2002 services provided.  Fiscal year 2003 fees from Weinberg are estimates based on the 3rd quarter of 2003 review and the year end audit.

Audit-Related Fees.    Consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Fees billed by PricewaterhouseCoopers in 2003 included $20,000 for services requested by the Special Oversight Committee of the Board of Directors.

Tax Fees.    Consists of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal, state tax compliance and tax audit defense.

All Other Fees.  In fiscal 2003, services provided by PwC included communications with the successor  auditing firm.

The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor’s independence, and has determined such services for fiscal 2003 and 2002 were compatible.

Audit Committee Policy on Pre-Approval of Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV.

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.	Index to Financial Statements
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the three years ended December 31, 2003
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2003
Consolidated Statements of Cash Flows for the three years ended December 31, 2003
Notes to Consolidated Financial Statements
Reports of Independent Auditors

(a) 2.	Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts

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

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15.	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	Filed herewith

10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	Filed herewith

10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants	Filed herewith

23.2	Consent of Weinberg & Company, P.A., independent accountants	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

P                                         Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

Q                                       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

*                                         Management contract or compensatory plan or arrangement.

**                                  In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) REPORTS ON FORM 8-K.

The Company filed a Form 8-K dated October 2, 2003 announcing that Mr. R. Wayne Fritzsche and Dr. Calvin A. Saravis were elected as directors of the Company at the Company’s Special Meeting in Lieu of Annual Meeting of Stockholders held on October 2, 2003.  The Company also announced that William A. Wilson resigned from the Board of Directors on October 3, 2003 to pursue other activities.

The Company filed a Form 8-K dated November 5, 2003 announcing that the Audit Committee of the Board of Directors of the Company engaged Weinberg & Company P.A. (“Weinberg & Company”) to act as the Company’s independent accountants for the remainder of fiscal 2003, effective immediately.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2004		Boston Biomedica, Inc.

	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan
President and Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/ R. Wayne Fritzsche	Director and Chairman	March 26, 2004
R. Wayne Fritzsche	of the Board

/s/ Kevin W. Quinlan	Director, President	March 26, 2004
Kevin W. Quinlan	Chief Operating Officer and Treasurer
(Principal Executive Officer)

/s/ Michael N. Avallone	Vice President, Finance and	March 26, 2004
Michael N. Avallone	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ J. Donald Payne	Director	March 26, 2004
J. Donald Payne

/s/ Richard T. Schumacher	Director	March 26, 2004
Richard T. Schumacher

/s/ Calvin A. Saravis, Ph.D.	Director	March 26, 2004
Calvin A. Saravis, Ph. D.

/s/ P. Thomas Vogel	Director	March 26, 2004
P. Thomas Vogel

SCHEDULE II

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions	Recoveries	Deductions	Balance at End of Period
2003	$117,671	$8,000	$—	$(1,388)	$124,283
2002	$125,617	$177	$—	$(8,123)	$117,671
2001	$88,981	$55,808	$11,310	$(30,482)	$125,617
Inventory Reserve
2003	$886,766	$78,000	$—	$(114,489)	$850,277
2002	$796,064	$106,372	$—	$(15,670)	$886,766
2001	$765,700	$64,891	$—	$(34,527)	$796,064

EXHIBIT INDEX

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. L.P.	K**

4.15	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**

10.1	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**

10.2	1987 Non-Qualified Stock Option Plan*	A**

10.3	Employee Stock Option Plan*	A**

10.4	1999 Non-Qualified Stock Option Plan*	I**

10.5	1999 Employee Stock Purchase Plan*	I**

10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.7	Loan Agreement dated March 31, 2000	C**

10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.10

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22.	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.26	Pledge and Security Agreement dated as of January 15, 2002, by and betweenRichard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.27	Pledge Agreement effective as of January 15, 2002, by and between BostonBiomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	Filed herewith

10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	Filed herewith

10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants	Filed herewith

23.2	Consent of Weinberg & Company, P.A., independent accountants	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

P                                         Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

Q                                       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

*                                         Management contract or compensatory plan or arrangement.

**                                  In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.