Form 10-Q
period 2004-03-31
BOSTON BIOMEDICA INC
filed 2004-05-17
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number   0-21615

BOSTON BIOMEDICA, INC.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts

(State or Other Jurisdiction of Incorporation or Organization)

375 West Street,
West Bridgewater, Massachusetts
(Address of Principal Executive Offices)

04-2652826
(I.R.S. Employer Identification No.)

02379-1040
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

☐  Yes  ☒  No

The number of shares outstanding of the Registrant’s common stock as of April 30, 2004 was 6,846,896.

Part I. Financial Information

Item 1. Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2004	2003

REVENUE:
Products	$3,263,548	$3,288,257
Services	2,287,253	2,354,617
Total revenue	5,550,801	5,642,874

COSTS AND EXPENSES:
Cost of products	1,748,139	1,618,631
Cost of services	1,626,748	1,838,151
Research and development	489,447	400,680
Selling and marketing	721,672	808,294
General and administrative	1,192,403	1,167,194
Total operating costs and expenses	5,778,409	5,832,950
Operating loss from continuing operations	(227,608)	(190,076)
Interest income	1,990	12,617
Interest expense	(64,016)	(73,008)
Loss from continuing operations before income taxes	(289,634)	(250,467)
Provision for income taxes	(1,100)	(3,080)
Loss from continuing operations	(290,734)	(253,547)
Discontinued operations (Note 8)
Income from discontinued operations of Clinical Laboratory segment (net of income taxes of $0 in 2004)	135,000	—
Net loss	$(155,734)	$(253,547)
Loss per share from continuing operations, basic & diluted	$(0.04)	$(0.04)
Income per share from discontinued operations, basic & diluted	$0.02	$—
Net loss per share, basic & diluted	$(0.02)	$(0.04)
Number of shares used to calculate net loss per share, basic and diluted	6,828,585	6,789,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,284,860	$967,185
Marketable securities	3,827	4,071
Accounts receivable, less allowances of $130,783 in 2004 and $124,283 in 2003	3,497,405	3,495,839
Inventories	6,633,829	6,525,018
Prepaid expenses and other current assets	286,566	200,695
Restricted cash (Note 9)	69,990	—
Total current assets	11,776,477	11,192,808

Property and equipment, net	4,501,636	4,725,523

OTHER ASSETS:
Goodwill and other intangible assets, net	737,749	749,907
Other long-term assets	452,356	174,208
Total other assets	1,190,105	924,115
TOTAL ASSETS	$17,468,218	$16,842,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,022,590	$1,633,263
Accrued employee compensation	1,168,502	1,010,512
Other accrued expenses	500,309	541,857
Liabilities from discontinued operations (Note 8)	106,880	192,801
Line of Credit (Note 9)	518,952	—
Current maturities of long term debt (Note 9)	58,180	58,180
Deferred revenue and other current liabilities	87,558	97,508
Total current liabilities	4,462,971	3,534,121

LONG-TERM LIABILITIES:
Long term debt, less current maturities (Note 9)	2,254,084	2,271,299
Liabilities from discontinued operations (Note 8)	95,000	215,040
Other liabilities	387,030	406,777
Total Liabilities	7,199,085	6,427,237

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,831,896 and 6,827,592 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	68,319	68,276
Loan receivable from Director and former CEO (Note 7)	(1,000,000)	(1,000,000)
Additional paid-in capital	21,897,849	21,888,234
Accumulated deficit	(10,697,035)	(10,541,301)
Total stockholders’ equity	10,269,133	10,415,209
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,468,218	$16,842,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,734)	$(253,547)
Less: income from discontinued operations	135,000	—
Loss from continuing operations	(290,734)	(253,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316,397	328,975
Provision for doubtful accounts	6,500	—
Changes in operating assets and liabilities:
Accounts receivable	(12,017)	612,008
Inventories	(108,811)	169,100
Prepaid expenses and other assets	(81,676)	(145,056)
Other long-term assets	(121,345)	(51,615)
Accounts payable	389,327	(188,988)
Accrued employee compensation	157,990	131,051
Other accrued expenses	(41,549)	151,945
Deferred revenue and other current liabilities	(9,950)	(4,302)
Other liabilities	(19,747)	(10,366)
Net cash provided by operating activities	184,385	739,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(71,153)	(20,304)
Net cash used in investing activities	(71,153)	(20,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,658	14,157
Repayments of long-term debt	(17,214)	(24,378)
Borrowings on line of credit, net of $166,002 of related expenses	352,950	—
Restricted cash - line of credit	(69,990)	—
Net cash provided (used) in financing activities	275,404	(10,221)
INCREASE IN CASH AND CASH EQUIVALENTS:	388,636	708,680
Cash used in discontinued operations	(70,961)	(71,169)
Cash and cash equivalents, beginning of year	967,185	975,649
Cash and cash equivalents at end of period	$1,284,860	$1,613,160
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and former CEO (Note 6)	$—	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

Overview

The accompanying unaudited Condensed Consolidated Financial Statements of Boston Biomedica, Inc (the “Company”, “Boston Biomedica, Inc.” or “BBI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 as discussed further hereunder in the following paragraph.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K filing for the fiscal year ended December 31, 2003; also see the Company’s Form 8-K filing dated April 16, 2004.

On April 16, 2004, Boston Biomedica, Inc. announced that it has signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech Divisions to SeraCare Life Sciences, Inc. (“SeraCare”) of Oceanside, California (the “Asset Sale”). The closing, which is expected to occur by August 15, 2004, is subject to a number of conditions, including the approval of the transaction by BBI stockholders and SeraCare’s receipt of sufficient financing to complete the transaction.   In addition,  BBI also announced on April 16, 2004 that it has entered into a non-binding Letter of Intent (“LOI”) to sell the assets and selected liabilities of its BBI Source Scientific Division (BBI’s California-based Laboratory Instrumentation Division) to an entity to be jointly owned 70% by Mr. Richard W. Henson and Mr. Bruce A. Sargeant and 30% by BBI.   Accordingly, if the above noted transactions occur as anticipated, operating results for the three months ended March 31, 2004 are not expected to be indicative of the results that may be expected for the year ending December 31, 2004 nor subsequent years.  See Note 3 of Notes to Condensed Consolidated Financial Statements hereunder.

Deferred Costs

The Company has deferred approximately $51,000 of transaction costs as of March 31, 2004 associated with the above noted Asset Purchase Agreement. Assuming the transaction contemplated by the Asset Purchase Agreement closes as anticipated, these deferred transaction costs will be included in the final gain computation associated with the Asset Purchase Agreement, otherwise the Company may be required to write off these costs if the transaction does not proceed as anticipated.  In addition, as discussed further in Note 9 of Notes to Condensed Consolidated Financial Statements hereunder, the Company has deferred approximately $157,000 of costs as of March 31, 2004 associated with obtaining a line of credit. These costs are being amortized to expense on a straight-line basis over the three year life of the agreement.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  At March 31, 2004, the Company has six stock-based compensation plans, which are described in further detail in the Company’s Annual Report on Form 10-K to the United States Securities and Exchange Commission for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net (loss) and net (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003
Net loss - as reported	$(155,734)	$(253,547)
Add back: Stock-based compensation in net loss, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(144,008)	(129,120)
Net loss - pro forma	$(299,742)	$(382,667)
Basic and Diluted net loss per share - as reported	$(0.02)	$(0.04)
Basic and Diluted net loss per share - pro forma	$(0.04)	$(0.06)

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

Use of Estimates

To prepare the financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on the disposition of the Company’s discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in determining the ultimate cost of abandoning  a lease (associated with discontinued operations) at a facility no longer being utilized, in estimates regarding the collectability of accounts receivable, realizability of loans made to a director and former Chief Executive Officer  including sufficiency of collateral, deferred tax assets, the net realizable value of its inventory, as well as an estimate for remaining liabilities associated with discontinued operations. On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

(2) Recent Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Standard is effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 has not had a material effect on the Company’s condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Standard is effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS No. 150 has not had a material effect on the Company’s condensed consolidated financial statements.

(3)  Subsequent Events

On April 16, 2004, BBI announced that it signed an Asset Purchase Agreement   to sell substantially all the assets and selected liabilities of its BBI Diagnostics and BBI Biotech business units to SeraCare (the “Asset Sale”). The purchase price is $30 million in cash, plus the assumption of certain liabilities related to the BBI Diagnostics and BBI Biotech business units, and is subject to adjustment at closing based on the value of the net assets being sold. Of the $30.0 million purchase price, $2.5 million will be held in escrow for a period of 18 months following the closing.  The closing, which is expected to occur by August 15, 2004, is subject to a number of conditions, including the approval of the transaction by BBI stockholders and SeraCare’s receipt of sufficient financing to complete the transaction. SeraCare expects to finance the transaction primarily with debt, along with some equity financing, and has agreed to use commercially reasonable efforts to obtain the financing through August 15, 2004.  A proforma summary of net assets and liabilities held for sale which are contemplated to be sold pursuant to the Asset Purchase Agreement is as follows, assuming the commitment to a plan of action had occurred as of March 31, 2004 :

	BBI Diagnostics	BBI Biotech
Assets and liabilities to be sold pursuant to an Asset Purchase Agreement:
Accounts Receivable, net	$1,619,804	$1,603,329
Inventory	5,289,254	516,676
Prepaid assets	78,550	86,291
Fixed Assets, net	2,543,475	1,794,020
Other assets	38,626	167,008
Accounts payable	(1,087,583)	(630,982)
Accrued expenses and compensation	(749,960)	(336,927)
Short Term Debt/other	(67,649)	(340,595)
Long Term Debt - Mortgage	(2,244,856)	—
Net Assets and Liabilities held for Sale, excluding facility operating lease obligations also to be assumed:	$5,419,661	$2,858,820

In addition, BBI announced on April 16, 2004 that it has entered into a non-binding Letter of Intent (“LOI”) to sell certain assets and selected liabilities of its BBI Source Scientific Division (BBI’s California-based Laboratory Instrumentation Division) to a newly formed entity to be jointly owned 70% by Mr. Richard W. Henson and Mr. Bruce A. Sargeant and 30% by BBI.  The LOI calls for BBI to receive a three year promissory note in the aggregate principal amount of $900,000. The LOI also calls for the new instrumentation company to provide engineering, manufacturing and other related services for BBI’s pressure cycling technology products until September 30, 2005.   Negotiations remain ongoing as of May 2004.

Simultaneously with the announcement of the Asset Sale, BBI stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale. BBI expects to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer. The remaining net proceeds from the Asset Sale, after taxes and transaction fees, which is estimated to be between $1.0 million and $2.0 million, plus any portion of the escrowed amount released to BBI, are expected to be used primarily for working capital for the Company’s pressure cycling technology activities.

(4)  Inventories

Inventories, which include component parts used in the manufacture of laboratory instrumentation and PCT products, consisted of the following:

	March 31, 2004	December 31, 2003

Raw materials	$3,468,558	$3,549,826
Work-in-process	1,347,968	1,124,883
Finished goods	1,817,303	1,850,309
	$6,633,829	$6,525,018

(5)  Segment Reporting and Related Information

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

As of March 31, 2004, the Company had four operating segments.  The Diagnostics segment serves the worldwide in vitro diagnostics industry, including users and regulators of their test kits, with quality control products, and test kit components. The Biotech segment pursues third party contracts to help fund the development of products and services for the other segments, primarily with agencies of the United States Government.   The Laboratory Instrumentation segment (BBI Source Scientific, Inc.) sells diagnostic instruments primarily to the worldwide in vitro diagnostic industry on an OEM basis, and also performs in-house instrument servicing. The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid and protein extraction from cells and tissues, and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September of 2002.  PCT Revenue to date consists primarily of both private and public (NIH) funding of segment research and, commencing in late 2002, from the sale of PCT products.  Most of the expenditures incurred by this segment are for ongoing research and development expenses, marketing and sales expenses, and general management expenses including patent costs.  See also Note 3 of Notes to Condensed Consolidated Financial Statements.

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

Operating segment revenue was as follows:

	Three Months Ended March 31,
Segment revenue:	2004	2003
Diagnostics	$2,855,000	$2,869,000
Biotech	2,312,000	2,287,000
Laboratory Instrumentation	537,000	514,000
PCT	133,000	253,000
Eliminations	(286,000)	(280,000)
Total Revenue	$5,551,000	$5,643,000

Operating segment income (loss) was as follows:

	Three Months Ended March 31,
Segment operating income (loss):	2004	2003
Diagnostics	$390,000	$458,000
Biotech	(77,000)	(57,000)
Laboratory Instrumentation	(146,000)	(209,000)
PCT	(395,000)	(382,000)
Operating loss from continuing operations	$(228,000)	$(190,000)

Identifiable corporate and operating segment assets are all located in the United States as follows:

Identifiable corporate and segment assets:	March 31, 2004	December 31, 2003
Corporate	$1,532,000	$1,277,000
Diagnostics	9,537,000	9,447,000
Biotech	4,276,000	3,903,000
Laboratory Instrumentation	1,215,000	1,234,000
PCT	908,000	981,000
Total assets	$17,468,000	$16,842,000

Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

(6)  Computation of Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are antidilutive are excluded from the calculation.    Potentially dilutive securities having a net effect of 14,599 and 7 common shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three months ended March 31, 2004 and 2003, respectively.   The net loss per share computation for the three months ended March 31, 2004 and 2003 reflects the issuance of 4,034 and 7,047, respectively, of additional shares of common stock purchased by employees through their participation in the Company’s employee stock purchase plan.

	Three Months Ended March 31,
	2004	2003
Weighted Average Shares Outstanding, basic	6,828,585	6,789,389
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	—	—
Weighted Average Shares Outstanding, diluted	6,828,585	6,789,389
Loss from continuing operations	$(290,734)	$(253,547)
Income from discontinued operations	135,000	—
Net loss	$(155,734)	$(253,547)
Loss per share from continuing operations, basic and diluted	$(0.04)	$(0.04)
Income per share from discontinued operations-basic & diluted	0.02	—
Net loss per share-basic & diluted	$(0.02)	$(0.04)

(7)  Related Party Transaction

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current Chief Executive Officer.  The loans from the financial institution to the entity controlled by Mr. Schumacher, which are personally guaranteed by Mr. Schumacher, were originally secured by collateral which includes certain real property owned by Mr. Schumacher and all of his shares of common stock held in the Company.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. The Company’s pledge of $1,000,000 was made to assist Mr. Schumacher in refinancing his indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and a special committee of the independent directors of the Board of Directors, evaluated a number of options and concluded that the pledge of the $1,000,000 interest bearing deposit was the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.

In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to a financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 (plus accrued interest) from Mr. Schumacher. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The Company  reflected the $1,000,000 pledge as restricted cash on its balance sheet as of December 31, 2002 until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholders’ equity.

As of March 31, 2004, the Company evaluated the recoverability of the $1,000,000 loan receivable from Mr. Schumacher. The Company’s review includes an evaluation of the remaining collateral associated with the loan. The Company maintains a junior interest in this collateral.  The remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral, the Company considers the balance of a loan outstanding ($494,830 as of March 31, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.

The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At March 31, 2004, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of March 31, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of impairment. Based on the Company’s assessment as of and through May 2004, the Company estimates that the value of the collateral approximates or exceeds the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

(8) Disposition of Assets

In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, sold the business and certain assets and liabilities of its clinical laboratory business to a third party for an adjusted purchase price of $8,958,000.  The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date.  The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.  In accordance with a transition services agreement, the Company operated the business until December 2001; substantially all costs associated with operating the business subsequent to the closing date were borne by the purchaser.

On March 4, 2004, the Company entered into a lease termination agreement with the landlord relative to the facility previously occupied by BBICL.  The agreement provides for a series of reduced payments over a nine

month period ending in late 2004 in return for the Company vacating the facility on or before May 31, 2004.   Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this lease termination agreement and reduction of the related liability. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $202,000 as of March 31, 2004.  The major component of this accrual is the remaining payments associated with the lease termination agreement and the remainder for other miscellaneous costs associated with exiting this business segment. In prior years, the Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002. These gains may be subject to future adjustments as the Company completes the process of exiting this business.  The Company utilized in 2001 certain prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the income tax effect of this gain.

(9) Debt

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The revolving line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the revolving line of credit are limited to commercially standard terms and percentages of accounts receivable. The revolving line of credit contains financial and other customary covenants, including a minimum debt service coverage ratio and certain restrictions on the payments of dividends and incurring additional debt. The amount borrowed under this revolving line of credit was $518,952 as of March 31, 2004 and is classified as short term debt on the accompanying balance sheet as of March 31, 2004.  In accordance with the provisions of the revolving line of credit agreement, all cash receipts of the Company associated with trade accounts receivable are deposited into a restricted bank account.  This account balance of $69,990 is reported as restricted cash on the accompanying balance sheet as of March 31, 2004. The Company has incurred approximately $157,000 of costs as of March 31, 2004 associated with obtaining the revolving line of credit.  These costs have been deferred and are being amortized to expense on a straight-line basis over the three year life of the agreement.

Subsequent to the end of the quarter, the Company was notified by the lender under this revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare Life Sciences pursuant to the Asset Purchase Agreement described in Note 3 of Notes to Condensed Consolidated Financial Statements preceding, the Company is in technical default with respect to this revolving line of credit. The lender, however, has advised the Company it is not taking any immediate action at this time. The Company is continuing discussions with the lender at this time.

(10) Commitments and Contingencies

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

Licensing Agreements/Customer Claims

In the first quarter of 2004, the Company received unrelated communications from three parties relative to licensing, royalty and product performance issues.  One party has requested additional information to determine whether the Company may owe additional royalties on products sold under a patent license agreement; the Company believes it has made all required royalty payments under its patent license agreement with this entity.  Another party has alleged that certain products sold by the Company used component materials patented by that third party.  A customer has alleged that the Company supplied defective products that were subsequently incorporated into the customer’s end user products that were recalled.  The Company is in the process of investigating and gathering additional information in order to respond to these inquiries.  While the Company cannot estimate the amount of a loss, if any, associated with the resolution of these allegations, the Company disputes all of these allegations and intends to vigorously pursue all defenses available to the Company.

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

Leases

On March 1, 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq. ft. of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  Assuming occupancy of the new facility by the Company on August 1, 2004, the landlord has agreed to terminate in full the Company’s remaining obligations pursuant to an existing facility lease which was scheduled to terminate in November 2006.   Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

On April 16, 2004, Boston Biomedica, Inc. (“BBI” or the “Company”) announced that it has signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of its assets, which consist of the assets of its BBI Diagnostics and BBI Biotech business units to SeraCare Life Sciences, Inc. (“SeraCare”) of Oceanside, California (the “Asset Sale”). The purchase price is $30 million in cash, plus the assumption of certain liabilities related to the BBI Diagnostics and BBI Biotech business units, and is subject to adjustment at closing based on the value of the net assets being sold. Of the $30.0 million purchase price, $2.5 million will be held in escrow for a period of 18 months following the closing.

The closing, which is expected to occur by August 15, 2004, is subject to a number of conditions, including the approval of the transaction by BBI stockholders and SeraCare’s receipt of sufficient financing to complete the transaction. SeraCare expects to finance the transaction primarily with debt, along with some equity financing, and has agreed to use commercially reasonable efforts to obtain the financing through August 15, 2004.

On April 16, 2004, SeraCare entered into voting agreements (the “Voting Agreements”) with each of Mr. Richard T. Schumacher, BBI’s founder and a Director, and Mr. Richard Kiphart, his daughter and Shoreline Micro-Cap Fund I LP, a fund of which Mr. Kiphart serves as general partner and has the sole power to vote and dispose or direct the disposition of shares held by such fund. Under the Voting Agreements, these stockholders, who collectively hold an aggregate of approximately 32% of BBI’s total outstanding shares entitled to vote at the stockholders meeting, have agreed to vote their shares in favor of the Asset Sale in accordance with the Voting Agreements.  The foregoing description of the Asset Purchase Agreement and Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement.

BBI has amended its Shareholder Rights Agreement to provide that none of the following events will trigger the rights under that agreement: (i) the execution and delivery of the Asset Purchase Agreement, (ii) the execution of the Voting Agreements, (iii) the granting of proxies to vote common stock of BBI by each of Richard T. Schumacher and Richard Kiphart (together with his related parties) to SeraCare pursuant to the Voting Agreements, and (iv) the completion of the transactions under the Asset Purchase Agreement and the taking of actions under the Voting Agreements. The foregoing description of the amendment to the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1 to Rights Agreement.

Simultaneously with the announcement of the Asset Sale, BBI stated its intention to commence a tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale. BBI expects to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer. The remaining net proceeds from the Asset Sale, after taxes and transaction fees, which is estimated to be between $1.0 and $2.0 million, plus any portion of the escrowed amount released to BBI, are expected to be used for working capital for the Company’s pressure cycling technology activities.

BBI also announced on April 16, 2004 that it has entered into a non-binding Letter of Intent (“LOI”) to sell the assets and selected liabilities of its BBI Source Scientific Division (BBI’s California-based Laboratory Instrumentation Division) to a newly formed entity to be jointly owned 70% by Mr. Richard W. Henson and Mr. Bruce A. Sargeant and 30% by BBI.  The LOI calls for BBI to receive a three year promissory note for the aggregate principal amount of $900,000. The LOI also calls for the new instrumentation company to provide engineering, manufacturing and other related services for BBI’s pressure cycling technology products until September 30, 2005.   Negotiations remain ongoing at this time.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue

Total revenue amounted to $5,551,000 in the first quarter of 2004, a decrease of $92,000 or 1.6% from $5,643,000 in the first quarter of 2003. The decrease in revenue was the result of a slight decrease in product revenue of $24,000 or 0.7% to $3,264,000 in the first quarter of 2004 from $3,288,000 in the first quarter of 2003, coupled with a 2.9% or $68,000 decrease in service revenue to $2,287,000 in the first quarter of 2004 as compared to service revenue of $2,355,000 in the first quarter of 2003.

Product Revenue.  The decrease in product revenue occurred primarily in the PCT segment, which had no unit sales in the first quarter of 2004. In addition, the Diagnostics segment had slightly lower sales to international customers as European distributors had increased purchases in the fourth quarter of 2003 in advance of the December 8, 2003 deadline for importing non-CE marked products.  The Company continues to have very limited sales of its PCT products, as sales of these products continues to be slower than expected.

Service Revenue.  The decrease in service revenue occurred at the PCT segment and was primarily related to a lower level of SBIR research grants partially offset by an increase in commercial service work performed at its Biotech segment.

Gross Profit

Overall gross profit decreased 0.5% or $10,000, to $2,176,000 in the first quarter of 2004 from $2,186,000 in the first quarter of 2003.  Product gross profit decreased $155,000 or 9.3%, to $1,515,000 in the first quarter of 2004 from $1,670,000 in the first quarter of 2003; product gross margin decreased to 46.4% in the first quarter of 2004 from 50.8% in the first quarter of 2003.  Services gross profit increased $145,000 or 28.1% to $661,000 in the first quarter of 2004 from $516,000 in the first quarter of 2003, while service gross margin increased to 28.9% in the first quarter of 2004 from 21.9% in the first quarter of 2003.

Product Gross Margin.  The decrease in product gross margin was primarily due to a product mix shift to lower margin products sold by the Diagnostics segment.

Service Gross Margin.   The service gross margin increase was primarily due to service revenues at the Biotech segment associated with higher margin commercial services, partially offset by higher facility related costs.

Research and Development

Research and development expenditures increased 21.9%, or $88,000, to $489,000 in the first quarter of 2004 from $401,000 in the first quarter of 2003.  The increased level of expenditures was associated primarily with ongoing work associated with development of a less expensive and smaller, bench top version of the PCT Barocycler™ which the Company presently plans to have ready for commercial sale in the third quarter of 2004.

Selling and Marketing

Selling and marketing expenses decreased by 10.6%, or $86,000, to $722,000 in the first quarter of 2004 from $808,000 in the first quarter of 2003, associated with a reduced level of trade show activities in the first quarter of 2004 coupled with several temporarily vacant sales positions in the first quarter of 2004 at both the PCT and  Diagnostics segments.

General and Administrative

General and administrative costs, totaled $1,192,000, an increase of $25,000 or 2.1% from $1,167,000 in the first quarter of 2003.   The first quarter of 2004 included increased leased facility expenses, certain monthly commitment and servicing fees associated with a new line of credit effective February 2004, and increased legal fees associated with PCT patent related work.  The first quarter of 2003 included costs associated with legal and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003, to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer was employed.  The Company also incurred increased legal fees associated with the March 2003 adoption of a Shareholders Purchase Rights Plan.

Operating Loss from Continuing Operations

Operating loss from continuing operations amounted to $228,000 in the first quarter of 2004 as compared to an operating loss of $190,000 in the first quarter of 2003. The Diagnostics segment’s operating income decreased to $390,000 in the first quarter of 2004 from $458,000 in the first quarter of 2003, associated with a 0.5% decline in product revenue and a sales mix shift to lower margin products.  The operating loss of the PCT segment increased to $395,000 in the first quarter of 2004 from $382,000 in the first quarter of 2003 primarily due to increased research and development activities associated with development of a less expensive and smaller, bench top version of the PCT Barocycler™,  consulting fees paid to the Company’s former Chairman and Chief Executive Officer, and increased legal fees associated with PCT patent related work.  The Laboratory Instrumentation segment’s operating loss decreased to $146,000 in the first quarter of 2004 from $209,000 in the first quarter of 2003; this segment recorded a slight increase in revenue associated with development services for a less expensive and smaller, bench top version of the PCT Barocycler™.  Operating income at the Biotech segment was relatively unchanged.

Interest Expense

Net interest expense decreased to $64,000 in the first quarter of 2004 as compared to $73,000 in the first quarter of 2003.  The first quarter of 2004 included interest expense associated with borrowings on the Company’s line of credit, which became effective on February 5, 2004.   Interest expense incurred in the first quarter of 2003 included $13,000 of increased fees due to the Company’s default of a mortgage covenant in 2003; the Company failed to meet its debt service coverage covenant for the year ended December 31, 2002, but in the first quarter of 2003 the financial institution waived this default and the Company’s other defaults relating to reports and the termination of the Company’s former Chairman and Chief Executive Officer. The fees were incurred to waive these defaults. The Company also failed to meet its debt service coverage covenant for the year ended December 31, 2003, but in the first quarter of 2004 the financial institution waived this default without penalty.

Loan Receivable from Director and Former Chairman and Chief Executive Officer

As of March 31, 2004, the Company evaluated the recoverability of a $1,000,000 loan receivable from Mr. Richard T. Schumacher, a Director and the Company’s current Chief Executive Officer, which is reflected on its balance sheet in stockholders’ equity as a loan receivable as of December 31, 2003 and March 31, 2004. The Company’s review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral.  As of March 31, 2004, the remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral for the Company’s $1,000,000 receivable, the Company considers the balance of a loan outstanding ($494,830 as of March 31, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At March 31, 2004, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of March 31, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of impairment.  Based on the

Company’s assessment as of and through April 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

Income Taxes

In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized an income tax benefit associated with the loss from operations in the first quarter of 2004 and the first quarter of 2003.  Income tax expense in the first quarter of both 2004 and 2003 relates to various state income taxes.

Discontinued Operations

On March 4, 2004, the Company entered into a lease termination agreement with the landlord of the facility previously occupied by BBI Clinical Laboratories, Inc., formerly a wholly-owned subsidiary of the Company.  The agreement calls for a series of reduced payments over the next nine months in return for the Company vacating the facility on or before May 31, 2004.   Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this favorable early termination lease agreement. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $202,000 as of March 31, 2004.

Net Loss

The Company had a net loss of $156,000 in the first quarter of 2004 as compared to a net loss of $254,000 in the first quarter of 2003 as explained in further detail above.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s working capital position, excluding restricted cash of $69,990 as of March 31, 2004, decreased to $7,314,000 as of March 31, 2004 from $7,659,000 as of December 31, 2003.

Net cash provided by operations for the three months ended March 31, 2004 was $184,000 as compared to net cash provided by operations of $739,000 for the three months ended March 31, 2003.  Cash provided by operations during the first three months of 2004 was primarily the result of an increase in trade accounts payable, partially offset by cash used by operations primarily due to increases in inventory, costs associated with obtaining a line of credit in the first quarter of 2004, and a security deposit requirement associated with entering into a new facility lease agreement in Frederick MD in March 2004.   Cash provided by operations during the first three months of 2003 was primarily the result of favorable cash collections of certain governmental contract receivables as well as reduced inventory purchases.

Net cash used in investing activities for the three months ended March 31, 2004 was $71,000 compared to $20,000 for the three months ended March 31, 2003.  The Company made certain purchases of laboratory equipment in the first quarter of 2004 whereas in year 2003, the Company curtailed capital expenditures in conjunction with its efforts to seek additional capital.

Net cash provided by financing activities for the three months ended March 31, 2004 was $275,000 compared to cash used of $10,000 during the three months ended March 31, 2003.  The Company has drawn approximately $519,000 (excluding $166,000 of related expenses) on a new line of credit which became effective in February 2004 as discussed further hereunder.

Revolving Line of Credit

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The revolving line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the revolving line of credit are limited to commercially standard terms and percentages of accounts receivable at present. The revolving line of credit contains financial and other covenants, including a minimum debt service coverage ratio and certain restrictions on the payments of dividends and incurring additional debt. The amount borrowed pursuant to this revolving line of credit was $518,952 as of March 31, 2004.  In accordance with the provisions of the revolving line of credit agreement, all cash receipts of the Company associated with trade accounts receivable are deposited into a restricted bank account.  This account balance of $69,990 is reported as restricted cash on the accompanying balance sheet as of March 31, 2004.  The Company has incurred approximately $157,000 of costs as of March 31, 2004 associated with obtaining the revolving line of credit.  These costs have been deferred and are being amortized to expense on a straight-line basis over the three year life of the agreement.  On April 30, 2004, the Company was notified by the lender under this revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare pursuant to the Asset Purchase Agreement between the Company, BBI Biotech Research Laboratories and SeraCare that it is in technical default with respect to this revolving line of credit.  The lender, however, has advised the Company it is not taking any immediate action at this time. The Company is continuing discussions with the lender at this time.

Summary

Based on current forecasts and the recent establishment of a three year, $2,500,000 line of credit, management believes the Company has sufficient liquidity to finance operations for the next twelve months.   Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds.  There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all.  If adequate funds are not available when needed, the Company may be required to further reduce certain of its  costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.

The Company has considered various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company’s stockholders.  On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth.  As described previously, on April 16, 2004,  the Company entered into an Asset Purchase Agreement  to sell substantially all of its assets, which consists of the assets of its BBI Diagnostics and BBI Biotech business units to SeraCare.  The purchase price is $30 million in cash, plus the assumption of certain liabilities related to the BBI Diagnostics and BBI Biotech business units, and is subject to adjustment at closing based on the value of the net assets being sold. Of the $30.0 million purchase price, $2.5 million will be held in escrow for a period of 18 months following the closing.  In addition,  BBI also announced on April 16, 2004 that it has entered into a non-binding Letter of Intent (“LOI”) to sell the assets and selected liabilities of its BBI Source Scientific business unit (BBI’s California-based Laboratory Instrumentation Division) to a newly formed entity to be jointly owned 70% by Mr. Richard W. Henson and Mr. Bruce A. Sargeant and 30% by BBI.   Simultaneously with the announcement of the Asset Sale, BBI stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the sale to SeraCare. BBI expects to use up to $21.0 million of the after-tax net proceeds from the sale to SeraCare to purchase shares of its common stock tendered in the tender offer. The remaining net proceeds from the sale to SeraCare, after taxes and transaction fees, which is estimated to be between $1.0 and $2.0 million, plus any portion of the escrowed amount released to BBI, are expected to be used primarily for working capital for the Company’s pressure cycling technology activities. Accordingly, if the above noted transactions occur as anticipated, the remaining entity will be comprised primarily of PCT related assets and liabilities; operating results for the three months ended March 31, 2004 are not expected to be indicative of the results that may be expected for the year ending December 31, 2004 nor subsequent years.

Related Party Transaction

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current Chief Executive Officer.  The loans from the financial institution to the entity controlled by Mr. Schumacher, which are personally guaranteed by Mr. Schumacher, were originally secured by collateral which includes certain real property owned by Mr. Schumacher and all of his shares of common stock held in the Company.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. The Company’s pledge of $1,000,000 was made to assist Mr. Schumacher in refinancing his indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and a special committee of the independent directors of the Board of Directors, evaluated a number of options and concluded that the pledge of the $1,000,000 interest bearing deposit was the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.

In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to a financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 (plus accrued interest) from Mr. Schumacher. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The Company  reflected the $1,000,000 pledge as restricted cash on its balance sheet as of December 31, 2002 until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholders’ equity.

On February 14, 2003, the Company announced that its Board of Directors terminated Mr. Schumacher as Chairman and Chief Executive Officer, effective immediately.  Mr. Schumacher remained as a Director of the Company. Kevin W. Quinlan, President and Chief Operating Officer, continued to lead day-to-day operations.  A special committee of the Board of Directors was appointed to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer was employed.

On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  BBI Source Scientific, Inc. is the Company’s California-based instrument subsidiary, which developed and manufactures the PCT Barocycler™ instrument.  As part of this engagement, Mr. Schumacher continued to reevaluate the ongoing business prospects for both the Company’s Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it had with Mr. Schumacher.  Under the terms of the Consulting Agreement, Mr. Schumacher served in an advisory role directing the Company’s PCT and BBI Source Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigned to him.  In addition to these responsibilities, Mr. Schumacher also continued his lead role in working with William Blair & Co. the Chicago, an Illinois based investment banking firm retained by the Company in October 2002.    In connection with his Consulting Agreement, Mr. Schumacher was paid an annualized salary of $250,000.  In addition to his salary, Mr. Schumacher was eligible to receive, at the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he was also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

On April 20, 2004, the Board of Directors of BBI announced the appointment of Mr.  Schumacher to the Company’s open position of Chief Executive Officer (CEO), effective immediately.  Mr. Schumacher, the Founder of the Company, has served as a member of the Board of Directors of BBI since 1978, was the Company’s President from 1986 to 1999, and was CEO and Chairman of the Board from 1992 to February 2003. Mr. Schumacher is working as an employee of the Company pursuant to the terms of his existing consulting agreement.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies utilized by the Company in the preparation of the accompanying financial statements are set forth in Part I, Item 7 of the Company’s Form 10-K for the year ended December 31, 2003, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2003 except as noted below.

On April 16, 2004, Boston Biomedica, Inc. (“BBI”) announced that it has signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech Divisions to SeraCare Life Sciences, Inc. (“SeraCare”) of Oceanside, California (the “Asset Sale”).  Accordingly, in the second quarter of 2004, the Company intends to reclassify the above referenced assets and liabilities as a separate balance sheet category entitled “Assets Held for Sale”  in accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.   It is further anticipated the Company will cease depreciation and amortization, estimated at approximately $250,000 per quarter, on such long lived assets held for sale effective April 16, 2004, in accordance with the provisions of this accounting pronouncement.

Deferred costs

The Company has deferred approximately $51,000 of transaction costs as of March 31, 2004 associated with the above noted Asset Purchase Agreement. Assuming the transaction closes as anticipated, these costs will be included in the final gain computation associated with the Asset Purchase Agreement, otherwise the Company may be required to write off these costs if the transaction does not proceed as anticipated.  In addition, as discussed  in Note 9 of Notes to Condensed Consolidated Financial Statements hereunder, the Company has deferred approximately $157,000 of costs as of March 31, 2004 associated with obtaining a line of credit. These costs are being amortized to expense on a straight-line basis over the three year life of the agreement commencing February 2004.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company’s future contractual obligations as of March 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years

Mortgage payments*	$3,582,000	$287,000	$575,000	$575,000	$2,145,000
Operating Lease Obligations	51,000	21,000	30,000	—	—
Note Payable	15,000	5,000	10,000	—	—
Real Estate Facility Leases **	12,563,000	1,263,000	2,818,000	2,146,000	6,336,000
Revolving Line of Credit*****	—	—	—	—	—
Minimum future royalty payments***	—	—	—	—	—
Obligations relating to Discontinued Operations****	201,880	106,880	60,000	10,000	25,000
Total Contractual Obligations	$16,412,880	$1,682,880	$3,493,000	$2,731,000	$8,506,000

* Future monthly payments on this mortgage include principal and interest, based on a 20-year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.  During the first five years, the note carries an interest rate of 9.75%; after five years (March 2005), the rate charged will be .75% greater than the Corporate Base Rate then in effect. The information presented in the table above is presented using an assumed annual mortgage interest rate of 9.75% for all periods presented.

** The Company leases certain office space, repository, research and manufacturing facilities under operating leases with various terms through October 2007. The real estate leases for facilities located in Maryland include renewal options at either market or increasing levels of rent. The Company leases 27,000 square feet of space in

Garden Grove, California where its BBI Source business unit manufactures laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option.   In March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  Assuming occupancy of the new facility by the Company on August 1, 2004, the landlord has agreed to terminate in full the Company’s remaining obligations pursuant to an existing facility lease in Frederick, MD which was scheduled to terminate in November 2006.   Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter; these amounts are  included in the table above.

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

**** In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $201,880 as of March 31, 2004.   See also Note 8 of Notes to Condensed Consolidated Financial Statements hereunder, included in Part I, Item 1 of this Form 10-Q; amounts due pursuant to a lease termination agreement entered into in March 2004 are reflected in the above table.

*****In February 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender; any amounts due pursuant to this agreement are not included in the table.  The balance outstanding on this line of credit was $518,952 as of March 31, 2004.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from the Company’s Chief Executive Officer; the Company’s belief that it has sufficient liquidity to finance operations over the next twelve months; the Company’s expectation to complete the sale of its Diagnostics and Biotech business units to SeraCare and the Company’s expectation to complete the sale of its BBI Source Scientific business unit; the proceeds remaining from the purchase price received from SeraCare after payment of taxes and transaction fees and related costs; the Company’s plans following the closing of the sale of its Diagnostics, Biotech and BBI Source Scientific business units; the Company’s intent to commence an issuer tender offer following the completion of the sale of its Diagnostics and Biotech business units; and the anticipated future financial performance of the Company and its products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company’s best estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the Report to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which any of the Company’s forward-looking statements are based.

Factors, risks and uncertainties which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following:

•                  due to operational, scientific or technical difficulties in the implementation of the Company’s strategies and changes in customer demand, the Company’s sales to IVD test kit manufacturers and sales of ACCURUN and other quality control products may decline;

•                  the Company may not be successful in commercializing its Pressure Cycling Technology (“PCT”) products and services, or such activities  may take longer than currently expected;

•                  the Company may not have sufficient resources to develop new or improved PCT products;

•                  demand for commercial applications of PCT may not materialize as expected or may take longer than expected to materialize;

•                  PCT may also not be adaptable to any other commercially viable applications;

•                  certain PCT applications may not fall within the claims of the Company’s twelve issued U.S. patents;

•                  individuals and groups utilizing PCT may be able to license such technology from entities other than the Company;

•                  the Company may be unable to develop the end-user market for its quality control products;

•                  the Company may be unable to  grow the sales of its BBI Source Scientific business unit to the extent anticipated;

•                  the uncertainty of the renewal and full funding of contracts with National Institutes of Health (NIH);

•                  the Company may be unable to obtain an adequate supply of the unique and rare specimens of plasma and serum necessary for certain of its products;

•                  the potential for significant reductions in purchases by any of the Company’s major customers;

•                  the Company may be unable to obtain the necessary government approvals for certain of its products;

•                  the Company may be unable to compete effectively due to rapid changes in technology;

•                  the collateral securing the Company’s loan receivable from its Chief Executive Officer (as of April 20, 2004) may be impaired, and the Company may not be able to fully collect the principal and interest due on a $1,000,000 receivable from its Chief Executive Officer;

•                  the Company may be unable to comply with the financial and other covenants contained in the Company’s revolving line of credit;

•                  the risk that the transaction with SeraCare may not be completed due to the failure to satisfy or waive conditions to closing;

•                  the risk that the Company may be unable to agree on a definitive agreement to sell the assets of its BBI Source Scientific business unit or otherwise complete the sale of those assets;

•                  the risk that the continuity of the Company’s operations will be disrupted in the event the proposed transactions are not completed;

•                  the costs of completing the proposed asset sale transactions may exceed management’s estimates;

•                  the risk that the timing and amount of the tender offer purchase price may differ from what is presently anticipated or that the tender may not be able to be completed at all due to unanticipated events or other circumstances beyond the Company’s control, including unforeseen liabilities or contingencies reducing the amount of proceeds available for the tender offer;

•                  the risk that the Company will not have sufficient funds to operate its remaining business following the closing; and

•                    the risk that if expenses are higher than anticipated, or if revenues are lower than anticipated or if the Company is unable to complete the assets sale transactions, the Company may require additional capital sooner than expected and there can be no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, or that it will be successful in eliminating or scaling back certain of its activities.

Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s Annual Report to the United States Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003 and in the Company’s other reports and statements the Company files from time to time with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2004,  the Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the execution and delivery of the Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare, on April 16, 2004, SeraCare   entered into voting agreements (the “Voting Agreements”) with each of Mr. Richard T. Schumacher, BBI’s founder, Chief Executive Officer and a Director, and Mr. Richard Kiphart, his daughter and Shoreline Micro-Cap Fund I LP, a fund in which Mr. Kiphart serves as general partner and has the sole power to vote and dispose or direct the disposition of shares held by such fund. Under the Voting Agreements, these stockholders, who collectively hold an aggregate of approximately 32% of BBI’s total outstanding shares entitled to vote at the stockholders meeting, have agreed to vote their shares in favor of the sale of assets of the Company’s Diagnostics and Biotech business units contemplated by the Asset Purchase Agreement, in accordance with the Voting Agreements.

Prior to the execution and delivery of the Asset Purchase Agreement and the Voting Agreements, BBI amended its Rights Agreement dated February 27, 2003 to provide that none of the following events will trigger the preferred share purchase rights under that agreement: (i) the execution and delivery of the Asset Purchase Agreement, (ii) the execution of the Voting Agreements, (iii) the granting of proxies to vote common stock of BBI by each of Richard T. Schumacher and Richard Kiphart (together with his daughter and Shoreline Micro-Cap Fund I LP, a fund in which Mr. Kiphart serves as general partner ) to SeraCare pursuant to the Voting Agreements, and (iv) the completion of the transactions under the Asset Purchase Agreement and the taking of actions under the Voting Agreements. The foregoing description of the preferred share purchase rights and the amendment to the Rights Agreement is qualified in its entirety by reference to Amendment No. 1 to Rights Agreement, which was filed with SEC on Form 8-A/A on April 16, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,304,000 remains outstanding as of March 31, 2004. Pursuant to this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2003, but in the first quarter of 2004 the financial institution waived this default without penalty.

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The revolving line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the revolving line of credit are limited to commercially standard terms and percentages of accounts receivable at present. The revolving line of credit contains a covenant regarding a minimum debt service coverage ratio,  provides certain restrictions on the payments of dividends and incurring additional debt, and contains other standard covenants. On April 30, 2004, the Company was notified by the lender under this revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare pursuant to the Asset Purchase Agreement between the Company, BBI Biotech Research Laboratories and SeraCare that it is in technical default with respect to this revolving line of credit.  The lender, however, has also advised the Company of its decision to not take any immediate action at this time and the Company remains in ongoing discussions with the lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. L.P.	K**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**

4.15	Amendment No. 1 to Rights Agreement dated April 16, 2004	S**

10.1	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**

10.2	1987 Non-Qualified Stock Option Plan*	A**

10.3	Employee Stock Option Plan*	A**

10.4	1999 Non-Qualified Stock Option Plan*	I**

10.5	1999 Employee Stock Purchase Plan*	I**

10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.7	Loan Agreement dated March 31, 2000	C**

10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.10

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	R**

10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	R**

10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	R**

10.33	Lease Termination Agreement dated March 4, 2004 between Manafort Family LLC and Boston Biomedica, Inc.	Filed herewith

10.34	Description of Severance Agreement between Boston Biomedica, Inc. and Richard D’Allessandro as of March 21 2001.	Filed herewith*

10.35	Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	Filed herewith

10.36	Early Termination of Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	Filed herewith

10.37	Asset Purchase Agreement dated April 16, 2004, by and between Boston Biomedica, Inc., BBI Biotech Research Laboratories, Inc. and Seracare Life Sciences, Inc.	S**

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

R                            Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

S                             Incorporated by reference to the registrant’s Current Report on Form 8-K filed April 16, 2004.

*                             Management contract or compensatory plan or arrangement.

**                      In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) Reports on Form 8-K.

The Company  filed no reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON BIOMEDICA, INC.
(Registrant)

Date:	May 14, 2004	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan,
President, Chief Operating Officer and Treasurer

		By:	/s/ Michael N. Avallone
Michael N. Avallone
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. L.P.	K**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**

4.15	Amendment No. 1 to Rights Agreement dated April 16, 2004	S**

10.2	1987 Non-Qualified Stock Option Plan*	A**

10.3	Employee Stock Option Plan*	A**

10.4	1999 Non-Qualified Stock Option Plan*	I**

10.5	1999 Employee Stock Purchase Plan*	I**

10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.7	Loan Agreement dated March 31, 2000	C**

10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.10

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.26	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.27	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	R**

10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	R**

10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	R**

10.33	Lease Termination Agreement dated March 4, 2004 between Manafort Family LLC and Boston Biomedica, Inc.	Filed herewith

10.34	Description of Severance Agreement between Boston Biomedica, Inc and Richard D’Allessandro as of March 21, 2001.	Filed herewith*

10.35	Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	Filed herewith

10.36	Early Termination of Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	Filed herewith

10.37	Asset Purchase Agreement dated April 16, 2004, by and between Boston Biomedica, Inc., BBI Biotech Research Laboratories, Inc. and Seracare Life Sciences, Inc.	S**
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

R                            Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

S                             Incorporated by reference to the registrant’s Current Report on Form 8-K filed April 16, 2004.

*                             Management contract or compensatory plan or arrangement.

**                      In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.