Form 10-K/A
period 2003-12-31
BOSTON BIOMEDICA INC
filed 2004-06-28
CIK 830656

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

        As of February 27, 2004, there were 6,827,592 shares of the registrant's common stock outstanding.

 INTRODUCTORY NOTE

        This amendment to BBI's Form 10-K for the fiscal year ended December 31, 2003 is being filed to amend the following items as follows:

  •
  Part I, Item 1, Business, is amended to provide further disclosure regarding the Company's material contracts identified under the heading "Contract Research and Services" and to clarify that the seasonality of the Company's off-the-shelf Diagnostics Products as described under the heading "Seasonality" is due to customer purchasing patterns;

  •
  Part II, Item 5, is amended to clarify that the Company did not sell any unregistered securities during fiscal 2003;

  •
  Part II, Item 7, Management's Discussion and Analysis of Results of Operation and Financial Condition, is amended to (i) revise the disclosure under the heading "Years Ended December 31, 2003 and 2002" to provide further quantification regarding the Company's change in service revenue, (ii) revise the disclosure under the heading "Years Ended December 31, 2002 and 2001" to further explain why the Company believed product sales at the Biotech segment decreased from 2001 to 2002, (iii) revise the disclosure under the heading "Liquidity and Capital Resources" to discuss and analyze the material changes in the underlying drivers of cash flows from operations and to discuss the Company's liquidity on both a long-term and short-term basis, and (iv) revise the disclosure under the heading "Risk Factors" to delete certain risk factors which the Company believes present immaterial risks and to provide additional disclosure in the risk factor relating to claims of infringement by the Company on other parties intellectual property; and

  •
  Part III, Item 10, Executive Officers and Directors, is amended to provide the business experience for Mr. Thomas Vogel for the past five years.

        In connection with these amendments, the Company's Chief Executive Officer and Chief Financial Officer have each provided the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and under Section 906 of the Sarbanes-Oxley Act of 2002. These certifications are filed as exhibits 31.2, 31.2, 32.1 and 32.2.

        Other than the changes outlined above, the Company has made no other changes (including, without limitation, to its financial statements) to the Form 10-K as filed with the SEC on March 29, 2004.

PART I

ITEM 1. BUSINESS.

General

        Boston Biomedica, Inc. ("BBI") and its wholly-owned subsidiaries (together, "the Company"), provide products and services for the detection and treatment of infectious diseases such as AIDS and Viral Hepatitis. The Company was organized as a "C" corporation in Massachusetts on August 15, 1978 and commenced significant operations in 1986. The Company has the following four business units, which are comparable to operating segments (the terms "business units" and "operating segments" are used herein interchangeably):

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

  (3)
  BBI Source Scientific ("BBI Source"), an ISO 9001-2000 and ISO 13485 certified developer and manufacturer of laboratory and medical instruments, including proprietary and OEM; and

  (4)
  Pressure Cycling Technology ("PCT"), the research, development and commercialization of products utilizing the Company's patented pressure cycling technology, to provide new solutions for a number of healthcare issues, including extraction of nucleic acids, inactivation of pathogens in human plasma, food safety, and genomics.

        As used in this report, the terms "we," "us," "our, the "Company" and "BBI" mean Boston Biomedica, Inc. and its wholly-owned subsidiaries (unless the context indicates a different meaning).

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

        In 2003, the Company expended significant resources on research and development of its PCT products and on efforts to place Barocycler™ instruments and disposable PULSE™ tubes in academic and industrial research laboratories. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, has experienced lower than expected product sales since commercial launch in September 2002 primarily associated with a longer than expected selling cycle as discussed n further detail hereunder.

        In January 2003, the $1,000,000 held in an interest bearing deposit account pledged to a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer and a current Director of the Company, was used to satisfy the Company's limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 from Mr. Schumacher which is reflected on its balance sheet in stockholders' equity as of December 31, 2003. The Company maintains a junior security interest in the collateral pledged by Mr. Schumacher to the financial institution. As of December 31, 2003, the remaining collateral included certain of Mr. Schumacher's common stockholdings in the Company. For a further description of the Company's limited guaranty and the loans for which the guaranty secured, please see "Management's Discussion and Analysis—Related Party Transaction."

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

        On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company's PCT and BBI Source Scientific activities and the Company's ownership interest in Panacos Pharmaceuticals, Inc. BBI Source Scientific, Inc. is the Company's California-based instrument subsidiary, which developed and manufactures the PCT Barocycler instrument. As part of this engagement, Mr. Schumacher has continued to reevaluate the ongoing business prospects for both the Company's Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher. Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company's PCT and BBI Source Scientific activities, the Company's interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him. In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000. In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company's Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company's health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

        Beginning in February 2004, the Company has brought to market the BBI IgM and IgG Borrelia burdorferi Western Blot Test Kit for the detection of antibodies to the agent that causes Lyme Disease, its first test kit cleared by the U.S. Food and Drug Administration ("FDA") for in vitro diagnostic use.

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

        Most infectious disease tests currently use microbiological or immunological methods. However, molecular diagnostic methods are increasingly being used in research and clinical laboratories worldwide. The Company believes that the advent of molecular diagnostic methods complements rather than diminishes the need to test by microbiological and immunological procedures, because different test methods reveal different information about a disease state. The Company anticipates that as new test methods become more widespread, quality control products used with them, and test kits themselves, will account for a larger portion of the Company's business. This expectation for quality control products is based on the rapid growth to date of sales of BBI's controls for molecular diagnostics methods. For test kits, the expectation that these will account for a larger portion of the Company's business is based on the fact that BBI has not previously offered commercial test kits and is seeing good interest in its first such offering, the BBI Borrelia burgdorferi IgM and IgG Western Blot Test Kit (to detect antibodies to the organism that causes Lyme Disease), launched in January 2004.

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

Company Products and Services

Overview

        The Company's products and services are classified into the following four business segments: BBI Diagnostics, Laboratory Instrumentation, Biotech and PCT.

        BBI Diagnostics.    Through its business unit BBI Diagnostics, the Company offers a broad array of "Quality Control Products," for use in clinical laboratories, consisting of Quality Control Panels, Accurun® External Run Controls and ACCUCHART™ quality control software, and Diagnostic Components. BBI's Quality Control Products are used throughout the entire test kit life cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users. The Company's Quality Control Panels, which combine human blood specimens with comprehensive quantitative data useful for comparative analysis, help ensure that test kits are as specific, reproducible, and sensitive as possible. The Company's Accurun® External Run Controls enable end-users of test kits to confirm the validity of results by monitoring test performance, thereby minimizing false negative test results and improving error detection. The Company's ACCUCHART quality control software is a data management program for customers who use BBI's quality control products. In addition, the Company provides Diagnostic Components, which are custom processed human plasma and serum products, to test kit manufacturers, as well as the newly introduced Lyme Western Blot Test Kit.

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

        Biotech.    BBI Biotech Research Laboratories, Inc., another wholly-owned subsidiary, is the research and development "arm" of the Company, assisting in the development of new products and services for the other business units, such as the development of the PCT Barocycler™ and PULSE™tubes and related protocols used to prepare specimens, and the ACCURUN nucleic acid controls. BBI Biotech also developed the BBI IgM and IgG Borrelia burgdorferi Western Blot Test Kit, initially for use at BBI Clinical Laboratories. BBI Biotech seeks to obtain government grants and other research support wherever possible to help fund the cost of this research and development. In addition, BBI Biotech provides repository services for the United States government and industry, and specialty reagents and molecular and cellular biology services for laboratories and test kit manufacturers.

        PCT.    The PCT segment involves research, development and commercialization of products utilizing the Company's patented Pressure Cycling Technology. In September 2002, the Company

released for sale the Barocycler™ instrument and disposable PULSE™ tubes, the first products manufactured by the Company that utilize the PCT. PCT uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules. PCT, as applied in the Barocycler™ and PULSE™ tubes, releases biologically active nucleic acids and proteins from plant and animal tissues, as well as from other organisms that are not easily disrupted by standard chemical methods.

        During each of the last three years, BBI Diagnostics and BBI Biotech contributed at least 15% of the Company's consolidated revenues. The combined revenues from all branches of the National Institutes of Health ("NIH"), a United States Government agency and the largest customer of BBI Biotech, accounted for approximately 25%, 31% and 31%, respectively, of total consolidated revenues from continuing operations of the Company for the years ended December 31, 2003, 2002, and 2001, respectively. The Company's consolidated financial statements set forth in Item 8 of this report provide financial information relating to each of the Company's operating segments. See also the discussion on "Customers" below.

Quality Control Products

        The Company manufactures its Quality Control Products from human plasma and serum that are obtained from nonprofit and commercial blood centers, primarily in the United States. The Company has acquired and developed an inventory of approximately 20,000 individual blood units and specimens (with volumes ranging from 1 ml to 800 ml) that provide most of the raw material for its products. Within the Quality Control Products class are Quality Control Panels, Accurun® External Run Controls and ACCUCHART™ quality control software.

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

        The Company first introduced Quality Control Panels in 1987. The Company currently offers a broad range of Quality Control Panels that address a variety of needs of manufacturers and regulators of test kits as well as blood banks, hospitals, clinical laboratories and other end-users. Prices for the Company's Seroconversion, Performance and Sensitivity panels range from $450 to $2,000 each, and its Qualification, OEM, and Verification panels generally range from $100 to $200 per panel.

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

        As mentioned above, the Company's Seroconversion and Performance Panels are comprised of rare plasma specimens that are obtained from individuals during the short period of time when the markers for a particular disease are converting from negative to positive. As a result, the quantity of any such panel is limited, so that the Company must replace these panels as inventory is sold with another panel comprised of different specimens from a different individual, equally rare. The Company believes that its inventory and relationships with blood centers affords it a competitive advantage in acquiring such plasma for replacement panels and developing new products to meet market demand. However, the Company cannot be certain these relationships will continue, that the market for these panels will remain strong, or that it will be able to continue to obtain such specimens.

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

        The Company's AccuChart™ data management tracking and charting software, used as part of a laboratory's quality assurance program, runs on a personal computer and is designed to provide the data tracking capability needed to document laboratory performance.

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

Diagnostic Components and Test Kits

  Diagnostic Components

        Diagnostic Components are custom processed human plasma and serum materials or virus cultures supplied to infectious disease test kit manufacturers and combined (often after further processing by the manufacturer) with other materials to become various reagents (fluid components) of manufacturer's test kits. The Company supplies Diagnostic Components in four product lines: Normal Human Plasma and Serum, Basematrix, Characterized Disease State Serum and Plasma, and cultured virus. Normal Human Plasma is the clear liquid portion of blood which contains proteins, antibodies, hormones and other substances, with the Normal Human Serum product also having the clotting factors removed. Basematrix, the Company's proprietary processed serum product that has been chemically converted from plasma, is designed to be a highly-stable, lower cost substitute for most normal human serum and plasma applications. Characterized Disease State Serum and Plasma are collected from specific blood donors pre-selected because of the presence or absence of a particular disease marker. Cultured virus, including a non-infectious strain of HIV, and isolates from all of the major HIV subtypes, are manufactured under current Good Manufacturing Practices (cGMP) and according to BBI or customer specifications. The Company often customizes its Diagnostic Components by further processing the raw material to meet the specifications of the test kit manufacturer. The Company's Diagnostic Components range in price from $0.25 to $3,000 per milliliter.

  Test Kits

        The Company's first FDA-cleared test kit, the Boston Biomedica, Inc. Borrelia burgdorferi IgM and IgG Western Blot Test Kit, was launched in January 2004. The test was originally designed at BBI Biotech and BBI Clinical Laboratories for manufacture at the former and use at the latter. In 2003, after a market research study, a decision was made to commercialize the test, and it was submitted to the FDA and cleared.

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

PCT Products

        The BBI Source facility manufactures the Company's products for the PCT segment. The Company's pressure cycling technology uses high pressure equipment to rapidly, reversibly, and repeatedly modulate solid and liquid phases of solutions and the binding interactions of biomolecules. In September 2002, the Company released for sale the Barocycler™ instrument and disposable PULSE™ tubes, the Company's first products manufactured by the Company which utilize the Company's patented PCT. The PCT protocols utilized in the Barocycler™ and PULSE™ tubes releases nucleic acids and biologically active proteins from plant and animal tissues, as well as from other organisms, that are not easily disrupted by standard chemical methods. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since September 2002 primarily associated with a longer than expected selling cycle. The Company believes that sales of PCT products have been adversely affected primarily as a result of the longer than anticipated sales cycle associated with these products. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

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

        In 1998, the Company was awarded a 7-year, $9.4 million contract for work on the AIDS Vaccine development program by the National Institute of Allergy and Infectious Diseases (NIAID) branch of the National Institutes of Health (NIH), of which approximately $6.8 million of revenue has been recorded as of December 31, 2003.

        In 2003, efforts were focused on development of an ELISpot assay for use in monitoring the efficacy of candidate HIV Vaccines and providing proficiency panels and reagents. In 2003, BBI Biotech was also re-awarded a $780,000 5-year contract from the Food and Drug Administration (FDA) for the production of lot release panels which the agency uses for evaluation of test kits for HIV, HBV, West Nile Virus and other viruses. The Company has recorded $98,000 of revenues in year 2003 relative to this five year agreement with the FDA.

        In 2004, the Company completed its Phase I studies under a $123,000 Small Business Technology Transfer Research (SBTTR) Grant from the NIH for the development of an immuno-polymerase chain reaction (I-PCR) test for the detection of prion proteins in the blood of humans and animals. This collaborative effort with the University of Maryland demonstrated performance of a prototype prion detection system that was 10,000-fold more sensitive than the standard antigen capture test. A proposal to continue these studies under a Phase II Grant was submitted. Another Phase I Small Business Innovation Research Grant (SBIR) in the amount of $101,000 was awarded in year 2003 for the development of a system which would significantly extend the viability and maintain the quality of frozen cells, of which $62,000 of revenue was recorded in year 2003.

  Repository and Clinical Trial Services

        Since 1983, BBI Biotech has provided blood processing and biological specimen repository services for the National Cancer Institute ("NCI"), and other agencies of the National Institutes of Health ("NIH"). The repository stores over 11,000,000 specimens and processes or ships up to several thousand specimens per week in support of various NIH cancer and virus research programs.

        In 1998, BBI Biotech received a six-year $4.7 million repository contract- involving storage, specimen processing and testing services (including five one-year extension options) with the National Heart, Lung and Blood Institute of the NIH, of which $4.4 million had been recorded as revenues through year 2003. In 1999, BBI Biotech received a similar seven-year, $9.6 million repository contract with the National Institute of Allergy and Infectious Disease, of which approximately $5.4 million had been recorded as revenues through year 2003.

        In 2000, BBI Biotech was awarded a subcontract, currently valued at $2.2 million, by New England Research Institutes, Inc. to provide repository and related specimen processing and testing services for the Hepatitis C Antiviral Long-term Treatment against Cirrhosis (HALT-C) Trial, a clinical trial funded by the National Institutes of Diabetes and Digestive and Kidney Diseases (NIDDK), an institute of the NIH. The Company has recorded approximately $2.15 million of revenues under this subcontract through year 2003. From time to time, the Company is requested to provide additional services relating to this project pursuant to informal arrangements, and accordingly, the Company receives additional revenue for providing these services.

        In 2001, BBI Biotech was awarded another $10.3 million NCI five year repository contract, of which $5.3 million had been recorded as revenue through year 2003.

        In 2002 BBI Biotech was awarded another subcontract, valued at approximately $2.2 million, by the University of Pittsburgh to provide repository, specimen processing and testing services on a NIDDK funded grant to study the viral resistance to antiviral therapy of chronic Hepatitis-C

(ViraHepC). The Company has recorded approximately $1.6 million of revenues under this contract through year 2003.

        In 2002 BBI Biotech also signed a $275,000 contract with the American Red Cross to provide repository services for their National Testing Laboratory.

        In 2003 BBI Biotech signed a contract with the Fred Hutchinson Cancer Research Center (FHCRC) to act as a central processing laboratory for the HIV Vaccine Trial Network. Revenue from this project is expected to exceed $1,000,000 annually. Also in 2003, BBI Biotech signed a new three year contract with the New England Research Institute to act as a repository and HCV testing center for the Thalassemia Clinical Research Network (TCRN) with a budget of $207,590. In 2003, BBI Biotech was awarded a $250,000 contract by the University of California San Francisco to act as a central processing laboratory and repository for the Solid Organ Transplantation in HIV: Multi-Site Study.

        The aforementioned government contracts contain standard terms and conditions relative to audits, and/or termination, which permit the government to audit or terminate the agreement in whole or in part, without prior notice and at the Government's convenience. The Company has never had any government contracts terminated pursuant to these provisions. To date all renewal options under all the above referenced contracts are continuing into 2004. BBI Biotech is currently focusing on expanding the Company's repository customer base to include more industry clients.

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

        The Company has approximately 16 full or part-time employees involved in its research and development effort associated with continuing operations as of December 31, 2003. Since the Company's acquisition of BioSeq Inc. in 1998, the Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future, as it seeks to develop new applications for PCT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations." The Company's research scientists also work closely with sales, marketing, manufacturing, regulatory and finance personnel to identify and prioritize the development of new products and services in areas of its core businesses. Whenever it can, the Company seeks to supplement its research and development funding from grants provided by various agencies and departments of the United States government. See also "Contract Research and Services."

        In 2003, the Company developed and launched a series of West Nile Virus RNA panels to help IVD manufacturers launch the West Nile Virus RNA screening of by US blood supply under IND, and is currently supplying WNV RNA controls used by blood banks. Additional research efforts have been devoted to the development of Human Papilloma Virus (HPV) DNA controls which will be launched in 2004 for use with nucleic acid tests used with PAP screening for cervical cancer risk. Work was also resumed on the validation of BBI Biotech's Western blot kit for Borrelia burgdorferi, the infectious agent of Lyme Disease, culminating in the award of 510(k) clearance of this test by the Food and Drug Administration. This clearance will permit the Company to market this test kit to clinical labs for supplementary testing of EIA and IF positive patients in diagnosis of Lyme Disease. Work in the PCT area was focused on optimizing and extending the extraction of nucleic acids from a wide range of microbial, plant, animal and human tissues. Excellent results were reported with obtaining RNA from frozen tumor tissues, and from difficult to lyse bacillus spores. Work under a Phase I SBIR grant demonstrated the use of PCT for preferential killing of normal oral bacteria while maintaining viability of mycobacteria tuberculosis, for faster and more sensitive testing of this organism in bronchial fluids. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

        The Company's research and development expenses were approximately $1.8M, $2.6M, and $2.3M in each of the three years ended December 31, 2003, 2002 and 2001, respectively.

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

        Laboratory Instrumentation.    The Company's product development activities in year 2003 related to laboratory instruments were centered on development of prototype, demonstration and preproduction Barocycler™ and PULSE™ tubes, additional configurations of a "reflectance" reader to produce objective results from rapid in vitro diagnostic tests, and an updated version of the MicroChem® (the MicroChem® II). In addition, the Company continues to work on applications for existing products to broaden their utilization and updates and enhancements made to current OEM customers and to broaden target markets.

        Pressure Cycling Technology ("PCT").    The Company owns patented technology based on PCT. PCT research was primarily focused in two areas: (1) nucleic acid extraction and purification from target pathogens in connection with sample preparation for PCR or other molecular testing; and (2) pathogen inactivation of blood plasma intended for transfusion or for further fractionation into transfusion products. Both of these areas of research have been funded by Phase II Small Business Innovative Research Grants, that provide $750,000 each, over a two year period ending February 2004. The Company has developed a pressure cycling system utilizing a computer controlled instrument, the Barocycler™ NEP2017, and specialized PULSE™ Tubes that are capable of releasing biologically active nucleic acids and proteins from plant and animal tissues, and other organisms, such as mycobacteria, that are not easily disrupted by standard chemical methods. This pressure cycling system was made available for sale in September 2002. As of December 31, 2003, three instruments have been sold or placed as reagent rentals, with revenue generated by PULSE Tube sales. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

Sales and Marketing

        The Company's sales and marketing efforts are organized by business unit consistent with the unit's business objectives, and coordinated through frequent planning with senior management. Overall, the Company employs approximately 25 people in sales, marketing, and customer service functions associated with continuing operations as of December 31, 2003. The Company's overall marketing strategy is to focus on the needs of its customers in four areas: (i) quality control products to improve the quality and accuracy of test results and kit components for the in vitro diagnostic industry, (ii) life science products and services in support of infectious disease manufacturers and researchers, and (iii) the Company's first FDA-cleared test kit for the clinical laboratory market, and (iv) a sample preparation system introduced in 2002 based on PCT.

        The strategy for Diagnostic Products is to focus on customer needs in the infectious disease testing market throughout the entire test kit life-cycle, from initial research and development, through the regulatory approval process and test kit production, to training, troubleshooting and routine use by end-users such as clinical laboratories, hospitals and blood banks. The end-user portion of this market is promoted under the marketing platform known as "Total Quality System" ("TQS"). TQS is a package of Quality Control Products, including the Company's Accurun® External Run Controls, TQS Panels, and AccuChart Quality Control Software, that is designed to provide test kit end-users with the products needed in an overall quality assurance program. These products enable laboratories to evaluate each of the key elements involved in the testing process: the test kit, laboratory equipment, and laboratory personnel. The Company believes that TQS effectively addresses the need for end-users to ensure the accuracy of their test results. The Company intends to continue to expand its sales and marketing activities with respect to its Accurun® line of run control products. In addition, the Company continues to expand the Accurun® product line to support the high growth nucleic acid testing market, and to capitalize on the worldwide implementation of new technology to improve the safety of blood products.

        The Company's Diagnostic Quality Control Products sales program is led by a Director of Sales and Marketing and currently sold through a combination of telephone, mail, third party distributors and direct sales efforts. Domestically, Quality Control Products are sold through two direct sales forces led by a Group Sales Manager. The TQS domestic sales force consists of a Field Sales Manager and 7 direct sales representatives. The IVD Sales force consists of 4 direct sales persons. Internationally, the Company distributes its Diagnostic Products both directly and through independent distributors located in Japan, Australia, North and South America, Southeast Asia, Israel and Europe. The Company's international sales manager and regional sales manager oversee the Company's Ex-USA distributors.

        The Company's Laboratory Instruments are sold through BBI Source. BBI Source's marketing strategy is to focus on new contract manufacturing, increase share of business of current contracted customers, and increase sales of Source brand instruments and service through a direct domestic and international sales force consisting of one director and one sales manager.

        The Company incurred significant marketing and promotion related costs in 2003 and 2002 primarily associated with its introduction of the PCT Barocycler™ at the Pittsburgh Conference industry trade show in year 2002 and subsequent related ongoing sales, marketing and promotion efforts associated with the September 2002 commercial launch of the PCT Barocycler™. As of February 2004, the Company had one sales associate dedicated to the PCT segment of the business.

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

Seasonality

        Historically, the Company's results of operations have been subject to quarterly fluctuations due to a variety of factors, primarily customer purchasing patterns (sometimes driven by end-of-year expenditures), and seasonal demand. In particular, the Company's sales of its off-the-shelf Diagnostic Products typically have been highest in the fourth quarter and lowest in the first quarter of each fiscal year primarily driven by customer purchasing patterns involving end-of-year expenditures, whereas OEM product sales may peak in any quarter of the year, depending on the customer's underlying production cycle for their own product. Research contracts are generally for large dollar amounts spread over one to five-year periods, and upon completion, frequently do not have renewal phases. As a result, these contracts can cause large fluctuations in revenue and net income. In addition to staff dedicated to internal research and development, certain of the Company's technical staff work on both Contract Research for customers and Company sponsored research and development. The allocation of certain technical staff to such projects depends on the volume of Contract Research. As a result, research and development expenditures fluctuate due to increases or decreases in contract research performed.

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

        During the fiscal years 2003, 2002 and 2001, the Company's international sales were $4,671,000, $3,305,000 and $3,437,000, respectively. During those years, most of the Company's international sales were made in European countries. The Company's Consolidated Financial Statements, including the Notes thereto, set forth in Item 8 of this report provide additional information relating to the Company's foreign and domestic sales. The Company expects international sales to represent a significant portion of revenue in the foreseeable future. The Company cannot guarantee that revenues by geographic region in the foreseeable future will be comparable to those achieved in recent years. The Company's international operations expose it to a number of difficulties in coordinating its activities abroad and in dealing with multiple regulatory environments.

        During the fiscal years 2003, 2002, and 2001, sales (from continuing operations) to the Company's three largest customers (when each branch agency of the National Institute of Health is counted as an individual customer) accounted for an aggregate of approximately 21%, 28% and 30%, respectively, of the Company's net sales, although the customers were not identical in each period. The government contract revenues are from United States government agencies, primarily various branches of the National Institutes of Health (NIH) and represent the only customer with revenue in excess of 10% of consolidated revenue in each of the years ended December 31, 2003, 2002 and 2001. During the fiscal years 2003, 2002, and 2001, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for approximately 25%, 31% and 31%, respectively, of total consolidated revenues from continuing operations of the Company. While these contracts contain standard terms and conditions relative to audits, and/or termination, in whole or in part, without prior notice at the Government's convenience, the Company has never had any government contracts terminated. While the Company believes that the loss of any one of these customers would have an adverse effect on the Company's results, this risk is partially mitigated by the diversity of its customer base within the in vitro diagnostics industry and the different diseases and instrument platforms on which they focus.

Manufacturing and Operations

        The Company manufactures and assembles Diagnostic Products at its facilities in West Bridgewater, Massachusetts and in Gaithersburg Maryland. Raw materials (primarily plasma and serum) are acquired from a variety of vendors and through a program of donor recruitment, screening, management, and plasma/serum collection and characterization. Laboratory and diagnostic instruments and PCT products are manufactured and assembled at the Company's facility in Garden Grove,

California. All important raw materials and components acquired come from a variety of local and/or national suppliers and distributors who have multiple sources of supply. Both the West Bridgewater and the Garden Grove facilities are ISO 9001-2000 certified and both BBI Diagnostics (as of December 12, 2002) and BBI Source are ISO 13485 certified manufacturers of quality control, instrumentation and other diagnostic products. BBI Source is also EN46001 certified. The Gaithersburg facility is in the final stages of preparation for ISO certification.

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

        Diagnostics.    In the area of Quality Control Products, the Company competes in the United States with Acrometrix, and BioClinical Partners in run controls and quality control panel products, with Ambion, Bio-Rad Laboratories, Inc., Blackhawk Biosystems Inc. and MAS in run controls, and with some smaller, privately-held companies in quality control panels. In Europe, in addition to the above, the Dutch Red Cross offers several run control and panel products. The Company believes that all of these competitors currently offer a less diverse line of panel and run control products than the Company, although the Company cannot be certain that these companies will not expand their product lines.

        In the area of commercial test kits, BBI's first offering, the BBI Borrelia burgdorferi IgM and IgG Western Blot Test Kit, faces one major competing test kit in the marketplace, the Marblot Western blot kit from Trinity Biotech. The Company believes, on the basis of comparison studies, that its product is superior to the Marblot test in specificity, convenience and objectivity of results interpretation.

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

        PCT.    The Company believes that there are substantial benefits of its PCT system over current methods of sample preparation for "hard to lyse" cells. The Company believes the PCT system offers faster, safer and more reproducible results. The current products incorporating PCT for sample preparation are substantially more expensive than competing offerings from Coors, Qiagen, Fisher, Scientific Industries, Misonix, Biospec, Andwin, Glenn Mills, Branson, Ultrasonic Power Corp., Microfluidizer, American Instrument, French Press, IKA Sonicators, and ISC Inc. and to date sales of

PCT products have been limited. The Company believes that sales of PCT products have been adversely affected primarily as a result of the longer than anticipated sales cycle associated with these products. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler™ which was just introduced in 2004.

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

        The Company's Accurun® External Run Controls, when marketed for blood donor screening or diagnostic use, have been classified by the FDA as medical devices that until 1998 required clearance under the 510(k) process. In 1998, new rules took effect that exempted unassayed controls intended for use in diagnostic testing from the requirement for a 510(k) submission. The Company may now label these products "For In Vitro Diagnostic Use" if they are validated according to the Company's protocols and manufactured according to cGMP (current Good Manufacturing Practices, which is FDA guidance for manufacturing processes for medical devices). The FDA still requires 510(k) clearance for assayed controls, and controls intended for use in blood screening. The FDA could, in addition, require that some products be reviewed through the PMA process, which generally involves a longer review period and the submission of more information to the FDA. The Company cannot be certain that it will obtain regulatory approvals on a timely basis, if at all. Failure to obtain regulatory approvals in a timely fashion or at all could have a material adverse effect on the Company.

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

        As of December 31, 2003, a total of 30 Accurun ® | external run control products designed for the European market have met the regulatory requirements to carry the CE Mark under the European Union's In Vitro Diagnostics (IVD) Directive. The IVD Directive describes criteria that must be met and steps that must be taken for IVD products to be qualified for sale in European Union countries beginning at the end of 2003. In the IVD Directive, the European Union classifies products according to the risks associated with their failure or misuse, and establishes a process leading to a CE Mark (approval to sell a product in EU countries) for each category.

        Test kits are required to be FDA cleared or approved by the 510(k) or PMA processes in order to be sold with labeling "For In Vitro Diagnostics Use" in the U.S. BBI's first commercialized test kit, the Boston Biomedica Inc. Borrelia burgdorferi IgM and IgG Western Blot Test Kit, received 510(k) clearance in November, 2003.

        BBI Source generally obtains 510(k) and European CE approval for all laboratory instrumentation designed and manufactured in its Garden Grove, CA facility.

        The Company is registered as a medical device manufacturer with the FDA for its Diagnostic Products and Laboratory Instruments and files changes/listings of its products semi-annually. The Company's facilities in West Bridgewater, Massachusetts, and Gaithersburg, Maryland for Diagnostic Products and in Garden Grove, California for Laboratory Instruments are FDA Good Manufacturing Practices (FDA/GMP) facilities. The Company must maintain high standards of quality in manufacturing, testing and documentation, and implement strict cGMP/QSR requirement guidelines governing reagent and instrument manufacturing.

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

        As of December 2002, the Company's Diagnostic Products business unit in West Bridgewater, Massachusetts is ISO 13485 certified, with registration by G-MED. The Company's Laboratory Instruments business unit is ISO9001 certified, with registration by the British Standard Institute. The Laboratory Instrument group is also certified to EN46001, a set of supplementary requirements applicable to their products. BBI Biotech's Gaithersburg facility is in the final stages of preparation for ISO certification.

        Laws and regulations affecting some of the Company's products are in effect in many of the countries in which the Company markets or intends to market its products. These requirements vary from country to country. Member states of the European Economic Area (which is composed of members of the European Union and the European Free Trade Association) are in the process of adopting various product and service "Directives" to address essential health, safety, and environmental requirements associated with products and services. These "Directives" cover both quality system requirements (ISO Series 9000 Standards, ISO 13485 Standards, and the EN46001 Requirements) and product and marketing related requirements. In addition, some jurisdictions have requirements related to marketing of the Company's products. The Company cannot be certain that it will be able to obtain any regulatory approvals required to market its products on a timely basis, or at all. Delays in receipt of, or failure to receive such approvals, or the failure to comply with regulatory requirements in these countries or states could lead to compliance action, which could have a material adverse effect on the Company's business, financial condition, or results of operations.

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

Executive Officers of the Registrant

        The following table sets forth the names, ages and positions of the executive officers of the Company as of February 2004:

Name	Age	Position
Kevin W. Quinlan	54	President and Chief Operating Officer, Treasurer and Director
Patricia E. Garrett, Ph.D.	60	Senior Vice President, Science and Technology
Mark M. Manak, Ph.D.	54	Senior Vice President and General Manager of BBI Biotech
David F. Petersen	57	Senior Vice President and General Manager of BBI Source
Kathleen W. Benjamin	47	Vice President, Human Resources and Clerk
Richard D'Allessandro	57	Vice President, Information Technology

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

        Ms. Benjamin has served as Vice President, Human Resources of the Company since January 1999 and has been Clerk of the Company since 2003. Prior to her promotion to Vice President, Ms. Benjamin served as Director of Human Resources and Investor Relations from 1997 to 1999 and was Assistant Clerk of the Company from 1997 to 2003. Prior to joining the Company in 1997 she was employed from 1987 - 1996 by Shields Health Care Group, a provider of Magnetic Resonance Imaging and radiation oncology, serving as their Director of Operations from 1992 to 1996. Prior to 1987, she was an educator. Ms. Benjamin received her B.S., from the College of Life Sciences and Agriculture at the University of New Hampshire.

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

        The Company has not declared or paid any dividends on its Common Stock. In accordance with the terms of the Company's mortgage with a bank and the Company's revolving line of credit, payment of dividends on Common Stock is not permitted. The Company plans to reinvest future profits to expand its business.

Recent Sales of Unregistered Securities

        During fiscal 2003, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Repurchases by the Company

        During the fourth quarter of 2003, the Company did not repurchase any shares of its Common Stock on its own behalf or any affiliated purchaser.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

Overview

        Revenues.    The Company generates revenue from products and services provided primarily to the in vitro diagnostic infectious disease industry. The Company currently has four operating segments: "Diagnostics," "Biotech," "Laboratory Instrumentation" and "Pressure Cycling Technology ("PCT")". Two of these segments, "Diagnostics" and "Laboratory Instrumentation" primarily manufacture products. Commencing in 2002, PCT products are being manufactured at the Laboratory Instrumentation segment. Within the Diagnostics segment, there are three major product lines: Quality Control Panels, Accurun® External Run Controls, and Diagnostic Components. The remaining two operating segments, Biotech and PCT, generate primarily service revenue. Within Biotech there are four major product lines: Contract Research, Repository Services, Specialty Reagents and Research Services. Revenue in the "PCT" segment consists primarily of both private and National Institutes of Health ("NIH") funded support for the research activities associated with our pressure cycling technology. There was also NIH funding in 2000 for the Company's former drug discovery operations which were spun-off as an independent company in November 2000. See Note 6 of Notes to Financial Statements for a further discussion of the activities of these segments and Note 2 of Notes to Financial Statements relative to the Company's discontinued clinical laboratory operations.

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

  •
  The Diagnostics segment has historically been the Company's largest and most profitable segment, both in absolute dollars and in operating profit margin, as it operates primarily in a commercial environment with fewer competitors and relatively short product development cycles.

  •
  The Laboratory Instrumentation segment operates in a highly competitive, low margin business: contract manufacturing of instruments and medical devices. Since the Company's acquisition of Source Scientific in 1997, management has continued in its efforts to turn around this business. At the current low annual revenue level of less than $2.0 million, it operates significantly under capacity with high fixed overhead costs, and should therefore significantly benefit from relatively small revenue increases.

  •
  The BBI Biotech segment has been project oriented with a high proportion of its revenue generated from government contracts (for both research and service activities) and assisting the other segments of the Company in their new product and service development. It has the highest level of inter-segment activity, and is structured around project tracking of direct costs plus overhead, general and administrative costs and a low percentage fee. Its financial goal has been to breakeven, while contributing to the development of future products and services for the Company.

  •
  The PCT segment's research and development operation launched its first products for commercial sale in 2002. Revenue to date consists primarily of private and public (NIH) funding of segment research. Most of the expenditures by this segment are for R&D expenses, patent costs and general management expenses. The Company continues to seek funding from both private and public sources to minimize the impact of their development costs on the Company's overall operating results. Since its commercial introduction in 2002, sales of PCT products have been limited primarily due to longer sales cycles than originally anticipated as discussed further hereunder. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004.

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

RESEARCH AND DEVELOPMENT

        Since the acquisition of BioSeq, Inc. in 1998, the Company has expended significant amounts for ongoing research and development of new technologies, including in connection with the development of PCT. In the past five years, the Company's BioSeq research subsidiary has incurred approximately $5.5M of research and development expenses substantially related to development of a unique instrument and disposable specimen processing tube in conjunction with PCT. As a result of its efforts, in September 2002, the Company was able to release for sale its first products based on its patented PCT. The Company is presently manufacturing the Barocycler™ instrument and disposable PULSE™ tubes utilizing PCT at its BBI Source Scientific facility, however, the sales cycle appears to be of longer duration than expected. The Company has received eleven domestic and four foreign patents for this technology as of the end of 2003. The Company has invested significantly in research and development, both in whole dollars and as a percentage of revenue, and expects to continue to do so for the foreseeable future as it seeks to continue to develop new applications for PCT.

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

CHALLENGES AND OPPORTUNITIES

        The Company also continues to evaluate the performance of both the Laboratory Instrumentation segment and the PCT segment, both of which continue to experience significant operating losses. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since its commercial introduction in September 2002 primarily associated with a longer than expected selling cycle for its PCT Products. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004. While the Company believes strongly in the benefits of PCT's novel technology, the market potential of the existing PCT Barocycler™ is uncertain. The manufacture of PCT products at the laboratory instrument segment of the business was part of the Company's plan to return BBI Source Scientific, Inc. to profitability in year 2003. The Company intends to evaluate other applications and products utilizing PCT, including expansion of the PCT product line, and to reexamine the core contract manufacturing business of BBI Source Scientific, Inc. If these segments do not become profitable, the Company may need to write off some or all of the current net book value of these assets in either or both of these segments.

        To advise the Company with respect to the strategic direction of the Company's PCT and BBI Source Scientific activities, and the Company's remaining ownership interest in Panacos Pharmaceuticals, Inc., in July 2003, the Company engaged Mr. Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer as an Executive Project Consultant. As part of this engagement, Mr. Schumacher is expected to reevaluate the ongoing business prospects for both the Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it has extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher. Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company's PCT and BBI Source Scientific activities, the Company's interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him. In addition to these responsibilities, Mr. Schumacher will also take the lead role in working with William Blair & Co., the Chicago Illinois based investment banking firm retained by the Company in October 2002. In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000. In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company's Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company's health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the percentage of total revenue represented by certain items reflected in the Company's consolidated statements of operations:

	Year Ended December 31,
	2003	2002	2001
Revenue:
Products	58.4%	55.8%	60.0%
Services	41.6	44.2	40.0

Total revenue	100.0	100.0	100.0
Gross profit	36.2	37.3	39.9
Operation expenses:
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

Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 103, Update of Codification of Staff Accounting Bulletins ("SAB 103").

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

  •
  The ordered goods are segregated from the Company's inventory and not subject to being used to fill other orders; and

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

  •
  Whether the Company's custodial risks are insurable and insured;

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

        Revenue under long-term contracts, generally lasting from one to five years, including funded research and development contracts, is recorded when costs to perform such research and development activities are incurred. Billings under long-term contracts are generally at cost plus a predetermined profit. Billings occur as costs associated with time and materials are incurred. Customers are obligated to pay for such services when billed and payments are non-refundable. On occasion, certain customers make advance payments that are deferred until revenue recognition is appropriate. Total revenue related to long-term contracts was approximately $5,855,000, $5,802,000, and $5,062,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Total contract costs associated with these agreements were approximately $5,458,000 $5,610,000 and $4,911,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Included in the revenue recognized under long-term contracts are certain unbilled receivables representing additional indirect costs, which are allowed under the terms of the respective contracts. Unbilled receivables were $30,000 at December 31, 2003 and less than $62,000 for all other years presented.

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

Accounts Receivable

        Management periodically reviews outstanding balances in accounts receivable to estimate future collections. Based on the Company's historical experience, current business conditions and expected future collections, management established an allowance for uncollectible accounts. In the event circumstances change to affect the assumptions underlying this allowance, the Company might be required to take additional write-offs of its accounts receivable balances.

Inventory

        Inventory is valued at the lower of cost or market. Certain factors may impact the realizable value of the Company's inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to the Company's cost structure. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company treats lower of cost or market adjustments and inventory reserves as adjustments to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Long-lived Assets and Goodwill

        Intangible assets primarily relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over the estimated life of the patent, which is generally four to sixteen years. The Company's policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset's remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, the Company has had recurring operating losses in the PCT segment and the recoverability of the Company's long-lived assets is contingent upon it executing its business plan that includes expected revenues and cash flows to be generated from sales of PCT products and services. The Company's goodwill relates to its acquisition of the Laboratory Instrumentation operating segment. This segment is expected to continue to manufacture PCT related products and the realizability of this goodwill is dependant, among other factors, on the success of the Company's PCT product line. If the Company is unable to execute its business plans related to PCT, it may be required to write down the remaining value of its long-lived assets and goodwill in future periods.

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

Loan Receivable from Director and Former Chairman and Chief Executive Officer

        As of December 31, 2003, the Company evaluated the recoverability of a $1,000,000 loan receivable from its former Chairman and Chief Executive Officer, which is reflected on its balance sheet in stockholders' equity as a loan receivable as of December 31, 2003. The Company's review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral. As of December 31, 2003, the remaining collateral consists of common stock of the Company. When considering the adequacy of the collateral for the Company's $1,000,000 receivable, the Company considers the balance of a loan outstanding ($500,000 as of December 31, 2003) between an entity controlled by its former Chairman and Chief Executive Officer with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral. The ultimate value that may be recovered by the Company is dependant on numerous factors including market conditions relative to the value of and ability to sell the Company's common stock, and the financial status of its former Chairman and Chief Executive Officer. At December 31, 2003, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of December 31, 2003, the termination of the Company's Chairman and Chief Executive Officer by the Board of Directors in February 2003, together with the fluctuations in the quoted market value of the Company's common stock, which comprises the remaining collateral, are indicators of impairment. Based on the Company's assessment as of and through February 2004, the Company estimates that the value of the collateral approximates the amount of the Company's recorded loan. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

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

        Product Revenue. The increase in product revenue in 2003 compared to 2002 occurred in the Diagnostics segment and was due primarily to increased sales in year 2003 associated with newly released AccuRun products and custom (OEM) panels, which included one large custom order from an international distributor. The increase in product revenues was partially offset by a lower level of contract manufacturing work at the Laboratory Instrumentation segment. In 2003 the Company had limited revenue from sales of our PCT products. Sales of the Company's PCT products continues to be slower than expected due primarily to longer sales cycles than anticipated. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler™ which was just introduced in 2004.

        Service Revenue. The decrease in service revenue was primarily related to a decline of $1,006,000 of contract research activities and a decrease of $114,000 of PCT related grant revenues in 2003 compared to 2002, in which there was strong activity in two service contracts related to HIV vaccine development and Hepatitis C work at the Biotech segment. These decreases were partially offset by higher revenues in year 2003 associated with increased repository service work amounting to approximately $878,000 combined with an increased level of billable hours associated with government contract reimbursable work at the Biotech segment. In 2003, the Biotech segment signed a contract with the Fred Hutchinson Cancer Research Center to act as a central processing laboratory for the HIV Vaccine Trial Network. Revenue from this project is expected to exceed $1,000,000 annually. The Company expects to receive approximately $10 million of service related revenues in year 2004 associated with ongoing contract work at its Biotech segment.

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

Selling and Marketing

        Selling and marketing expenses amounted to $3,283,000 in 2003 relatively unchanged from $3,286,000 in 2002. The Company continued to incur marketing and promotion related costs in both 2003 and 2002 associated with the commercial launch the PCT Barocycler™ in September 2002.

General and Administrative

        General and administrative costs increased 5.8%, or $237,000, to $4,346,000 in 2003 from $4,109,000 in 2002. In 2003, there were legal, audit and director fees incurred by the Special Oversight Committee of the Company's Board of Directors, formed in February 2003, in conjunction with the termination of the Company's Chairman and Chief Executive Officer, for the purpose of overseeing the management of the affairs of the Company during the transition period. The Company also incurred increased legal fees associated with the March 2003 adoption of a Shareholder Purchase Rights Plan. In addition, the Company incurred approximately $245,000 of costs in year 2003 associated with investment banking activities evaluating both strategic and financing opportunities for the Company. These costs were partially offset by reduced compensation costs incurred in 2003 due to the elimination of the salary that would have been paid to the Company's former Chairman and Chief Executive Officer who was terminated in February 2003, and lower employee health care costs.

Operating Loss from Continuing Operations

        Operating loss from continuing operations amounted to $1,014,000 in 2003 compared to an operating loss from continuing operations of $1,504,000 in 2002. The operating loss in year 2003 included approximately $213,000 of costs incurred by the Special Oversight Committee of the Company's Board of Directors (net of reduced compensation costs) combined with approximately $245,000 of costs associated with investment banking activities as discussed in further detail above in the caption entitled "General and Administrative." The Diagnostics segment's operating income increased to $1,704,000 in 2003 from $1,478,000 in 2002, due to an increase in product sales associated with newly released Accurun® products and custom (OEM) panels. The Biotech segment's operating loss decreased to $274,000 in 2003 from $319,000 in 2002, primarily due to additional revenues generated by increased repository services combined with an increased level of billable hours associated with government contract reimbursable work partially offset by higher wages, supplies and facilities costs. The operating loss of the PCT segment decreased to $1,552,000 in 2003 from $2,156,000 in 2002 primarily due to reduced patents, trade show and research and development costs, partially offset by a lower level of PCT related grant revenues. The PCT segment, which includes both private and public (National Institutes of Health) funding of segment research, continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. The Laboratory Instrumentation segment's operating loss increased to $892,000 in 2003 from $507,000 in 2002. This segment recorded an 18.8% decline in revenue due to a lower level of contract manufacturing work coupled with increased facility related costs.

Interest Expense

        Interest expense, incurred primarily on the Company's outstanding mortgage on the Company's headquarters located in West Bridgewater, Massachusetts, increased $43,000 in 2003 as compared to 2002. The increase was a result of a mortgage covenant waiver fee as the Company failed to meet its debt service coverage and other covenants for the year ended December 31, 2002. The Company also failed to meet this debt service coverage covenant for the year ended December 31, 2003, however the financial institution has notified the Company of its intent to waive this default.

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

        Product Revenue. The decrease of $396,000 in product revenue was due primarily to decreases of product sales at the Biotech segment associated with reduced purchases of lyme disease test kits by one large end user which subsequently ceased using this product and a decrease of $254,000 of product sales at the Laboratory Instrumentation segment (the latter segment experienced strong sales to existing customers in the first half of 2001).

        Service Revenue. The $1,334,000 increase in service revenue was primarily related to an increase of approximately $612,000 in revenues related to its Hepatitis C work at the Biotech segment, and increased grant revenue of approximately $277,000 at the Company's PCT segment.

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

LIQUIDITY AND FINANCIAL CONDITION

        As of December 31, 2003, the Company had approximately $7.7 million in working capital. The Company had cash of $967,185 at December 31, 2003 compared to cash of $975,649 at December 31, 2002. The Company experienced operating losses from continuing operations of $1,014,000 and $1,504,000 for the years ended December 2003 and 2002, respectively. It is anticipated there may be additional working capital requirements in year 2004 associated with ongoing PCT Barocycler™ sales and marketing activities, together with additional research and development activities in order to expand the PCT product line; the existing PCT product line has experienced lower than expected sales since commercial launch in September 2002 associated with a longer than expected selling cycle. Management has met its recent historical cash flow needs by managing its working capital, which includes steps to minimize and/or defer capital expenditures, and utilizing proceeds from the February 2001 sale of one of its business segments. It plans to manage its future liquidity needs through cost reductions, additional selling initiatives, and utilization of a line of credit as discussed further hereunder The Company also expects to receive approximately $10 million of service related revenues in year 2004 associated with ongoing contract work at its Biotech segment.

        The Company provided $454,000 of net cash from operations in the year ended December 31, 2003, as compared to net cash (used) in operations of ($200,000) for the year ended December 31, 2002. In year 2003, the Company incurred a lower operating loss; in addition, there were increased cash receipts on accounts receivable associated with the sale of the Company's products and services, coupled with lower cash outlays associated with a reduced level of inventory as compared to year 2002. The operational use of cash during 2002 was primarily the result of a larger operating loss incurred coupled with the cash outlays for the buildup of PCT raw materials inventory, partially offset by an increase in trade accounts payable and an increased level of cash collections on outstanding accounts receivable.

        Cash used in investing activities for the year ended December 31, 2003 was $110,000 compared to $625,000 during year 2002. The decline in cash used for investing in 2003 was due to managements' decision to reduce and/or defer capital expenditures, whereas in year 2002, capital expenditures included the purchase of a DNA Sequencer at the Company's Biotech segment and the construction of several preproduction PCT BarocyclersTM as demonstration units.

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

        Based on current forecasts and the February 2004 establishment of a line of credit as discussed above, management believes the Company has sufficient liquidity to finance operations for the next twelve months. Management's forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or incurs negative cash flows from operations, it may need to raise additional funds. There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all. If adequate funds are not available when needed, the Company may be required to further reduce certain of its costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations. In order to meet the Company's longer term (i.e., in excess of twelve months) liquidity requirements, the Company is continuing to evaluate various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company's stockholders. In this regard, on October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth; their engagement continues at this time.

Contractual Obligations

        The following is a summary of the Company's future contractual obligations as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Mortgage payments*	$3,654,000	$287,000	$575,000	$575,000	$2,217,000
Operating Lease Obligations	56,000	21,000	35,000	—	—
Note Payable	16,000	5,000	11,000
Real Estate Facility Leases **	3,607,000	1,208,000	1,858,000	541,000	—
Minimum future royalty payments***	—	—	—	—	—
Obligations relating to Discontinued Operations****	408,000	193,000	115,000	20,000	80,000

Total Contractual Obligations*****	$7,741,000	$1,714,000	$2,594,000	$1,136,000	$2,297,000

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

**
The Company leases certain office space, repository, research and manufacturing facilities under operating leases with various terms through October 2007. The real estate leases for facilities located in Maryland include renewal options at either market or increasing levels of rent. The Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit manufactures laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option. In March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005. Assuming occupancy of the new facility by the Company on August 1, 2004, the landlord has agreed to terminate in full the Company's remaining obligations pursuant to an existing facility lease in Frederick, MD which was scheduled to terminate in November 2006. Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter; these amounts are not included in the table above as this lease is subject to cancellation at the sole option of the Company on or before April 30, 2004 without penalty.

***
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

****
In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company. The Company's estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $408,000 as of December 31, 2003. See also Note 13 of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 8 of this Form 10K; future reductions in amounts due pursuant to the Lease Termination Agreement are not reflected in the above table.

*****
In February 2004, the Company entered into a three year, $2,500,000 line of credit agreement with a private lender; any amounts due pursuant to this agreement are not included in the table.

Related Party Transaction

        As of December 31, 2001, the Company had entered into a one year loan of $525,000 to Richard T. Schumacher, the Company's former Chairman and Chief Executive Officer and a current Director of the Company, renewable at the Company's option, and collateralized by 90,000 of Mr. Schumacher's shares of the Company's common stock. This loan constituted an increase from the $350,000 that had been loaned as of September 30, 2001. Interest on the loan was payable at the annual rate of 7%, of which $8,216 was remitted to the Company in the spring of 2003; in February 2004, the Company's Board of Directors determined this payment constituted the full amount owed and that the Company and Mr. Schumacher no longer have any further dispute over this obligation. As of December 31, 2001, the loan was shown on the balance sheet as a decrease to stockholders equity. In January 2002, the principal of these loans was repaid in full with a portion of the proceeds of the loans described in the following sentence. The Company's loans were replaced by the Company's pledge of a $1,000,000 interest bearing deposit at a financial institution to secure the Company's limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Mr. Schumacher. The loans are personally guaranteed by Mr. Schumacher. The Company's pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. The remaining collateral as of December 31, 2003 includes substantially all of his common stock holdings in the Company. The Company's original loan and subsequent pledge of $1,000,000 were made to assist Mr. Schumacher in refinancing indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his common stock holdings in the Company on the open market to satisfy his debts. The Company's Board of Directors and, with respect to the decision to pledge the $1,000,000 cash collateral, a special committee of the independent directors, evaluated a number of options and concluded that the original loan to Mr. Schumacher and the subsequent pledge were the best option and in the best interests of the Company's stockholders in the belief that it would, among other things, avoid selling pressure on the Company's common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.    In January 2003, the $1,000,000 account was used to satisfy the Company's limited guaranty obligation. The Company has now satisfied its obligation under the limited guaranty and pledge with the financial institution. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The remaining collateral includes certain of Mr. Schumacher's common stockholdings in the Company. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet until the cash was used to satisfy the Company's limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholder's equity.

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

        On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company's PCT and BBI Source Scientific activities and the Company's ownership interest in Panacos Pharmaceuticals, Inc. BBI Source Scientific, Inc. is the Company's California-based instrument subsidiary, which developed and manufactures the PCT Barocycler™ instrument. As part of this engagement, Mr. Schumacher has continued to reevaluate the ongoing business prospects for both the Company's Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it has with Mr. Schumacher. Under the terms of the Consulting Agreement, Mr. Schumacher is serving in an advisory role directing the Company's PCT and BBI Source Scientific activities, the Company's interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigns to him. In connection with his Consulting Agreement, Mr. Schumacher is being paid an annualized salary of $250,000. In addition to his salary, Mr. Schumacher may receive, in the discretion of the Company's Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he is also eligible to participate in the Company's health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

Recent Accounting Standards

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Standard is effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 has not had a material effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard is effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS No. 150 has not had a material effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The application of FIN 46 has not had a material effect on the Company's consolidated financial statements.

Forward-Looking Information

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to statements regarding:

  •
  the timing of new product introductions;

  •
  the Company's goal to expand its product lines;

  •
  market acceptance and the commercial success of the Company's PCT products;

  •
  the Company's inventory;

  •
  business strategies;

  •
  approvals and clearances from government agencies for the Company's products;

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

        As a result of our July 1997 acquisition of Source Scientific, Inc., we recorded approximately $2,200,000 of goodwill. Since this acquisition, our BBI Source Scientific subsidiary has also incurred significant cumulative operating losses That subsidiary may continue to have operating losses and may never become profitable. If operating losses continue, it may be necessary to write off some or all of the remaining goodwill associated with BBI Source Scientific.

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

BECAUSE OF THE LENGTHY SALES CYCLES OF OUR PCT PRODUCTS, WE MAY INCUR SIGNIFICANT EXPENSES BEFORE WE GENERATE ANY REVENUES RELATED TO THOSE PRODUCTS.

        Our customers have required several months to test and evaluate our PCT related products. This increases the possibility that a customer may decide to cancel or change plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products, and we may never generate the anticipated revenues if a customer cancels or changes its plans. Factors associated with this sales cycle include the initial selling price of the PCT Barocycler™ and the limited amount of research data presently available demonstrating its capabilities and potential. Additional refinements in PCT instrumentation include the development of a less expensive and smaller, bench top version of the Barocycler which was just introduced in 2004; however, there can be no assurance that this bench top model will be successful.

IF THE FDA REQUIRES CLEARANCE OR APPROVAL FOR OUR PRODUCTS THAT ARE DESIGNATED ONLY FOR RESEARCH AND NOT FOR DIAGNOSTIC PROCEDURES OR OUR PRODUCTS THAT WE BELIEVE ARE EXEMPT FROM FDA CLEARANCE AND INITIATES ENFORCEMENT ACTION FOR OUR FAILURE TO DO SO, WE WILL LIKELY EXPEND SIGNIFICANT RESOURCES TO RESOLVE THE MATTER WHICH COULD HARM OUR BUSINESS.

        In the United States, the Food, Drug, and Cosmetic Act prohibits the marketing of most IN VITRO diagnostic products until the Food and Drug Administration either clears or approves the products through processes that are time-consuming, expensive and uncertain. Some IN VITRO diagnostic products may be exempt from FDA clearance or approval if they have undergone validation

studies. As of December 31, 2003, 44 of our Accurun ® | products currently on the market have met the FDA's regulatory requirements.

        During 2003, our Accurun®. External Run Controls products accounted for approximately 13.43% of our revenue. It is possible that the FDA may not agree that some of these products are entitled to an exemption and may adopt a different interpretation of the Food, Drug, and Cosmetic Act or other laws it administers. We believe that products which are used only for research and not in diagnostic procedures are not subject to FDA clearance or approval. We currently label some of our products "for research use only" because they are not intended for use in diagnostic procedures, and have not been cleared or approved by the FDA. It is possible, however, that some purchasers of these products may use them for diagnostic purposes rather than for research, despite our labeling. Under any of these circumstances, the FDA could allege that some or all of these products should have been cleared or approved, or otherwise validated prior to marketing, and could initiate enforcement action against us. If the FDA initiates enforcement action against us, we will likely expend a large amount of time, money, resources and management attention to resolve the matter. In addition, if we cannot obtain or are delayed in obtaining FDA clearances or approvals for our products, we may encounter delays or be unable to ever sell those products.

IF WE ARE UNABLE TO OBTAIN A STEADY AND ADEQUATE SUPPLY OF RARE SPECIMENS OF PLASMA AND SERUM, THEN WE MAY BE UNABLE TO PRODUCE OUR QUALITY CONTROL PANEL PRODUCTS AND OUR ACCURUN®. EXTERNAL RUN CONTROLS PRODUCTS WHICH WOULD HARM OUR BUSINESS.

        We manufacture our diagnostic products, including our quality control panel products and Accurun® | External Run Controls products, from human plasma and serum which we obtain from nonprofit and commercial blood centers in the United States and from similar sources throughout the world. Our BBI Diagnostics business unit, which manufactures and sells these diagnostic products, accounts for approximately 52% of our revenues. Our quality control panel products and Accurun®. External Run Controls products contain rare plasma specimens that we collect from individuals who have been infected with particular diseases. The specimens are rare because we can collect them only during the brief period of time when the markers for a particular disease in an infected individual are converting from negative to positive. It is difficult to identify such infected individuals and to collect specimens from them during the brief period of time when the markers for a particular disease are converting from negative to positive. As a result, quantities of these specimens are limited. As we sell our quality control panel products and Accurun® External Run Controls products, we must find replacement specimens that are equally rare. We may also face competition to obtain these specimens which could further limit our ability to obtain the specimens and to produce our quality control panel products and Accurun® External Run Controls products. A limit in our ability to produce our products would reduce our future revenues and operating results.

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

        We have in the past been, and may in the future be, notified that we may be infringing intellectual property rights possessed by other third parties. In February 2004, we received a letter from Institut Pasteur (Paris, France) alleging that several of our quality control products may infringe on patents held jointly by Institut Pasteur and the NIH. Specifically, Institut Pasteur alleged that our ACCURUN products and our Performance Panels infringed on US patent No. 5,135,864 and that our Seroconversion Panels infringed on US patent No. 4,708,818. We are in the process of investigating and gathering additional information to respond to these claims. While we cannot estimate the amount of a loss, if any, associated with the resolution of these allegations, we dispute all of these allegations and intends to vigorously pursue all defenses available to the Company.

        We cannot guarantee that other infringement claims by third parties or other claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially and adversely affect our business, financial condition and results of operations. We cannot predict the extent to which we might be required to seek licenses, pay royalties or alter our products so that they no longer infringe the rights of others. We also cannot guarantee that the terms of any licenses we may be required to seek or royalties we may be required to pay will be reasonable. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical and could detract from the value of our products. If a judgment of infringement were obtained against us, we could be required to pay substantial damages and a court could issue an order preventing us from selling one or more of our products. Further the cost and diversion of management attention brought about by such litigation could be substantial, even if we were to prevail. Any of these events could result in significant expense to us and may materially harm our business and our prospects.

WE MAY NOT BE ABLE TO FULLY COLLECT THE PRINCIPAL AND INTEREST DUE ON A $1,000,000 RECEIVABLE FROM OUR FORMER CHAIRMAN AND CHIEF EXECUTIVE OFFICER WHICH COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

        As of January 2003, we recorded a $1,000,000 receivable from our former Chairman and Chief Executive Officer, Richard T. Schumacher. We continue to maintain a junior security interest in collateral pledged by Mr. Schumacher to a financial institution. The remaining collateral as of December 31, 2003 includes certain of Mr. Schumacher's shares of our common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this receivable. If the value of the collateral decreases, we may have to write down or write off the receivable. Therefore, we cannot be certain that we will collect the full amount of the receivable. Our failure to collect all or a portion of this receivable could harm our business and financial condition.

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

        It is anticipated that we may need additional future working capital requirements in connection with PCT Barocycler™ sales and marketing activities as this segment of the business continues to experience lower than expected product sales since commercial launch in September 2002 associated with a longer than expected selling cycle. Management has met its recent historical cash flow needs by managing its working capital and utilizing proceeds from the February 2001 sale of one of its business segments. We plan to manage its future liquidity needs through cost reductions and additional selling initiatives. If revenues are lower than anticipated or expenses are higher than anticipated or if we continue to incur operating losses, we may require additional capital sooner than expected and there can be no assurance that we will be able to obtain additional financing or capital on acceptable terms or that we will be successful in eliminating or scaling back certain of our activities. We may also need additional capital to grow both the Diagnostics and Biotech segments of the business. If adequate funds are not available when needed, the Company may be required to further reduce its fixed costs and delay, scale back, or eliminate certain of its activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations. We are considering various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities. .

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding the Company's executive officers appears in Part I, Item 1-Business under the heading "Executive Officers of the Registrant" at page 18 of this report.    Set forth below is certain information with respect to the Company's Directors as of February 2004.

Name	Age	Position
R. Wayne Fritzsche (1)(2)	54	Chairman of the Board
Calvin A. Saravis (1)(2)(3)	74	Director
J. Donald Payne (1)	48	Director
P. Thomas Vogel (1) (2)	64	Director
Kevin W. Quinlan	54	President and Chief Operating Officer, Treasurer and Director
Richard T. Schumacher	53	Director and Executive Project Consultant

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Oversight Committee.

        Mr. R. Wayne Fritzsche has served as Chairman of the Board of Directors since October 2, 2003, subsequent to being elected as a Class I Director of the Company on October 2, 2003. Mr. Fritzsche has served as a member of the Company's Scientific Advisory Board since 1999. Mr. Fritzsche is the founder of Fritzsche & Associates, Inc., a consulting firm which provides strategic, financial, and scientific consulting to medical companies in the life sciences/healthcare arena, and has served as President since 1991. Since 2003, Mr. Fritzsche has also served as interim President of Chemokine

Pharmaceutical Company, Inc. (formerly PGBP Pharmaceuticals), a small molecule discovery company. Since 2001, Mr. Fritzsche has served as a board member of Opexa Pharmaceuticals, a multiple sclerosis/cell immunology therapy company, and Vascular Sciences, Inc., an extracorporeal/macular degeneration company. He was also a board member of Intelligent Medical Imaging, an automated microscopic imaging company, from 1994 to 1997, Clarion Pharmaceuticals, a drug development company using novel esters, from 1994 to 1996, Nobex Pharmaceuticals, a drug delivery firm, from 1996 to 2001, Cardio Command, Inc., a transesophageal cardiac monitoring and pacing firm, from 1999 to 2001, and Hesed BioMed, an antisense oligonucleotide and catalytic antibody company from 2000 to 2002. Mr. Fritzsche holds a BA from Rowan University, and an MBA from the University of San Diego.

        Dr. Calvin A. Saravis has served as a Director of the Company since 1986. Dr. Saravis also serves as Chairman of the Company's Scientific Advisory Board. Since 1984, he has been an Associate Professor of Surgery (Biochemistry) at Harvard Medical School (presently emeritus) and an Associate Research Professor of Pathology at Boston University School of Medicine (presently emeritus). From 1971 to 1997, Dr. Saravis was a Senior Research Associate at the Mallory Institute of Pathology and from 1979 to 1997, he was a Senior Research Associate at the Cancer Research Institute-New England Deaconess Hospital. Dr. Saravis received his Ph.D. in immunology and serology from Rutgers University.

        Mr. J. Donald Payne was appointed as a Director of the Company effective December 30, 2003 to fill the Class II Board vacancy created by the resignation of Mr. William A. Wilson as a Director of the Company.    Mr. Wilson, a Board member since June 2001 and Chairman of the Board from February 2003 to October 2003, resigned on October 3, 2003 to pursue other activities. Mr. Payne will serve the remainder of Mr. Wilson's Board term, which is set to expire at the 2004 Annual Meeting of Stockholders, and has been appointed to serve as Chairman of the Audit Committee of the Board of Directors. Since September 2001, Mr. Payne has been President and Director of Nanospectra Biosciences, Inc., an early-stage, privately-held medical device company developing products for cancer, ophthalmology, and bio-defense diagnostics. From September 1998 to May 2001, Mr. Payne served as Senior VP and CFO of Sensus Drug Development Corporation, a bio-pharmaceutical company sold to Pharmacia in 2001. Prior to Sensus, from March 1997 to September 1998, Mr. Payne served as VP and CFO of LifeCell Corporation, a publicly held bio-engineering company. From May 1992 to February 1997, Mr. Payne was VP Finance and CFO of Aprogenex, a biotech company engaged in the development, manufacturing, and marketing of medical device products using a proprietary DNA probe technology. Mr. Payne also worked for 10 years at UMC Petroleum Corporation and its predecessor entities, where he was CFO of its private and public entities. Prior to UMC, Mr. Payne worked for Arthur Andersen in audits of public and private companies. Mr. Payne graduated summa cum laude from Texas A&M University in May 1976 with a Bachelor's Degree in Business Administration. Mr. Payne also graduated summa cum laude from the Jesse H. Jones Graduate School of Administration at Rice University in May 1992 with a Master's Degree in Business Administration (MBA). He is a Certified Public Accountant in Texas, and a member of the AICPA and Financial Executives Institute.

        Mr. P. Thomas Vogel was appointed to the Company's Board of Directors effective January 9, 2004. In addition, Mr. Vogel was appointed to serve on the Board of Director's Audit and Compensation Committees. Mr. Vogel will fill the new Class II vacancy created by the unanimous decision by the Company's Board of Directors to expand its size from five to six members. The term for Class II members is set to expire at the 2004 Annual Meeting of Stockholders. Since April 2002, Mr. Vogel has served as the President and CEO of AdipoGenix, Inc, an early-stage drug discovery company focusing on obesity and metabolic diseases, with a unique approach to directly targeting the fat cell itself. From 2000 to January 2002, Mr. Vogel served as President and CEO of Arradial, Inc., an early stage biopharmaceutical company. From 1996 to 2000, Mr. Vogel was CEO and Director of

Mosaic Technologies, Inc., an early-stage molecular biology company. In 1995, Mr. Vogel founded the Charlestown Group, a venture capital firm with a mission of investing in early-stage companies in medical and information technologies. Mr. Vogel worked with the Charlestown Group until 2000. From 1992 to 1995, Mr. Vogel was President of Fisher Scientific Company, a $1billion laboratory supply distribution business. Mr. Vogel served as President of PB Diagnostics from 1991 to 1992, as President of Instrumentation Laboratory from 1990 to 1991, and as President of Serono Diagnostics from 1988 to 1990. Mr. Vogel was in the venture capital arena from 1982 to 1987. Prior to that, from 1974 to 1982, Mr. Vogel was at the Diagnostics Division of Abbott Laboratories, Inc., where he served as Divisional Vice President and General Manager of Diagnostic Products. Mr. Vogel began his professional career at Texas Instruments, Inc., where he held a number of key positions from 1964 to 1973, including plant management in Germany, Italy and Singapore. Mr. Vogel graduated from the Georgia Institute of Technology with a Bachelor's Degree in Electrical Engineering and from The Wharton Business School with a Master's Degree in Business Administration.

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

        Mr. Richard T. Schumacher, the Founder of the Company, has served as a Director since 1978, and since July 9, 2003, he has served as an Executive Project Consultant to the Company pursuant to a consulting agreement with the Company, as described in Item 13 entitled "Certain Relationships and Related Transactions" below. He was Chief Executive Officer and Chairman of the Board from 1992 to February 2003, and served as President from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and Nasdaq. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

        Based solely on the Company's review of the copies of such filings it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year ended December 31, 2003.

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

Audit Committee

        We have an Audit Committee, which consists of Mr. R. Wayne Fritzsche, Dr. Calvin A. Saravis, Mr. J. Donald Payne and Mr. P. Thomas Vogel. The Board of Directors has reviewed the qualifications of each member of the Audit Committee and has determined that each member of the Audit Committee is "independent" under the current listing standards of the Nasdaq National Market applicable to Audit Committee members. Our Board of Directors has also determined that Mr. J. Donald Payne qualifies as an Audit Committee Financial Expert, as defined in Item 401(h) of Regulation S-K and Section 407 of the Sarbanes-Oxley Act of 2002, and is independent in accordance with applicable Nasdaq listing standards. Other information regarding the Audit Committee of our Board of Directors is incorporated by reference to the Proxy Statement under the caption "Report of the Audit Committee of the Board of Directors."

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

*[PLEASE NOTE THAT THE FOLLOWING PAGE REFERENCES REFER TO THE PAGES CONTAINED IN THE COMPANY'S FILING ON FORM 10-K AS FILED WITH THE SEC ON MARCH 29, 2004]*

(a) 1. Index to Financial Statements:
Consolidated Balance Sheets as of December 31, 2003 and 2002	43
Consolidated Statements of Operations for the three years ended December 31, 2003	44
Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2003	45
Consolidated Statements of Cash Flows for the three years ended December 31, 2003	46
Notes to Consolidated Financial Statements	47-69
Reports of Independent Auditors	70-71
(a) 2. Financial Statement Schedule:
Schedule II-Valuation and Qualifying Accounts	91

        All supplemental schedules other than as set forth above are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

(a)  3.    Exhibits:

EXHIBIT INDEX

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**
3.2	Amended and Restated Bylaws of the Company	A**
3.3	Amendment to Amended and Restated Bylaws of the Company	C**
4.1	Specimen Certificate for Shares of the Company's Common Stock	A**
4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**
4.3	Form of warrants issued in connection with Paradigm Group	H**
4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**
4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**
4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**
4.7	Warrant issued to DP Securities, Inc.	K**
4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**
4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**
4.11	Warrant issued to Richard P. Kiphart	K**
4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**
4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**
10.1	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**
10.2	1987 Non-Qualified Stock Option Plan*	A**
10.3	Employee Stock Option Plan*	A**
10.4	1999 Non-Qualified Stock Option Plan*	I**
10.5	1999 Employee Stock Purchase Plan*	I**
10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**
10.7	Loan Agreement dated March 31, 2000	C**
10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**
10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**
10.10
	Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific	F**
10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**
10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**
10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**
10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**
10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**
10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**
10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
10.19	Mortgage and Security Agreement dated March 31, 2000	L**
10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**
10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**
10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**
10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**
10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**
10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**
10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**
10.27	Description of Compensation for Certain Directors*	D**
10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*
10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*
10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	R*
10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	R*
10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	R*
21.1	Subsidiaries of the registrant	R*
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants	R*
23.2	Consent of Weinberg & Company, P.A., independent accountants	R*

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

(b) REPORTS ON FORM 8-K.

        The Company filed a Form 8-K dated October 2, 2003 announcing that Mr. R. Wayne Fritzsche and Dr. Calvin A. Saravis were elected as directors of the Company at the Company's Special Meeting in Lieu of Annual Meeting of Stockholders held on October 2, 2003. The Company also announced that William A. Wilson resigned from the Board of Directors on October 3, 2003 to pursue other activities.

        The Company filed a Form 8-K dated November 5, 2003 announcing that the Audit Committee of the Board of Directors of the Company engaged Weinberg & Company P.A. ("Weinberg & Company") to act as the Company's independent accountants for the remainder of fiscal 2003, effective immediately.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2004	Boston Biomedica, Inc.

	By:	/s/ KEVIN W. QUINLAN Kevin W. Quinlan
President and Chief Operating Officer and Treasurer

EXHIBIT INDEX

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**
3.2	Amended and Restated Bylaws of the Company	A**
3.3	Amendment to Amended and Restated Bylaws of the Company	C**
4.1	Specimen Certificate for Shares of the Company's Common Stock	A**
4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**
4.3	Form of warrants issued in connection with Paradigm Group	H**
4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**
4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**
4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**
4.7	Warrant issued to DP Securities, Inc.	K**
4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**
4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**
4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**
4.11	Warrant issued to Richard P. Kiphart	K**
4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**
4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**
10.1	Lease Agreement, dated July 28, 1995, for New Britain, Connecticut Facility between MB Associates and the Company	A**
10.2	1987 Non-Qualified Stock Option Plan*	A**
10.3	Employee Stock Option Plan*	A**
10.4	1999 Non-Qualified Stock Option Plan*	I**
10.5	1999 Employee Stock Purchase Plan*	I**
10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**
10.7	Loan Agreement dated March 31, 2000	C**
10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**
10.10
	Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific	F**
10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**
10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**
10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**
10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**
10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**
10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**
10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**
10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**
10.19	Mortgage and Security Agreement dated March 31, 2000	L**
10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**
10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**
10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**
10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**
10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**
10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**
10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**
10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*
10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*
10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	R*
10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	R*
10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	R*
21.1	Subsidiaries of the registrant	R*
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants	R*
23.2	Consent of Weinberg & Company, P.A., independent accountants	R*
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

QuickLinks

INTRODUCTORY NOTE
PART I
  ITEM 1. BUSINESS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
EXHIBIT INDEX
Signatures
EXHIBIT INDEX