Form 10-Q
period 2004-06-30
BOSTON BIOMEDICA INC
filed 2004-08-16
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

☐ Yes     ☒ No

The number of shares outstanding of the Registrant’s common stock as of June 30, 2004 was 6,853,646.

Part I. Financial Information

Item 1. Financial Statements

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

REVENUE:
PCT Products	$5,540	$3,492	$10,556	$73,782
Grant Revenues	102,374	151,803	225,536	334,118
Total revenue	107,914	155,295	236,092	407,900

COSTS AND EXPENSES:
Cost of products	17,279	2,692	35,019	54,265
Research and development	177,975	328,479	432,771	657,121
Selling and marketing	41,645	42,316	125,880	196,082
General and administrative	279,620	319,734	622,000	747,445
Total operating costs and expenses	516,519	693,221	1,215,670	1,654,913
Operating loss from continuing operations	(408,605)	(537,926)	(979,578)	(1,247,013)
Other operating credits and (charges), net (Note 5)	(215,429)	(201,903)	(302,996)	(337,671)
Interest income	1,548	3,014	3,538	15,631
Interest expense	(43,155)	(13,165)	(50,970)	(26,712)
Loss from continuing operations before income taxes	(665,641)	(749,980)	(1,330,006)	(1,595,764)
Income tax benefit	79,282	139,399	244,036	233,462
Loss from continuing operations	(586,359)	(610,581)	(1,085,970)	(1,362,303)
Discontinued operations (Note 4)
Income from discontinued operations (net of income taxes of $79,281 and $245,135 for the three and six months ended June 30, 2004 respectively and net of income taxes of $139,750 and $236,892 for the three and six months ended June 30, 2003 respectively)	237,283	385,277	581,159	883,452
Net loss	$(349,076)	$(225,304)	$(504,811)	$(478,851)
Loss per share from continuing operations, basic & diluted	$(0.09)	$(0.09)	$(0.16)	$(0.20)
Income per share from discontinued operations, basic & diluted	$0.04	$0.06	$0.09	$0.13
Net loss per share, basic & diluted	$(0.05)	$(0.03)	$(0.07)	$(0.07)
Weighted average number of shares used to calculate income (loss) per share basic and diluted	6,844,090	6,801,157	6,836,337	6,795,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$425,984	$967,185
Marketable securities	3,827	4,071
Accounts receivable, net of allowances of $250 and $0, respectively	31,097	27,557
Inventories	282,112	298,351
Prepaid expenses and other current assets	52,461	105,048
Restricted cash (Note 9)	33,049	—
Assets held for sale (Note 3)	13,944,887	13,522,893
Total current assets	14,773,417	14,925,105

Property and equipment, net	64,937	117,422

OTHER ASSETS:
Acquired PCT patent costs, net	498,506	522,822
Assets transferred under contractual arrangements (Note 5)	1,257,613	1,228,200
Deferred costs (Note 1)	556,985	39,719
Other long-term assets	9,178	9,178
Total other assets	2,322,282	1,799,919
TOTAL ASSETS	$17,160,636	$16,842,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$359,337	$233,363
Accrued employee compensation	163,553	126,036
Other accrued expenses	310,712	237,593
Liabilities from discontinued operations (Note 4(b) )	57,894	192,801
Line of Credit (Note 9)	523,897	—
Liabilities held for sale (Note 3)	5,312,012	4,951,943
Deferred revenue and other current liabilities	2,700	—
Total current liabilities	6,730,105	5,741,736

LONG-TERM LIABILITIES:
Liabilities from discontinued operations (Note 4(b) )	95,000	215,040
Liabilities transferred under contractual arrangements (Note 5)	360,800	370,096
Other liabilities	—	100,364
Total long-term liabilities	455,800	685,500
Total Liabilities	7,185,905	6,427,236

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,853,646 and 6,827,592 issued and outstanding respectively	68,536	68,276
Loan receivable from Director and CEO (Note 7)	(1,000,000)	(1,000,000)
Additional paid-in capital	21,952,307	21,888,235
Accumulated deficit	(11,046,112)	(10,541,301)
Total stockholders’ equity	9,974,731	10,415,210
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$17,160,636	$16,842,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,811)	$(478,851)
Less: income from discontinued operations	581,159	883,452
Loss from continuing operations	(1,085,970)	(1,362,301)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	76,801	101,819
Provision for doubtful accounts	250	—
Changes in operating assets and liabilities:
Accounts receivable	(3,790)	40,249
Marketable securities	244	—
Inventories	16,239	43,849
Prepaid expenses and other current assets	52,587	789
Assets and liabilities transferred under contractual obligations, net	(38,709)	(20,267)
Accounts payable	125,974	36,777
Accrued employee compensation	37,517	(35,173)
Other accrued expenses	73,119	(12,146)
Deferred revenue and other current liabilities	2,700	—
Other liabilities	(100,364)	—
Net cash used in operating activities	(843,402)	(1,206,405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	64,332	14,157
Repayments of long-term debt	—	(34,227)
Deferred costs	(517,266)	(70,000)
Borrowings on line of credit, net of $166,002 of related expenses	523,897	—
Restricted cash - line of credit	(33,049)	—
Net cash provided by (used in) financing activities	37,914	(90,071)
DECREASE IN CASH AND CASH EQUIVALENTS:	(805,488)	(1,296,476)
Cash provided by discontinued operations	264,287	1,031,175
Cash and cash equivalents, beginning of year	967,185	975,649
Cash and cash equivalents, end of period	$425,984	$710,348
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 29,155 common shares associated with prepaid stock subscription	$—	$175,000
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and CEO (Note 7)	$—	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON BIOMEDICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,

(1)         Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying unaudited Condensed Consolidated Financial Statements of Boston Biomedica, Inc (the “Company”, “Boston Biomedica” or “BBI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 as discussed further in the following paragraph.  For further information, refer to the consolidated audited financial statements and footnotes thereto included in the Company’s Form 10-K/A filing for the fiscal year ended December 31, 2003 and in the Company’s Form 10-Q filing for the three months ended March 31, 2004; also see the Company’s Form 8-K filing dated April 16, 2004 and the Company’s Form 8-K filing dated June 16, 2004.

On April 16, 2004, Boston Biomedica, Inc. announced that it had signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech Divisions to SeraCare Life Sciences, Inc. (“SeraCare”) of Oceanside, California (the “Asset Sale”). The closing, which is expected to occur in the third quarter of 2004, is subject to a number of conditions, including the approval of the transaction by BBI stockholders and SeraCare’s receipt of sufficient financing to complete the transaction.   In addition, if the above noted transaction occurs as anticipated, operating results for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004 or for subsequent years (see Notes 3 and 4). Results of operations for the BBI Diagnostics and BBI Biotech Divisions are reported under “Discontinued Operations”, and the related balance sheet items are classified as “Assets Held for Sale” and “Liabilities Held for Sale”.

In June 2004, Boston Biomedica, Inc. announced that it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica (the “Agreement”).  Under the Agreement, BBI received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 10% interest.  The Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the Agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005.  The Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase BBI’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over BBI’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although we expect the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  In addition, despite our intent to exit that business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that we have the right (but not the obligation) to designate one or potentially all three members of the Board of Managers, we are guaranteeing the facility lease payments until January 31, 2005, and have retained a 30% interest.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with Source Scientific, LLC on our condensed consolidated balance sheet as of June 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and have recorded a charge to income under the caption “Other operating credits and charges, net “ in our condensed consolidated statement of operations for the three months and six months ended June 30, 2004 and 2003 equal to 100% of the amount of the loss attributable to the business of Source Scientific,LLC for the respective periods presented.    In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

As a result of the above transactions, the unaudited consolidated financial statements included herein, and the accompanying Notes to Condensed Consolidated Financial Statements, report the results of the Company’s remaining operations, which consist of all PCT related activities including BBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  Operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other Operating Credits and Charges, net” hereunder. The operating results of the Company’s BBI Diagnostics and BBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment, are reported as “Discontinued Operations” hereunder.

Reclassifications

Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Deferred Costs

The Company has deferred approximately $410,000 of transaction costs as of June 30, 2004 associated with the above noted Asset Purchase Agreement.  Assuming the transaction contemplated by the Asset Purchase Agreement closes as anticipated, these deferred transaction costs will be included in the final gain computation associated with the Asset Purchase Agreement; otherwise the Company may be required to expense these costs if the transaction does not proceed as anticipated.  In addition, as discussed further in Note 9, the Company has deferred approximately $145,000 of costs as of June 30, 2004 associated with obtaining a line of credit. These costs are being amortized to expense on a straight-line basis over the three-year life of the agreement.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148) amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  At June  30, 2004, the Company had six stock-based compensation plans, which are described in further detail in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no compensation cost has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss - as reported	$(349,076)	$(225,304)	$(504,811)	$(478,851)
Add back: Stock-based compensation in net loss, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(96,839)	(106,478)	(240,847)	(235,598)
Net loss - pro forma	$(445,915)	$(331,782)	$(745,658)	$(714,449)
Basic and Diluted net loss per share - as reported	$(0.05)	$(0.03)	$(0.07)	$(0.07)
Basic and Diluted net loss per share - pro forma	$(0.07)	$(0.05)	$(0.11)	$(0.11)

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

Use of Estimates

To prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on the disposition of the Company’s discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in determining the ultimate cost of terminating a lease at a facility no longer being utilized, in estimates regarding the collectability of accounts receivable, realizability of loans (plus accrued interest) made to a director/Chief Executive Officer including sufficiency of collateral, deferred tax assets, the net realizable value of its inventory, as well as an estimate for remaining liabilities associated with discontinued operations associated with the clinical laboratory testing services segment. On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

(2)   Recent Accounting Standards

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on its consolidated financial statements.

(3)   Assets and Liabilities Held for Sale

On April 16, 2004, BBI announced that it signed an Asset Purchase Agreement to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech business units to SeraCare (the “Asset Sale”). The purchase price is $30.0M in cash, plus the assumption of certain liabilities related to the BBI Diagnostics and BBI Biotech business units, and is subject to adjustment at closing based on the value of the net assets being sold. Of the $30.0M purchase price, $2.5M will be held in escrow for a period of 18 months following the closing.  The purchase price may be adjusted up or down on a dollar for dollar basis if the nets assets sold as of the closing date are greater or less than $8.5M.  As of June 30, 2004, the net book value of assets being sold is estimated to be approximately $8.6M, plus adjustments per the Asset Purchase Agreement of approximately $300,000 for adjusted net assets held for sale of $8.9M. The closing, which is expected to occur in the third quarter of 2004, is subject to a number of conditions, including the approval of the transaction by BBI stockholders and SeraCare’s receipt of sufficient financing to complete the transaction. SeraCare expects to finance the transaction primarily with debt, along with some equity financing, and has agreed to use commercially reasonable efforts to obtain the financing.  A summary of assets and liabilities held for sale as of June 30, 2004 which are contemplated to be sold pursuant to the Asset Purchase Agreement is as follows:

Total
Assets and liabilities to be sold pursuant to an Asset Purchase Agreement:
Accounts Receivable, net	$3,791,650
Inventories	5,491,454
Prepaid expenses	159,249
Property and Equipment, net	4,361,992
Other assets	140,542
Assets held for sale	13,944,887

Accounts payable	(1,577,420)
Accrued expenses and compensation	(1,124,599)
Short Term Debt/other	(380,413)
Long Term Debt - Mortgage	(2,229,580)
Liabilities held for sale	(5,312,012)
Net Assets and Liabilities held for Sale, excluding facility operating lease obligations also to be assumed:	$8,632,875

Simultaneously with the announcement of the Asset Sale, BBI stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale. BBI expects to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer. The remaining net proceeds from the Asset Sale, after taxes and transaction fees, which is estimated to be approximately $1.0 million, plus any portion of the escrowed amount released to BBI, are expected to be used primarily for working capital for the Company’s pressure cycling technology activities.

(4)   Discontinued Operations

(a) BBI Diagnostics and BBI Biotech Segments

On April 16, 2004, BBI announced that it signed an Asset Purchase Agreement to sell substantially all the assets and selected liabilities of its BBI Diagnostics and BBI Biotech business units to SeraCare (the “Asset Sale”), as discussed in more detail in Note 3. In accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for these two operating segments are reported as discontinued operations.  These segments had combined aggregate revenues from discontinued operations, net of sales to other Company entities, of $5,826,883, $10,712,867, $5,428,179, and $10,304,369 for the three and six months ended June 30, 2004 and ended June 30, 2003, respectively.

(b) Clinical Laboratory Testing Services Segment

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

On March 4, 2004, the Company entered into a lease termination agreement with the landlord relative to the facility previously occupied by BBICL.  The agreement provides for a series of reduced payments over a nine month period ending in late 2004 in return for the Company vacating the facility on or before May 31, 2004, accordingly, the Company recognized a $135,000 gain by virtue of a reduction in liabilities from discontinued operations in the first quarter of 2004 associated with this lease termination agreement and reduction of the related remaining liability.  The Company vacated the facility in the second quarter of 2004.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $153,000 as of June 30, 2004.  The major component of this accrual is the remaining payments associated with the lease termination agreement and the remainder is for other miscellaneous costs associated with exiting this business segment. In prior years, the Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002. These gains may be subject to future adjustments as the Company completes the process of exiting this business.  The Company utilized in 2001 certain prior period net operating loss carry-forwards, previously reserved for by the Company, to partially offset the income tax effect of this gain.

Summary of Net Income from Discontinued Operations

	Three months ended 6/30/04	Six months ended 6/30/04

BBI Diagnostics & BBI Biotech segments	$316,564	$691,295
BBI Clinical lab testing services segment	—	135,000
Tax provision	(79,281)	(245,136)

Total Net Income from Discontinued Operations	$237,283	$581,159

(5)   Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, Boston Biomedica, Inc. announced that it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica (the “Agreement”).  Under the Agreement, BBI received notes receivable in the aggregate amount of $900,000 (the “Notes”), plus accrued interest, payable at the end of three years.  The Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005.  The Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase BBI’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over BBI’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although we expect the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  In addition, despite our intent to exit that business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that we have the right to designate one or potentially three members of the Board of Managers and we are guaranteeing the facility lease payments until January 31, 2005.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of June 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and have recorded a charge to income under the caption “Other operating credits and charges, net” in our consolidated statement of operations for the three months and six months ended June 30, 2004 and 2003 equal to the amount of the loss attributable to the business Source Scientific for the respective periods presented.  In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

(6)  Computation of Net Income (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are antidilutive are excluded from the calculation.  Potentially dilutive securities having a net effect of 107,281 and 58,245 common shares for the three and six months ended June 30, 2004 and 28,778 and 4 common shares for the three and six months ended June 30, 2003 were not included in the computation of diluted loss per share because to do so would have been antidilutive. The net loss per share computation for the six months ended June 30, 2004 and 2003 reflects the issuance of 4,304 and 7,047 respectively, of additional shares of common stock purchased by employees through their participation in the Company’s employee stock purchase plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted Average Shares Outstanding, basic	6,844,090	6,801,157	6,836,337	6,795,262
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	—	—	—	—
Weighted Average Shares Outstanding, diluted	6,844,090	6,801,157	6,836,337	6,795,262
Loss from continuing operations	$(586,359)	$(610,581)	$(1,085,970)	$(1,362,303)
Income from discontinued operations	237,283	385,277	581,159	883,452
Net loss	$(349,076)	$(225,304)	$(504,811)	$(478,851)

Loss per share from continuing operations, basic and diluted	$(0.09)	$(0.09)	$(0.16)	$(0.20)
Income per share from discontinued operations-basic & diluted	0.04	0.06	0.09	0.13
Net loss per share-basic & diluted	$(0.05)	$(0.03)	$(0.07)	$(0.07)

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

In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to a financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000, plus accrued interest, from Mr. Schumacher. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet as of December 31, 2002 until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholders’ equity.

As of June 30, 2004, the Company evaluated the recoverability of the $1,000,000 loan receivable (excluding $99,635 of accrued interest owed to the Company as of June 30, 2004 associated with this loan) from Mr. Schumacher. The Company’s review includes an evaluation of the remaining collateral associated with the loan. The Company maintains a junior interest in this collateral.  The remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral, the Company considers the balance of a loan outstanding ($485,337 as of June 30, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.

The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At June 30, 2004, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not deemed impaired as of June 30, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of future impairment. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

(8)   Segment Reporting and Related Information

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

As of June 30, 2004, and pending the close of the Asset Sale, the Company had two segments – Source and PCT.  The PCT segment consists of research and development primarily in pressure cycling technology (“PCT”). The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid and protein extraction from cells and tissues, and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September of 2002.  PCT Revenue to date consists primarily of both private and public (NIH) funding of segment research and, commencing in late 2002, from the sale of PCT products.  Most of the expenditures incurred by this segment are for ongoing research and development expenses, marketing and sales expenses, and general management expenses including patent costs.

(9)   Debt

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The revolving line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the revolving line of credit are limited to commercially standard terms and percentages of accounts receivable. The revolving line of credit contains financial and other customary covenants, including a minimum debt service coverage ratio and certain restrictions on the payments of dividends and incurring additional debt. The amount borrowed under this revolving line of credit was $523,897 as of June 30, 2004.  In accordance with the provisions of the revolving line of credit agreement, all cash receipts of the Company associated with trade accounts receivable are deposited into a restricted bank account.  This account balance of $33,049 is reported as restricted cash on the accompanying balance sheet as of June 30, 2004. The Company has deferred approximately $145,000 of costs as of June 30, 2004 associated with obtaining the revolving line of credit.  These costs are being amortized to expense on a straight-line basis over the three year life of the agreement.

In the second quarter of 2004, the Company was notified by the lender under this revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare Life Sciences pursuant to the

Asset Purchase Agreement described in Note 3, the Company was in technical default with respect to this revolving line of credit.  In May 2004, the lender agreed to waive this default in return for a $25,000 waiver fee payable immediately and an increase in the minimum termination fee should the Company elect to terminate this agreement, at its option, during the first year of the agreement.

(10) Inventories

Inventories are comprised of primarily component parts used in the manufacture of PCT products, and amounted to $282,112 at June 30, 2004 and $298,351 as of December 31, 2003.

(11) Commitments and Contingencies

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

Licensing Agreements/Customer Claims

In the first quarter of 2004, the Company received unrelated communications from two parties relative to licensing and royalty issues.  One party has requested additional information to determine whether the Company may owe additional royalties on products sold under a patent license agreement; the Company believes it has made all required royalty payments under its patent license agreement with this entity.   Another party has alleged that certain products sold by the Company used component materials patented by that third party.  The Company is in the process of investigating and gathering additional information in order to respond to these inquiries.  While the Company cannot estimate the amount of a loss, if any, associated with the resolution of these allegations, the Company disputes all of these allegations and intends to vigorously pursue all defenses available to the Company.

Environmental Matters

The Company has received correspondence addressed to Source Scientific, Inc. originating from the U.S. Environmental Protection Agency (“EPA”).  In 1997, the Company acquired certain assets and liabilities of Source Scientific, Inc. The correspondence identifies Source Scientific, Inc. as having a potential liability for waste disposal by a purported predecessor entity. The Company has not yet determined if it actually has liability for this matter, however should the Company and the EPA agree on resolution of this matter, it is estimated that such costs could range from a minimal amount up to $42,000.  No accrual has been made since no specific amount can be reasonably estimated at this time.

Leases

On March 1, 2004, the Company entered into an eleven year facility lease agreement with an existing landlord for approximately 65,160 sq. ft. of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  The landlord has agreed to terminate in full the Company’s remaining obligations pursuant to an existing facility lease which was scheduled to terminate in November 2006.   Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter.  Pursuant to the terms and conditions of an Asset Purchase Agreement dated April 16, 2004 between the Company and SeraCare Life Sciences, Inc., it is anticipated that all obligations pursuant to this lease, together with all remaining obligations associated with the existing facility lease at the Company’s Gaithersburg MD facility, will transfer to SeraCare Life Sciences, Inc., assuming the transaction closes as anticipated.

Purchase Commitments

In June 2004, Boston Biomedica, Inc. announced that it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica.  As part of the Agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005.  Reimbursement to Source Scientific, LLC by the Company is expected to be at the rate of $25,000 per month; however, payment by the Company to Source Scientific, LLC is contingent upon actual services being rendered to the Company by Source Scientific, LLC.

In March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  The most recent cost estimate to build out the facility is approximately $2,600,000, of which the new lease agreement calls for the landlord to contribute approximately $1,950,000.  Assuming the transaction with SeraCare is completed as anticipated, it is expected that a portion or all of these costs would be assumed by SeraCare; however if the transactions does not close as anticipated, the Company would be responsible for these costs to the extent they are incurred.

Guaranty of Rent Payments on Transferred Facility Lease

The Company also leased 27,000 square feet of space in Garden Grove, California where its BBI Source Scientific, Inc. business unit previously manufactured laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option. In June 2004, the Company announced it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica, Inc.   As of June 30, 2004 the Company has received approval of the landlord to assign this facility lease to Source Scientific, LLC. The remaining obligation of the Company is in the form of a guarantee to the landlord for the remaining seven monthly rent payments, approximating $225,000 in total, should Source Scientific, LLC not meet its obligations.

(12) Investments

As of June 30, 2004, the Company is the owner of approximately 4.45% of Panacos Pharmaceuticals, which is recorded on the Company’s books at a cost of $9,178 as of both December 31, 2003 and June 30, 2004.  In the second quarter of 2004, Panacos Pharmaceuticals entered into a definitive merger agreement with V.I. Technologies, Inc. (Nasdaq: VITX, market price per share was $0.72 on August 13, 2004), a biotechnology company dedicated to developing novel anti-infective technologies. The transaction is expected to close in the third quarter of 2004 and is subject to the approval by shareholders of both companies (scheduled for August 20, 2004) and other customary closing conditions. Should the above noted transaction be approved by the shareholders of both V. I. Technologies, Inc. and Panacos Pharmaceuticals, the Company’s existing common stock ownership in Panacos Pharmaceuticals of 1,500,000 shares will be converted into approximately 1,110,000 common shares of V.I. Technologies, Inc. (a publicly traded company) at the close of the transaction, with the possibility of an additional 225,000 shares if a certain milestone is achieved, and an additional 660,000 shares if an additional milestone is achieved.

(13) Fixed Assets

Fixed assets are comprised primarily of PCT related demonstration equipment, of which one PCT BarocyclerTM unit has been placed with a third party pursuant to a short term rental agreement.  Depreciation on PCT demonstration units is allocated over the expected useful life of approximately two years.

(14) Intangible Assets

The Company has classified as intangible assets those costs associated with the fair value of certain assets of the PCT and related businesses previously acquired by the Company.  The remaining net book value of intangible assets as of June 30, 2004 and December 31, 2003 is comprised of approximately $499,000 and $523,000, respectively, of acquired PCT patents which is being amortized to expense on a straight line basis at the rate of $48,635 per year over the remaining useful life.

The Company’s policy is to expense all patent related legal costs as incurred.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

In June 2004, Boston Biomedica, Inc. announced that it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica (the “Agreement”).  Under the Agreement, BBI received notes receivable in the aggregate amount of $900,000 (the “Notes”), plus accrued interest, payable at the end of three years.  The Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the Agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005.  The Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase BBI’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over BBI’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although we expect the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  In addition, despite our intent to exit that business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that we have the right to designate one or potentially all three members of the Board of Managers and we are guaranteeing the facility lease payments until January 31, 2005.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of June 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and have recorded a charge to income under the caption “Other operating credits and charges, net” in our consolidated statement of operations for the three months and six months ended June 30, 2004 and 2003 equal to the amount of the loss attributable to the business Source Scientific for the respective periods presented.  In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

On April 16, 2004, Boston Biomedica, Inc. (“BBI” or the “Company”) announced that it had signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets its BBI Diagnostics and BBI Biotech business units to SeraCare Life Sciences, Inc. (“SeraCare”) of Oceanside, California (the “Asset Sale”). The purchase price is $30.0 million in cash, plus the assumption of certain liabilities related to the BBI Diagnostics and BBI Biotech business units, and is subject to adjustment at closing based on the value of the net assets being sold. Of the $30.0 million purchase price, $2.5 million will be held in escrow for a period of 18 months following the closing. The purchase price may be adjusted up or down on a dollar for dollar basis if the net assets sold as of the closing date are greater or less than $8.5M. The closing, which is expected to occur in the third quarter of 2004, is subject to a number of conditions, including the approval of the transaction by BBI stockholders and SeraCare’s receipt of sufficient financing to complete the transaction. SeraCare expects to finance the transaction primarily with debt, along with some equity financing, and has agreed to use commercially reasonable efforts to obtain the financing.

On April 16, 2004, SeraCare entered into voting agreements (the “Voting Agreements”) with each of Mr. Richard T. Schumacher, BBI’s founder, a Director and its CEO, and Mr. Richard Kiphart, his daughter and Shoreline Micro-Cap Fund I LP, a fund of which Mr. Kiphart serves as general partner and has the sole power to vote and dispose or direct the disposition of shares held by such fund. Under the Voting Agreements, these stockholders, who collectively hold an aggregate of approximately 32% of BBI’s total outstanding shares entitled to vote at the stockholders meeting, have agreed to vote their shares in favor of the Asset Sale in accordance with the Voting Agreements.  The foregoing description of the Asset Purchase Agreement and Voting Agreements does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement and Voting Agreements.

BBI has amended its Shareholder Rights Agreement to provide that none of the following events will trigger the rights under that agreement: (i) the execution and delivery of the Asset Purchase Agreement, (ii) the execution of the Voting Agreements, (iii) the granting of proxies to vote common stock of BBI by each of Richard T. Schumacher and Richard Kiphart (together with his related parties) to SeraCare pursuant to the Voting Agreements, and (iv) the completion of the transactions under the Asset Purchase Agreement and the taking of actions under the Voting Agreements. The foregoing description of the amendment to the Rights Agreement does not purport to be complete and is qualified in its entirety by reference to Amendment No. 1 to the Rights Agreement.

Simultaneously with the announcement of the Asset Sale, BBI stated its intention to commence a tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale. BBI expects to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer. The remaining net proceeds from the Asset Sale, after taxes and transaction fees, which is estimated to be approximately $1.0 million, plus any portion of the escrowed amount released to BBI, are expected to be used for working capital for the Company’s pressure cycling technology activities.

On April 20, 2004, the Board of Directors of BBI announced the appointment of Mr.  Richard T. Schumacher to the Company’s open position of Chief Executive Officer (CEO), effective immediately.  Mr. Schumacher, the Founder of the Company, has served as a member of the Board of Directors of BBI since 1978, was the Company’s President from 1986 to 1999, and was CEO and Chairman of the Board from 1992 to February 2003. Mr. Schumacher is working as an employee of the Company pursuant to the terms of his existing consulting agreement.

OVERVIEW

The results of operations discussed below report the results of the Company’s remaining operations, which consist of all PCT related activities including BBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  Operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other Operating Credits and Charges” hereunder. The operating results of the Company’s BBI Diagnostics and BBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment, are reported as “Discontinued Operations” hereunder.   Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

PCT related revenues amounted to $108,000 in the second quarter of 2004, as compared to $155,000 in the second quarter of 2003.

Product Revenue.  The Company had no PCT Barocycler™ unit sales in the second quarter of 2004 nor any in the second quarter of 2003.  The Company is continuing to work on the development of a less expensive and smaller bench top version of the PCT Barocycler™, which the Company presently plans to have ready for commercial sale in the fourth quarter of 2004.

Service and Grant Revenue.  A decrease in PCT grant revenue was primarily related to a lower level of research conducted under SBIR research grants in the second quarter of 2004 ($102,000) as compared to the second quarter of 2003 ($152,000). During the second quarter of 2003, work was conducted on two Phase-II SBIR grants; work on one of the two grants was completed in the first quarter of 2004, thus resulting in a lower level of work required during the second quarter of 2004. Work on the one remaining Phase-II SBIR grant is nearly complete, with the expectation that all work will be completed during the third quarter of 2004. The Company has submitted three new SBIR research grant proposals to fund additional research.

Cost of Products

The cost of PCT products sold increased to $17,000 in the second quarter of 2004 from $3,000 in the second quarter of 2003, a change of $14,000.  The increase was primarily due to higher inventory and warranty reserves, as well as depreciation expense on a PCT Barocycler™ unit that is currently being leased.

Research and Development

PCT related research and development expenditures decreased 45.7%, or $150,000, to $178,000 in the second quarter of 2004 from $328,000 in the second quarter of 2003.  The decreased level of expenditures was associated primarily with the completion of one Phase-II SBIR grant during the first quarter of 2004, resulting in less research and development work performed in Q2 of 2004. During Q2 of 2003, work was conducted on two Phase-II SBIR grants. Work on the one remaining Phase II SBIR grant is nearly complete, with the expectation that all work will be completed during the third quarter of 2004.

Selling and Marketing

PCT related selling and marketing expenses of $42,000 in the second quarter of 2004 remained unchanged from the second quarter of 2003.

General and Administrative

General and administrative costs totaled $280,000 in the second quarter of 2004, a decrease of $40,000, or $12.5%, from $320,000 in the second quarter of 2003. The second quarter of 2003 included non-recurring costs associated with legal and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003 to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer was employed.  The second quarter of 2004 included certain monthly commitment and servicing fees associated with a new line of credit which became effective in February 2004.

Operating Loss from Continuing Operations

The operating loss of the PCT business amounted to $409,000 in the second quarter of 2004 as compared to an operating loss of $538,000 in the second quarter of 2003. The decrease was primarily due to decreased research and development activities, and lower general and administrative costs.

Other Operating Credits and Charges

BBI Source Scientific, Inc., together with Source Scientific, LLC, had an operating loss of $215,000 in the second quarter of 2004, an increase of $13,000 or 6.4% from an operating loss of $202,000 in the second quarter of 2003. The increase was the result of lower revenues in the second quarter of 2004 than in the second quarter of 2003.  See also Notes #1 and #5 to the Condensed Consolidated Financial Statements.

Net Interest Expense

Net interest expense totaled $43,000 in the second quarter of 2004 as compared to $13,000 in the second quarter of 2003.  The second quarter of 2004 included interest expense associated with borrowings on the Company’s line of credit, which became effective on February 5, 2004; a portion of the increased borrowings on the line of credit was due to payment of certain transactions costs associated with the Company entering into an Asset Purchase Agreement in April 2004.  In the second quarter of 2004, the Company was notified by the lender under its revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare Life Sciences pursuant to the Asset Purchase Agreement described in Note 3 of Notes to Condensed Consolidated Financial Statements preceding, the Company was in technical default with respect to this revolving line of credit.  In May 2004, the lender agreed to waive this default in return for certain changes to terminations provisions of the line plus a $25,000 waiver fee, which was paid by the Company in the second quarter of 2004 and charged to interest expense.

Loan Receivable from Director and Chief Executive Officer

As of June 30, 2004, the Company evaluated the recoverability of a $1,000,000 loan receivable plus accrued interest from Mr. Richard T. Schumacher, a Director and the Company’s current Chief Executive Officer, which is reflected on its balance sheet in stockholders’ equity as a loan receivable as of December 31, 2003 and June 30, 2004. The Company’s review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral.  As of June 30, 2004, the remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral for the Company’s $1,000,000 receivable plus accrued interest , the Company considers the balance of a loan outstanding ($485,337 as of June 30, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.  The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At June 30, 2004, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of June 30, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of impairment.  Based on the Company’s assessment as of and through July 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

Income Taxes

In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized a consolidated income tax benefit associated with the net loss in the second quarter of 2004 and the second quarter of 2003.  However, consistent with our presentation of discontinued operations in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is showing a tax benefit from the losses incurred on its unprofitable continuing operations, offset by a tax provision for its profitable discontinued operations.

Discontinued Operations

Operating income from discontinued operations was $237,000 in the second quarter of 2004, a decrease of $148,000 or 38.4% from income of $385,000 for the second quarter of 2003.  The decrease was primarily due to more aggressive pricing for diagnostic component products, resulting in lower margins and lower gross profit.

Net Loss

The Company had a net loss of $349,000 in the second quarter of 2004 as compared to a net loss of $225,000 in the second quarter of 2003, primarily due to a lower profit in the second quarter of 2004 from discontinued operations as explained in further detail above.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue

PCT related revenues amounted to $236,000 in the first half of 2004, as compared to $408,000 in the first half of 2003.

Product Revenue. The Company had no PCT Barocycler™ unit sales in the first half of 2004 as compared to one unit sale of a PCT Barocycler™ in the first half of 2003.  The Company is continuing to work on the development of a less expensive and smaller bench top version of the PCT Barocycler™, which the Company presently plans to have ready for commercial sale in the fourth quarter of 2004.

Service and Grant Revenue.  A decrease in PCT grant revenue was primarily related to a lower level of research conducted under SBIR research grants in the first half of 2004 ($226,000) as compared to the first half of

2003 ($334,000). During the first half of 2003, work was conducted on two Phase-II SBIR grants; work on one of the two grants was completed in the first quarter of 2004, thus resulting in a lower level of work required during the first half of 2004. Work on the one remaining Phase II SBIR grant is nearly complete, with the expectation that all work will be completed during the third quarter of 2004.  The Company has submitted three new SBIR research grant proposals to fund additional research.

Cost of Products

The cost of PCT products sold decreased to $35,000 in the first six months of 2004 from $54,000 in the first six months of 2003, a change of $19,000, or 35.2%.  The decrease was primarily related to the sale of a PCT Barocycler™ unit during the first six months of 2003.

Research and Development

Research and development expenditures decreased 34.1%, or $224,000, to $433,000 in the first six months of 2004 from $657,000 in the first six months of 2003.  The decreased level of expenditures was associated primarily with the completion of one Phase-II SBIR grant during the first quarter of 2004, resulting in less research and development work performed in the first six months of 2004. During the first six months of 2003, work was conducted on two Phase-II SBIR grants. Work on the one remaining Phase II SBIR grant is nearly complete, with the expectation that all work will be completed during the third quarter of 2004.

Selling and Marketing

PCT related selling and marketing expenses decreased by 35.7%, or $70,000, to $126,000 in the first half of 2004 from $196,000 in the first half of 2003. This decrease was associated with a reduced level of trade show expenditures, coupled with vacant sales positions in the first half of 2004. In the first half of 2003, the Company had two full time sales representatives employed for PCT related sales and marketing activities.  At present, the PCT segment does not employ any sales representatives, but is expected to do so in the near future.

General and Administrative

General and administrative costs totaled $622,000, a decrease of $125,000 or 16.7% from $747,000 in the first six months of 2003. The first six months of 2003 included non-recurring costs associated with legal and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003 to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer was employed. The Company also incurred increased legal fees during the first six months of 2003 associated with the March 2003 adoption of a Shareholders Purchase Rights Plan.  The second quarter of 2004 included certain monthly commitment and servicing fees associated with a new line of credit effective February 2004.

Operating Loss from Continuing Operations

The operating loss of the PCT business decreased to $980,000 in the first six months of 2004 from $1,247,000 in the first six months of 2003. The decrease was primarily due to decreased research and development activities and lower general and administrative costs.

Other Operating Credits and Charges

BBI Source Scientific, Inc., together with Source Scientific, LLC, recognized an operating loss of $303,000 in the first six months of 2004, a decrease of $35,000 or 10.4% from an operating loss of $338,000 in the first six months of 2003. The decrease was the result of slightly higher margins on product sales. See also Notes #1 and #5 to the Condensed Consolidated Financial Statements.

Net Interest Expense

Net interest expense increased to $51,000 in the first six months of 2004 as compared to $27,000 in the first six months of 2003. The first six months of 2004 included interest expense associated with borrowings on the Company’s line of credit, which became effective on February 5, 2004; a portion of the increased borrowings on the line of credit was due to payment of certain transactions costs associated with the Company entering into an Asset Purchase Agreement in April 2004. In the second quarter of 2004, the Company was notified by the lender under its revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare Life Sciences pursuant to the Asset Purchase Agreement described in Note 3 of Notes to Condensed Consolidated Financial Statements preceding, the Company was in technical default with respect to this revolving line of credit.  In May 2004, the lender agreed to waive this default in return for certain changes to terminations provisions of the line plus a $25,000 waiver fee, which was paid by the Company in the second quarter of 2004 and charged to interest expense.

Loan Receivable from Director and Chief Executive Officer

As of June 30, 2004, the Company evaluated the recoverability of a $1,000,000 loan receivable plus accrued interest from Mr. Richard T. Schumacher, a Director and the Company’s current Chief Executive Officer, which is reflected on its balance sheet in stockholders’ equity as a loan receivable as of December 31, 2003 and June 30, 2004. The Company’s review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral.  As of June 30, 2004, the remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral for the Company’s $1,000,000 receivable, the Company considers the balance of a loan outstanding ($485,337 as of June 30, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.  The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At June 30, 2004, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of June 30, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of impairment.  Based on the Company’s assessment as of and through July 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

Income Taxes

In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized a consolidated income tax benefit associated with the net loss from the first six months of 2004 and the first six months of 2003. However, consistent with our presentation of discontinued operations in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is showing a tax benefit from the losses incurred on its unprofitable continuing operations, offset by a tax provision for its profitable discontinued operations. Income tax expense in the first six months of both 2004 and 2003 relates to various state income taxes.

Discontinued Operations

Operating income from discontinued operations was $581,000 in the first six months of 2004, a decrease of $302,000 or 34.2% from income of $883,000 for the first six months of 2003.  The decrease was primarily due to more aggressive pricing for diagnostic component products, resulting in lower margins and lower gross profit.

On March 4, 2004, the Company entered into a lease termination agreement with the landlord of the facility previously occupied by BBI Clinical Laboratories, Inc., formerly a wholly-owned subsidiary of the Company in the clinical laboratory testing services segment.  The agreement calls for a series of reduced payments over the next nine months in return for the Company vacating the facility; the Company vacated the facility in the second quarter of 2004. Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this favorable early termination lease agreement. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $151,000 as of July 2004.

Net Loss

The Company had a net loss of $505,000 in the first six months of 2004 as compared to a net loss of $479,000 in the first six months of 2003. The increased loss was primarily due to the lower profits in the first six months of 2004 from discontinued operations as explained in further detail above.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s working capital position, excluding restricted cash of $33,000 as of June 30, 2004, decreased to $8.0 million as of June 30, 2004 from $9.2 million as of December 31, 2003.

Net cash used by operations for the six months ended June 30, 2004 was $843,000 as compared to net cash used by operations of $1,206,000 for the six months ended June 30, 2003. The cash used in operations for both years was primarily a result of losses incurred.

With respect to the Company’s discontinued operations, the Company entered into a new facility lease for its repository operations in Frederick MD in the first half of 2004; occupancy is anticipated in the third quarter of 2004. The Company has recently committed to incur construction costs in order to complete the facility, in the estimated amount of $2,600,000, of which the landlord has agreed to provide an allowance of $1,950,000 towards these costs. The landlord contribution is expected to cover projected construction outlays through the third quarter of 2004; accordingly, approximately $650,000 of unreimbursed construction costs may occur in the fourth quarter of 2004.  A portion or all of these costs may be either assumed by SeraCare (assuming the transaction closes as anticipated), or remitted to the Company by SeraCare via reimbursement pursuant to the existing purchase price adjustment clause, whereby the purchase price is to be adjusted up or down on a dollar for dollar basis if the net assets sold as of the closing date are greater or less than $8.5M. If the SeraCare transaction does not close as anticipated, the Company expects the unreimbursed costs would be funded by cash generated from operations, and utilization of the Company’s existing $2.5M line of credit.

Net cash provided by financing activities for the six months ended June 30, 2004 was $38,000 compared to cash used of $90,000 during the six months ended June 30, 2003.  The Company has drawn approximately $524,000 (excluding $166,000 of related expenses) on its line of credit to finance costs on its pending transactions.

Line of Credit

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The revolving line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the revolving line of credit are limited to commercially standard terms and percentages of accounts receivable at present. The revolving line of credit contains financial and other covenants, including a minimum debt service coverage ratio and certain restrictions on the payments of dividends and incurring additional debt. The amount borrowed pursuant to this revolving line of credit was $523,897 as of June 30, 2004.  In accordance with the provisions of the revolving line of credit agreement, all cash receipts of the Company associated with trade accounts receivable are deposited into a restricted bank account.  This account balance of approximately $33,000 is reported as restricted cash on the accompanying balance sheet as of June 30, 2004.  In the second quarter of 2004, the Company was notified by the lender under this revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare Life Sciences pursuant to the Asset Purchase Agreement described in Note 3 of Notes to Condensed Consolidated Financial Statements preceding, the Company was in technical default with respect to this revolving line of credit.  In May 2004, the lender agreed to waive this default in return for a $25,000 waiver fee payable immediately and an increase in the minimum termination fee should the Company elect to terminate this agreement, at its option, during the first year of the agreement.

Investment in Panacos Pharmaceuticals

As of June 30, 2004, the Company is the owner of approximately 4.45% of Panacos Pharmaceuticals, which is recorded on the Company’s books at a cost of $9,178 as of both December 31, 2003 and June 30, 2004.  In the second quarter of 2004, Panacos Pharmaceuticals entered into a definitive merger agreement with V.I. Technologies, Inc. (Nasdaq: VITX, market price per share was $0.72 on August 13, 2004), a biotechnology company dedicated to developing novel anti-infective technologies. The transaction is expected to close in the third quarter of 2004 and is subject to the approval by shareholders of both companies (scheduled for August 20, 2004) and other customary closing conditions. Should the above noted transaction be approved by the shareholders of both V. I. Technologies, Inc. and Panacos Pharmaceuticals, the Company’s existing stock ownership in Panacos Pharmaceuticals could be converted into approximately 1,110,000 shares of common stock of V.I. Technologies, Inc., with the possibility of an additional 885,000 shares of common stock in the event that certain milestones are achieved.

Summary

Based on current forecasts and the recent establishment of a three year, $2,500,000 line of credit, management believes the Company has sufficient liquidity to finance operations for the next twelve months. Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds. There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all. If adequate funds are not available when needed, the Company may be required to further reduce certain of its costs and delay, scale back, or eliminate certain of its activities, including its construction activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.

The Company has considered various sources of additional financing, including but not limited to, sale of business segments, strategic alliances and private placements of debt or equity securities, which could result in dilution to the Company’s stockholders.  On October 25, 2002, the Company retained an investment banking firm to advise the Company in the evaluation of strategic opportunities aimed at increasing shareholder value and liquidity by increasing the capital needed for growth.  As described previously, on April 16, 2004, the Company entered into an Asset Purchase Agreement to sell substantially all of its assets, which consists of the assets of its BBI Diagnostics and BBI Biotech business units to SeraCare.  The purchase price is $30.0 million in cash, plus the assumption of certain liabilities related to the BBI Diagnostics and BBI Biotech business units, and is subject to adjustment at closing based on the value of the net assets being sold. Of the $30.0 million purchase price, $2.5 million will be held in escrow for a period of 18 months following the closing.  The purchase price may be adjusted up or down on a dollar for dollar basis if the nets assets sold as of the closing date are greater or less than $8.5M.  As of June 30, 2004, the net book value of assets being sold is estimated to be approximately $8.9M (which includes approximately $300,000 of adjustments per the Asset Purchase Agreement).  Simultaneously with the announcement of the Asset Sale, BBI stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the sale to SeraCare. BBI expects to use up to $21.0 million of the after-tax net proceeds from the sale to SeraCare to purchase shares of its common stock tendered in the tender offer. The remaining net proceeds from the sale to SeraCare, after taxes and transaction fees, which is estimated to be approximately $1.0M, plus any portion of the escrowed amount released to BBI, are expected to be used primarily for working capital for the Company’s pressure cycling technology activities. Accordingly, if the above noted transactions occur as anticipated, the remaining entity will be comprised primarily of PCT related assets and liabilities. Operating results for the three months ended March 31, 2004 are not expected to be indicative of the results that may be expected for the year ending December 31, 2004 or in subsequent years.

In June 2004, Boston Biomedica, Inc. announced that it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica, Inc (the “Agreement”).  The Agreement calls for BBI to receive notes in the aggregate amount of $900,000 (the “Notes”), plus accrued interest, payable at the end of three years.  The Agreement provides for discounts on the Notes in the event of an early payoff.  As a result of this transaction, the Company ceased funding all day-to-day cash operating requirements of BBI Source Scientific, Inc. effective June 2, 2004. As part of the Agreement, Source Scientific LLC will provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005, at the rate of $25,000 per month.   Payment by the Company to Source Scientific LLC is contingent upon actual services being rendered to the Company by Source Scientific LLC.  See also Notes #1 and #5 to the Condensed Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

The critical accounting policies utilized by the Company in the preparation of the accompanying financial statements are set forth in Part I, Item 7 of the Company’s Form 10-K/A for the year ended December 31, 2003, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2003.

On April 16, 2004, Boston Biomedica, Inc. (“BBI”) announced that it had signed an Asset Purchase Agreement (the “Asset Purchase Agreement”) to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech Divisions to SeraCare Life Sciences, Inc. (“SeraCare”) of Oceanside, California (the “Asset Sale”).  Accordingly, in the second quarter of 2004, the Company reclassified the above referenced assets and liabilities into separate balance sheet categories entitled “Assets Held for Sale” and “Liabilities held for Sale”, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company ceased depreciation and amortization, estimated at approximately $250,000 per quarter, on such long lived assets held for sale effective April 16, 2004, in accordance with the provisions of this accounting pronouncement.

Deferred Costs

The Company has deferred approximately $410,000 of transaction costs as of June 30, 2004 associated with the above noted Asset Purchase Agreement. Assuming the transaction closes as anticipated, these costs will be included in the final gain computation associated with the Asset Purchase Agreement, otherwise the Company may be required to write off these costs if the transaction does not proceed as anticipated.  In addition, as discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, the Company has deferred approximately $145,000 of costs as of June 30, 2004 associated with obtaining a line of credit. These costs are being amortized to expense on a straight-line basis over the three year life of the agreement commencing February 2004.

Patent Costs

The Company’s policy is to expense all new patent related legal costs as incurred.

Research & Development Costs

The Company’s policy is to expense substantially all new PCT related research and development costs as incurred.

CONTRACTUAL OBLIGATIONS

The following is a summary of the Company’s future contractual obligations as of June 30, 2004.  The items noted in the first five lines below, which are entitled  “mortgage payments, operating lease obligations, note payable, real estate facility leases and construction purchase commitment” are all associated with assets and liabilities anticipated to be assumed by SeraCare pursuant to the terms and conditions of the Asset Purchase Agreement.  Items noted in the last five lines below, which are entitled “minimum future royalty payments, obligations relating to discontinued operations – clinical laboratory testing services segment, revolving line of credit, PCT related purchase commitment, and CA real estate facility lease guarantee” are expected to remain with the Company.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years

Obligations expected to be assumed by SeraCare:
Mortgage payments (1)	$3,510,000	$287,000	$575,000	$575,000	$2,073,000
Operating Lease Obligations	46,000	20,000	26,000	—	—
Note Payable	13,000	5,000	8,000	—	—
Real Estate Facility Leases (2)	12,077,000	1,050,000	2,920,000	1,997,000	6,110,000
Construction purchase commitment (3)	650,000	650,000	—	—	—
subtotal – obligations expected to be assumed by SeraCare	$16,296,000	$2,012,000	$3,529,000	$2,572,000	$8,183,000

Obligations expected to be retained by the Company:
Minimum future royalty payments (4)	—	—	—	—	—
Obligations relating to Discontinued Operations – clinical lab testing services segment (5)	153,000	58,000	60,000	10,000	25,000
Revolving Line of Credit (6)	524,000	524,000	—	—	—
PCT related purchase commitment (7)	375,000	300,000	75,000
CA Real Estate Facility Lease Guarantee (8)	—	—	—	—	—
subtotal – obligations expected to be retained by the Company	$1,052,000	$882,000	$135,000	$10,000	$25,000
Total Contractual Obligations	$17,348,000	$2,894,000	$3,664,000	$2,582,000	$8,208,000

(1)  Future monthly payments on this mortgage include principal and interest, based on a 20-year amortization schedule with a balloon payment representing the remaining balance due in full on March 10, 2010.  During the first five years, the note carries an interest rate of 9.75%; after five years (March 2005), the rate charged will be .75% greater than the Corporate Base Rate then in effect. The information presented in the table above is presented using an assumed annual mortgage interest rate of 9.75% for all periods presented.

(2)  The Company leases certain office space, repository, research and manufacturing facilities in Maryland under operating leases with various terms through October 2007. The real estate leases for facilities located in Maryland include renewal options at either market or increasing levels of rent. In March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  The landlord has agreed to terminate in full the Company’s remaining obligations pursuant to an existing facility lease in Frederick, MD which was scheduled to terminate in November 2006. Incremental minimum lease payments pursuant to the new lease (which are net of savings associated with the concurrent termination of the existing lease) would amount to $55,900 in year 2004, $885,000 in years 2005-2006, $1,755,000 in years 2007-2008, and $6,563,000 thereafter; these amounts are included in the table above.

(3)  As discussed further in Note 2 above, in March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  The costs to build out the facility is estimated to be approximately $2,600,000, of which the new lease agreement calls for the landlord to contribute approximately $1,950,000.  The remainder of costs expected to be incurred is shown in the table above, based upon the Company’s most recent estimate to completion. Assuming the transaction with SeraCare is completed as anticipated, it is expected that a portion or all of these costs would be assumed by SeraCare.

(4)  The Company acquired in 1998 all the remaining outstanding common stock of BioSeq, Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales (until March 2016) of future sales by any entity of the Company utilizing PCT, with required minimum royalty payments having ended in 2003. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002.

(5)  In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $151,000 as of June 30, 2004.   See also Note 8 of Notes to Condensed Consolidated Financial Statements hereunder, included in Part I, Item 1 of this Form 10-Q; amounts due pursuant to a lease termination agreement entered into in March 2004 are reflected in the above table.

(6)  In February 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The balance outstanding on this line of credit was $523,897 as of June 30, 2004.

(7)  Source Scientific, LLC will provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005, at the rate of approximately $25,000 per month.   Payment is contingent upon actual services being rendered to the Company by Source Scientific LLC. The chart above assumes a $25,000 per month payment.

(8)  The Company also leases 27,000 square feet of space in Garden Grove, California where its BBI Source business unit previously manufactured laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option. In June 2004, Boston Biomedica, Inc. announced that it had completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica. In June 2004, the Company received approval of the landlord to assign this lease to Source Scientific, LLC. As of August 2004, the remaining obligation of the Company is in the form of a guarantee to the landlord for five monthly rent payments, covering the period September 2004 through January 2005 at approximately $32,000 per month, should Source Scientific, LLC not meet its obligations. The schedule above assumes that no additional payments will be required to be made by the Company pursuant to this lease.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from the Company’s Chief Executive Officer; the Company’s belief that it has sufficient liquidity to finance operations over the next twelve months; the Company’s expectation to complete the sale of its Diagnostics and Biotech business units to SeraCare; the expected payment of the promissory note received from the sale of its BBI Source Scientific business unit; the proceeds remaining from the purchase price received from SeraCare after payment of taxes and transaction fees and related costs; the Company’s plans following the closing of the sale of its Diagnostics, Biotech and BBI Source Scientific business units; the Company’s intent to commence an issuer tender offer following the completion of the sale of its Diagnostics and Biotech business units; and the anticipated future financial performance of the Company and its products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company’s best estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the Report to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which any of the Company’s forward-looking statements are based.

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

•                  the collateral securing the Company’s loan receivable plus accrued interest from its Chief Executive Officer (as of June 30, 2004) may be impaired, and the Company may not be able to fully collect the principal and interest due on a $1,000,000 receivable (excluding accrued interest) from its Chief Executive Officer;

•                  the Company may be unable to comply with the financial and other covenants contained in the Company’s revolving line of credit;

•                  the risk that the transaction with SeraCare may not be completed due to the failure to satisfy or waive conditions to closing;

•                  the risk that the continuity of the Company’s operations will be disrupted in the event the proposed transaction with SeraCare is not completed;

•                  the costs of completing the proposed asset sale transaction may exceed management’s estimates;

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

•                  the risk that the Company will not have sufficient funds to operate its remaining business following the closing; and

•                  the risk that if expenses are higher than anticipated, or if revenues are lower than anticipated or if the Company is unable to complete the assets sale transaction, the Company may require additional capital sooner than expected and there can be no assurance that the Company will be able to obtain additional financing or capital on acceptable terms, or that it will be successful in eliminating or scaling back certain of its activities.

Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s Annual Report to the United States Securities and Exchange Commission on Form 10-K/A for the year ended December 31, 2003 and in the Company’s other reports and statements the Company files from time to time with the SEC.

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

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,290,000 remains outstanding as of June 30, 2004. Pursuant to this mortgage agreement the Company is subject to certain financial covenants. The Company failed to meet its debt service coverage covenant for the year ended December 31, 2003, but in the first quarter of 2004 the financial institution waived this default without penalty.

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  The revolving line of credit bears interest at the base rate plus 3%, carries commercially standard unused line and collateral management fees (payable monthly), and is collateralized by trade accounts receivable and inventory of the Company.  Borrowings under the revolving line of credit are limited to commercially standard terms and percentages of accounts receivable at present. The revolving line of credit contains a covenant regarding a minimum debt service coverage ratio, provides certain restrictions on the payments of dividends and incurring additional debt, and contains other standard covenants. In the second quarter of 2004, the Company was notified by the lender under this revolving line of credit that as a result of the Company committing to sell substantially all of its assets to SeraCare Life Sciences pursuant to the Asset Purchase Agreement described in Note 3 of Notes to Condensed Consolidated Financial Statements preceding, the Company is in technical default with respect to this revolving line of credit.  In May 2004, the lender agreed to waive this default in return for a $25,000 waiver fee payable immediately and an increase in the minimum termination fee should the Company elect to terminate this agreement, at its option, during the first year of the agreement.

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

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.24	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.25	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	R**

10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	R**

10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	R**

10.33	Lease Termination Agreement dated March 4, 2004 between Manafort Family LLC and Boston Biomedica, Inc.	T**

10.34	Description of Severance Agreement between Boston Biomedica, Inc. and Richard D’Allessandro as of March 21 2001.	T*

10.35	Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	T**

10.36	Early Termination of Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	T**

10.37	Asset Purchase Agreement dated April 16, 2004, by and between Boston Biomedica, Inc., BBI Biotech Research Laboratories, Inc. and Seracare Life Sciences, Inc.	S**

10.38	LLC Membership Interest Purchase Agreement by and among BBI Source Scientific, Inc., Boston Biomedica, Inc., Richard W. Henson, and Bruce A. Sargeant dated June 2, 2004.	U**

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

(P)         Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

(Q)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(R)        Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(S)         Incorporated by reference to the registrant’s Current Report on Form 8-K filed April 16, 2004.

(T)        Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(U)       Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 16, 2004.

*                 Management contract or compensatory plan or arrangement.

**          In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) Reports on Form 8-K.

The Company filed a Form 8-K, dated April 16, 2004, relative to its announcement that it has signed an Asset Purchase Agreement to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech Divisions to SeraCare Life Sciences, Inc. of Oceanside, California.

The Company filed a Form 8-K dated June 16, 2004 relative to its announcement that it has completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON BIOMEDICA, INC.
(Registrant)

Date:	August 16, 2004	By:	/s/ Kevin W. Quinlan
Kevin W. Quinlan,
President, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Amended and Restated Bylaws of the Company	A**

3.3	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	A**

4.2	Description of Capital Stock (contained in the Restated Articles of Organization of the Company filed as Exhibit 3.1)	A**

4.3	Form of warrants issued in connection with Paradigm Group	H**

4.4	3% Senior Subordinated Convertible Debenture issued to GCA Strategic Investment Fund Limited	K**

4.5	Warrant issued to GCA Strategic Investment Fund Limited	K**

4.6	Warrant issued to Wharton Capital Partners, Ltd.	K**

4.7	Warrant issued to DP Securities, Inc.	K**

4.8	Registration Rights Agreement, dated as of August 25, 2000, by and among Boston Biomedica, Inc., Wharton Capital Partners, Ltd., DP Securities, Inc. and GCA Strategic Investment Fund Limited	K**

4.9	3% Senior Subordinated Convertible Debenture issued to Richard P. Kiphart	K**

4.10	3% Senior Subordinated Convertible Debenture issued to Shoreline Micro-Cap Fund, L.P.	K**

4.11	Warrant issued to Richard P. Kiphart	K**

4.12	Warrant issued to Shoreline Micro-Cap Fund, L.P.	K**

4.13	Registration Rights Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P. L.P.	K**

4.14	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc., and Computershare Trust Company, Inc.	P**

4.15	Amendment No. 1 to Rights Agreement dated April 16, 2004	S**

10.2	1987 Non-Qualified Stock Option Plan*	A**

10.3	Employee Stock Option Plan*	A**

10.4	1999 Non-Qualified Stock Option Plan*	I**

10.5	1999 Employee Stock Purchase Plan*	I**

10.6	Underwriters Warrants, each dated November 4, 1996, between the Company and each of Oscar Gruss & Son Incorporated and Kaufman Bros., L.P.	B**

10.7	Loan Agreement dated March 31, 2000	C**

10.8	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	D**

10.9	Lease Agreement, dated May 16, 1997, for Gaithersburg, Maryland facility between B.F. Saul Real Estate Investment Trust and the Company	E**

10.10

Lease Agreement dated January 30, 1995 for Garden Grove, California facility between TR Brell, Cal Corp. and Source Scientific, Inc., and Assignment of Lease, dated July 2, 1997, for Garden Grove, California facility between Source Scientific, Inc. and BBI Source Scientific

F**

10.11	Contract, dated July 1, 1998, between the National Institutes of Health and the Company (NO1-A1-85341)	G**

10.12	Contract, dated July 1, 1998, between the National Heart Lung and Blood Institute and the Company (NO1-HB-87144)	G**

10.13	Agreement with Paradigm Group for the purchase of warrants dated August 18, 1999	H**

10.14	Agreement with MDBio for the purchase of common stock and common stock warrants, dated September 30, 1999	J**

10.15	Lease Agreement dated September 30, 1999, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	J**

10.16	Repository Contract with National Institute of Allergy and Infectious Disease, Division of AIDS (NO1-A1-95381), dated August 16, 1999.	J**

10.17	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., and GCA Strategic Investment Fund Limited.	K**

10.18	Securities Purchase Agreement dated as of August 25, 2000, by and among Boston Biomedica, Inc., Richard P. Kiphart and Shoreline Micro-Cap Fund, L.P.	K**

10.19	Mortgage and Security Agreement dated March 31, 2000	L**

10.20	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	M**

10.21	Promissory Note dated July 10, 2001, as amended on October 4, 2001, by and among Boston Biomedica, Inc. and Richard T. Schumacher.	N**

10.22	Subscription Agreement dated as of December 6, 2001 by and between Boston Biomedica, Inc., Richard P. Kiphart, Andrew Gluck, David Valentine, Rebecca Kiphart and Arthur Hill.	O**

10.23	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	O**

10.26	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	O**

10.27	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.26	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	O**

10.27	Description of Compensation for Certain Directors*	D**

10.28	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.29	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	Q*

10.30	Revolving Credit and Security Agreement dated as of February 5, 2004	R**

10.31	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	R**

10.32	Contract effective 06/01/2001, between the National Cancer Institute and the Company (NO2-CP-11001)	R**

10.33	Lease Termination Agreement dated March 4, 2004 between Manafort Family LLC and Boston Biomedica, Inc.	T**

10.34	Description of Severance Agreement between Boston Biomedica, Inc and Richard D’Allessandro as of March 21, 2001.	T*

10.35	Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	T**

10.36	Early Termination of Lease Agreement dated March 1, 2004 by and between MIE Properties, Inc. and BBI Biotech Research Laboratories, Inc.	T**

10.37	Asset Purchase Agreement dated April 16, 2004, by and between Boston Biomedica, Inc., BBI Biotech Research Laboratories, Inc. and Seracare Life Sciences, Inc.	S**

10.38	LLC Membership Interest Purchase Agreement by and among BBI Source Scientific, Inc., Boston Biomedica, Inc., Richard W. Henson, and Bruce A. Sargeant dated June 2, 2004.	U**

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

(P)         Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed March 12, 2003.

(Q)       Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

(R)        Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(S)         Incorporated by reference to the registrant’s Current Report on Form 8-K filed April 16, 2004.

(T)        Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(U)       Incorporated by reference to the registrant’s Current Report on Form 8-K filed June 16, 2004.

*                 Management contract or compensatory plan or arrangement.

**          In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.