Form 10-Q
period 2004-09-30
PRESSURE BIOSCIENCES INC
filed 2004-11-23
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number   0-21615

PRESSURE BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts

04-2652826
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

375 West Street,	02379-1040
West Bridgewater, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

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

☐ Yes    ☒ No

The number of shares outstanding of the Registrant’s common stock as of November 1, 2004 was 6,872,915.

Part I.  Financial Information

Item 1.  Financial Statements

PRESSURE BIOSCIENCES INC. AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA INC., AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	30-Sep		30-Sep
	2004	2003	2004	2003
REVENUE:
PCT Products	$2,383	$—	$12,939	$73,782
Grant Revenues	66,518	90,497	292,054	424,615
Total revenue	68,901	90,497	304,993	498,397

COSTS AND EXPENSES:
Cost of products	20,654	43,488	55,673	97,753
Research and development	239,315	173,187	672,087	830,308
Selling and marketing	12,278	138,350	138,158	334,432
General and administrative	140,597	223,428	762,597	970,873
Stock Based Compensation	281,737	—	281,737	—
Total operating costs and expenses	694,581	578,453	1,910,252	2,233,366

Operating loss from continuing operations	(625,680)	(487,956)	(1,605,259)	(1,734,969)

Other operating credits and (charges) net, (Note 4)	(30,612)	(242,832)	(333,607)	(580,503)
Interest income	11,705	1,988	15,243	17,619
Interest expense	(18,483)	(12,999)	(69,453)	(39,711)

Loss from continuing operations before income taxes	(663,070)	(741,799)	(1,993,076)	(2,337,564)

Income tax benefit (provision)	—	—	244,036	233,462
Loss from continuing operations	(663,070)	(741,799)	(1,749,040)	(2,104,102)

Discontinued operations (Note 3)
Income (loss) from discontinued operations, (net of taxes for nine months ended of $245,135 in 2004 and $236,892 in 2003)	(440,212)	386,043	140,946	1,269,495

Gain on sale of net assets related to discontinued operations (net of income taxes of $3,925,200 in 2004)	15,868,025	—	15,868,025	—
Income from discontinued operations	15,427,813	386,043	16,008,971	1,269,495

Net income (loss)	$14,764,743	$(355,756)	$14,259,931	$(834,607)

Loss per share from continuing operations, basic & diluted	$(0.10)	$(0.11)	$(0.26)	$(0.31)

Income per share from discontinued operations, basic & diluted	$2.25	$0.06	$2.34	$0.19

Net income (loss) per share basic and diluted	$2.15	$(0.05)	$2.08	$(0.12)

Weighted average number of shares used to calculate net income (loss) per share, basic & diluted	6,857,252	6,824,075	6,843,329	6,804,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESSURE BIOSCIENCES INC. AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA INC., AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	30-Sep	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,595,341	$967,185
Marketable securities	—	4,071
Accounts receivable, less allowances of $250 and $0 respectively	35,937	27,557
Inventories	262,568	298,351
Prepaid expenses and other current assets	109,897	105,048
Assets held for sale (Note 3)	—	13,522,893
Total current assets	26,003,743	14,925,105

PROPERTY AND EQUIPMENT, NET	38,695	117,422

OTHER ASSETS:
Acquired PCT patent costs, net	486,348	522,822
Assets transferred under contractual arrangements (Note 4)	1,340,777	1,228,200
Deferred costs (Note 1)		39,719
Escrow on deposit related to sale of assets to Seracare	2,503,632	—
Other long-term assets	9,178	9,178
Total other assets	4,339,935	1,799,919

TOTAL ASSETS	$30,382,373	$16,842,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,799	$233,363
Accrued employee compensation	147,541	126,036
Other accrued expenses	543,956	237,593
Income taxes payable	3,925,200	—
Liabilities from discontinued operations (Note 3)	32,515	192,801
Liabilities held for sale (Note 3)	—	4,951,943
Total current liabilities	4,769,011	5,741,736

LONG TERM LIABILITIES
Liabilities from discontinued operations (Note 3)	95,000	215,040
Liabilities transferred under contractual arrangements (Note 4)	474,579	370,096
Other liabilities	—	100,364
Total long term liabilities	569,579	685,500

Total Liabilities	5,338,590	6,427,236

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,862,040 and 6,827,592 issued and outstanding, respectively	68,620	68,276
Loan receivable from Director and CEO (Note 6)	(1,000,000)	(1,000,000)
Additional paid-in capital	22,256,533	21,888,235
Retained earnings / (accumulated deficit)	3,718,630	(10,541,301)
Total stockholders' equity	25,043,783	10,415,210

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$30,382,373	$16,842,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRESSURE BIOSCIENCES INC. AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA INC., AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$14,259,931	$(834,607)
Less: income from discontinued operations	16,008,971	1,269,495
(Loss) from continuing operations	(1,749,040)	(2,104,102)
Adjustments to reconcile (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	115,203	(316)
Provision for doubtful accounts	250	—
Stock based compensation	281,737	—
Changes in operating assets and liabilities:		—
Accounts receivable	(8,629)	261,882
Marketable securities	3,243	—
Inventories	35,783	(143,339)
Prepaid expenses and other current assets	(4,849)	74,495
Assets and liabilities transferred under contractural obligations, (net)	(8,095)	(386,985)
Accounts payable	(113,568)	(231,321)
Accrued employee compensation	21,505	16,251
Other accrued expenses	306,363	(4,974)
Other liabilities	(100,364)	(115)
Net cash used in operating activities	(1,220,461)	(2,518,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	86,905	24,297
Escrow deposits related to sale of assets to SeraCare	(2,503,632)
Deferred costs	39,718	—

Net cash (used) / provided in financing activities	(2,377,009)	24,297

DECREASE IN CASH AND CASH EQUIVALENTS:	(3,597,470)	(2,494,227)

Cash provided by discontinued operations	28,225,626	2,774,150
Cash and cash equivalents, beginning of year	967,185	975,649
Cash and cash equivalents at end of period	$25,595,341	$1,255,572

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 29,155 common shares associated with prepaid stock subscription	$—	$175,000
Conversion of Pledge of Restricted Cash as Security for Loan from Bank to Director to a Loan Receivable from Director and CEO (Note 6)	$—	$1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)           Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. (formerly known as Boston Biomedica, Inc. or “BBI”) (the “Company”, “Pressure BioSciences,” or “PBI”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”), as amended by Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the Form 10-K, as amended, is referred to herein as the “Form 10-K/A”) and in the Company’s other periodic reports.

Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”) between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc. (“SeraCare”), the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare (the “Asset Sale”).  In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004.  The accompanying financial statements have been reclassified to report the results of operations for the BBI Diagnostics and BBI Biotech divisions (also referred to as “business units”) as discontinued operations (see note 3).

In June 2004, the Company completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by the Company (the “Source Scientific Agreement”).  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest.  The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the Source Scientific Agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for PBI’s Pressure Cycling Technology (PCT) products until September 30, 2005.  The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase PBI’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over PBI’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although the Company expects the Notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the Notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC and the Company is guaranteeing certain facility lease payments until January 31, 2005.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and have recorded a charge to income under the caption “Other operating credits and charges, net “ in the Company’s unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 and 2003 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented.  In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) (see note 4).

As a result of the above transactions, the unaudited condensed consolidated financial statements included herein, and the accompanying notes to such condensed consolidated financial statements, report the results of the Company’s remaining operations, which consist of all pressure cycling technology (PCT) related activities, including the PCT related activities of BBI Source Scientific, Inc., BBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  As described above, operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other operating credits and charges, net” hereunder. The operating results of the Company’s BBI Diagnostics and BBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment (sold in February 2001), are reported as “Discontinued Operations” hereunder.   Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Deferred Costs

The Company had deferred approximately $410,000 of transaction costs as of June 30, 2004 associated with the Asset Sale.  Due to the completion of the Asset Sale, these deferred transaction costs were included in the final gain computation associated with the Asset Sale.  In addition, as discussed further in Note 8, the Company deferred approximately $145,000 of costs as of June 30, 2004 associated with obtaining a line of credit. These costs were expensed in the current quarter when the line of credit was repaid in full with a portion of the proceeds from the Asset Sale.  The line of credit was terminated on September 14, 2004.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value or provide pro forma disclosure of net income (loss) and net income (loss) per share in the notes to the financial statements.  Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” (SFAS 148), amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  At September 30, 2004, the Company had six stock-based compensation plans, which are described in further detail in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  Accordingly, no compensation expense has been recognized under SFAS 123 for the Company’s employee stock option plans. Had compensation expense for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income / (loss) as reported	$14,764,743	$(355,756)	$14,259,931	$(834,607)
Add back: Stock-based employee compensation in net income /(loss), as reported	—	—	—	—

Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	257	—	(74,979)	—
Net income / (loss) - pro forma	$14,764,486	$(355,756)	$14,184,952	$(834,607)

Basic and diluted net income / (loss) per share - as reported	$2.15	$(0.05)	$2.08	$(0.17)
Basic and diluted net income / (loss) per share - pro forma	$2.15	$(0.05)	$2.09	$(0.17)

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS 123, as amended by SFAS No. 148. Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.   In connection with the Asset Sale, all of the Company’s outstanding options became 100% vested on September 14, 2004.

In conjunction with the sale of assets and selected liabilities to SeraCare as discussed further in Note 3 hereunder, on September 14, 2004, the Company’s Board of Directors voted to extend the termination date of stock options granted to all employees of BBI Diagnostics and BBI Biotech until the later of 90 days from the transaction closing date or the termination date of the contemplated tender offer.  In accordance with the provisions of FASB Interpretation No. 44, the Company has recognized stock-based compensation $281,737 in the third quarter of 2004.

Use of Estimates

To prepare the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, in estimates regarding the collectibility of accounts receivable, realizability of loans (plus accrued interest) made to a director/Chief Executive Officer including sufficiency of collateral, deferred tax assets, the net realizable value of its inventory, the resolution of a patent issue from a third party, as well as an estimate for remaining liabilities associated with discontinued operations.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

(2) Recent Accounting Standards

In March 2004, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting Bulletin (“SAB”) No. 105, “Loan Commitments Accounted for as Derivative Instruments”. This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on its consolidated financial statements.

(3)  Discontinued Operations

(a) BBI Diagnostics and BBI Biotech Segments

On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech business units, previously classified as assets and liabilities held for sale as of June 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006.  The results of operations relating to assets and selected liabilities sold to SeraCare are reported as discontinued operations in the accompanying financial statements. The purchase price is subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date is greater or less than $8.5 million. The transaction was approved by the Company’s stockholders at a special meeting of stockholders held on September 14, 2004.  In connection with the transactions contemplated by the Asset Purchase Agreement, at the stockholders meeting held on September 14, 2004, the Company’s stockholders also approved an amendment to the Company’s Restated Articles of Organization to change the Company’s name to Pressure BioSciences, Inc. The Articles of Amendment to change the Company’s name to Pressure BioSciences, Inc. became effective on September 14, 2004.

The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Diagnostics and BBI Biotech business units (such business units are collectively referred to herein as the “BBI Core Businesses”). The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. The Company retained all of its assets not relating to the BBI Core Businesses, including: all assets relating to the Company’s pressure cycling technology activities; intercompany receivables and payables; a $1.0 million loan receivable plus accrued interest from Richard T. Schumacher, the Company’s Chief Executive Officer and a director; its passive stock ownership interest in Panacos Pharmaceuticals, Inc.; its 30% ownership interest in Source Scientific, LLC, a newly formed limited liability company which recently purchased substantially all of the assets of BBI’s Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of its cash and cash equivalents.

Following the closing of the sale to SeraCare, the Company’s operations consist primarily of its PCT operations. Pursuant to a transition services agreement entered into between SeraCare and the Company at the closing, SeraCare has agreed to provide the Company with access to specified office space at the Company’s former facilities located in West Bridgewater, MA and Gaithersburg, MD and the use of certain laboratory equipment in Gaithersburg, MD, each for a period of one year following the closing. The Company also has limited access to the services of certain of SeraCare’s employees for a period of one year following the closing.

The Company has recorded a gain of $15,868,025 net of estimated taxes of $3,925,200 in the third quarter of 2004. This gain is subject to post closing adjustments, including any adjustments resulting from an increase or decrease of the net asset value of the assets sold to SeraCare.  See also Note 14.  The Company expects to utilize approximately $3,800,000 of prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain.

(b) Clinical Laboratory Testing Services Segment

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

On March 4, 2004, the Company entered into a lease termination agreement with the landlord relative to the facility previously occupied by BBICL.  The agreement provides for a series of reduced payments over a nine month period ending in late 2004 in return for the Company vacating the facility on or before May 31, 2004; the Company vacated the facility in the second quarter of 2004.   Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this lease termination agreement and reduction of the related remaining liability. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $128,000 as of September 30, 2004.  The major component of this accrual is for long term record retention of medical and related records. In prior years, the Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002. These gains may be subject to future adjustments as the Company completes the process of exiting this business.  The Company utilized in 2001 certain prior period net operating loss carry-forwards, previously reserved for by the Company, to partially offset the income tax effect of this gain.

Summary of Net Income (Loss) from Discontinued Operations

	Three months ended 9/30/04	Nine months ended 9/30/04

BBI Diagnostics and BBI Biotech divisions	$(440,212)	$5,946
BBI Clinical Labs testing services divisions	$—0-	$135,000
Gain on Sale of Assets, net	$15,868,025	$15,868,025

Total net income from Discontinued Operations	$15,427,813	$16,008,971

(4)  Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, the Company completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by the Company (the “Source Scientific Agreement”).  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”), plus accrued interest, payable at the end of three years.  The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the Source Scientific Agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for the Company’s pressure cycling technology (“PCT”) products until September 30, 2005.  The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase the Company’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over the Company’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although the Company expects the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  In addition, despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers and the Company is guaranteeing the facility lease payments until January 31, 2005.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net “ in the Company’s unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 and 2003 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented.    In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

(5)  Computation of Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are antidilutive are excluded from the calculation.  Potentially dilutive securities having a net effect of 131,233 and 80,898 common shares for the three and nine months ended September 30, 2004 were not included in the computation of income (loss) per share for these periods because to do so would have been anti-dilutive; 46,540 and 6,001 common shares for the three and nine months ended September 30, 2003 were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive. The net loss per share computation for the nine months ended September 30, 2004 and 2003 reflects the issuance of 2,769 and 5,055 respectively, of additional shares of common stock purchased by employees through their participation in the Company’s employee stock purchase plan.

	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003

Weighted Average Shares Outstanding, basic	6,857,252	6,824,075	6,843,329	6,804,972
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	—	—	—	—
Weighted Average Shares Outstanding, diluted	6,857,252	6,824,075	6,843,329	6,804,972

Loss from continuing operations	$(663,070)	$(741,799)	$(1,749,040)	$(2,104,102)

Income from discontinued operations	15,427,813	386,043	16,008,971	1,269,495

Net Income / (loss)	$14,764,743	$(355,756)	$14,259,931	$(834,607)

Loss per share from continuing operations, basic and diluted	$(0.10)	$(0.11)
			$(0.26)	$(0.31)
Income per share from discontinued operations-basic & diluted	2.25	0.06	2.34	0.19

Net Income / (loss) per share-basic and diluted	$2.15	$(0.05)	$2.08	$(0.12)

(6)  Related Party Transaction

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer.  The loans from the financial institution to the entity controlled by Mr. Schumacher, which are personally guaranteed by Mr. Schumacher, were originally secured by collateral which includes certain real property owned by Mr. Schumacher and all of his shares of common stock held in the Company.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. The Company’s pledge of $1,000,000 was made to assist Mr. Schumacher in refinancing his indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and a special committee of the independent directors of the Board of Directors, evaluated a number of options and concluded that the pledge of the $1,000,000 interest bearing deposit was the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.

In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000, plus accrued interest, from Mr. Schumacher. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet as of December 31, 2002 until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholders’ equity.

As of September 30, 2004, the Company evaluated the recoverability of the $1,000,000 loan receivable (excluding $113,546 of accrued interest owed to the Company as of September 30, 2004 associated with this loan) from Mr. Schumacher. The Company’s review includes an evaluation of the remaining collateral associated with the loan. The Company maintains a junior interest in this collateral.  The remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral, the Company considers the balance of a loan outstanding ($484,334 as of September 30, 2004) between an entity controlled by Mr. Schumacher with the financial institution and the fact that the Company has a junior position in regards to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.

The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At September 30, 2004, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. Although the loan receivable was not deemed impaired as of September 30, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of future impairment. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

(7)  Segment Reporting and Related Information

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

As of September 30, 2004, the results of the Company’s remaining operations consist of all pressure cycling technology (PCT) related activities, including the PCT related activities of BBI Source Scientific, Inc., BBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  Therefore segment information has not been presented.  The Company performs research in the development of PCT, with particular focus in the areas of nucleic acid and protein extraction from cells and tissues, and pathogen inactivation.  The Company announced the availability for commercial sale of its PCT products in late September 2002.  PCT revenue to date consists primarily of both private and public (NIH) funding of segment research and, commencing in late 2002, from the sale of PCT products.  Most of the expenditures incurred have been for ongoing research and development expenses, marketing and sales expenses, and general management expenses including patent costs.  As described in Note 4, although the sale of the assets and selected liabilities of BBI Source Scientific, Inc. is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, the Company records the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed condensed consolidated balance sheet as of September 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net “ in the Company’s unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 and 2003 equal to the amount of the loss attributable to the business Source Scientific for the respective periods presented.  In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP). Prior periods have been reclassified to conform to this presentation.

(8) Debt

On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender.  On September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to repay all outstanding indebtedness under the revolving line of credit, including an early termination fee of $50,000. Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated.  In connection with the termination of the line of credit, the Company expensed deferred costs associated with the line in the aggregate amount of $145,000.

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,220,000 was outstanding as of September 14, 2004.

In connection with the Asset Sale, SeraCare assumed the mortgage and all related payments thereunder.  As a result, the Company has no remaining payments under the mortgage.

(9)           Inventories

Inventories are comprised of primarily component parts used in the manufacture of PCT products, and amounted to approximately $263,000 at September 30, 2004 and approximately $298,000 as of December 31, 2003.

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

Licensing Agreements/Customer Claims

In the first quarter of 2004, the Company received unrelated communications from two parties relative to licensing and royalty issues.  One party requested additional information to determine whether the Company may owe additional royalties on products sold under a patent license agreement; the Company has agreed to pay the third party an additional $1248 in royalties for the period of time in question.  Another party has alleged that certain products sold by the Company used component materials patented by that third party.  The Company has investigated this claim and has informed the third party that it disputes these allegations.

Environmental Matters

The Company has received correspondence addressed to Source Scientific, Inc. originating from the U.S. Environmental Protection Agency (“EPA”).  In 1997, the Company acquired certain assets and liabilities of Source Scientific, Inc. The correspondence identifies Source Scientific, Inc. as having potential liability for waste disposal by a purported predecessor entity. The Company has not yet determined if it actually has liability for this matter, however should the Company and the EPA agree on resolution of this matter, it is estimated that such costs could range from a minimal amount up to $42,000.  No accrual has been made since no specific amount can be reasonably estimated at this time.

Purchase Commitments

In June 2004, in connection with the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Pressure BioSciences, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005.  Reimbursement to Source Scientific, LLC by the Company is expected to be at the rate of $25,000 per month; however, payment by the Company to Source Scientific, LLC is contingent upon actual services being rendered to the Company by Source Scientific, LLC.  During the third quarter of 2004, the Company purchased approximately $155,000 of services from Source Scientific, LLC related to the development of the new bench top Barocycler unit.

In March 2004, the Company entered into an eleven year lease agreement with an existing landlord for approximately 65,160 sq ft of new repository space located in Frederick, MD; this lease is scheduled to take effect in two stages, August 1, 2004 and August 1, 2005.  The most recent cost estimate to build out the facility was approximately $2,600,000, of which the new lease agreement calls for the landlord to contribute approximately $1,950,000.  During the third quarter through September 14, 2004, the Company did not incur any costs associated with the build-out.  In connection with the Asset Sale, SeraCare assumed the costs associated with the build-out and assumed the lease obligations under this lease.

Guaranty of  Rent Payments  on Transferred Facility Lease

The Company leased 27,000 square feet of space in Garden Grove, California where its BBI Source Scientific, Inc. business unit previously manufactured laboratory instruments. The lease for this facility expires

January 31, 2005 and there is currently no extension or renewal option. In June 2004, in connection with the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by the Company, the Company assigned this facility lease to Source Scientific, LLC and all related obligations under such lease. The Company’s remaining obligation as of September 2004 is in the form of a guarantee to the landlord for the remaining four monthly rent payments, approximating $128,000 in total, in the event Source Scientific, LLC not meet its obligations under the lease.

Indemnification Obligation Under the Asset Purchase Agreement

In connection with the sale of substantially all of the assets of the Company’s BBI Diagnostics and BBI Biotech business units to SeraCare, pursuant to the Asset Purchase Agreement, the Company agreed to indemnify SeraCare for any losses from breaches of most of the Company’s representations, warranties or covenants that occur prior to June 14, 2006.  The Company’s indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time.  The Company’s indemnification obligations are limited by an overall cap equal to the $30 million purchase price.  The payment of any such indemnification obligations could adversely impact the Company’s cash resources following the completion of the sale to SeraCare and the Company’s ability to pursue the development of its pressure cycling technology business.  In addition, a large indemnification claim against the Company could have a material adverse effect upon the Company.

(11) Investments

As of September 30, 2004, the Company is the owner of approximately 4.45% of Panacos Pharmaceuticals, Inc. (“Panacos”) which is recorded on the Company’s books at a cost of $9,178 as of both December 31, 2003 and September 30, 2004.  On June 2, 2004, Panacos announced that it entered into a definitive merger agreement with V.I. Technologies Inc. (“V.I. Technologies”), a publicly traded company based in Watertown, Massachusetts, that develops innovative anti-infective technologies to enhance blood safety. On November 8, 2004, Panacos and V.I. Technologies announced that the parties amended the merger agreement.  Under the amended merger agreement, it is expected that V.I. Technologies will issue approximately 54 million of its shares in exchange for all outstanding shares of Panacos. In addition, Panacos will have the opportunity to receive approximately 31 million additional shares of V.I. Technologies, for a total of 85 million shares, if Panacos successfully achieves certain defined milestones of a Phase IIa study of its lead compound, PA-457, in HIV-infected patients. The number of shares is fixed and not subject to adjustment based on the market price of V.I. Technologies’ stock. A financing commitment of at least $25 million to fund the merged company is a condition to the closing of the merger. The Board of Directors of V.I. Technologies and Panacos have approved the amendment to the merger agreement. Panacos and V.I. Technologies expect the transaction to close in January 2005 and it is subject to approval by the shareholders of both companies and other customary closing conditions.  However, the Company does not know when or if the transaction between Panacos and V.I. Technologies will close. Should the above noted transaction be approved by the shareholders of both V. I. Technologies, Inc. and Panacos, the Company’s existing common stock ownership in Panacos of 1,500,000 shares is expected to be converted into approximately 3,750,000 common shares of V.I. Technologies, Inc. (a publicly traded company) at the close of the transaction.

As of September 30, 2004, the Company has cash and cash equivalents of approximately $25,600,000.  Of this amount, approximately $25,000,000 is invested in U. S. Treasuries having an original maturity of less than three months.  The Company’s policy is to hold these securities to maturity.  The remaining cash is invested in a money market fund.  The Company periodically reviews its investments for any impairment.

(12)         Fixed Assets

Fixed assets are comprised primarily of PCT related demonstration equipment, of which one PCT BarocyclerTM unit has been placed with a third party pursuant to a short term rental agreement.  Depreciation on PCT demonstration units is allocated over the expected useful life of approximately two years.

(13)         Intangible Assets

The Company has classified as intangible assets those costs associated with the fair value of certain assets of the PCT business previously acquired by the Company.  The remaining net book value of intangible assets as of September 30, 2004 and December 31, 2003 is comprised of approximately $486,000 and $523,000, respectively, of acquired PCT patents which is being amortized to expense on a straight line basis at the rate of $48,635 per year over the remaining useful life.

The Company’s policy is to expense all patent related legal costs as incurred.

(14)                          Subsequent Event

On November 14, 2004, in accordance with the terms of the Asset Purchase Agreement between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. Based on the Company’s calculation, the closing net asset value was estimated to be approximately $8.6 million.  Accordingly, the Company objected to certain calculations contained in the closing balance sheet, including, without limitation, SeraCare’s calculation of accounts receivable and inventory.  The Company does not believe that the closing balance sheet prepared by SeraCare is in accordance with the terms of the Asset Purchase Agreement.  The Company is in the process of re-asserting and supporting its position as to the value and quality of the assets transferred.  To the extent the Company is not successful in defending its position on the $3.1M deficiency shown by SeraCare, any amount of such deficiency paid to SeraCare will have an unfavorable impact on earnings reported and will reduce the $2.5M escrow balance currently reported in Other Assets on the Company’s financial statements, and may otherwise have a material adverse effect on the Company.

On November 22, 2004, SeraCare and the Company entered into an agreement pursuant to which the Company and SeraCare agreed that (i) all disputes other than disputes relating to accounts receivable will be determined in accordance with the dispute resolution provisions contained in the Asset Purchase Agreement, (ii) disputes regarding accounts receivable will be resolved by permitting SeraCare to recover the amount of the receivable for identified accounts receivable that have not been collected within 90 days of the invoice date for domestic receivables and 180 days of the invoice date for international receivables,  (iii) any adjustment amount determined to be due to SeraCare for accounts receivable or other matters will first be paid out of the $2.5 million of the purchase price being held in escrow and any amounts in excess of the escrowed amount shall be paid by the Company directly, and (iv) the Company will be entitled to directly attempt to collect any receivables for which SeraCare receives credit for under the escrow or from the Company directly.

As previously announced in connection with the Asset Sale, the Company stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale.   The Company announced that it expected to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer.   Since the closing of the Asset Sale, the Company has incurred unanticipated expenses and liabilities that have reduced the amount of proceeds from the sale to SeraCare available for the tender offer and remaining for our Company’s pressure cycling technology business than originally anticipated.  These unanticipated expenses and liabilities include greater costs associated with the SeraCare transaction and the contemplated tender offer, higher than anticipated medical claims reimbursements, state tax audit costs, and greater than anticipated general operating expenses. At this time, the Company still intends to commence an issuer tender offer to purchase shares of its common stock at $3.50 per share.  Due to the unanticipated expenses and liabilities, however, the Company is currently evaluating its financial situation to determine the number of shares it can offer to purchase.  The Company’s objective continues to be to provide its stockholders with the opportunity to obtain liquidity for their shares of common stock at a fair price, while at the same time permitting the Company to maintain sufficient cash to run the Company’s pressure cycling technology business through March 2006. The Company believes that it will require approximately $1.5 million in cash to fund its operations through March 2006.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS

BBI Diagnostics and BBI Biotech Business Units

On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”), for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The purchase price is subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date is greater or less than $8.5 million. The transaction was approved by the Company’s stockholders at a special meeting of stockholders held on September 14, 2004.    In connection with the transactions contemplated by the Asset Purchase Agreement, at a special meeting of the stockholders held on September 14, 2004, the Company’s stockholders also approved an amendment to the Company’s Restated Articles of Organization to change the Company’s name to Pressure BioSciences, Inc. The Articles of Amendment to change the Company’s name to Pressure BioSciences, Inc. became effective on September 14, 2004. In connection with the name change, effective on September 16, 2004, the Company also changed its trading symbol on the Nasdaq National Market to “PBIO”.

The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Diagnostics and BBI Biotech business units (such business units are referred to herein as the “BBI Core Businesses”). The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. The Company retained all of its assets not relating to the BBI Core Businesses, including: all assets relating to the Company’s pressure cycling technology activities; intercompany receivables and payables; a $1.0 million loan receivable plus accrued interest from Richard T. Schumacher, the Company’s Chief Executive Officer and a director; its passive stock ownership interest in Panacos Pharmaceuticals, Inc.; its 30% ownership interest in Source Scientific, LLC, a newly formed limited liability company which recently purchased substantially all of the assets of BBI’s Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of its cash and cash equivalents.

Following the closing of the sale to SeraCare, the Company’s operations consist primarily of its PCT operations. Pursuant to a transition services agreement entered into between SeraCare and the Company at the closing, SeraCare has agreed to provide the Company with access to specified office space at the Company’s former facilities located in West Bridgewater, MA and Gaithersburg, MD and the use of certain laboratory equipment in Gaithersburg, MD, each for a period of one year following the closing. The Company also has limited access to the services of certain of SeraCare’s employees for a period of one year following the closing.

The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company has recorded a gain on the sale of assets and selected liabilities to SeraCare of $15,868,025 net of estimated taxes of $3,925,200 in the third quarter of 2004. This gain is subject to post closing adjustments, including any adjustments resulting from an increase or decrease of the net asset value of the assets sold to SeraCare. The Company expects to utilize approximately $3,800,000 of prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain.

Net income (loss) from discontinued operations was $(440,212) and $140,946 for the three and nine months ended September 30, 2004. The 2004 nine month net income includes a write-off of approximately $450,000 for lease-hold improvements in the Frederick, Maryland repository building caused by the early termination of the repository lease that coincided with the move of the repository operations to larger and more accommodating facility, a $135,000 reversal of a BBI Clinical Laboratory segment accrual in the first quarter of 2004, and a provision for income taxes of $245,135, offset by a similar income tax benefit in continuing operations. For the three and nine month periods ended September 30, 2003, net income was approximately $386,043 and $1,269,495, respectively.

On November 14, 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. Based on the Company’s calculation, the closing net asset value was estimated to be approximately $8.6 million.  Accordingly, the Company objected to certain calculations contained in the closing balance sheet, including, without limitation, SeraCare’s calculation of accounts receivable and inventory.  The Company does not believe that the closing balance sheet prepared by SeraCare is in accordance with the terms of the Asset Purchase Agreement.  The Company is in the process of re-asserting and supporting its position as to the value and quality of the assets transferred.  To the extent the Company is not successful in defending its position on the $3.1M deficiency shown by SeraCare, any amount of such deficiency paid to SeraCare will have an unfavorable impact on earnings reported and will reduce the $2.5M escrow balance currently reported in Other Assets on the Company’s financial statements, and may otherwise have a material adverse effect on the Company.

On November 22, 2004, SeraCare and the Company entered into an agreement pursuant to which the Company and SeraCare agreed that (i) all disputes other than disputes relating to accounts receivable will be determined in accordance with the dispute resolution provisions contained in the Asset Purchase Agreement, (ii) disputes regarding accounts receivable will be resolved by permitting SeraCare to recover the amount of the receivable for identified accounts receivable that have not been collected within 90 days of the invoice date for domestic receivables and 180 days of the invoice date for international receivables,  (iii) any adjustment amount determined to be due to SeraCare for accounts receivable or other matters will first be paid out of the $2.5 million of the purchase price being held in escrow and any amounts in excess of the escrowed amount shall be paid by the Company directly, and (iv) the Company will be entitled to directly attempt to collect any receivables for which SeraCare receives credit for under the escrow or from the Company directly.

As previously announced in connection with the Asset Sale, the Company stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale.   The Company announced that it expected to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer.   Since the closing of the Asset Sale, the Company has incurred unanticipated expenses and liabilities that have reduced the amount of proceeds from the sale to SeraCare available for the tender offer and remaining for the Company’s pressure cycling technology business than originally anticipated.  These unanticipated expenses and liabilities include greater costs associated with the SeraCare transaction and the contemplated tender offer, higher than anticipated medical claims reimbursements, state tax audit costs, and greater than anticipated general operating expenses.  At this time, the Company still intends to commence an issuer tender offer to purchase shares of its common stock at $3.50 per share.  Due to the unanticipated expenses and liabilities, however, the Company is currently evaluating its financial situation to determine the number of shares it can offer to purchase.  The Company’s objective continues to be to provide its stockholders with the opportunity to obtain liquidity for their shares of common stock at a fair price, while at the same time permitting the Company to maintain sufficient cash to run the Company’s pressure cycling technology business through March 2006. The Company believes that it will require approximately $1.5 million in cash to fund its operations through March 2006.

BBI Source Scientific Business Unit

In June 2004, the Company completed the sale of substantially all of the assets as well as selected liabilities of BBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by the Company (the “Source Scientific Agreement”).  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”), plus accrued interest, payable at the end of three years.  The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the Source Scientific Agreement, Source Scientific, LLC will provide engineering, manufacturing, and other related services for the Company’s pressure cycling technology (“PCT”) products until September 30, 2005.  The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase the Company’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over the Company’s  initial ownership value, provided that they have first paid off the Notes in their entirety.  Although the Company expects the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  In addition, despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers and the Company is guaranteeing the facility lease payments until January 31, 2005.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2004 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net “ in the Company’s unaudited consolidated statement of operations for the three months and nine months ended September 30, 2004 and 2003 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented.    In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

OVERVIEW

Following the closing of the sale to SeraCare and the sale of the assets and selected liabilities of BBI Source Scientific, Inc., the Company’s operations consist primarily of its pressure cycling technology (PCT) operations.  The results of operations discussed below report the results of the Company’s remaining operations, which consist of all PCT related activities including BBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  Operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other operating credits and charges” hereunder. The operating results of the Company’s BBI Diagnostics and BBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment, are reported as “Discontinued Operations” hereunder.   Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

The Company’s pressure cycling technology uses an instrument that is capable of cycling pressure at controlled temperatures between low and high levels to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes the Company’s Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids and biologically active proteins from plant and animal cells and tissues, as well as other organisms, which are not easily disrupted by standard chemical and physical methods.   The Company believes that its patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing.  The Company also believes that this technology can be applied to a wide range of commercial applications.

To date, the Company has primarily applied PCT to the area of sample preparation for genomics and proteomics.  The Company has also developed scientific collaborations with leading laboratories and academic institutions in the United States, which the Company expects will remain ongoing into 2005 and beyond.  The Company further expects that the data generated by the Company’s collaborators will be publicly released in scientific publications and presentations, and that these collaborators are primary candidates to purchase the Company’s PCT products. The Company has investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and has demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing.

As of September 30, 2004, the Company has invested approximately $11.0 million in the development of the Company’s pressure cycling technology since 1997, with the funds coming from both internal and public sources.  To date, the Company has received seven Small Business Innovative Research (“SBIR”) grants from the National Institutes of Health (“NIH”) totaling approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium sample preparation.  Most recently, in May 2004 the Company was awarded a $140,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism.

In September 2002, the Company released for sale its first commercial PCT instrument, the Barocycler NEP 2017.   In 2002, the Company also released for sale PULSE Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler NEP 2017. Sales of these products have been extremely limited.  To date the Company has leased one and sold two pressure cycling technology systems (“PCT

Sample Preparation System”) and a limited number of PULSE Tubes, and has generated approximately $106,000 of product revenue.  The Company believes that sales of its pressure cycling technology products have been adversely affected primarily as a result of the longer than anticipated sales cycle associated with these products. The Company believes the following factors have contributed to this slower than expected sales cycle: (1) the initial selling price of the Barocycler, (2) the limited amount of research data available demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler NEP 2017, (5) the inability to execute its sales plan as a result of financial constraints, (6) current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of the Company during 2003 and 2004, and (8) the focus of the Company’s resources on other projects, including the sale of the Company’s BBI Diagnostics and BBI Biotech business units, a process that began in October 2002 and was recently completed in September 2004.

To address the longer sales cycle associated with the Barocycler NEP 2017, the Company has been developing a less expensive and smaller, bench top version of the Barocycler, the NEP 3229, which the Company expects will facilitate an easier and quicker purchase decision by potential customers. The Company has also generated additional research data to support its sales efforts.  The Company believes that the new bench top Barocycler will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable instrument that can provide the quality, reproducibility, and safety of the NEP 2017 PCT Sample Preparation System.  The NEP 3229 is scheduled to be shipped to four collaborating sites in  December 2004, and the Company expects it will be available for commercial sale beginning in the first quarter of 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

PCT related revenues amounted to approximately $69,000 in the third quarter of 2004, as compared to approximately $90,000 in the third quarter of 2003.

Product Revenue.  The Company had product revenue of $2,383 in the quarter ended September 30, 2004, and no product revenue in the corresponding quarter of 2003.  Product revenue in 2004 included lease payments from one customer and sales of PULSE Tubes to three customers.  The Company continues to have very limited sales of its PCT products, as sales of these products is slower than expected. The Company is continuing to work on the development of a less expensive and smaller bench top version of the PCT Barocycler™, which the Company presently plans to have ready for commercial sale in the first quarter of 2005.

Service and Grant Revenue.  A decrease in PCT grant revenue was primarily related to a lower level of research conducted under SBIR research grants in the third quarter of 2004 (approximately $67,000) as compared to the third quarter of 2003 (approximately $90,000). During the third quarter of 2003, work was conducted on two Phase-II SBIR grants; work on one of the two grants was completed in the first quarter of 2004, and work on the other was completed early in the third quarter of 2004.  Although work was also conducted on the one Phase I SBIR grant in the third quarter of 2004 and not in the corresponding quarter of 2003, a lower level of work was nonetheless required during the third quarter of 2004.   The Company has submitted three new SBIR research grant proposals to fund additional research.

Cost of Products

The cost of PCT products in each of the third quarter of 2004 ($20,654) and in the third quarter of 2003 ($43,488) was primarily due to depreciation expense on PCT Barocycler™ units that were being used by three collaborators and one customer who leases a Barocycler.  No PCT Barocycler units or other PCT products other than PULSE Tubes were manufactured or sold in the quarters ended September 30, 2003 or 2004.

Research and Development

PCT related research and development expenditures increased to approximately $239,000 in the third quarter of 2004 from approximately $173,000 in the third quarter of 2003.  This increase was primarily due to costs associated with the ongoing development of a bench top Barocycler, which work was performed by Source Scientific, LLC.  During the third quarter of 2004, the Company purchased approximately $155,000 of services from Source Scientific, LLC related to the development of the new bench top Barocycler unit.  This increase in R&D expenditures was partially offset by decreased work required under the

Company’s two NIH grants, as work required under one Phase II SBIR grant was completed in the first quarter of 2004 and work required on the other was completed early in the third quarter 2004.

Selling and Marketing

PCT related selling and marketing expenses in the third quarter of 2004 were approximately $12,000 as compared to approximately $138,000 in the third quarter of 2003.  During the third quarter of 2004, the Company did not employ any sales personnel, attended fewer trade shows, and spent less on marketing materials as compared to the third quarter of 2003, in which the Company incurred expenses associated with attending a number of trade shows, developed several marketing materials, and employed two full time sales representatives for PCT related sales and marketing activities.  The Company expects to hire sales personnel in fiscal 2005.

General and Administrative

General and administrative costs totaled approximately $140,000 in the third quarter of 2004, as compared to approximately $223,000 in the third quarter of 2003. The majority of the additional G&A expenditures in the period ended September 30, 2003 compared to the same period in 2004 was related to significantly higher patent costs incurred in the prosecution of the Company’s patents in Europe.

Stock Based Compensation

In conjunction with the Asset Sale on September 14, 2004, the Company’s Board of Directors voted to extend the termination date of all stock options granted to employees of BBI Diagnostics and BBI Biotech to the later of 90 days from the closing of the SeraCare transaction or the termination of the contemplated tender offer. In accordance with the provisions of FASB Interpretation No. 44, the Company has recognized stock-based compensation of $281,737 in the third quarter of 2004.

Operating Loss from Continuing Operations

The operating loss of the PCT business amounted to approximately ($625,000) in the third quarter of 2004 as compared to an operating loss of approximately ($488,000) in the third quarter of 2003.  This increase was primarily due to the non-cash charge incurred because of stock option extensions as described above, and was partially offset by decreased selling, marketing and G&A expenses in the third quarter of 2004 as compared to the same period in 2003, as also described above.

Other Operating Credits and Charges

The non-PCT related activities of BBI Source Scientific, Inc., together with Source Scientific, LLC, had an operating loss of approximately ($31,000) in the third quarter of 2004, as compared to an operating loss of approximately ($243,000) in the third quarter of 2003. This decrease was the result of higher revenues, better operating margins, and lower operating costs in the third quarter of 2004 as compared to the third quarter of 2003.  See also Note 4 to the Condensed Consolidated Financial Statements.

Net Interest Expense

Interest expense totaled approximately $18,400 in the third quarter of 2004 as compared to interest expense of approximately $13,000 in the third quarter of 2003.  The third quarter of 2004 interest expense was primarily associated with borrowings on the Company’s revolving line of credit, which became effective on February 5, 2004. The Company used a portion of the borrowings under the revolving line of credit to pay certain transaction related costs associated with the Asset Sale.  On September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to repay all outstanding indebtedness under the revolving line of credit, including an early termination fee of $50,000.  Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated.  The Company does not have a line of credit from which it can borrow and cannot  assure  that it would obtain  one on  acceptable  terms  unless  there  is a change  in the  Company’s circumstances.  Partially offsetting interest expense was interest income of approximately $11,700 earned on the $27.5 million of purchase price proceeds received in connection with the Asset Sale in the third quarter of 2004 and approximately $2,000 in interest income in the period ended September 30, 2003.

Loan Receivable from Director and Chief Executive Officer

As of September 30, 2004, the Company evaluated the recoverability of a $1,000,000 loan receivable from Mr. Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer, which is reflected on its balance sheet in stockholders’ equity as a loan receivable as of December 31, 2003 and September 30, 2004. The Company’s review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral.  As of September 30, 2004, the remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral for the Company’s $1,000,000 receivable plus accrued interest, the Company considers the balance of a loan outstanding ($484,338 as of September 30, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position with respect to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At September 30, 2004, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of September 30, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of impairment.  Based on the Company’s assessment as of and through November 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

Income Taxes

In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized a consolidated income tax benefit associated with the net loss in the third quarter of 2004 and the third quarter of 2003.     The Company estimates that it had approximately $3,800,000 of NOL carryforwards which were utilized in the third quarter of 2004 to offset the gain on the sale of assets to SeraCare.

Discontinued Operations

On September 14, 2004, pursuant to the Asset Purchase Agreement between the Company, BBI Biotech Research Laboratories and SeraCare, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The purchase price is subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date is greater or less than $8.5 million. The transaction was approved by the Company’s stockholders at a special meeting of stockholders held on September 14, 2004.  In connection with the transactions contemplated by the Asset Purchase Agreement, at the stockholders meeting held on September 14, 2004, the Company’s stockholders also approved an amendment to the Company’s Restated Articles of Organization to change the Company’s name to Pressure BioSciences, Inc. The Articles of Amendment to change the Company’s name to Pressure BioSciences, Inc. became effective on September 14, 2004.

The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Core Businesses. The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. The Company retained all of its assets not relating to the BBI Core Businesses, including: all assets relating to the Company’s pressure cycling technology activities; intercompany receivables and payables; a $1.0 million loan receivable plus accrued interest from Richard T. Schumacher, the Company’s Chief Executive Officer and a director; its passive stock ownership interest in Panacos Pharmaceuticals, Inc.; its 30% ownership interest in Source Scientific, LLC, a newly formed limited liability company which recently purchased substantially all of the assets of BBI’s Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of its cash and cash equivalents.

The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Net income (loss) from discontinued operations (not including the after tax gain of $15,868,025 on the sale of assets to SeraCare) was $(440,212) for the three months ended September 30, 2004, as compared to income of $386,043 for the same period in 2003.  During the third quarter of 2004, the Company wrote-off approximately $450,000 of lease-hold improvements in the Frederick, Maryland repository building that was caused by the early termination of the repository lease that coincided with the move of the repository operations to larger and more accommodating facility, as well as previously deferred costs of approximately $145,000 related to the termination of the Company’s line of credit on September 14, 2004.

On March 4, 2004, the Company entered into a lease termination agreement with the landlord of the facility previously occupied by BBI Clinical Laboratories, Inc., formerly a wholly-owned subsidiary of the Company in the clinical laboratory testing services segment.  The agreement calls for a series of reduced payments over the next nine months in return for the Company vacating the facility; the Company vacated the facility in the second quarter of 2004. Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this favorable early termination lease agreement. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $128,000 as of September 30, 2004.

Net Income (Loss)

In the third quarter of 2004, the Company recorded net income of $14,764,743, consisting primarily of the $15,868,025 gain on the sale of assets and selected liabilities to SeraCare (net of estimated taxes of $3,925,200) completed in the third quarter of 2004, compared to a net loss of ($355,756) in the third quarter of 2003.  The gain from the sale to SeraCare is subject to post closing adjustments, including any adjustments resulting from an increase or decrease of the net asset value of the assets sold to SeraCare. The Company expects to utilize approximately $3,800,000 of prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue

PCT related revenues amounted to approximately $305,000 in the first nine months of 2004, as compared to approximately $498,000 in the first nine months of 2003.

Product Revenue.  The Company had product revenue of $12,939 in the nine months ended September 30, 2004, compared to $73,782 in the corresponding period of 2003.  Product revenue in the first nine months of 2004 included lease payments from one customer and sales of PULSE Tubes to three customers; product revenue in the first nine months of 2003 included the sale of one PCT Barocycler unit. The Company sold no PCT Barocycler™ units in the first nine months of 2004.   The Company continues to have very limited sales of its PCT products, as sales of these products is slower than expected. The Company is continuing to work on the development of a less expensive and smaller bench top version of the PCT Barocycler™, which the Company presently plans to have ready for commercial sale in the first quarter of 2005.

Service and Grant Revenue.  A decrease in PCT grant revenue was primarily related to a lower level of research conducted under SBIR research grants in the nine months of 2004 (approximately $292,000) as compared to the first nine months of 2003 (approximately $425,000). During the first nine months of 2003, work was conducted on two Phase-II SBIR grants; work on one of the two grants was completed in the first quarter of 2004, and work on the other was completed early in the third quarter of 2004, thus resulting in a lower level of work required during the first nine months of 2004.   In May 2004, the Company was awarded a $140,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism; work on this grant was conducted in  the third quarter 2004, but such work was minimal and could not compensate for lower work required by the other NIH SBIR grants.   The Company has submitted three new SBIR research grant proposals to fund additional research.

Cost of Products

The cost of PCT products in the first nine months of 2004 (approximately $55,700) was primarily due to depreciation expense on PCT Barocycler™ units that were being used by three collaborators and one lease customer.  Cost of product sales for the corresponding period ended September 30, 2003 (approximately $97,750) was primarily due to the sale of one PCT Barocycler unit.

Research and Development

PCT related research and development expenditures decreased to approximately $672,000 in the first nine months of 2004 from approximately $360,500 in the first nine months of 2003.  The decreased level of expenditures was associated primarily with a lower amount of work required in the performance of two NIH SBIR-II grants during the third quarter of 2004 as compared to the same period in 2003.  This decrease in work required under the Company’s two NIH grants during the first nine months of 2004 as compared to the first nine months of 2003 was partially offset by increased costs associated with the ongoing development of a bench top version of the Barocycler instrument during the quarter.

Selling and Marketing

PCT related selling and marketing expenses decreased to $138,158 in the first nine months of 2004 from $334,432 in the first nine months of 2003. This decrease was associated with a reduced level of trade show expenditures, lower marketing costs, and 2 vacant sales positions in the first nine months of 2004.  In the first nine months of 2003, the Company had two full time sales representatives employed for PCT related sales and marketing activities.   The Company does not currently employ any sales personnel, though it expects to hire sales personnel in fiscal 2005.

General and Administrative

General and administrative costs decreased to $762,597 in the first nine months of 2004 as compared to $970,873 in the first nine months of 2003. The first nine months of 2003 included costs associated with legal and director fees incurred by the Special Oversight Committee of the Company’s Board of Directors, formed in February 2003 to oversee the management of the affairs of the Company until such time as a new Chief Executive Officer was employed.  The Company also incurred increased legal fees during the first nine months of 2003 associated with the March 2003 adoption of a Shareholders Purchase Rights Plan.  Higher costs in the first nine months of 2003 were partially replaced during the same period in 2004 by certain monthly commitment and servicing fees associated with a new line of credit effective February 2004.  In addition, the Company expensed approximately $145,000 of previously deferred costs associated with obtaining a line of credit; such line was terminated on September 14, 2004.

Stock Based Compensation

In conjunction with the sale of assets and liabilities to SeraCare, on September 14, 2004, the Company’s Board of Directors voted to extend the termination date of all stock options granted to employees of BBI Diagnostics and BBI Biotech until the later of 90 days from the transaction closing date of the SeraCare sale or the termination date of the expected Tender Offering. In accordance with the provisions of FASB Interpretation No. 44, the Company has recognized stock based compensation of $281,737 in the third quarter of 2004.

Operating Loss from Continuing Operations

The operating loss of the PCT business decreased to $(1,605,259) in the first nine months of 2004 from $(1,734,969) in the first nine months of 2003. This decrease was primarily due to the 2003 third quarter costs associated with legal and director fees incurred by the Special Oversight Committee and the adoption of a Shareholders Purchase Rights Plan (as discussed above); these costs were slightly offset in then third quarter of 2004 by the non-cash charge incurred by the Company as a result of the extension of employee stock options as described previously, lower PCT revenue in the 2004 period as compared to same period in 2003, and significant  R&D costs related to the development of the bench top Barocycler unit.

Other Operating Credits and Charges

BBI Source Scientific, Inc., (non-PCT related activities), together with Source Scientific, LLC, recognized an operating loss of $(334,000) in the first nine months of 2004, as compared to an operating loss of $(581,000) in the first nine months of 2003. The decrease was the result of higher revenue, higher operating profit margins, and lower operating costs.  See Notes 4 to the Condensed Consolidated Financial Statements.

Net Interest Expense

Interest expense increased to approximately $69,500 in the first nine months of 2004 as compared to approximately $40,000 in the first nine months of 2003, with the majority of said interest charges related to borrowings on the Company’s revolving line of credit, which became effective on February 5, 2004. The Company used a portion of the borrowings under the revolving line of credit to pay certain transaction related costs associated with the Asset Sale.  On September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to repay all outstanding indebtedness under the revolving line of credit, including an early termination fee of approximately $50,000.  Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated. The Company does not have a line of credit from which it can borrow and the  Company  cannot  assure  that it could obtain  one on  acceptable  terms  unless  there  is a change  in the  Company’s circumstances.  Partially offsetting this interest expense for the first nine months of 2004 was interest income of $15,000 primarily earned on the $27.5 million of purchase price proceeds received in connection with the Asset Sale in the third quarter of 2004, and interest income of $18,000 earned in the same period of 2003.

Loan Receivable from Director and Chief Executive Officer

As of September 30, 2004, the Company evaluated the recoverability of a $1,000,000 loan receivable plus accrued interest from Mr. Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer, which is reflected on its balance sheet in stockholders’ equity as a loan receivable as of December 31, 2003 and September 30, 2004. The Company’s review includes an evaluation of the collateral associated with the loan. The Company maintains a junior interest in this collateral.  As of September 30, 2004, the remaining collateral consists of common stock of the Company.  When considering the adequacy of the collateral for the Company’s $1,000,000 receivable, the Company considers the balance of a loan outstanding ($484,338 as of September 30, 2004) between an entity controlled by Mr. Schumacher with a financial institution and the fact that the Company has a junior position with respect to the remaining collateral associated with that loan, as well as the liquidity and net realizable value of the remaining assets underlying the collateral.   The ultimate value that may be recovered by the Company is dependent on numerous factors including market conditions relative to the value of and ability to sell the Company’s common stock, and the financial status of Mr. Schumacher. At September 30, 2004, the Company performed a test for impairment of its loan receivable by analyzing the value of the collateral, and determined that the loan receivable was not impaired. While the loan receivable was not impaired as of September 30, 2004, fluctuations in the quoted market value of the Company’s common stock, which comprises the remaining collateral, may be an indicator of impairment.  Based on the Company’s assessment as of and through November 2004, the Company estimates that the value of the collateral approximates the amount of the Company’s recorded loan.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, a write-down of this asset might be required.

Income Taxes

In the year 2000, the Company established a full valuation allowance for its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses; accordingly, the Company has not recognized a consolidated income tax benefit associated with the net loss from the first nine months of 2004 and the first nine months of 2003. However, consistent with our presentation of discontinued operations in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company is showing a tax benefit from the losses incurred on its unprofitable continuing operations, offset by a tax provision for its profitable discontinued operations. Income tax expense in the first nine months of 2003 relates to various state income taxes.  The Company estimates that it had approximately $3,800,000 of NOL carryforwards which were utilized in the third quarter of 2004 to offset the gain on the sale of assets to SeraCare.

Discontinued Operations

As described in the third quarter of 2004 compared to the third quarter of 2003 discussion above, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for the Company’s BBI Diagnostics and BBI Biotech business units, which were classified as assets and liabilities held for sale as of June 30, 2004, are reported as discontinued operations in the current period.

Net income from discontinued operations (not including the gain on the sale of assets and selected liabilities to SeraCare) was $140,946 for the nine months ended September 30, 2004, as compared to net income of $1,269,495 for the same period in 2003.  The lower 2004 nine month net income was primarily affected by a write-off of approximately $450,000 for lease-hold improvements in the Frederick, Maryland repository building caused by the early termination of the repository lease that coincided with the move of the repository operations to larger and more accommodating facility, a $135,000 reversal of a BBI Clinical Laboratory segment accrual in the first quarter of 2004, and a provision for income taxes of $245,135, offset by a similar income tax benefit in continuing operations, as well as previously deferred costs of approximately $145,000 related to the termination of the Company’s line of credit on September 14, 2004..

On March 4, 2004, the Company entered into a lease termination agreement with the landlord of the facility previously occupied by BBI Clinical Laboratories, Inc., formerly a wholly-owned subsidiary of the Company in the clinical laboratory testing services segment.  The agreement calls for a series of reduced payments over the next nine months in return for the Company vacating the facility; the Company vacated the facility in the second quarter of 2004. Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this favorable early termination lease agreement. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $128,000 as of September 30, 2004

Net Income (Loss)

The Company has recorded net income of $14,259,931, which consisted primarily of the $15,868,025 gain, net of estimated taxes of $3,925,200, for the nine months ended September 30, 2004 due to the Asset Sale  to SeraCare completed in the third quarter of 2004, compared to a net loss of $(834,607) in the nine months ended September 30, 2003. This gain on the sale of assets to SeraCare is subject to post closing adjustments, including any adjustments resulting from an increase or decrease of the net asset value of the assets sold to SeraCare. The Company expects to utilize approximately $3,800,000 of prior period net operating loss carryforwards, previously reserved for by the Company, to partially offset the tax effect of this gain.

LIQUIDITY AND FINANCIAL CONDITION

The Company’s working capital position, as of September 30, 2004, increased to $21,234,732 as of September 30, 2004 from $9,183,369 million as of December 31, 2003.  The increase in the Company’s working capital is due to the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech business units to SeraCare for an aggregate purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006.

Net cash used by operations for the nine months ended September, 30, 2004 was approximately $1,220,000 as compared to net cash used by operations of approximately $2,519,000 for the nine months ended September 30, 2003. The cash used in operations for both years was primarily a result of losses incurred.

Net cash used by financing activities for the nine months ended September 30, 2004 was approximately $2,377,000 as compared to cash provided of approximately $24,300 during the nine months ended September 30, 2003.   On September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to repay all outstanding indebtedness under the revolving line of credit, together with an early termination fee of $50,000.  Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated.  The Company does not have a line of credit from which it can borrow and the  Company  cannot  assure  that it could obtain  one on  acceptable  terms  unless  there  is a change  in the  Company’s circumstances.

On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,200,000 was outstanding as of September 14, 2004. In connection with the Asset Sale, SeraCare assumed the mortgage and all related payments thereunder.  As a result, the Company has no remaining payments under the mortgage.

Investment in Panacos Pharmaceuticals

As of September 30, 2004, the Company is the owner of approximately 4.45% of Panacos Pharmaceuticals, Inc. ("Panacos")which is recorded on the Company’s books at a cost of $9,178 as of both December 31, 2003 and September 30, 2004.  On June 2, 2004, Panacos Pharmaceuticals announced that it entered into a definitive merger agreement with V.I. Technologies Inc. ("V.I. Technologies"), a publicly traded company based in Watertown, Massachusetts, that develops innovative anti-infective technologies to enhance blood safety. On November 8, 2004, Panacos and V.I. Technologies announced that the parties amended the merger agreement.  Under the amended merger agreement, it is expected that V.I. Technologies will issue approximately 54 million of its shares in exchange for all outstanding shares of Panacos. In addition, Panacos will have the opportunity to receive approximately 31 million additional shares of V.I. Technologies, for a total of 85 million shares, if Panacos successfully achieves certain defined milestones of a Phase IIa study of its lead compound, PA-457, in HIV-infected patients. The number of shares is fixed and not subject to adjustment based on the market price of V.I. Technologies’ stock. A financing commitment of at least $25 million to fund the merged company is a condition to the closing of the merger. The Board of Directors of V.I. Technologies and Panacos have approved the amendment to the merger agreement. Panacos and V.I. Technologies expect the transaction to close in January 2005 and is subject to approval by the shareholders of both companies and other customary closing conditions.  However, the Company does not know when or if the transaction between Panacos and V.I. Technologies will close. Should the above noted transaction be approved by the shareholders of both V. I. Technologies, Inc. and Panacos, the Company’s existing common stock ownership in Panacos of 1,500,000 shares will be converted into approximately 3,750,000 common shares of V.I. Technologies, Inc. (a publicly traded company) at the close of the transaction.

Summary

On September 14, 2004, pursuant to an Asset Purchase Agreement between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The purchase price is subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date is greater or less than $8.5 million.

On November 14, 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. Based on the Company’s calculation, the closing net asset value was estimated to be approximately $8.6 million.  Accordingly, the Company objected to certain calculations contained in the closing balance sheet, including, without limitation, SeraCare’s calculation of accounts receivable and inventory.  The Company does not believe that the closing balance sheet prepared by SeraCare is in accordance with the terms of the Asset Purchase Agreement.  The Company is in the process of re-asserting and supporting its position as to the value and quality of the assets transferred.  To the extent the Company is not successful in defending its position on the $3.1M deficiency shown by SeraCare, any amount of such deficiency paid to SeraCare will have an unfavorable impact on earnings reported and will reduce the $2.5M escrow balance currently reported in Other Assets on the Company’s financial statements, and may otherwise have a material adverse effect on the Company.

On November 22, 2004, SeraCare and the Company entered into an agreement pursuant to which the Company and SeraCare agreed that (i) all disputes other than disputes relating to accounts receivable will be determined in accordance with the dispute resolution provisions contained in the Asset Purchase Agreement, (ii) disputes regarding accounts receivable will be resolved by permitting SeraCare to recover the amount of the receivable for identified accounts receivable that have not been collected within 90 days of the invoice date for domestic receivables and 180 days of the invoice date for international receivables,  (iii) any adjustment amount determined to be due to SeraCare for accounts receivable or other matters will first be paid out of the $2.5 million of the purchase price being held in escrow and any amounts in excess of the escrowed amount shall be paid by the Company directly, and (iv) the Company will be entitled to directly attempt to collect any receivables for which SeraCare receives credit for under the escrow or from the Company directly

As previously announced in connection with the Asset Sale, the Company stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale.   The Company announced that it expected to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer.   Since the closing of the Asset Sale, the Company has incurred unanticipated expenses and liabilities that have reduced the amount of proceeds from the sale to SeraCare available for the tender offer and remaining for our pressure cycling technology business than we originally anticipated.  These unanticipated expenses and liabilities include greater costs associated with the SeraCare transaction and the contemplated tender offer, higher than anticipated medical claims reimbursements, state tax audit costs, and greater than anticipated general operating expenses. At this time, the Company still intends to commence an issuer tender offer to purchase shares of its common stock at $3.50 per share.  Due to the unanticipated expenses and liabilities, however, the Company is currently evaluating its financial situation to determine the number of shares it can offer to purchase.  The Company’s objective continues to be to provide its stockholders with the opportunity to obtain liquidity for their shares of common stock at a fair price, while at the same time permitting the Company to maintain sufficient cash to run the Company’s pressure cycling technology business through March 2006. The Company believes that it will require approximately $1.5 million in cash to fund its operations through March 2006, and, accordingly, any tender offer ultimately commenced by the Company will likely be structured so that at least $1.5 million in cash is remaining in the Company assuming all shares offered to be purchased are tendered.

Based on current forecasts, plans and expectations, management believes that the Company has sufficient liquidity to finance operations until March 2006.  Management’s forecasts involve assumptions that could prove to be incorrect. If the Company continues to incur operating losses or negative cash flows, it may need to raise additional funds. There can be no assurance that these funds will be available when required on terms acceptable to the Company, if at all. If adequate funds are not available when needed, the Company may be required to further reduce certain of its costs and delay, scale back, or eliminate certain of its activities, including its PCT product development activities, any of which could have a material adverse long term effect on its business, financial condition and results of operations.

Related Party Transaction

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure the Company’s limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer.  The loans from the financial institution to the entity controlled by Mr. Schumacher, which are personally guaranteed by Mr. Schumacher, were originally secured by collateral which includes certain real property owned by Mr. Schumacher and all of his shares of common stock held in the Company.  The Company’s pledge is secured by a junior subordinated interest in the collateral provided by Mr. Schumacher to the financial institution. The Company’s pledge of $1,000,000 was made to assist Mr. Schumacher in refinancing his indebtedness related to, among other things, his divorce settlement and to enable him to avoid the need to sell his Company common stock on the open market to satisfy his debts.  The Company’s Board of Directors and a special committee of the independent directors of the Board of Directors, evaluated a number of options and concluded that the pledge of the $1,000,000 interest bearing deposit was the best option and in the best interests of the Company’s stockholders in the belief that it would, among other things, avoid selling pressure on the Company’s common stock and relieve the financial pressures on Mr. Schumacher that could otherwise divert his attention from the Company.  In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy the Company’s limited guaranty obligation to the financial institution. The Company has no further obligations to the financial institution and has a loan receivable in the amount for $1,000,000 (plus accrued interest) from Mr. Schumacher. The Company continues to maintain its junior interest in collateral pledged by Mr. Schumacher to the financial institution. The Company reflected the $1,000,000 pledge as restricted cash on its balance sheet as of December 31, 2002 until the cash was used to satisfy the Company’s limited guaranty in January 2003 and since then has reflected a $1,000,000 loan receivable on its balance sheet in stockholders’ equity.

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

On July 9, 2003, the Company announced that Mr. Schumacher agreed to accept an engagement with the Company as an Executive Project Consultant to advise the Company with respect to the strategic direction of the Company’s PCT and BBI Source Scientific activities and the Company’s ownership interest in Panacos Pharmaceuticals, Inc.  As part of this engagement, Mr. Schumacher continued to reevaluate the ongoing business prospects for both the Company’s Laboratory Instrumentation segment and PCT activities. On February 9, 2004, the Company announced it had extended until December 31, 2004 the Executive Consultant Agreement it had with Mr. Schumacher.  Under the terms of the Consulting Agreement, Mr. Schumacher served in an advisory role directing the Company’s PCT and BBI Source Scientific activities, the Company’s interest in Panacos Pharmaceuticals, Inc. and such other duties as the President or the Board of Directors of the Company assigned to him.  In addition to these responsibilities, Mr. Schumacher also continued his lead role in working with William Blair & Co. the investment banking firm retained by the Company in October 2002.   In connection with his Consulting Agreement, Mr. Schumacher was paid an annualized salary of $250,000.  In addition to his salary, Mr. Schumacher was eligible to receive, at the discretion of the Company’s Board of Directors, a bonus in an amount to be determined by the Board of Directors in recognition of the successful completion of his duties and responsibilities under the agreement, and he was also eligible to participate in the Company’s health and medical insurance, disability insurance, group life insurance and group travel insurance, and 401(k) retirement plans.

On April 20, 2004, the Company’s Board of Directors announced the appointment of Mr. Schumacher to the Company’s open position of Chief Executive Officer (CEO), effective immediately.  Mr. Schumacher, the Founder of the Company, has served as a member of the Board of Directors of BBI since 1978, was the Company’s President from 1986 to 1999, and was CEO and Chairman of the Board from 1992 to February 2003. Mr. Schumacher is working as an employee of the Company pursuant to the terms of his existing consulting agreement.   Effective on September 14, 2004, concurrent with the closing of the Asset Sale to SeraCare, Kevin W. Quinlan, the Company’s then acting President, Chief Operating Officer and Treasurer, resigned from all of such offices. On that same date, Mr. Schumacher, the Company’s Chief Executive Officer, was appointed to replace Mr. Quinlan as President and Treasurer of the Company. Mr. Quinlan and Mr. Schumacher each continue to serve as a director of the Company.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies utilized by the Company in the preparation of the accompanying financial statements are set forth in Part I, Item 7 of the Company’s Form 10-K for the year ended December 31, 2003, as amended, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2003, except as set forth below.

On April 16, 2004, the Company announced that it had signed an Asset Purchase Agreement to sell substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech Divisions to SeraCare.  Accordingly, in the second quarter of 2004, the Company reclassified the above referenced assets and liabilities into separate balance sheet categories entitled “Assets Held for Sale” and “Liabilities held for Sale”, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.   The Company ceased depreciation and amortization, estimated at approximately $250,000 per quarter, on such long lived assets held for sale effective April 16, 2004, in accordance with the provisions of this accounting pronouncement.  On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech business units to SeraCare and the assets and liabilities previously classified as assets and liabilities for sale as of June 30, 2004, are reported as discontinued operations.  The Company’s remaining operations currently consist of its Pressure Cycling Technology business unit.

Deferred Costs

Previously the Company deferred approximately $410,000 of transaction costs as of June 30, 2004 associated with the above noted Asset Purchase Agreement and $145,000 of costs as of June 30, 2004 associated with obtaining a line of credit.  The Company expensed these costs as a result of the Asset Sale  to SeraCare and the termination of its line of credit, both occurring on September 14, 2004.

Patent Costs

The Company’s policy is to expense all new patent related legal costs as incurred.

Research & Development Costs

The Company’s policy is to expense substantially all new PCT related research and development costs as incurred.

CONTRACTUAL OBLIGATIONS

In connection with the sale of substantially all of the assets and selected liabilities of the Company’s BBI Diagnostics and BBI Biotech business units to SeraCare, which was completed on September 14, 2004, many of the Company’s contractual obligations and commitments were either assumed by SeraCare or were paid off on the closing date.  More specifically, contractual obligations described under the headings “mortgage payments, operating lease obligations, note payable, real estate facility leases and construction purchase commitment” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 have been assumed by SeraCare and are no longer contractual obligations of the Company.   In addition, the contractual obligation described under the heading “Revolving Line of Credit” in the Company’s Quarterly Report on Form 10-Q, has been satisfied in full.  As described elsewhere, on September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to repay all outstanding indebtedness under the revolving line of credit, including an early termination fee of $50,000.  Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated.  The Company does not have a line of credit from which it can borrow and the  Company  cannot  assure that it could obtain  one on  acceptable  terms  unless  there  is a change  in the  Company’s circumstances.

The Company’s remaining contractual commitments and obligations which were not assumed or paid off in connection with the sale of the assets and selected liabilities of the Company’s BBI Diagnostics and BBI Biotech business units to SeraCare, are described below under the headings “minimum future royalty payments, obligations relating to discontinued operations – clinical laboratory testing services segment, PCT related purchase commitment, and CA real estate facility lease guarantee”.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4 - 5 years	More than 5 years
Minimum future royalty payments (1)	—	—	—	—	—
Obligations relating to Discontinued Operations – clinical lab testing services segment (2)	128,000	24,000	60,000	10,000	25,000
PCT related purchase commitment (3)	300,000	225,000	75,000
CA Real Estate Facility Lease Guarantee (4)	—	—	—	—	—

Total Contractual Obligations	$428,000	$249,000	$135,000	$10,000	$25,000

(1)  The Company acquired in 1998 all the remaining outstanding common stock of BioSeq, Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales (until March 2016) of future sales by any entity of the Company utilizing PCT.

(2)  In December 2000, the Company made a decision to exit the clinical laboratory testing services segment and in February 2001, BBI Clinical Laboratories, Inc., a wholly-owned subsidiary of the Company.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $128,000 as of September 30, 2004.   See also Note 3 of Notes to Condensed Consolidated Financial Statements hereunder, included in Part I, Item 1 of this Form 10-Q; amounts due pursuant to a lease termination agreement entered into in March 2004 are reflected in the above table.

(3)  In connection with the sale of assets and selected liabilities of the Company’s BBI Source Scientific business unit to Source Scientific, LLC, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for BBI’s Pressure Cycling Technology (PCT) products until September 30, 2005, at the rate of approximately $25,000 per month.   Payment, however, is contingent upon actual services being rendered to the Company by Source Scientific LLC. The table above assumes a $25,000 per month payment

(4)  The Company leases 27,000 square feet of space in Garden Grove, California where its BBI Source Scientific business unit previously manufactured laboratory instruments. The lease for this facility expires January 31, 2005 and there is currently no extension or renewal option. In June 2004, in connection with the sale of assets and selected liabilities of the Company’s BBI Source Scientific business unit to Source Scientific, LLC, the Company received approval of the landlord to assign this lease to Source Scientific, LLC and all related obligations under such lease.   The Company’s remaining obligations under this lease is in the form of a guarantee to the landlord for five monthly rent payments, covering the period September 2004 through January 2005 at approximately $32,000 per month, should Source Scientific, LLC not meet its obligations. Source Scientific, LLC has made all lease payments through November 2004, and has only two remaining payments (December 2004 and January 2005) for which Company has guaranteed payment.  The schedule above assumes that no additional payments will be required to be made by the Company pursuant to this lease.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from the Company’s Chief Executive Officer; the Company’s belief that it has sufficient liquidity to finance operations through March 2006; the amount of any purchase price adjustment in connection with the Asset Sale to SeraCare; the amount of claims for indemnification made or to be made by SeraCare under the Asset Purchase Agreement; the amount of cash necessary to operate the Company’s business; the Company’s ability to raise additional capital when and if needed;  the Company’s plans and expectations with respect to its pressure cycling technology operations and the use of its available cash; the timing of the commercial release of the Company’s new bench top Barocycler NEP 3229 instrument; the Company’s ability to remain as a public company or to remain quoted on the Nasdaq National Market; the Company’s intent to commence an issuer tender offer ; and the anticipated future financial performance of the Company and its products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent the Company’s best estimates and assumptions only as of the date of this report.  Except as otherwise required by law, the Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in the Company’s expectations or any change in events, conditions, or circumstances on which any of the Company’s forward-looking statements are based.

Factors, risks and uncertainties which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following:

•                  The Company may require additional capital to further develop its pressure cycling technology products and services and cannot assure that additional capital will be available on acceptable terms or at all.

•                  By selling the Company’s BBI Diagnostics and BBI Biotech business units to SeraCare and focusing primarily on its pressure cycling technology operations, the Company has become less diversified.

•                  The Company’s business is primarily dependent on the success of its pressure cycling technology products and services, which has a limited operating history, and has generated substantial losses and only a limited amount of revenues to date.

•                  The Company’s pressure cycling technology business has a history of operating losses.

•                  The Company’s pressure cycling technology products and services are new and have limited market awareness or acceptance.

•                  The sales cycle of the Company’s pressure cycling technology products has been lengthy and as a result, the Company has incurred and may continue to incur significant expenses before it generates any significant revenue related to those products.

•                  If the Company is unable to protect its patent and other proprietary technology relating to its pressure cycling technology products, the Company’s business will be harmed.

•                  If the Company infringes on the intellectual property rights of others, its business will be harmed.

•                  The Company may be unable to adequately respond to rapid changes in technology.

•                  The Company may face the possibility of moving to The Nasdaq SmallCap Market and potential delisting from the Nasdaq Stock Market entirely.

•                  Stockholders face the risks of holding “penny stocks.”

•                  The Company currently has few employees and its future success is dependent on the continued services of Richard T. Schumacher, the Company’s President and Chief Executive Officer.

•                  In connection with the sale of the Company’s BBI Diagnostics and BBI Biotech business units, the Company remains exposed to contingent liabilities of up to $30.0 million, the purchase price for the

BBI Core Businesses, which could adversely affect the Company’s ability to pursue its remaining business operations or the Company’s ability to complete the contemplated tender offer in the event an indemnification claim is brought against the Company.

•                  The Company may not be able to fully collect the $900,000 in aggregate principal amount of promissory notes, which the Company received in connection with the sale of the Company’s BBI Source Scientific business unit to Source Scientific, LLC.

•                  The Company may not be able to fully collect the principal and interest due on a $1,000,000 loan receivable from the Company’s President and Chief Executive Officer, which could harm the Company’s business and financial condition.

•                  A few stockholders control a significant percentage of voting power and may exercise their voting power in a manner adverse to other stockholders’ interests.

•                  Provisions in the Company’s charter and by-laws and the Company’s stockholders rights plan may discourage or frustrate stockholders’ attempts to remove or replace current management of the Company.

Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 to Form 10K for the year ended December 31, 2003 and in the Company’s other reports and statements the Company files from time to time with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since December 31, 2003, except that the Company has invested approximately $25,000,000 of the proceeds from the SeraCare transaction as previously discussed in short term U.S. treasury bills.  The Company considers the market risk to be minimal.

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

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.  Notwithstanding the foregoing conclusions, due to the complexity and timing of the completion of the Asset Sale with SeraCare, including transition matters relating thereto, the Company was unable to file this quarterly report on Form 10-Q for the quarter ended September 30, 2004 within the prescribed time period.  The Company filed this quarterly report on Form 10-Q for the quarter ended September 30, 2004 one day after the time period permitted by the extension pursuant to Rule 12b-25 of the Exchange Act.  The Company, including the Principal Executive Officer and Principal Financial Officer, believe that the failure to timely file this Form 10-Q for the quarter ended September 30, 2004 was due to unusual and non-recurring circumstances.  The Company, including the Principal Executive Officer and Principal Financial Officer, continue to conclude that, despite the failure to timely file this Form 10-Q, the disclosure controls are effective in enabling the Company to record, process, summary and report information required to be included in the Company's periodic SEC filings and the Company currently anticipates that it will be able to timely file its periodic reports in the future.

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on September 14, 2004, at which the stockholders voted on the following proposals:

Proposal No. 1:  To approve a proposal to sell the assets of the Company’s BBI Diagnostics and BBI Biotech business units, which assets constitute substantially all of the assets of the Company, to SeraCare Life Sciences, Inc. for cash pursuant to the terms and conditions of that certain Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare, as set forth in the proxy statement provided to stockholders;

Proposal No. 2:  To approve a proposal to amend the Company’s Restated Articles of Organization, as amended, to change the corporate name of the Company to “Pressure BioSciences, Inc.” promptly following the completion of the sale to SeraCare, as set forth in the proxy statement provided to stockholders; and

Proposal No. 3:  To approve a proposal to grant the persons named as proxies discretionary authority to vote to adjourn the special meeting, if necessary, to solicit additional proxies to vote in favor of Proposal Nos. 1 and 2, as set forth in the proxy statement provided to stockholders.

The Company’s stockholders voted on these matters as follows:

	Votes For	Votes Against	Abstentions
Proposal No. 1	4,750,453	106,448	6,499
Proposal No. 2	4,743,307	113,464	6,629
Proposal No. 3	4,706,555	148,446	8,399

ITEM 5.  OTHER INFORMATION

In August 2004, prior to the completion of the sale of assets to SeraCare, the Company received notification from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, the Nasdaq listing qualifications staff (the “Staff”) determined that the Company’s stockholders’ equity at $9,974,731 did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The Nasdaq National Market set forth in Marketplace Rule 4450(a)(3).  Given the Company’s failure to satisfy the minimum stockholders’ equity standard, the Staff is reviewing the Company’s eligibility for continued listing on The Nasdaq National Market.  Since the completion of the sale to SeraCare, the Company has regained compliance with the minimum stockholders’ equity standard of the Nasdaq National Market.  On October 28, 2004, the Company received notice from the Staff informing it that it is in compliance with the minimum stockholders’ equity standard.

On November 14, 2004, in accordance with the terms of the Asset Purchase Agreement between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. The Company objected to the calculations contained in the closing balance sheet, including, without limitation, SeraCare’s calculation of accounts receivable and inventory.  The Company does not believe that the closing balance sheet was prepared by SeraCare in accordance with the terms of the Asset Purchase Agreement.   The Company is in the process of re-asserting and supporting its position as to the value and quality of the assets transferred.  To the extent the Company is not successful in defending its position on the $3.1M deficiency shown by SeraCare, any amount of such deficiency paid to SeraCare will have an unfavorable impact on earnings reported and will reduce the $2.5M escrow balance currently reported in Other Assets on the Company’s financial statements, and may otherwise have a material adverse effect on the Company.

On November 22, 2004, SeraCare and the Company entered into an agreement pursuant to which the Company and SeraCare agreed that (i) all disputes other than disputes relating to accounts receivable will be determined in accordance with the dispute resolution provisions contained in the Asset Purchase Agreement, (ii) disputes regarding accounts receivable will be resolved by permitting SeraCare to recover the amount of the receivable for identified accounts receivable that have not been collected within 90 days of the invoice date for domestic receivables and 180 days of the invoice date for international receivables,  (iii) any adjustment amount determined to be due to SeraCare for accounts receivable or other matters will first be paid out of the $2.5 million of the purchase price being held in escrow and any amounts in excess of the escrowed amount shall be paid by the Company directly, and (iv) the Company will be entitled to directly attempt to collect any receivables for which SeraCare receives credit for under the escrow or from the Company directly

As previously announced in connection with the Asset Sale, the Company stated its intention to commence an issuer tender offer to purchase up to 6,000,000 shares of its common stock at a price of $3.50 per share shortly following the completion of the Asset Sale.   The Company announced that it expected to use up to $21.0 million of the after-tax net proceeds from the Asset Sale to purchase shares of its common stock tendered in the tender offer.   Since the closing of the Asset Sale, the Company has incurred unanticipated expenses and liabilities that have reduced the amount of proceeds from the sale to SeraCare available for the tender offer and remaining for its pressure cycling technology business than originally anticipated.  These unanticipated expenses and liabilities include greater costs associated with the SeraCare transaction and the contemplated tender offer, higher than anticipated medical claims reimbursements, state tax audit costs, and greater than anticipated general operating expenses.  At this time, the Company still intends to commence an issuer tender offer to purchase shares of its common stock at $3.50 per share.  Due to the unanticipated expenses and liabilities, however, the Company is currently evaluating its financial situation to determine the number of shares it can offer to purchase.  The Company’s objective continues to be to provide its stockholders with the opportunity to obtain liquidity for their shares of common stock at a fair price, while at the same time permitting the Company to maintain sufficient cash to run the Company’s pressure cycling technology business through March 2006. The Company believes that it will require approximately $1.5 million in cash to fund its operations through March 2006.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amendment to Restated Articles of Organization, effective September 14, 2004	Filed herewith

10.1	Amendment No. 1 to Asset Purchase Agreement (filed with the Commission as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 20, 2004)	*

10.2	Extension Agreement (filed with the Commission as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 20, 2004)	*

10.3	Letter Agreement with SeraCare Life Sciences, Inc.	Filed herewith

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b) Reports on Form 8-K.

The Company filed a Form 8-K, dated September 2, 2004, relative to its announcement that it received notice from the Nasdaq Stock Market indicating that the Company was not in compliance with the minimum stockholders’ equity requirement under the Nasdaq National Market continued listing standards.

The Company filed a Form 8-K dated September 20, 2004 relating to (i) the completion of the sale of substantially all of the assets of its BBI Diagnostics and BBI Biotech business units to SeraCare, (ii) the resignation of Kevin W. Quinlan as President and Chief Operating Officer of the Company, (iii) the appointment of Richard T. Schumacher as President of the Company and (iv) the filing of required financial statements in connection with sale to SeraCare.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.
(Registrant)

Date:	November 22, 2004	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer and Treasurer
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amendment to Restated Articles of Organization, effective September 14, 2004	Filed herewith

10.1	Amendment No. 1 to Asset Purchase Agreement (filed with the Commission as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 20, 2004)	*

10.2	Extension Agreement (filed with the Commission as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated September 20, 2004)	*

10.3	Letter Agreement with SeraCare Life Sciences, Inc.	Filed herewith

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*

In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.