Form 10KSB
period 2004-12-31
PRESSURE BIOSCIENCES INC
filed 2005-04-22
CIK 830656

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004, or
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-21615

PRESSURE BIOSCIENCES, INC.
(formerly BOSTON BIOMEDICA, INC.)
(Name of Small Business Issuer in its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-2652826 (I.R.S. Employer Identification No.)
321 Manley Street, West Bridgewater, Massachusetts (Address of Principal Executive Offices)	02379-1040 (zip code)
(508) 580-1818 (Issuer's telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share Preferred Share Purchase Rights

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Pressure BioSciences Inc.'s revenues for the most recent fiscal year ended 2004 were $412,616.

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at February 28, 2005 was $6,384,513, based on the closing price of the common stock as quoted on the Nasdaq National Market. As of February 28, 2005, there were 2,424,189 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

        Part III of this Form 10-KSB incorporates information by reference from the issuer's definitive proxy statement which will be filed no later than 120 days after the end of the fiscal year covered by this report.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Introductory Comment

        Throughout this Annual Report on Form 10-KSB, the terms "we," "us," "our," and "our company" refer to Pressure BioSciences, Inc., a Massachusetts corporation formerly known as Boston Biomedica, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements are identified by terms such as "may", "will", "should", "could", "would", "expects", "plans", "anticipates", "believes", "estimates", "projects", "predicts", "potential", and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

  •
  our plans and expectations with respect to our pressure cycling technology operations;

  •
  market acceptance and the potential for commercial success of our PCT products;

  •
  our belief that we have sufficient liquidity to finance operations through March 2006;

  •
  the expected recovery and value of the loan receivable plus accrued interest from our President and Chief Executive Officer;

  •
  the amount of any claims for indemnification made or to be made by SeraCare Life Sciences ("SeraCare") under the Asset Purchase Agreement between us, BBI Biotech Research Laboratories and SeraCare;

  •
  the amount of cash necessary to operate our business;

  •
  our ability to raise additional capital when and if needed;

  •
  general economic conditions; and

  •
  the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 6 of this report as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1. DESCRIPTION OF BUSINESS.

General

        Our current business operations consist of research, development and commercialization of products utilizing our patented pressure cycling technology ("PCT"), a novel platform technology for the control of bio-molecular interactions. Our pressure cycling technology uses an instrument that is capable of cycling pressure between low and high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids and proteins from plant and animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods.

        Nucleic acid is a general term that includes DNA (deoxyribonucleic acid) and RNA (ribonucleic acid). Together, DNA and RNA constitute the genetic material of all living things including bacteria, viruses, plants, and animals. Genetic material or genes are the basic unit of heredity, and are thus responsible for the characteristics of an organism. In general, an organism uses DNA to make RNA and RNA to make protein. Proteins are the building blocks of life. To fully understand the characteristics of an organism, whether as simple as bacteria, or as complex as a human, scientists must examine its nucleic acids and proteins. To do this, scientists must first release the nucleic acids from the organism's cells so that the nucleic acids can be studied. In addition, scientists must also be able to obtain proteins from tissues to understand how the protein functions in the organism. The study of nucleic acids and proteins is called genomics and proteomics, respectively. It is important for scientists to have a method to release nucleic acids and proteins from cells and tissues in sufficient quantity and quality to study and test these molecules. Pressure cycling technology is one such method. Once nucleic acids and proteins are released by PCT, scientists can then use the released material in a broad range of applications, such as identifying disease-causing bacteria/viruses; understanding the genomic and/or proteomic indications of disease susceptibility, progression, and cure; and the response of an animal (including humans) to drug therapy.

        We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing. We also believe that this technology can be applied to a wide range of commercial applications.

        To date, we have applied PCT to the area of sample preparation for genomics and proteomics. We have also developed scientific collaborations with leading laboratories and academic institutions in the United States, which we expect will remain ongoing into 2005 and beyond. We further expect that the data generated by our collaborators will be publicly released in scientific publications and presentations, and that these collaborators are primary candidates to purchase our PCT products. We have investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and we have demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing.

        As of December 31, 2004, we have invested approximately $12.0 million in the development of our pressure cycling technology since 1997, with the funds coming from both internal and public sources. To date, we have received seven Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH") totaling approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium tuberculosis sample preparation. Most recently, in May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism.

        Pressure BioSciences was incorporated in the Commonwealth of Massachusetts in August 1978 and commenced significant operations in 1986. Our principal executive offices are located at 321 Manley Street, West Bridgewater, MA 02379 and our telephone number is (508) 580-1818. We also maintain a web site at www.pressurebiosciences.com. The information on our web site is not, and you must not consider such information to be, a part of this filing.

Business Developments

        During the past three years our operations have changed dramatically. We were engaged primarily in the business of providing products and services to help ensure the accuracy of laboratory test results for infectious diseases such as AIDS and viral hepatitis. Our core operations consisted of our BBI Diagnostics and BBI Biotech business units. These two business units, which collectively represented approximately 97% of our revenues for fiscal 2003 and 2004, are collectively referred to herein as the "BBI Core Businesses". Our BBI Diagnostics business unit developed, manufactured, marketed and sold quality control products used to monitor and measure the performance of infectious disease test kits. Our BBI Biotech business unit, which was operated through BBI Biotech Research Laboratories, Inc. (now known as PBI Biotech Research Laboratories, Inc.), one of our wholly owned subsidiaries, performed research and development support for quality control products and specialty reagents, molecular and cellular biology services, blood and tissue processing, repository services, clinical trials for domestic and foreign test kits and device manufacturers, and contract research for the National Institutes of Health (NIH). Our other business units included our PCT business unit and our laboratory instrumentation business unit operated through our wholly owned subsidiary, PBI Source Scientific, Inc. (formerly known as BBI Source Scientific, Inc.), which designed, developed, manufactured and marketed laboratory instruments, primarily consisting of readers and washers and other small medical devices used in hospitals and clinics and in research, environmental and wine and food testing laboratories.

        In 2002 and 2003, we continued to pursue a strategy of using our scientific capabilities in microbiology, immunology, virology, and molecular biology in an attempt to (1) expand the end-user market for our quality control products, especially the molecular testing market, (2) develop new products and services, (3) enhance our technical leadership, and (4) capitalize on complementary business operations. During these years, we also continued to expend significant resources on the research and development of our pressure cycling technology products. As a result of these efforts, in September 2002, we released for sale the Barocycler™ NEP2017 instrument and disposable PULSE™ Tubes, our first manufactured products which utilize our patented pressure cycling technology. These efforts, however, diverted a significant amount of our attention and resources away from our BBI Core Businesses. We recognized that to further develop and grow our BBI Core Businesses, while at the same time contributing sufficient resources to further develop and commercialize our pressure cycling technology products and services, we would need to raise additional capital or seek other strategic alternatives.

        After extensive review and consideration of our strategic direction, our Board of Directors determined to focus solely on our pressure cycling technology operations. To that end, we pursued the sale of our BBI Core Businesses and our laboratory instrumentation business unit.

        In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the "Notes") payable at the end of three years bearing 8% interest. The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff. As part of the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for PBI's PCT products until September 30, 2005. The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase PBI's 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over PBI's initial ownership value, provided that they have first paid off the Notes in their entirety.

        In September 2004, we completed the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech divisions to SeraCare pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the "Asset Purchase Agreement"), for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Core Businesses. The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. We retained all of our assets not relating to the BBI Core Businesses, including: all assets relating to our pressure cycling technology activities; intercompany receivables and payables; a $1.0 million loan receivable plus accrued interest from Richard T. Schumacher, our President and Chief Executive Officer and a director; our passive stock ownership interest in Panacos Pharmaceuticals, Inc. (now V.I. Technologies); our 30% ownership interest in Source Scientific, LLC, the newly formed limited liability company which purchased substantially all of the assets of BBI's Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of our cash and cash equivalents. In connection with the sale to SeraCare in September 2004, we changed our legal name to Pressure BioSciences, Inc.

        In November 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. We objected to certain calculations in the closing balance sheet, including, without limitation, SeraCare's calculation of accounts receivable and inventory. In December 2004, we settled our dispute with SeraCare concerning the collectibility of accounts receivable sold to SeraCare in connection with the Asset Purchase Agreement. We agreed that, solely for purposes of settling our dispute with SeraCare, $412,192 of accounts receivable would be deemed past due, therefore resulting in an adjustment to the purchase price requiring us to pay SeraCare that amount. We also agreed that the $412,192 deficiency would be released from the $2.5 million held in escrow; thereby leaving approximately $2.1 million remaining in escrow. In February 2005, we further agreed with SeraCare to settle our remaining differences relating to the closing balance sheet, including the calculation of inventory, by releasing to SeraCare an additional $1,000,000 from the escrow account. Additionally, the parties released all claims they may have had against the other with respect to the closing balance sheet and certain other representations and warranties contained in the Asset Purchase Agreement relating to the closing balance sheet items. Following the release of the escrow funds, approximately $1.1 million remains in escrow until March 2006 to secure our continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. The combined effect of these two settlements relating to the closing balance sheet resulted in a $1,412,192 reduction in the purchase price and a corresponding reduction in the gain on sale.

        Following the sale of our BBI Core Businesses and our laboratory instrumentation business, our operations consist primarily of our PCT operations.

Recent Business Developments

        On February 11, 2005, we completed an issuer tender offer and purchased from stockholders 5,210,001 shares of our common stock for an aggregate purchase price of $16.3 million, which included 761,275 shares issued upon exercise of stock options. As a result of the completion of the tender offer, immediately following payment for the tendered shares, we had 2,424,189 shares of common stock outstanding. As a result of the number of shares that were tendered and accepted for purchase in the tender offer, we did not comply with the continued listing requirements of the Nasdaq National Market because we did not meet the $10 million stockholders' equity requirement pursuant to Rule 4450(a)(3) of the Nasdaq Marketplace Rules. After reviewing the listing requirements of the Nasdaq SmallCap Market, we applied to voluntarily move from the Nasdaq National Market to the Nasdaq SmallCap Market. On March 24, 2005, the staff of the Nasdaq Listing Qualifications Department notified us that it approved our application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock commenced trading on the Nasdaq SmallCap Market under its current trading symbol "PBIO" on March 30, 2005.

        Effective April 11, 2005, Steven E. Hebert was elected to serve as our Vice President—Finance, Chief Financial Officer and Assistant Treasurer. Mr. Hebert served as a part-time financial consultant to us since October 2004. From 1998 to 2003, Mr. Hebert served as the Vice President and Corporate Controller for Brooks Automation, Inc., a NASDAQ listed company and provider of factory and tool automation software, hardware, and integration services to the semiconductor industry. His positions at Brooks Automation included serving as Corporate Controller from December 1998 to May 2002 and Vice President, Interim Chief Financial Officer and Corporate Controller from September 2002 to February 2003.

Company Products and Services

        During the course of the development of our technology, we designed and developed three generations of proprietary instrumentation products that utilize our pressure cycling technology. The first generation instrument was used to establish and demonstrate the feasibility of our technology. The second generation instrument enabled rapid cycling between ambient and inhibitory pressures at selected temperature levels, and has been useful in genomic/proteomic sample preparation work as well as in pathogen inactivation studies. The third generation instrument permits the exchange of fluids while maintaining inhibitory conditions. This instrument has been useful in generating data in the area of protein purification. Our proprietary instrumentation has been designed to reliably establish the suitability and effectiveness of PCT for a number of applications in the life sciences.

        In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. This floor model instrument is designed as a front-end sample preparation tool for genomic and proteomic systems. The NEP 2017 can process as many as six samples in five minutes, is computer controlled, and the temperature/cycles/pressure parameters can be customized to enhance the extraction process, maximize yields, and maintain the integrity of bio-molecules released during processing. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. Sales of these products have been extremely limited. To date we have leased one and sold two pressure cycling technology systems ("PCT Sample Preparation System") and a limited number of PULSE™ Tubes, and have generated approximately $169,000 of product revenue. We believe the following factors have contributed to our slower than expected sales volume: (1) the initial selling price of the Barocycler™, (2) the limited amount of research data available demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our company during 2003 and 2004, and (8) the focus of our resources on other projects, including the sale of selected assets and liabilities of our laboratory instrumentation business unit and the BBI Core Businesses, processes that began in October 2002 and were completed in June and September 2004, respectively.

        To address the limited sales volume associated with the Barocycler™ NEP 2017, we recently completed the development of a less expensive and smaller, bench top version of the Barocycler™, the NEP 3229, which we believe may facilitate an easier and quicker purchase decision by potential customers. We have also generated additional research data to support our sales efforts. The bench top version of the Barocycler™ NEP 3229 is compact enough to fit on a normal laboratory workbench, inside a six-foot laminar flow hood, or on the shelf of a standard laboratory cold room, is capable of processing up to three samples simultaneously, and uses the same PULSE™ Tubes as the NEP 2017. The NEP 3229 has an external chiller hook-up, automatic fill and dispense valves, and a microprocessor with an easy-to-use keypad. We believe that the new bench top Barocycler™ will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable, lower throughput instrument that can provide the quality, reproducibility, and safety of the NEP 2017 PCT Sample Preparation System. The NEP 3229 was released for commercial sale in March 2005.

        Our services reflect NIH grants revenues associated with developing technology in the area or pressure cycling sample technology. To date, we have received seven SBIR grants from the NIH totaling approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium tuberculosis sample preparation. Most recently, in May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism. We have recently submitted proposals for three additional SBIR research grants and intend to continue to submit proposals to obtain grants in the future.

Research and Development

        Our research and development activities are focused on maximizing the commercial opportunities of our pressure cycling technology in two distinct areas: (1) continued development of core competency in existing PCT applications, with significant focus in genomic and proteomic sample preparation, and (2) basic research to expand the applicability of PCT into new areas. We believe that continued investment in research and development is essential to our strategy of developing additional applications for PCT, and in developing additional protocols, uses, and instrumentation for existing applications. We also believe that additional investment in research and development is essential for filing additional patent claims, demonstrating commercial proof-of-concept, and in developing our proprietary technology and capabilities.

        In view of the platform nature of PCT, we elected to initially focus our internal research and development capabilities in the important and rapidly growing market of genomic and proteomic sample preparation, including the design, development, and market release of instrumentation, protocols, reagents, and PULSE™ Tubes. We chose to focus on this application because we believe it is an area that: (1) has a large and immediate need for better technology and in which we believe we can achieve our best gross margins, (2) is comprised mostly of research laboratories and thus subject to minimal governmental regulation, (3) is the least technically challenging for the development of our products, thus allowing us to get products to the market faster, (4) is compatible with our technical core competency, and (5) currently has our strongest patent protection.

        We plan to further develop and exploit our technology platform and apply it to a number of areas of the life sciences through internal efforts, scientific collaborations with leaders in the field, and through our strategic alliances and partnerships with third parties. More specifically, we plan to develop and commercialize our enabling, platform technology in protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing. As described above, we perform research and development services for the NIH to develop technology in the area or pressure cycling sample technology, including in the areas of microbial inactivation, sample processing and Mycobacterium tuberculosis sample preparation.

        As of December 31, 2004, we have invested approximately $12.0 million in the development of our pressure cycling technology since 1997, with the funds coming from both internal and public sources.

Our research and development expenses for our pressure cycling technology operations were $419,936 and $621,825 for December 31, 2004 and 2003, respectively.

Sales and Marketing

        We intend to promote our products through advertisements in both scientific journals and industry magazines. We also plan to attend several national and regional industry expositions each year at which we plan to present data, demonstrate our products, and unveil our new instrumentation releases. We believe that industry acceptance of PCT and its many applications will depend to some extent on scientific publications and presentations made by independent experts in the life sciences field. Consequently, we expect to support the development of data by independent leaders in the field with strategic collaborative studies and research agreements between Pressure BioSciences and such recognized leaders. To help ensure the success of this marketing program and to support the sales team, assuming we have available funds, we expect to hire experienced capital equipment product managers and sales representatives, as well as technical and customer services personnel. If we are unable to engage and retain qualified managers, sales or customer services personnel, we may be unable to successfully implement our business plan, maintain our current product and service initiatives and successfully deliver new products and services in the future.

        To increase market awareness of our products, we plan to place units in selected strategic customer sites for a trial period, which will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the technology provided by the product. After the trial period, it is our expectation that a number of customers will either purchase or lease our PCT products.

Customers

        We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing. We also believe that this technology can be applied to a wide range of commercial applications. As described above, however, we have had limited sales of our PCT products and services due to a number of factors, including, among others, the initial selling price of the Barocycler™, the limited amount of research data available demonstrating its capabilities and potential, the absence of a strong sales and marketing team, our inability to execute our sales plan as a result of financial constraints and other factors affecting capital spending on laboratory instruments. To date we have leased one and sold two pressure cycling technology systems and a limited number of PULSE™ Tubes. We do not have long-term contracts with our customers for PCT products, which are generally sold pursuant to purchase orders for specific purchases. We also offer our customers an option to lease our products.

Manufacturing and Operations

        In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargent each own 35% and we own the remaining 30% of Source Scientific, LLC. In connection with the Source Scientific Agreement, Source Scientific, LLC has agreed to provide us with engineering, manufacturing, and other related services for our pressure cycling technology products. Under this agreement, we have agreed to pay Source Scientific, LLC not less than an average of $25,000 per month for design, development and manufacturing services for our pressure cycling technology products through September 30, 2005.

Competition

        We believe we will be subject to two significant sources of competition.

        First, companies that have existing technologies for the extraction of nucleic acids and proteins from "hard-to-lyse" cells and tissues, including methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution. We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of biomolecules of interest, limited applicability to different sample types, ease-of-use, non-reproducibility, and cost. We believe that the PCT Sample Preparation System offers a number of major advantages over these methods, including labor reduction, temperature control, precision, reproducibility, versatility, efficiency, simplicity, and safety. Many of our competitors have greater capital resources, research and development staff and facilities, and more experience in genomics and proteomics sample preparation, protein purification, pathogen inactivation, immunodiagnostics, and DNA sequencing. To compete, we must be able to demonstrate to potential customers that our products provide improved performance and capabilities.

        Second, there currently exist a number of companies that offer competitive sample extraction combined with purification technologies to the life sciences industry. However, we believe that no other company has a system with the desirable features of the Barocycler™ instrument and the PULSE™ Tube and the capability of processing such a wide a variety of "hard-to-lyse™" samples. Furthermore, to our knowledge, there is no system presently available other than the PCT Sample Preparation System that has shown the potential to release high molecular weight protein complexes for proteomic studies.

        We believe that our PCT Sample Preparation System is a novel and enabling system for genomic and proteomic sample preparation. As such, many users of current manual techniques will need to accept a "paradigm shift" to change to our technology. We are also aware that the cost of the PCT Sample Preparation System is significantly greater than the cost of many of the manual techniques currently employed. Consequently, we plan to focus our sales efforts on those product attributes that we believe will be most important and appealing to potential customers namely versatility, reproducibility, and safety.

        A number of organizations have greater financial and technical capabilities than we have for protein purification, pathogen inactivation, immunodiagnostics and DNA sequencing. To compensate, we plan to develop our products in these fields through collaboration and strategic partnership with organizations already in these fields, using their technical expertise and market experience to help us realize the commercial potential of PCT.

Intellectual Property

        We believe that protection of our patents and intellectual property is essential to our business. Our practice is to file patent applications to protect technology, inventions, and improvements to inventions that are important to business development. We also rely on trade secrets, know-how, and technological innovations to develop and maintain our potential competitive position. To date, we have been granted thirteen United States patents, three European patents and one Australian patent. Our failure to obtain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any of our PCT products. It may also allow our competitors to duplicate our products without our permission and without compensation.

Employees

        We currently have six employees, consisting of Mr. Richard T. Schumacher, our President and Chief Executive Officer, Steven E. Hebert, our Vice President of Finance and Chief Financial Officer, a marketing and sales executive, and three research and development employees. We believe we have assembled a strong scientific and technical team that has considerable skill and understanding relating to both the mechanisms underlying the biophysical effects of pressure on bio-molecules, as well as the design and development of PCT instrumentation and consumables. We believe this team, in collaboration with colleagues at collaborator sites, customer sites, and other research laboratories, has advanced our understanding of the potential application of our PCT technology in several significant areas in the life sciences field. However, our ultimate success will be dependent on our ability to market and sell our PCT products. We believe that we need to hire additional sales personnel. Depending on the availability of funds, we expect to hire sales personnel in 2005. Because of our limited staff and the knowledge and background necessary to successfully develop, market, and sell our pressure cycling technology products and services, we believe that our future success is dependent upon the continued services of Mr. Schumacher and our ability to engage and retain qualified sales and financial personnel.

ITEM 2. DESCRIPTION OF PROPERTY.

        Our corporate offices are currently located at 321 Manley Street, West Bridgewater, Massachusetts 02379. We are leasing this space on a month to month basis as a tenant-at-will.

        We also currently occupy, through payment of monthly rent charges, office and laboratory facilities in Gaithersburg, Maryland in the former BBI Biotech facility pursuant to an agreement with SeraCare Life Sciences, Inc. Our agreement with SeraCare permits us to occupy approximately 1000 square feet of laboratory space and 500 square feet of office space until September 14, 2005, unless SeraCare gives notice to PBI on or before March 14, 2005 to vacate the premises prior to that date. On February 23, 2005, we received notification from SeraCare requesting that we vacate the premises in the Gaithersburg facility on or before May 14, 2005. We are currently assessing our available options for office and laboratory space in Maryland and believe we will be able to find suitable alternative space.

ITEM 3. LEGAL PROCEEDINGS.

        We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        We held a Special Meeting in Lieu of Annual Meeting of Stockholders on December 30, 2004 (the "Meeting"). A total of 4,997,000 shares, or 73%, of our common stock issued, outstanding and entitled to vote as of the record date, were represented in person or by proxy, at the Meeting. At the Meeting, one proposal was acted upon. The result of the proposal was as follows:

1.
Messrs. J. Donald Payne and P. Thomas Vogel were elected as Class II Directors of Pressure BioSciences, to serve as such until the 2007 Annual Meeting of Stockholders and until their successors have been duly elected and qualified, with 4,935,726 shares voting in favor and 61,274 votes withheld for Mr. Payne, and 4,935,726 shares voting in favor and 61,274 votes withheld for Mr. Vogel.

        The terms of office of Richard T. Schumacher, Kevin W. Quinlan, Dr. Calvin A. Saravis and R. Wayne Fritzche continued immediately after the Meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock, par value $0.01 per share, was traded on the Nasdaq National Market from October 1996 through March 29, 2005. On March 30, 2005, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock commenced trading on the Nasdaq SmallCap Market on March 30, 2005 under the current trading symbol "PBIO".

        The following table sets forth, for the periods indicated, the high and low sales price per share of common stock, as reported by the Nasdaq National Market.

	Common Stock Price
Fiscal Year Ended December 31, 2003
	High	Low
First Quarter	$3.00	$1.69
Second Quarter	$3.80	$2.02
Third Quarter	$3.16	$2.51
Fourth Quarter	$3.04	$2.30
Fiscal Year Ended December 31, 2004	High	Low
First Quarter	$3.00	$2.25
Second Quarter	$3.76	$2.53
Third Quarter	$3.41	$2.90
Fourth Quarter	$3.42	$2.79

        As of February 28, 2005, there were 20,000,000 shares of common stock authorized of which 2,424,189 shares were issued and outstanding, held of record by approximately 103 stockholders and beneficially held by 1,875 stockholders.

        We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future. We intend to retain any earnings to finance future growth.

Recent Sales of Unregistered Securities

        During the quarter and year ended December 31, 2004, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Repurchases by Pressure BioSciences

        During the quarter and year ended December 31, 2004, we did not repurchase any shares of our Common Stock on our own behalf or for any affiliated purchaser.

        On December 27, 2004, we commenced an issuer tender offer to purchase up to 5,500,000 shares of our common stock. We offered to purchase these shares at a purchase price of $3.50 per share, net to the seller in cash, without interest. The tender offer was completed on February 11, 2005, and no further purchases will be made pursuant to the terms of the tender offer. The following table below sets forth the results of our issuer tender offer.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2004 through February 11, 2005	5,210,001	(1)	$3.50	5,210,001	0

(1)
Includes 761,275 shares that were issued upon exercise of stock options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  Overview

        Following the closing of the sale of the assets and selected liabilities of BBI Diagnostics and BBI Biotech to SeraCare Life Sciences on September 14, 2004, the transfer of certain assets and liabilities of PBI Source Scientific, Inc. to Source Scientific, LLC and subsequent sale of 70% of our ownership interests of Source Scientific, LLC in June 2004, our operations now consist primarily of our pressure cycling technology (PCT) business. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of PBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as "Other operating credits and charges" hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February, 2001), are reported as "Discontinued Operations" hereunder. Certain amounts included in the prior period's financial statements have been reclassified to conform to the current period's presentation.

        Our pressure cycling technology uses an instrument that is capable of cycling pressure between low and high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids and proteins from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing.

        To date, we have primarily applied PCT to the area of sample preparation for genomics and proteomics. We have also developed scientific collaborations with several leading laboratories and academic institutions in the United States, which we expect will remain ongoing into 2005 and beyond. We further expect that the data generated by our collaborators will be publicly released in scientific publications and presentations, and that this could have an important impact on future sales of our PCT products. We have investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and believe we have demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing. We have obtained thirteen US and four foreign patents containing multiple claims covering the foregoing areas.

        As of December 31, 2004, we have invested approximately $12.0 million in the development of our pressure cycling technology since 1997, with the funds coming from both internal and public sources. To date, we have received seven Small Business Innovative Research ("SBIR") grants from the National Institutes of Health ("NIH") aggregating approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium sample preparation. Most recently, in May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism. We have recently submitted proposals for three additional SBIR research grants and intend to continue to submit proposals to obtain grants in the future.

        In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. Sales of these products have been extremely limited. To date we have leased one and sold two pressure cycling technology systems ("PCT Sample Preparation System") and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products have been adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™, (2) the limited amount of research data available demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our company during 2003 and 2004, and (8) the focus of our resources on other projects, including the sale of our BBI Diagnostics, BBI Biotech, and selected assets and liabilities of our laboratory instrumentation business units, a process that began in October 2002 and was completed in September 2004.

        To address some of these factors associated with the disappointing sales of the Barocycler™ NEP 2017, we have developed a less expensive and smaller, bench top version of the Barocycler™, the NEP 3229, which we expect will facilitate an easier and quicker purchase decision by potential customers. We have also generated additional research data to support our sales efforts. We believe that the new bench top Barocycler™ will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable instrument that still provides the quality, reproducibility, and safety of the NEP 2017 PCT Sample Preparation System. The NEP 3229 was released for commercial sale in early March 2005.

CRITICAL ACCOUNTING POLICIES

        To prepare our consolidated financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on the disposition of our discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in estimates regarding the collectability of accounts receivable, realizability of a loan receivable together with associated accrued interest from our President and Chief Executive Officer and a director including sufficiency of collateral, deferred tax assets, and the net realizable value of our inventory. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

Revenue Recognition

        We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 103, Update of Codification of Staff Accounting Bulletins ("SAB 103") and updated by Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

        Our revenues have been concentrated in the area of governmental grant activity. During the fiscal years 2004 and 2003, the combined revenues from all branches of the National Institutes of Health, a United States Government agency, accounted for 95% and 85% respectively, of total consolidated revenues from our continuing operations. Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

        Revenue from service contracts is earned as the related services are performed. Revenue arrangements where multiple products or services are sold together under one contract are evaluated to determine if each element represents a separate earnings process. In the event that an element of such multiple element arrangement does not represent a separate earnings process, revenue from this element is recognized over the term of the related contract. Services are recognized as revenue upon completion of tests for laboratory services. Revenue from service contracts and research and development contracts is recognized as the service and research and development activities are performed under the terms of the contracts.

Inventory

        Inventory is valued at the lower of cost or market. Inventories consist of finished goods and raw materials, and work in process. Certain factors may impact the realizable value of our inventory including, but not limited to, technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to our cost structure. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. We treat lower of cost or market adjustments and inventory reserves as adjustments to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods. In the year 2004, we increased our reserve on inventory related to our Barocycler™ NEP2017 floor unit due to the sales history of that product.

Intangible Assets

        We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired. Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years. We annually review our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets as of December 31, 2004 concluded that such assets were not impaired.

Long-Lived Assets and Deferred Costs

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we completed an annual test for impairment at December 31, 2004 and determined that such long-lived assets were not impaired.

        Deferred costs included on the balance sheet reflect external legal costs associated with our efforts in our repurchase of shares through our issuer tender offer. These costs will be included in the cost of purchasing the shares and charged to additional paid in capital in the first quarter of 2005.

Deferred Tax Valuation Allowance

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2003 and 2004 for the full amount of the deferred tax asset due to the uncertainty of realization. Although we realized taxable income generated from the sale of assets to SeraCare Life Sciences in September 2004, management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2004. The valuation allowance as of January 1, 2004 was $4,475,725. The net change in the valuation allowance during the year ended December 31, 2004 was a decrease of $2,584,738.

Discontinued Operations

        On September 14, 2004, we completed the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech business units, previously classified as assets and liabilities held for sale as of June 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The results of operations relating to assets and selected liabilities sold to SeraCare are reported as discontinued operations in the accompanying financial statements. The purchase price was subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date was greater or less than $8.5 million.

        We recorded a gain on the sale of assets and selected liabilities to SeraCare of $14,567,697 net of taxes related to the sale. The gain on the sale is subject to post closing adjustments, including any adjustments resulting from an increase or decrease of the net asset value of the assets sold to SeraCare. We estimated to utilize approximately $4,680,000 of prior period net operating loss carryforwards, to partially offset the tax effect of this gain.

        In November 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. We objected to certain calculations in the closing balance sheet, including, without limitation, SeraCare's calculation of accounts receivable and inventory. In December 2004, we settled our dispute with SeraCare concerning the collectibility of accounts receivable sold to SeraCare in connection with the Asset Purchase Agreement. We agreed that, solely for purposes of settling our dispute with SeraCare, $412,192 of accounts receivable would be deemed past due, therefore resulting in an adjustment to the purchase price requiring us to pay SeraCare that amount. We also agreed that the $412,192 deficiency would be released from the $2.5 million held in escrow; thereby leaving approximately $2.1 million remaining in escrow. In February 2005, we further agreed with SeraCare to settle our remaining differences relating to the closing balance sheet, including the calculation of inventory, by releasing to SeraCare an additional $1,000,000 from the escrow account. Additionally, the parties released all claims they may have had against the other with respect to the closing balance sheet and certain other representations and warranties contained in the Asset Purchase Agreement relating to the closing balance sheet items. Following the release of the escrow funds, approximately $1.1 million remains in escrow until March 2006 to secure our continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. The combined effect of these two settlements relating to the closing balance sheet resulted in a $1,412,192 reduction in the purchase price and a corresponding reduction in the gain on sale. The effect of these settlement agreements with SeraCare has been recorded in the 2004 financial statements. See also Note 3 "Discontinued Operations" to the Consolidated Financial Statements hereunder.

Assets and Liabilities Transferred Under Contractual Arrangements

        In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A.

Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the "Notes"), plus accrued interest, payable at the end of three years. The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff. As part of the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005 at the rate of approximately $25,000 per month. Payment, however, is contingent upon actual services being rendered to us by Source Scientific LLC. The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase our 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over our initial ownership value, provided that they have first paid off the Notes in their entirety. Although we expect the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC. In addition, despite our intent to exit the laboratory instrumentation business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that we have the right to designate one or potentially three members of the Board of Managers and we guaranteed the facility lease payments until January 31, 2005. Because of these factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our audited consolidated balance sheet as of December 31, 2004 under the captions "Assets transferred under contractual arrangements" and "Liabilities transferred under contractual arrangements" and have recorded a charge to income under the caption "Other operating credits and charges, net "in our audited consolidated statement of operations for the year ended December 31, 2004 and 2003 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

Loan Receivable from Director and Chief Executive Officer

        As of December 31, 2004, we evaluated the recoverability of a $1.0 million loan receivable together with associated accrued interest ($134,262 as of December 31, 2004, which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum) from our President and Chief Executive Officer, which is reflected on our balance sheet in stockholders' equity as a loan receivable and accrued interest. The Company had previously established a reserve for the interest on the loan. Our review included an evaluation of the collateral associated with the loan. The evaluation also considered the fact that because Mr. Schumacher repaid all remaining amounts due to a financial institution in February 2005 using the proceeds he received from the sale of his stock in our issuer tender offer commenced in December 2004 and completed in February 2005 (see Note 14), we became the holder of a first priority security interest in the remaining collateral previously held by the financial institution, which consists of 499,000 shares of common stock of Pressure BioSciences. We performed a test for impairment of our loan receivable together with associated accrued interest by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of our common stock after taking into account factors that may affect our ability to sell such stock in the event we were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing our impairment test, we determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that we may recover is dependent on numerous factors including our stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of our President and Chief Executive Officer. Based on our assessment as of and through April 1, 2005, we estimate that value of the collateral approximates the amount of our recorded loan receivable and accrued interest. If actual market conditions are less favorable, our stock price declines or other factors arise that are significantly different than those anticipated by management, a write-down of this asset is likely to be required.

YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenue

        We had total revenue of $412,616 in the year ended December 31, 2004, as compared to $671,001 in the prior year, a decline of $258,385.

        PCT products & services: Product revenue totaled $19,310 in the year ended December 31, 2004, compared to $102,396 for the corresponding period of 2003. Product revenue in 2004 included lease payments from one customer and sales of PULSE™ Tubes to three customers. There were no Barocycler™ sales in 2004, which accounts for the decrease in product revenue. We believe that sales of our pressure cycling technology products have been adversely affected due to a number of factors, including, among others, the initial selling price of the Barocycler™, the limited amount of research data available demonstrating its capabilities and potential, the absence of a strong sales and marketing team, our inability to execute our sales plan as a result of financial constraints and other factors affecting capital spending on laboratory instruments. To address our limited sales volume, in March 2005, we released for commercial sale a less expensive and smaller bench top version of the PCT Barocycler™, which we believe will meet a growing and unmet need for an automated sample preparation instrument in the genomics and proteomics fields at a more affordable cost. To increase market awareness of our products, we plan to place units in selected strategic customer sites for a trial period, which will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. Although we can provide no assurance of success, we believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the technology provided by the product.

        Grant Revenues: Grant revenue consists predominately of the award of SBIR funding activity through the National Institute of Health. Grants and services revenue decreased to $393,306 in the year ended December 31, 2004 from $568,605 for the corresponding period in 2003. The decrease in PCT grants and services revenue was primarily related to the completion of work in early and mid-2004 on two Phase-II SBIR grants resulting in a lower level of research conducted under SBIR research grants for the balance of the year, as compared to 2003. We recently submitted three new SBIR research grant proposals to fund future research. We do not expect to be notified as to whether our proposals are accepted for approximately six months.

Cost of Products

        The cost of PCT products and services was $183,579 in the year ended December 31, 2004 compared to $65,781 for the comparable period of 2003. The increase in 2004 was primarily the result of a write-down of inventory of approximately $117,000 charged in the fourth quarter of 2004 of which approximately $103,000 related to our Barocycler™ NEP2017 floor model based upon the sales history of that product.

Cost of Grant Services

        The cost of services related to grant revenues $388,744 in the year ended December 31, 2004 compared to $528,597 for the comparable period of 2003. The decrease in 2004 was primarily the result completion of work in process in mid-2004 reflecting a reduced activity in the area of awards.

Research and Development

        PCT related research and development expenditures decreased to $419,936 in the year ended December 31, 2004 from $621,825 for the comparable period of 2003. This decrease was primarily due to the lower level of research and development expenditures on SBIR grants as described above, and more efficient expenditures on the development of the new bench top Barocycler™ through our outsourcing partner, Source Scientific, LLC. As described elsewhere, in connection with the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005, at the rate of approximately $25,000 per month. Payment, however, is contingent upon actual services being rendered to us by Source Scientific LLC.

Selling and Marketing

        PCT related selling and marketing expenses decreased to $194,612 for the year ended December 31, 2004 from $411,504 in 2003. During 2004, we did not employ any sales personnel, attended fewer trade shows, and spent less on marketing materials as compared to 2003, as our focus was on development of the bench top Barocycler™ and the sale of our core businesses. We hired one sales executive in January 2005 and we expect to hire additional sales personnel during 2005 depending on the availability of funds.

General and Administrative

        General and administrative costs totaled $1,617,976 in the year ended December 31, 2004, as compared to $1,484,208 in the comparable period of 2003, an increase of $133,768. The majority of this increase was related to the increased corporate transaction costs associated with the various divestiture initiatives occurring during the year which included the sale of our BBI Core Businesses to SeraCare, the transfer of certain assets and liabilities of PBI Source Scientific Inc. to Source Scientific, LLC and subsequent sale of 70% of our ownership interests in Source Scientific, LLC, and special shareholder meetings, and an increase in other corporate-related expenses related to patent costs incurred in the prosecution of our patents in Europe.

Operating Loss from Continuing Operations

        The operating loss of the PCT business was $2,392,231 in the year ended December 31, 2004 as compared to an operating loss of $2,440,914 in 2003. The reduction in margin from lower revenues was partially offset by the lower research and development expenses along with lower sales and marketing costs.

Other Operating Credits and (Charges) net

        The non-PCT related activities of PBI Source Scientific, Inc., together with Source Scientific, LLC, had an operating loss of $442,611 in the year ended December 31, 2004, as compared to an operating loss of $910,546 in the fiscal year of 2003. This decrease was the result of higher revenues, operational efficiencies resulting in improved operating margins, and lower operating costs for 2004 as compared to 2003. See also Note 4 to the Consolidated Financial Statements included in Part II of Item 7 contained hereunder.

Net Interest (Expense)/Income

        Net interest income totaled $151,576 for the year ended December 31, 2004 as compared to net interest expense of $34,545 in 2003. Increase in net interest income was in part the result of interest earned on investments from proceeds associated with the sale of our BBI Core Businesses to SeraCare. In addition, we recognized the benefit of accrued interest related from the Director / CEO's loan receivable. On September 14, 2004, we used an aggregate of $2,005,148 of the proceeds from the sale to SeraCare to repay all outstanding indebtedness under the revolving line of credit, including an early termination fee of $106,000. Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated. We do not have a line of credit from which we can borrow and cannot be certain that we will be able to obtain one in the future on acceptable terms.

Loan Receivable and Accrued Interest from Director and Chief Executive Officer

        As of December 31, 2004, we evaluated the recoverability of a $1,000,000 loan receivable together with associated accrued interest of $134,262 (which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum) from Mr. Richard T. Schumacher, a Director and our current President and Chief Executive Officer, which is reflected on our balance sheet in stockholders' equity as a loan receivable and accrued interest as of December 31, 2004 and December 31, 2003. Our review included an evaluation of the collateral associated with the loan, which consists of common stock of Pressure BioSciences. In February 2005, Mr. Schumacher repaid in full a loan outstanding between an entity controlled by him and a financial institution with proceeds from the sale of 130,000 shares of our common stock in connection with the our tender offer completed on February 11, 2005. As a result, we currently maintain a first priority security interest in this collateral previously held by the financial institution, which consists of 499,000 shares of common stock of Pressure BioSciences. We performed a test for impairment of our loan receivable together with associated accrued interest by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of our common stock after taking into account factors that may affect our ability to sell such stock in the event we were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing our impairment test, we determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that we may recover is dependent on numerous factors including our stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of our President and Chief Executive Officer. Based on our assessment as of and through April 1, 2005, we estimate that the value of the collateral approximates the amount of our recorded loan receivable and accrued interest. If actual market conditions are less favorable, our stock price declines or other factors arise that are significantly different than those anticipated by management, a write-down of this asset is likely to be required.

Income Taxes

        In the year 2004 we recorded a benefit from continuing operations of $941,350. In the year 2004, we maintained a full valuation allowance for our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations. We have not included the potential of future loss carrybacks in the valuation of our deferred tax asset.

Discontinued Operations

        Net loss from discontinued operations was $113,196 for the year ended December 31, 2004, as compared to income of $1,814,952 for the same period in 2003. During the third quarter of 2004, we wrote-off approximately $450,000 of leasehold improvements in the Frederick, Maryland repository building due to the early termination of the repository lease that coincided with the move of the repository operations to larger facility and increased inventory reserves associated with the Diagnostics unit. It should be noted that the 2004 period is reflective of only nine months of contribution from revenues for the 2004 period because of the sale of the BBI Core Businesses to SeraCare on September 14, 2004.

        We have recorded a gain on the sale of assets to SeraCare of $14,567,697 net of taxes. The gain from the sale to SeraCare is subject to post closing adjustments, including an adjustment resulting from an increase or decrease of the net asset value of the assets sold to SeraCare. The post closing adjustments were settled and agreed upon in December 2004 and February 2005, which resulted in a release of $1,412,192 of escrow funds and a corresponding decrease in the gain on sale. The effect of these agreements has been recorded in the 2004 financial statements. As a result of the sale to SeraCare, we realized significantly less revenues and contribution related to the products sold by the discontinued operations in 2004 than the effect of a full year's revenue in 2003.

        Following the completion of the sale of our BBI Core Businesses to SeraCare, our Board of Directors continued to consider alternative uses of the proceeds received in the transaction. One of these alternatives was to engage in an issuer tender offer. On September 14, 2004, our Board of Directors approved the extension of the termination date of all stock options granted to employees of

BBI Diagnostics and BBI Biotech to the later of 90 days after termination of employment or if a tender offer was commenced, the expiration of the tender offer being considered by the Board. The Board believed that this extension would give former employees who held stock options a longer opportunity to decide whether or not to exercise their stock options and participate in the contemplated tender offer if the board ultimately approved the commencement of the tender offer. In accordance with the provisions of FASB Interpretation No. 44, we recognized stock-based compensation of $281,737 in 2004. This charge is included in the results of discontinued operations for the year ended 2004.

Net Income (Loss)

        Overall, for 2004, we had net income of $12,712,585 which included the gain of $14,567,697 on the asset sale to SeraCare completed in September 2004 and the loss of $113,196 from our discontinued operations. This compares to an overall net loss of $1,289,222 in 2003.

LIQUIDITY AND FINANCIAL CONDITION

        Our working capital position, as of December 31, 2004 was $21,005,382. Our working capital position was driven by the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech business units to SeraCare for an aggregate purchase price of $30 million in cash of which $27.5 million was paid at the closing and $2.5 million initially deposited in escrow pursuant to an escrow agreement expiring in March 2006. Since September 14, 2004, $1,412,192 has been released from escrow pursuant to our settlement of final closing balance sheet claims, and the proceeds and gain from the sale have been reduced accordingly. On February 11, 2005, we completed an issuer tender offer and purchased from stockholders 5,210,001 shares of common stock for an aggregate purchase price of $16.3 million, which included 761,275 shares issued upon exercise of stock options. As a result of the completion of the tender offer, immediately following payment for the tendered shares, we had 2,424,189 shares of common stock outstanding and our working capital was thereby reduced to $5.1 million. We believe this amount is adequate to meet our business plan for at least until March 2006.

        Net cash used by continuing operations for the year ended December 31, 2004 was approximately $1,836,817 as compared to net cash provided by operations of $2,817,008 for the year ended December 31, 2003. The cash used in operations for 2004 was primarily a result of losses incurred.

        Net cash used by financing activities for the year ended December 31, 2004 was $969,977 as compared to cash provided from financing activities of approximately $11,038 for fiscal 2003. On September 14, 2004, we used an aggregate of $2,005,148 of the proceeds from the sale of our BBI Core Businesses to SeraCare to repay all outstanding indebtedness under the revolving line of credit, together with an early termination fee of $106,000. Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated. We do not have a line of credit from which we can borrow and we cannot be certain that we could obtain one on acceptable terms.

Investment in Panacos Pharmaceuticals

        Related to our investment in Panacos Pharmaceuticals, on March 11, 2005, V.I. Technologies, Inc. ("Vitex") announced that it had closed its merger with Panacos Pharmaceuticals, Inc. ("Panacos"), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the "Merger Agreement"). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on March 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex Common Stock, after giving effect to the merger, and before giving effect to Vitex's 1:10 reverse stock split, which was announced on March 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split, we own approximately 1,000,000 shares of Vitex common stock in place of our Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by us, will be held in escrow per the Merger Agreement. On March 31, 2005, the closing price of Vitex common stock was $3.02 per share as quoted on the Nasdaq National Market.

Contractual Obligations

        The following is a summary of our future contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Minimum future royalty payments(1)	$0	$0	$0	$0	$0
Obligations relating to Discontinued Operations(2)	90,000	56,000	34,000
PCT related purchase commitments(3)(4)	257,234	257,234	0

Total Contractual Obligations	$347,234	$313,324	$34,000	$0	$0

(1)
In 1998, we acquired all the remaining outstanding common stock of BioSeq, Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales (until March 2016) of future sales by any entity of ours utilizing PCT. This obligation is determined and based upon sales of PCT products.

(2)
In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA. Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $90,000 as of December 1, 2004. See also Note 3(b) of Notes to Consolidated Financial Statements hereunder, included in Part II, Item 7 of this Form 10-KSB; amounts due pursuant to a lease termination agreement entered into in March 2004 are reflected in the above table.

(3)
In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargent each own 35% and we own the remaining 30% of Source Scientific, LLC. In connection with the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005, at the rate of approximately $25,000 per month. Payment, however, is contingent upon actual services being rendered to us by Source Scientific LLC. The table above assumes a $25,000 per month payment.

(4)
Includes the Company's obligation relating to the Garden Grove, CA facility formerly occupied by PBI Source Scientific, Inc. in the amount of $32,234. The lease's term expired in January 2005.

Related Party Transaction

        In January 2002, we pledged a $1,000,000 interest bearing deposit at a financial institution to secure our limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and our current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure our limited guaranty was used by the financial institution to satisfy our limited guaranty obligation to the financial institution. As a result of the financial institution's use of our pledged account, we now maintain a $1.0 million loan receivable, together with associated accrued interest of $134,262 (which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum), from Mr. Schumacher. We previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher's shares of our common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, we became the holder of a first priority security interest in all of Mr. Schumacher's common stock of Pressure BioSciences to secure the repayment of our loan receivable together with associated accrued interest from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases it is likely that we will have to write down or write off the loan receivable or associated accrued interest. Therefore, we cannot be certain that we will collect the full amount of the loan receivable or associated accrued interest.

Recent Accounting Standards

        In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of FAS 123(R) on our financial position and results of operations. We are also evaluating the form of any stock based incentive compensation we may offer in the future.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs—an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not currently expected to have a material impact on our financial position or results of operations as all manufacturing requirements are currently outsourced.

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

        We may require additional capital to further develop our pressure cycling technology products and services and cannot assure that additional capital will be available on acceptable terms or at all.

        We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception in 1997. Until September 2004, we funded our pressure cycling technology activities primarily from revenue generated from our BBI Diagnostics and BBI Biotech businesses (referred to in this report as the "BBI Core Businesses"), which we sold to SeraCare in September 2004. As of February 18, 2005, we had available cash of approximately $5.1 million. We believe that this amount will be sufficient to fund our pressure cycling technology operations through March 2006 at which time any remaining escrow funds from sale of assets to SeraCare are expected to be released.

        We will need additional capital if we experience unforeseen costs or expenses, unanticipated liabilities or delays in implementing our business plan and developing our products. We also believe that we will need substantial capital to accelerate the growth and development of our pressure cycling technology products and services. Our capital requirements will depend on many factors, including but not limited to:

  •
  the amount of cash, if any, we receive from the $1.1 million presently held in escrow to secure indemnification obligations to SeraCare that is released to us after the expiration of the escrow period in March 2006;

  •
  any payments we receive from Mr. Schumacher on our $1.0 million loan receivable plus accrued interest from him;

  •
  the amount, if any, we receive in payment of the $900,000 in aggregate principal amount of promissory notes that we received in connection with the Source Scientific Agreement; To date, there have been no payments made.

  •
  the problems, delays, expenses and complications frequently encountered by early-stage companies;

  •
  market acceptance of our pressure cycling technology products and services;

  •
  the success of our sales and marketing programs; and

  •
  changes in economic, regulatory or competitive conditions of our planned business.

        To satisfy our potential capital requirements if our current capital does not adequately cover the development of our pressure cycling technology products and services, we may need to raise additional funds in the public or private capital markets. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. If adequate funds are not available or we fail to obtain acceptable additional financing, we may be required to:

  •
  obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock;

  •
  obtain funds through arrangements with future collaborative partners or others that may require us to relinquish rights to some or all of our technologies or products; or

  •
  otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.

        Our business may be harmed if we encounter problems, delays, expenses and complications that typically affect early-stage companies.

        By selling our BBI Core Businesses to SeraCare in September 2004, we sold our business units that generated our most significant sources of revenue and profits. We are now primarily a early-stage company focused on the further development and commercialization of our pressure cycling technology products and services. Early-stage companies typically encounter problems, delays, expenses and complications, many of which may be beyond our control or may harm our business or prospects. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production, marketing and sale of our products, availability of adequate financing and competition. This increases our business risk because we are less diversified than before the sale of the BBI Core Businesses to SeraCare and because our remaining business is speculative. There can be no assurance that we will successfully complete the transition from an early-stage company to the successful commercialization of our pressure cycling technology products and services.

        Our business is dependent on the success of our pressure cycling technology products and services, which has a limited operating history and has generated substantial losses and only a limited amount of revenues to date.

        The BBI Core Businesses sold to SeraCare in September 2004 represented more than 90% of our annual revenue in each of the past two years. Our business following the sale to SeraCare leaves us dependent on the performance of our pressure cycling technology activities, which is our only operating business going forward. Our pressure cycling technology business has a limited operating history and has incurred significant losses to date. Our first products utilizing our pressure cycling technology, the Barocycler™ NEP 2017 instrument and related disposable PULSE™ Tubes, were introduced for commercial sale in September 2002. To date we have invested approximately $12.0 million towards the development of our pressure cycling technology since 1997 and we have generated only limited revenue from sales of our pressure cycling technology products and related services. We have leased one and sold two Barocycler™ NEP 2017 units since it was introduced in 2002. In fiscal year 2003, we generated approximately $671,000 in revenue from sales of our pressure cycling technology products and services and in fiscal year 2004, we generated approximately $413,000 in revenue from sales our pressure cycling technology products and services. Our failure to generate revenues from sales of our pressure cycling technology products and services will adversely affect our business and may affect our ability to stay in business.

        Our pressure cycling technology business has a history of operating losses.

        Our pressure cycling technology business has experienced significant operating losses since 1997. Our ability to achieve profitability will depend, among other things, on successfully completing the development and commercialization of additional pressure cycling technology products, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others who possess such capabilities and market acceptance of our products. We currently have only three customers who have purchased or leased our pressure cycling technology products and services. Our ability to achieve profitability will also depend upon our ability to develop additional customers for our pressure cycling technology products and services. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

        Our pressure cycling technology products and services are new and have limited market awareness or acceptance.

        Our pressure cycling technology products have limited market awareness and, to date, limited sales, having leased one and sold two PCT Barocycler™ NEP 2017 units since commercial introduction in 2002. Our future success will be dependent in significant part on our ability to generate demand for our pressure cycling technology products and services and to develop additional commercial applications that incorporate our pressure cycling technology. To this end, we must increase market awareness and acceptance of our pressure cycling technology products to generate increased revenue. Our products and services require a sophisticated sales effort targeted at both the scientists who would use this technology and the senior management of our prospective customers. Currently, we have one employee focused on sales and marketing. We cannot be certain that we will have sufficient funds in the future to hire any additional sales or marketing personnel. Our sales and marketing efforts will not be successful if we are unable to attract and retain qualified sales and marketing personnel. If we are not successful in building greater market awareness or acceptance and generating increased sales, our future results of operations will be adversely affected.

        The sales cycle of our pressure cycling technology products has been lengthy and as a result, we have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

        Our current and potential customers have required several months, a much longer time than we had originally estimated, to test and evaluate our pressure cycling technology related products. This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling, and general and administrative expenses, and we have not generated any significant related revenue for these products, and we may never generate the anticipated revenue if a customer cancels or changes its plans. Factors associated with this lengthy sales cycle include the initial selling price of the PCT Barocycler™ NEP 2017 and the limited, though expanding, amount of research data presently available demonstrating its capabilities and potential. We have made additional refinements in our pressure cycling technology instrumentation, including the development of a less expensive and smaller, bench top version of the Barocycler™ NEP 3229 which was released for commercial sale in March 2005; however, there can be no assurance that this bench top model will be successful or that we will generate any significant revenue from sales of these products.

        If we are unable to protect our patents and other proprietary technology relating to our pressure cycling technology products, our business will be harmed.

        Our ability to further develop and successfully commercialize our products will depend, in part, on our ability to enforce our patents, preserve trade secrets and operate without infringing on the proprietary rights of third parties. We currently have thirteen United States patents issued and several pending patent applications for our pressure cycling technology. Several of these have been followed up with foreign applications, for which three patents have been issued in Europe and one patent has been issued in Australia. We expect to file additional foreign applications in the future relating to our pressure cycling technology. The patents which have been issued expire between 2015 and 2021.

        There can be no assurance that:

  •
  any patent applications filed by us will result in issued patents;

  •
  patent protection will be secured for any particular technology;

  •
  any patents that have been or may be issued to us will be valid or enforceable;

  •
  any patents will provide meaningful protection to us;

  •
  others will not be able to design around our patents; or

  •
  that our patents will provide a competitive advantage or have commercial application.

        The failure to obtain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any product.

        There can be no assurance that patents owned by us will not be challenged by others. We could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries, in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by the patents.

        We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with our employees, consultants, advisors, and contractors. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, consultants, advisors or contractors develop inventions or processes independently that may be applicable to our products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection, for any reason, could have a material adverse effect on us.

        If we infringe on the intellectual property rights of others, our business will be harmed.

        There can be no assurance that the manufacture, use or sale of our pressure cycling technology products will not infringe patent rights of others. We may be unable to avoid infringement of the patent or other intellectual property rights of others and may be required to seek a license, defend an infringement action or challenge the validity of the patents or other intellectual property rights in court. There can be no assurance that a license will be available to us on terms and conditions acceptable to us, if at all, or that we will prevail in any patent or other intellectual property rights litigation. Patent or other intellectual property litigation is costly and time-consuming, and there can be no assurance that we will have sufficient resources to bring any possible litigation related to such infringement to a successful conclusion. If we do not obtain a license under such patents or other intellectual property rights, or are found liable for infringement, or are not able to have such patents declared invalid, we may be liable for significant monetary damages, may encounter significant delays in successfully commercializing and developing our pressure cycling technology products or may be precluded from participating in the manufacture, use or sale of our pressure cycling technology products or services requiring such licenses.

        We may be unable to adequately respond to rapid changes in technology.

        The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing pressure cycling technology products and related services obsolete and unmarketable if we are unable to adapt to change. We may be unable to allocate the funds necessary to improve our current products or introduce new products to address our customers' needs and respond to technological change. In the event that other companies develop more technologically advanced products, our competitive position relative to such companies would be harmed.

        We may not be able to compete successfully.

        A number of companies have developed, or are expected to develop, products that compete or will compete with our products. We will compete with companies that have existing technologies for the extraction of nucleic acids and proteins from "hard-to-lyse" cells and tissues, including methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution. We will also compete with a number of companies that offer competitive sample extraction and purification technologies to the life sciences industry. We are aware that there are additional companies pursuing new technologies with similar goals to the products developed or being developed by us. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities, more experience in genomics and proteomics sample preparation, protein purification, pathogen inactivation, immunodiagnostics, and DNA sequencing and significantly greater technical, personnel and financial resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. To compete, we must be able to demonstrate to potential customers that our products provide improved performance and capabilities. Our failure to compete successfully could harm our business and prospects.

        We currently have very few employees and our future success is dependent on the continued services of Richard T. Schumacher, our President and Chief Executive Officer.

        We currently have six employees. Mr. Richard T. Schumacher, our founder, President and Chief Executive Officer, is involved in virtually all aspects of our business. Three of our other employees are involved in research and development, and one is involved in sales and marketing, and one is our Chief Financial Officer. Although we believe that we currently do not need a large staff of employees at this time, we do believe we need additional sales personnel. Depending upon the availability of funds, we expect to hire additional sales personnel in 2005. If we do not have adequate funds, we will be unable to hire any additional personnel. Because of our limited staff and the knowledge and background necessary to successfully develop, market, and sell our pressure cycling technology products and services, we believe that our future success is dependent upon the continued services of Mr. Schumacher and our ability to engage and retain additional qualified sales and financial personnel. If we are unable to retain Mr. Schumacher or if we are unable to engage and retain additional qualified sales and financial personnel, we may be unable to implement our business plan, maintain our current products and service initiatives and successfully deliver new products and services in the future, and we may have difficulty staying in business.

        We rely on third parties for our manufacturing, engineering and other related services.

        Source Scientific, LLC, an instrumentation company in which we own a 30% interest, has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. Under our agreement with Source Scientific, LLC, we have agreed to pay Source Scientific, LLC not less than an average of $25,000 per month for design, development and manufacturing services for our pressure cycling technology products through September 30, 2005. These services are integral to the success of our business. Since we expect that Source Scientific, LLC will manufacture our products, our success will depend, in part, on the ability of Source Scientific, LLC to manufacture our products cost effectively, in sufficient quantities to meet our customer demand when and if such demand occurs, and meeting our quality requirements. If Source Scientific, LLC experiences manufacturing problems or delays, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace Source Scientific, LLC, there will be a disruption in our business and we could incur additional costs and delays that would have an adverse affect on our business.

        In connection with the sale of our BBI Core Businesses, we continue to be exposed to contingent liabilities up to an amount equal to the purchase price for the BBI Core Businesses, which could prevent us from pursuing our remaining business operations in the event an indemnification claim is brought against us.

        In connection with the sale of our BBI Core Businesses to SeraCare, pursuant to the Asset Purchase Agreement, we agreed to indemnify SeraCare for any losses from breaches of most of our representations, warranties or covenants that occur prior to June 14, 2006. Our indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time. More specifically, our indemnification obligation for a breach of representations and warranties relating to compliance with environmental laws extend until September 14, 2009, representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement and brokers fees, extend indefinitely. Our indemnification obligations are limited by an overall cap equal to the $30 million purchase price. Currently, approximately $1.1 million is being held in escrow to secure our indemnification obligations to SeraCare through March 2006. On March 22, 2005, we received a claim for indemnification from SeraCare relating to testing and other services performed by us for the University of Pittsburgh prior to the sale of the BBI Core Businesses to SeraCare. The claim for indemnification is for an unspecified amount relating to the cost of retesting certain of the samples previously tested by us. This claim for indemnification, as well as the possibility of additional notices or claims for indemnification from SeraCare could reduce or eliminate altogether the amount we ultimately receive from the escrow. If we are required to pay an additional amount in excess of the escrow amount, we will have less cash available to fund our operations, our business may be harmed and, if we are subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue our business as planned unless we are able to obtain equity or debt financing.

        We may not be able to fully collect the $900,000 in aggregate principal amount of promissory notes, which we received in connection with the sale of 70% of the ownership interests in Source Scientific, LLC.

        In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. We received secured promissory notes in the aggregate principal amount of $900,000, which, together with accrued interest, are due on or before May 31, 2007. The aggregate principal amount of the notes may be reduced to $720,000 if the notes are paid in full by May 31, 2005 or $810,000 if the notes are paid in full by May 31, 2006. The notes are secured by pledges of the purchasers' ownership interests in the newly formed limited liability company. Source Scientific, LLC may not be able to generate sufficient cash flow to enable the makers of the notes to pay the principal and interest on such notes. If we are unable to collect the principal and interest on the notes, we will have less cash available to run our pressure cycling technology business.

        We may not be able to fully collect the principal and interest due on a $1,000,000 loan receivable from our President and Chief Executive Officer, which could harm our business and financial condition.

        We have a $1,000,000 loan receivable together with associated accrued interest of $134,262 from our President and Chief Executive Officer, Richard T. Schumacher. We previously maintained a junior security interest in collateral pledged by Mr. Schumacher to a financial institution. The collateral includes all of Mr. Schumacher's shares of our common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution, we became the holder of a first priority security interest in all of Mr. Schumacher's common stock of Pressure BioSciences to secure the repayment of our $1.0 million loan receivable together with associated accrued interest from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, we may have to write down or write off the loan receivable or associated accrued interest. Therefore, we cannot be certain that we will collect the full amount of the loan receivable or associated accrued interest. Our failure to collect all or a portion of this loan receivable and accrued interest could harm our business and financial condition.

        The market price for our common stock may fluctuate due to low trading volume, and it may be difficult for you to sell your stock at the prices and times you desire.

        Historically, the trading volume of our common stock on the Nasdaq National Market has been low compared with other Nasdaq listed companies. Our common stock commenced trading on the Nasdaq SmallCap Market on March 30, 2005 following the transfer of our common stock from the Nasdaq National Market. Due to the low trading volume of our common stock, the market price of our common stock may fluctuate significantly. Attempts to purchase or sell relatively small amounts of our common stock could cause the market price of our common stock to fluctuate. Low trading volume levels, which have continued following the completion of the tender offer on February 11, 2005, due to the fact that a significant number of our outstanding shares are owned by Mr. Schumacher, who is subject to trading restrictions imposed on affiliates under Rule 144 promulgated under the Securities Act, may also affect our remaining stockholders' ability to sell shares of our common stock quickly at the current market price. In addition, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock.

        Mr. Richard T. Schumacher controls a significant percentage of voting power and may exercise his voting power in a manner adverse to other stockholders' interests.

        Our President and Chief Executive Officer, Mr. Richard T. Schumacher has voting control over approximately 25% of the outstanding shares of our common stock as of February 28, 2005. Because of his significant ownership percentage, Mr. Schumacher effectively controls stockholder votes for the election of directors, increasing the authorized capital stock, and authorizing mergers and sales of assets. Given Mr. Schumacher's potential ability to influence and control stockholder actions, it is possible that he may act in a manner that is adverse to your personal interests.

        Provisions in our charter and by-laws and our stockholders rights plan may discourage or frustrate stockholders' attempts to remove or replace our current management.

        In addition to the fact that Mr. Schumacher may be in a position to control stockholder votes on the election of directors and the approval of significant transactions, our Amended and Restated Articles of Organization, as amended, and Amended and Restated Bylaws, as amended, contain provisions that may make more difficult or discourage changes in our management that our stockholders may consider to be favorable. These provisions include:

  •
  a classified board of directors;

  •
  advance notice for stockholder nominations to the board of directors;

  •
  limitations on the ability of stockholders to remove directors; and

  •
  a provision that allows a majority of the directors to fill vacancies on the board of directors.

        On February 27, 2003, our board of directors entered into a shareholders rights agreement. This agreement may also have the effect of discouraging or preventing a change in control.

        These provisions could prevent or frustrate attempts to make changes in our management that our stockholders consider to be beneficial and could limit the price that our stockholders might receive in the future for shares of our common stock.

ITEM 7. FINANCIAL STATEMENTS

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
AS OF THE YEAR ENDED DECEMBER 31, 2004

December, 31 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,201,790
Restricted cash	29,816
Accounts receivable, less allowances of $205,000	213,532
Inventories	157,817
Marketable securities	3,553
Deferred costs	131,078
Prepaid expenses and other current assets	29,950

Total current assets	21,767,536

Property and equipment, net	19,793

OTHER ASSETS:
Intangible assets, net	474,188
Assets transferred under contractual arrangements	1,319,997
Escrow deposit related to sale of assets to Seracare	1,096,756
Investment in Panacos (cost basis)	9,178

Total other assets	2,900,119

TOTAL ASSETS	$24,687,448

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,272
Accrued employee compensation	86,525
Accrued legal/audit	91,960
Accrued SeraCare deposits/rent	46,259
Other accrued expenses	213,078
Taxes payable (income, sales & use)	175,011
Liabilities from discontinued operations	108,049

Total current liabilities	762,154

LONG TERM LIABILITIES
Liabilities from discontinued operations	34,000
Liabilities transferred under contractual arrangements	499,148

Total Long Term Liabilities	533,148

Total Liabilities	1,295,302
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 6,872,915 issued and outstanding	68,729
Additional paid-in capital	22,286,395
Loan receivable and accrued interest from Director/CEO	(1,134,262)
Retained Earnings	2,171,284

Total stockholders' equity	23,392,146

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$24,687,448

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUE:
Grant revenues	$393,306	$568,605
PCT products, services, other	19,310	102,396

Total revenue	412,616	671,001

COSTS AND EXPENSES:
Cost of products	183,579	65,781
Cost of services	388,744	528,597
Research and development	419,936	621,825
Selling and marketing	194,612	411,504
General and administrative	1,617,976	1,484,208

Total operating costs and expenses	2,804,847	3,111,915

Operating loss from continuing operations	(2,392,231)	(2,440,914)
Other operating credits and (charges) net,	(442,611)	(910,546)
Net interest income/(expense)	151,576	(34,545)

Loss from continuing operations before income taxes	(2,683,266)	(3,386,005)
Income tax benefit (provision)	941,350	281,831

Loss from continuing operations	(1,741,916)	(3,104,174)

Discontinued operations:
Income (loss) from discontinued operations (net of income tax benefit of $58,467 in 2004 and a provision of $285,261 in 2003)	(113,196)	1,814,952
Gain on sale of net assets related to discontinued operations (net of income taxes of $4,354,809 in 2004)	$14,567,697	$—

Net income from discontinued operations	14,454,501	1,814,952

Net income (loss)	$12,712,585	$(1,289,222)

Loss per share from continuing operations basic & diluted	$(0.25)	$(0.46)
Income per share from discontinued operations, basic & diluted	$2.11	$0.27
Net income (loss) per share, basic & diluted	$1.86	$(0.19)
Weighted average number of shares used to calculate per share income (loss)	6,850,380	6,810,660

The accompanying notes are an integral part of these consolidated financial statements.

'>

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC., AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock
	Shares	$.01 Par Value	Additional Paid-In Capital	Loan Receivable from CEO/ Director	Reatined Earnings/ (Accumulated Deficit)	Total Stockholders' Equity
BALANCE, December 31, 2002	6,786,335	$67,863	$21,811,262	$—	$(9,252,079)	$12,627,046
Common stock issued in connection with employee stock purchase plan	12,102	121	24,176	—	—	24,297
Issuance of Common Stock	29,155	292	(292)	—	—	—
Tax benefit of stock options exercised from prior years	—	—	53,088	—	—	53,088
Loan/interest receivable from Director/CEO	—	—	—	(1,000,000)	—	(1,000,000)
Net Loss	—	—	—	—	(1,289,222)	(1,289,222)

BALANCE, December 31, 2003	6,827,592	$68,276	$21,888,234	$(1,000,000)	$(10,541,301)	$10,415,209
Common stock issued in connection with employee stock purchase plan	7,073	71	15,942	—	—	16,013
Stock options and other warrants exercised	38,250	382	100,482	—	—	100,864
Stock options extended for employees			281,737	—	—	281,737
Interest receivable from Director/CEO	—	—	—	(134,262)	—	(134,262)
Net income	—	—	—	—	12,712,585	12,712,585

BALANCE, December 31, 2004	6,872,915	$68,729	$22,286,395	$(1,134,262)	$2,171,284	$23,392,146

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	12,712,585	(1,289,222)
Less income from discontinued operations	14,454,501	1,814,952

Loss from continuing operations	(1,741,916)	(3,104,174)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	146,266	140,293
Provision for doubtful accounts	205,085	250
Interest accrued from loan outstanding from Director/CEO	(134,262)	—
Changes in operating assets and liabilities:
Accounts receivable	(391,064)	14,742
Inventories	140,534	111,690
Marketable securities	518	(4,071)
Prepaid expenses and other current assets	(55,980)	(19,521)
Assets and liabilities transferred under contractural obligations, (net)	37,254	171,240
Deferred tax liability	(100,366)	(142,960)
Accounts payable	(192,091)	85,544
Accrued employee compensation	(72,069)	(22,293)
Other accrued expenses	146,263	(40,147)
Income tax payable	175,011	—
Deferred rent and other liabilities	—	(7,600)

Net cash (used in) operating activities	(1,836,817)	(2,817,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	116,877	77,384
Proceeds from prepaid common stock subscription, net of issuance costs	—	(39,719)
Pledge of restricted cash as security for loan from bank to Director/CEO	—	1,000,000
Conversion of pledge of restricted cash as security fot loan from Director/CEO (Note 13)	—	(1,000,000)
Restricted cash payable to Seracare	(29,816)	—
Escrow deposit related to sale of assets to SeraCare	(1,057,038)	—
Repayments of line of credit	—	(26,627)

Net cash (used in) provided by financing activities	(969,977)	11,038

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS:	(2,806,794)	(2,805,969)
Change in cash and cash equivalents provided by discontinued operations	23,041,398	2,797,506
Cash and cash equivalents, beginning of year	967,186	975,649

Cash and cash equivalents, end of year	$21,201,790	$967,186

SUPPLEMENTAL INFORMATION:
Income taxes paid	$3,180,000	$3,430
Interest paid	102,817	251,396

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC., AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004

(1) Business Overview

        Pressure BioSciences, Inc., a Massachusetts corporation formerly known as Boston Biomedica, Inc. (the "Company" or "PBI"), is engaged in research, development and commercialization of products utilizing its patented pressure cycling technology ("PCT"), a novel platform technology for the control of bio-molecular interactions. The Company's pressure cycling technology uses an instrument that is capable of cycling pressure between low and high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids and proteins from plant and animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods.

        The Company has experienced negative cash flows from operations with respect to its pressure cycling technology business since its inception in 1997. Until September 2004, the Company funded its pressure cycling technology activities primarily from revenue generated from the Company's Diagnostics and BBI Biotech businesses (referred to in this report as the "BBI Core Businesses"), which the Company sold to SeraCare Life Sciences, Inc. ("SeraCare") in September 2004. As of February 18, 2005, the Company had available cash of approximately $5.1 million. The Company believes that this amount will be sufficient to fund its pressure cycling technology operations through March 2006 at which time any remaining escrow funds from sale of assets to SeraCare are expected to be released.

        By selling the Company's BBI Core Businesses to SeraCare in September 2004, the Company sold its business units that generated its most significant sources of revenue and profits. The Company is now primarily an early-stage company focused on the further development and commercialization of pressure cycling technology products and services. Early-stage companies typically encounter problems, delays, expenses and complications, many of which may be beyond the company's control or may harm its business or prospects. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production, marketing and sale of its products, availability of adequate financing and competition. This increases our business risk because the Company is less diversified than before the sale of the BBI Core Businesses to SeraCare and because the Company's remaining business is speculative. There can be no assurance that the Company will successfully complete the transition from an early-stage company to the successful commercialization of its pressure cycling technology products and services.

(2) Summary of Significant Accounting Policies

(i) Principles of Consolidation

        The consolidated financial statements include the accounts of Pressure BioSciences Inc. (formerly Boston Biomedica Inc.), and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc. (formerly known as BBI Biotech Research Laboratories, Inc. and referred to herein as "PBI Biotech" or "BBI Biotech")), PBI Source Scientific, Inc. (formerly known as BBI Source Scientific, Inc. and referred to herein as "PBI Source" or "BBI Source"), and PBI BioSeq, Inc. (formerly known as BBI BioSeq, Inc. and referred to herein as "PBI BioSeq" or "BBI BioSeq")).

        Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended on July 20, 2004 (the "Asset Purchase Agreement") between the Company, PBI Biotech and SeraCare Life Sciences, Inc. ("SeraCare"), the Company completed the sale of substantially all of the assets and certain liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare (the "Asset Sale"). In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004. The accompanying consolidated financial statements have been reclassified to report the results of operations for the BBI Diagnostics and BBI Biotech divisions (also referred to as "business units") as discontinued operations.

        In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of PBI Source Scientific's ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source Scientific owns the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the "Notes") payable at the end of three years bearing 8% interest. To date, interest of approximately $42,000 has not been received and has not been accrued. The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff. As part of the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for PBI's Pressure Cycling Technology (PCT) products until September 30, 2005. The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase PBI's 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over PBI's initial ownership value, provided that they have first paid off the Notes in their entirety. Although the Company expects the Notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the Notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC. Despite the Company's intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC and the Company had guaranteed certain facility lease payments until January 31, 2005. Because of these factors, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company's audited consolidated balance sheet as of December 31, 2004 under the captions "Assets transferred under contractual arrangements" and "Liabilities transferred under contractual arrangements" and has recorded a charge to income under the caption "Other operating credits and charges, net" in the Company's audited consolidated statement of operations for the years ended December 31, 2004 and 2003 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles ("GAAP")).

        As a result of the above transactions, the audited consolidated financial statements included herein, and the accompanying notes to such consolidated financial statements, report the results of the Company's remaining operations, which consist of all pressure cycling technology ("PCT") related activities, including the PCT related activities of PBI Source and PBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company's remaining corporate functions, including costs associated with being a public company. As described above, operating results of PBI Source, excluding any PCT related activities, together with Source Scientific, LLC, are reported as "Other operating credits and charges, net". The operating results of the Company's BBI Diagnostics and BBI Biotech divisions, together with the results of the discontinued operations of the Company's clinical laboratory testing services segment (sold in February 2001), are reported as "Discontinued Operations". Certain amounts included in the prior period's financial statements have been reclassified to conform to the current period's presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

(ii) Use of Estimates

        To prepare the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In addition, significant estimates were made in determining the gain on the disposition of the Company's discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in estimates regarding the collectability of accounts receivable, realizability of a loan receivable and interest receivable from the Company's President and Chief Executive Officer, deferred tax assets, and the net realizable value of the Company's inventories, as well as an estimate for remaining liabilities associated with discontinued operations. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

(iii) Revenue Recognition

        The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 103, Update of Codification of Staff Accounting Bulletins ("SAB 103") as updated by Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recognized upon shipment of the products. The PCT product has received significant amounts of grant revenue associated with the development and commercialization of the technology.

        The Company's revenues have been concentrated in the area of governmental grant activity. During the fiscal years 2004 and 2003, the combined revenues from all branches of the National

Institutes of Health, a United States Government agency, accounted for 95% and 85% respectively, of total consolidated revenues from continuing operations of the Company. Additional future revenues originating from various branches of the National Institutes of Health is subject to possible future changes in government funding levels.

(iv) Cash/Restricted Cash/Cash equivalents

        The Company's policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

        The Company's restricted cash consisted of payments from customers of its former business units who inadvertently remit payments to the Company in error. The cash is deposited in the Company's lockbox system and analyzed, and isolated to be remitted to SeraCare in a timely fashion. The balances reflected are those indicative of timing of transfers to SeraCare. At the time the cash is classified as restricted, a corresponding liability is established to have no effect on net assets of the Company.

(v) Research and Development Costs

        Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs, are expensed as incurred.

(vi) Inventories

        Inventories are valued at the lower of cost or market. The composition of inventory is as follows:

Raw materials	$122,253
Work-in-process	31,764
Finished goods	3,800

Total	$157,817

        Certain factors may impact the realizable value of the Company's inventory including, but not limited to: technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to the Company's cost structure. In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability. If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required. The Company treats lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory. Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Inventory Reserve	Balance at Beginning of Period	Additions	Recoveries	Deductions	Balance at End of Period
2004	$26,622	$117,806	$—	$—	$144,427
2003	$26,622	$—	$—	$—	$26,622

        In 2004, the Company increased reserves approximately $103,000 to adjust the inventory for the Barocycler ™ NEP2017 "floor" model units and related component inventory to a net realizable value.

(vii) Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives ranging from five to ten years for certain manufacturing and laboratory equipment, from three to five years for management information systems and office equipment. Upon retirement or sale, the cost and related accumulated depreciation of the asset are removed from the accounting records. Any resulting gain or loss is credited or charged to income. Depreciation on PCT demonstration units is allocated over the expected useful life of two years. The Company's continuing operations are not capital intensive and as a result, repair and maintenance expenses are immaterial in nature and are expensed in the period incurred.

(viii) Intangible Assets and Goodwill

        The Company has classified as intangible assets, costs associated with the fair value of certain assets of the businesses acquired. Intangible assets including patents are being amortized on a straight-line basis over sixteen years. As of December 31, 2004, the remaining net book value of goodwill was reclassified to assets transferred under contractual arrangements. The Company annually reviews its intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets as of December 31, 2004, concluded that no impairment of intangible assets had occurred.

(ix) Long-Lived Assets and Deferred Costs

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While the Company's current and historical operating losses and cash flow are indicators of impairment, the Company completed an annual test for impairment at December 31, 2004 and determined that such long-lived assets was not impaired.

        Deferred costs include on the balance sheet reflect external legal costs associated with the Company's efforts in its repurchase of shares through its tender offer. These costs will be included in the cost of purchasing the shares and charged to additional paid in capital upon completion of the repurchase program.

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

(xi) Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company's total cash and cash equivalents at December 31, 2004 are deposited in financial institutions in which deposits are insured under the Federal Deposit Insurance Corporation (up to the level required by law of $100,000 per depositor); in addition, one financial institution provides additional insurance for funds on deposit via the Depositors Insurance Fund, the latter being a private, industry-sponsored deposit insurance company. The Company limits credit risk in cash equivalents by investing only in short-term, money market accounts.

(xii) Computation of Earnings (Loss) per Share

        Basic earnings/(loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are antidilutive are excluded from the calculation.

        Potentially dilutive securities having a net effect of 91,363 and 6,692 common shares were not included in the computation of diluted loss per share because to do so would have been antidilutive for income from continuing operations for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, options outstanding having exercise prices greater than the average fair market price of common shares totaled 104,100 and 902,125, respectively.

(xiii) Segment Reporting

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

        Pursuant to the Company's sale of its core businesses and its laboratory instrumentation business unit, the single remaining segment is the pressure cycling technology (PCT) family of products and services.

(xiv) Recent Accounting Standards

        In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosure.

        In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs—an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not currently expected to have a material impact on our financial position or results of operations as all manufacturing requirements are currently outsourced.

(xiv) Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, the intrinsic value method is used to account for stock options granted to employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company's stock-based compensation plans are described more fully in Note 11.

        As the Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, no compensation cost has been recognized under SFAS 123 for the Company's employee stock option plans because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. SFAS 123 was amended by SFAS 148 "Accounting for Stock-Based Compensation—Transition and Disclosure", which requires companies to disclose in interim financial statements the pro forma effect on net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

	2004	2003
Net income (loss)—as reported	$12,712,585	$(1,289,222)
Add back: Stock-based compensation in net income (loss), as reported	281,737	—
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(524,989)	(496,040)

Net/Income (Loss)—pro forma	$12,469,333	$(1,785,262)

Basic and Diluted net income (loss) per share— as reported	$1.86	$(0.19)
Basic and Diluted net income (loss) per share— pro forma	$1.82	$(0.26)

        The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003.

	2004	2003
Risk-free interest rate	3.4%	2.96%
Volatility factor	40.28%	78.42%
Weighted average expected life	5.72	5.72
Expected dividend yield	—	—

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

(3) Discontinued Operations

  a)
  BBI Diagnostics and BBI Biotech Business Units

        On September 14, 2004, the Company completed the sale of substantially all of the assets and certain liabilities of its BBI Diagnostics and BBI Biotech business units, previously classified as assets and liabilities held for sale as of June 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The results of operations relating to assets and selected liabilities sold to SeraCare are reported as discontinued operations in the accompanying financial statements. The purchase price is subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date is greater or less than $8.5 million.

        The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Diagnostics and BBI Biotech business units (such business units are collectively referred to herein as the "BBI Core Businesses"). The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. The Company retained all of its assets not relating to the BBI Core Businesses, including: all assets relating to the Company's pressure cycling technology activities; intercompany receivables and payables; a $1.0 million loan receivable plus accrued interest from Richard T. Schumacher, the Company's Chief Executive Officer and a director; its passive stock ownership interest in Panacos Pharmaceuticals, Inc.; its 30% ownership interest in Source Scientific, LLC, a newly formed limited liability company which recently purchased substantially all of the assets of BBI's Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of its cash and cash equivalents. A summary of the transaction is as follows:

Cash consideration(1)	$30,000,000
Post closing adjustment(2)	(1,412,193)
Transaction & related expenses	(1,561,339)
Estimated taxes	(4,354,809)
Net assets disposed	(8,103,962)

Gain on disposition	$14,567,697

(1)
Includes initial escrow amounts of $2,500,000 established prior to post-closing adjustments.

(2)
Reflects $412,192 accounts receivable returned to the Company and $1,000,000 settlement related to ending balance sheet items affecting inventory valuation.

(b) Clinical Laboratory Testing Services Segment

        In February 2001, the Company sold the business and certain assets and liabilities of its clinical laboratory business, PBI Clinical Laboratories, Inc. ("BBICL"), a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000. The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date. The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.

        On March 4, 2004, the Company entered into a lease termination agreement with the landlord relative to the facility previously occupied by BBICL. The agreement provides for a series of reduced payments over a nine month period ending in November 2004 in return for the Company vacating the facility on or before May 31, 2004; the Company vacated the facility in the second quarter of 2004. Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this lease termination agreement and reduction of the related remaining liability. The Company's estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $90,000 as of December 31, 2004. The major component of this accrual is for long term record retention of medical and related records. In prior years, the Company recorded an after-tax gain of $4,334,000 in 2001, and an additional $225,000 in 2002. These gains may be subject to future adjustments as the Company completes the process of exiting this business. The Company utilized in 2001 certain prior period net operating loss carry-forwards, previously reserved for by the Company, to partially offset the income tax effect of this gain.

        A summary of the change in total short term and long term net liabilities from discontinued operations is as follows, including incentive retention bonuses related to sale of assets on September 14, 2004:

Total short term and long term net liabilities from discontinued operations, 12/31/03:	$407,871
Facility Lease and associated costs	(301,871)
Other expenses, net	(16,000)
Retention bonuses	52,049

Total short term and long term net liabilities from discontinued operations, 12/31/04	$142,049

Summary of Net Income (Loss) from Discontinued Operations

	For the year ended 12/30/04	For the year ended 12/30/03
BBI Diagnostics and BBI Biotech divisions	$(248,196)	$1,814,952
BBI Clinical Labs testing services divisions	$135,000	$0
Gain on Sale of Assets, net of taxes	$14,567,697	$0

Total income from Discontinued Operations net of taxes	$14,454,501	$1,814,952

(4) Assets and Liabilities Transferred Under Contractual Arrangements

        In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the "Source Scientific Agreement"). As a result of the sale of 70% of PBI Source Scientific's ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source Scientific owns the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the "Notes") payable at the end of three years bearing 8% interest. The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff. As part of the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for PBI's Pressure Cycling Technology (PCT) products until September 30, 2005. The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase PBI's 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over PBI's initial ownership value, provided that they have first paid off the Notes in their entirety. Although the Company expects the Notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the Notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC. Despite the Company's intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific,

LLC and the Company is guaranteeing certain facility lease payments until January 31, 2005. Because of these factors, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company's audited consolidated balance sheet as of December 31, 2004 under the captions "Assets transferred under contractual arrangements" and "Liabilities transferred under contractual arrangements" and has recorded a charge of $442,611 to income under the caption "Other operating credits and charges, net" in the Company's audited consolidated statement of operations for the years ended December 31, 2004 and 2003 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

        As of December 31, 2004 assets and liabilities transferred under contractual arrangement consist of the following:

Cash	$115,855
Accounts receivable, net	397,415
Inventory	425,613
Prepaid assets	86,291
Fixed assets, net	56,456
Goodwill	227,084
All other assets	11,283

Total assets transferred under contractural arrangement	$1,319,997
Accounts payable	(190,855)
Accrued expenses and compensation	(193,639)
Deferred revenue	(53,971)
Equity contributions	(57,860)
Long Term Debt—Mortgage	(2,823)

Total liabilities transferred under contractural arrangement	$(499,148)

Net assets and liabilities transferred under contractural obligations	$820,849

(5) Property and Equipment

        Property and equipment at December 31, 2004 consisted of the following:

2004
Laboratory and manufacturing equipment	$130,493
Office equipment	17,448
PCT demonstration equipment	210,536

358,477
Less accumulated depreciation	338,684

Net book value	$19,793

        Depreciation expense for the years ended December 31, 2004 and 2003 was $97,631 and $91,658, respectively.

(6) Intangible Assets

        Intangible assets consist of acquired PCT patents. Intangible assets at December 31, 2004 consisted of the following:

2004
PCT Patents	$778,156
Less accumulated amortization	(303,968)

Net book value	474,188

        Amortization expense for each of the years ended December 31, 2004 and 2003 was $48,635.

        Intangible assets as of December 31, 2004 reflect patents and related capitalized costs associated with the Company's PCT business. Acquired PCT patents are being amortized to expense on a straight line basis at the rate of $48,635 per year over their estimated remaining useful life. The estimated annual future amortization expense of other intangible assets excluding goodwill is as follows:

2005	$48,635
2006	$48,635
2007	$48,635
2008	$48,635
2009	$48,635
2010 and thereafter	$231,013

(7) Debt

        On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender. On September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to repay all outstanding indebtedness under the revolving line of credit, including an early termination fee of $106,000. Upon payment of the outstanding indebtedness together with the early termination fee, the revolving line of credit agreement was terminated. In connection with the termination of the line of credit, the Company expensed deferred costs associated with the line of credit in the aggregate amount of approximately $145,000. The expenses were included in the gain on sale and were reported in discontinued operations results.

        On April 5, 2000, the Company borrowed $2,447,000, net of related costs, under a mortgage agreement on its West Bridgewater, MA facility, of which approximately $2,220,000 was outstanding as of September 14, 2004. In connection with the Asset Sale, SeraCare assumed the mortgage and all related payments thereunder. As a result, the Company has no remaining payments due under the mortgage or debt obligations.

(8) Retirement Plan

        In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. As of December 31, 2001, no such contributions had been made, however, commencing in 2002, the Company formally adopted and implemented a limited matching contribution program. During 2004 and 2003, the Company recognized administrative expense of approximately $23,000 and $21,000, in connection with the plan.

(9) Income Taxes

        The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2004	2003
Current (benefit) provision: federal	$(942,606)	$(285,261)
Current provision: state	1,256	3,430

Total current provision	(941,350)	(281,831)
Deferred provision: federal	—	—
Deferred provision: state	—	—

Total deferred provision	—	—

Total benefit for income taxes from continuing operations	$(941,350)	$(281,831)

        Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

2004
Current deferred taxes:
Inventory	$141,558
Accounts receivable allowance	83,558
Technology licensed	186,718
Other accruals	158,671
Less: valuation allowance	(570,506)

Total current deferred tax assets	—
Long term deferred taxes:
Accelerated tax depreciation	(9,991)
Goodwill and intangibles	346,049
Tax credits	78,000
Operating loss carryforwards	906,424
Less: valuation allowance	(1,320,481)

Total long term deferred tax assets (liabilities), net	—

Total net deferred tax assets	$—

        A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2003 and 2004 for the full amount of the deferred tax asset due to the uncertainty of realization. Although the Company realized taxable income generated from the sale of assets to SeraCare Life Sciences in September 2004, management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not, that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2004.

        The valuation allowance as of January 1, 2004 was $4,475,725. The net change in the valuation allowance during the year ended December 31, 2004 was a decrease of $2,584,738. The Company had net operating loss carry-forwards for federal income tax purposes of approximately $760,000 and $5,400,000 at December 31, 2004 and 2003, respectively. These net operating loss carry-forwards expire at various dates from 2011 through 2023. Included in these numbers are loss carry-forwards of approximately $760,000 and $1,350,000 respectively that were obtained through the acquisition of BioSeq, Inc. These carry-forwards expire from 2011 through 2018. The Company had net operating loss carry-forwards for state income tax purposes of approximately $10,940,000 and $11,700,000 at December 31, 2004 and 2003, respectively. These net operating loss carry-forwards expire at various dates from 2005 through 2023. These carry-forwards expire from 2011 through 2018. As of December 31, 2004, the Company had approximately $78,000 of alternative minimum tax credits.

        The Company's effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2004	2003
Federal tax (benefit) provision rate	(34%)	(34%)
State tax (benefit) provision, net of federal benefit	0%	0%
Non-cash deductions and other permanent items, net	0%	0%
Valuation allowance	(1%)	26%

Effective income tax (benefit) provision rate from continuing operations	(35%)	(8%)

        The Company's federal income tax returns for fiscal years 1997 and 1998 were examined by the Internal Revenue Service. The Company agreed to a settlement of the audit covering these years. The final computation of the assessment due, including the effect on the associated state income tax returns for those years, did not have an adverse effect on the accompanying consolidated financial statements as the Company utilized certain net operating loss carryforwards and carrybacks to offset the federal income tax assessment.

(10) Commitments and Contingencies

  Leases

        As a result of the sale of the Company's former BBI Diagnostics and BBI Biotech business units, the Company has no operating lease obligations as related to on-going operations as of December 31, 2004. The Company currently rents its laboratory requirements and corporate offices on a month to month basis.

  Royalty Commitments

        The Company acquired in 1998 all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002. The Company's minimum royalty payment requirements ceased in the fourth quarter of 2003 in accordance with contractual provisions. Current royalty payments have averaged approximately $200 per quarter during 2004.

  Purchase Commitments

        In June 2004, in connection with the sale of substantially all of the assets as well as selected liabilities of PBI Source Scientific, Inc. (the Company's laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by Boston Biomedica, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for the Company's pressure cycling technology products until September 30, 2005. Reimbursement to Source Scientific, LLC by the Company is expected to be at the rate of $25,000 per month; however, payment by the Company to Source Scientific, LLC is contingent upon actual services being rendered to the Company by Source Scientific, LLC. (See Note 4)

  Indemnifications

        In conjunction with the sale of the former BBI Diagnostics and BBI Biotech business units, the Company has agreed to indemnify the other parties with respect to certain liabilities related to the operation of the business. The scope and duration of such indemnity obligations vary from transaction to transaction. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications. The Company believes the estimated fair value of these agreements is minimal.

        In connection with the sale of substantially all of the assets of the Company's BBI Diagnostics and BBI Biotech business units to SeraCare, pursuant to the Asset Purchase Agreement, the Company agreed to indemnify SeraCare for any losses from breaches of most of the Company's representations, warranties or covenants that occur prior to June 14, 2006. The Company's indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time. The Company's indemnification obligations are limited by an overall cap equal to adjusted purchase price. The payment of any such indemnification obligations could adversely impact the Company's cash resources following the completion of the sale to SeraCare and the Company's ability to pursue the development of its pressure cycling technology business. In addition, a large indemnification claim against the Company could have a material adverse effect upon the Company

        The Company currently has remaining approximately $1,100,000 held in escrow to secure potential indemnification claims in connection with its sale to SeraCare pursuant to the Asset Purchase Agreement.

  Other Contingencies

        Various claims have been or may be asserted against the Company in the ordinary course of business. In certain instances, the amounts claimed or alleged may be significant. While it is possible that the Company's results of operations and/or liquidity could be materially affected by these contingent liabilities, based upon information currently available, management believes that resolution of any of the following outstanding claims will not have a material adverse impact on the financial position of the Company.

  Environmental Matters

        In 1997, Pressure BioSciences, Inc. acquired the assets and selected liabilities of Source Scientific, Inc. Environmental issues related to Source Scientific were not acquired. In 2003, the EPA named Source Scientific as a Potentially Responsible Party at the Omega Superfund Site. In December 2004, the EPA concluded that the volume allocated to Source Scientific was below the diminimus levels, and indicated that they would not pursue Pressure BioSciences further in this matter.

(11) Stockholders' Equity

Preferred Stock

        In 1996, the Company authorized the issuance of 1,000,000 shares of preferred stock having a par value of $0.01. None of theses shares have been issued to date.

Common Stock

Shareholders Purchase Rights Plan

        On March 3, 2003, the Company's Board of Directors adopted a shareholder purchase rights plan ("the Rights Plan") and declared a distribution of one Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued. The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company's shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged. Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of the Company's Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

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

Employee Stock Purchase Plan

        The Plan was established in July 1999, whereby the Company's Board of Directors and shareholders approved the 1999 Employee Stock Purchase Plan. The Company adopted this Plan, which allowed eligible employees to purchase shares of the Company's stock at 85% of market value as determined at the beginning and the end of the offering period. A total of 250,000 shares have been reserved for this Plan. As of December 31, 2004, 52,674 shares had been issued under this Plan. In anticipation of the sale of certain assets and liabilities to SeraCare, the Company's Board elected to temporarily suspend its employee stock purchase plan on July 29, 2004.

Options and Warrants

        In 1987, the Company's Board of Directors adopted the 1987 Non-Qualified Stock Option Plan. The purpose of the 1987 Non-Qualified Stock Option Plan was to provide an opportunity for employees, officers, directors and consultants employed by or affiliated with the Company or any of its subsidiaries to acquire stock in the Company, to provide increased incentives to such persons to promote the success of the Company's business and to encourage such persons to become affiliated with the Company through the granting of options to acquire its capital stock. A total of 897,600 shares of common stock had been reserved for issuance under the 1987 Non-Qualified Stock Option Plan. The 1987 Non-Qualified Stock Option Plan terminated on December 16, 1997. As of December 31, 2004, a total of 2,250 options granted remained outstanding under the 1987 Non-Qualified Stock Option Plan.

        In 1994, the Company's Board of Directors and shareholders approved the adoption of the Employee Stock Option Plan (referred to herein as the "Employee Stock Option Plan"). The purpose of the Employee Stock Option Plan is to provide increased incentives to employees of the Company to remain affiliated with the Company, to promote the success of the Company's business and to associate more closely the interests of such persons with those of the Company through the granting of options to acquire the capital stock of the Company. Under the Employee Stock Option Plan, as amended in July 1999, an aggregate of 2,000,000 shares of common stock have been authorized for issuance upon exercise of non-qualified and incentive stock options granted under the Plan. Options may be granted to those employees of the Company who are employed a minimum of 20 hours per week.

        In 1999, the Board of Directors and shareholders approved the adoption of the 1999 Non-Qualified Stock Option Plan which authorizes the issuance of up to 500,000 shares of common stock upon exercise of non-qualified stock options. The purpose of the 1999 Non-Qualified Stock Option Plan is to attract and retain employees, directors, advisors and consultants and provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Options under the 1999 Non-Qualified Stock Option Plan may be granted to employees, directors, advisers and consultants of the Company, capable of contributing significantly to the successful performance of the Company.

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

        At December 31, 2004, 624,725 were reserved for incentive stock options under the Employee Stock Option Plan, of which none were available for future grants, as this plan terminated on June 29, 2004. At December 31, 2004, there were 487,250 shares reserved under both the 1987 Non-Qualified Stock Option Plan, which terminated in 1997, and the 1999 Non-Qualified Stock Option Plan, of which 4,800 are available for future grants.

        In November 1999, the Company sold 29,155 equity units to MDBio, Inc. a Maryland not-for profit corporation. Each equity unit consisted of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $10 per share. The common stock was issued during 2003. MDBio paid the Company $175,000 for the equity units in 1999. The associated shares were issued to MDBio in 2003; however, the related warrants expired unexercised at the close of business September 30, 2003.

        On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003. As of December 31, 2003, none of the 3% Senior Subordinated Convertible Debentures were outstanding. In connection with this transaction, the Company issued warrants, to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share. As of December 31, 2004, warrants to purchase 135,556 shares of common stock remained outstanding. These warrants expire in August 2005.

        The weighted average fair value of options granted during 2004 and 2003 is estimated as $1.76 and $1.81, respectively.

        The Company has reserved shares of its authorized but unissued common stock for the following:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, 12/31/2002:	1,395,687	$3.01	231,901	$4.40	1,627,588	789,623
Granted	91,700	2.73	0	0.00	91,700
Exercised	—	0.00	0	0.00	0
Expired	(139,458)	3.28
Forfeited	(102,104)	2.84	(96,345)	5.58	(198,449)

Balance outstanding, 12/31/2003:	1,245,825	$2.94	135,556	$3.60	1,520,839	844,970
Granted	90,500	2.60	—	0.00	90,500
Exercised	(38,250)	2.63	0	0.00	(38,250)
Expired	(150,650)	2.93	0
Forfeited	(76,083)	2.66	0	0.00	(76,083)

Balance outstanding, 12/31/2004	1,071,342	$2.93	135,556	$3.60	1,497,006	1,206,273

        The following table summarizes information concerning options outstanding and exercisable as of December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$1.70 - 2.55	0.8	183,200	$2.68	182,575	$2.51
2.56 - 3.40	3.8	809,242	3.18	809,242	2.90
3.41 - 4.25	1.0	68,400	4.00	68,400	4.17
4.26 - 5.10	1.0	10,500	4.31	10,500	4.50

0.00 - 5.10	3.1	1,071,342	2.93	1,070,717	2.93

        The total number of options exercisable as of December 31, 2004 and 2003 was 1,070,717 and 709,414 respectively. The weighted average exercise prices of options exercisable as of December 31, 2004 and 2003 were $2.93 and $3.05 respectively.

(13) Related Party Transaction

        In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company's current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company's limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. The Company now maintains a $1.0 million loan receivable together with associated accrued interest of $134,262 (which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum) from Mr. Schumacher. The Company had previously established a reserve for the interest on the loan. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher's shares of our common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in all of Mr. Schumacher's common stock of Pressure BioSciences to secure the repayment of the Company's $1,000,000 loan receivable together with associated accrued interest of $134,262 from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable or associated accrued interest.

        As of December 31, 2004, the Company evaluated the recoverability of a $1,000,000 loan receivable together with associated accrued interest of $134,262 from its President and Chief Executive Officer, which is reflected on the Company's balance sheet in stockholders' equity as a loan receivable and accrued interest. The Company's review included an evaluation of the collateral associated with the loan. The evaluation also considered the fact that because Mr. Schumacher repaid all remaining amounts due to a financial institution in February 2005 using the proceeds he received from the sale of his stock in the Company's issuer tender offer commenced in December 2004 and completed in February 2005 (see Note 14), the Company became the holder of a first priority security interest in the remaining collateral previously held by the financial institution, which solely consists of 499,000 shares of common stock of Pressure BioSciences. The Company performed a test for impairment of its loan receivable together with associated accrued interest by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company's common stock after taking into account factors that may affect the Company's ability to sell such stock in the event it foreclosed on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing its impairment test, the Company determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including its stock price price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company's President and Chief Executive Officer. Based on the Company's assessment as of and through April 1, 2005, the Company estimates that value of the collateral approximates the amount of its recorded loan receivable and accrued interest. If actual market conditions are less favorable, its stock price declines or other factors arise that are significantly different than those anticipated by management, a write-down of this asset is likely to be required.

(14) Subsequent Events

        Related to the Company's investment in Panacos Pharmaceuticals, on March 11, 2005, V.I. Technologies, Inc. ("Vitex") announced that it had closed its merger with Panacos Pharmaceuticals, Inc. ("Panacos"), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the "Merger Agreement"). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on March 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex common stock, after giving effect to the merger, and before giving effect to Vitex's 1:10 reverse stock split, which was announced on March 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split, the Company received approximately 1,000,000 shares of Vitex common stock in place of its Panacos common stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by the Company, will be held in escrow per the Merger Agreement. On March 31, 2005, the closing price of Vitex common stock was $3.02 per share as quoted on the Nasdaq National Market.

        On March 3, 2005, the Company's Board of Directors voted to reimburse Mr. Richard T. Schumacher, the Company's President and Chief Executive Officer, for $94,984.67 in certain legal bills that he incurred relative to his termination as Chairman and Chief Executive Officer of the Company on February 13, 2003. Mr. Schumacher subsequently withdrew his request for reimbursement of said legal bills under the Company's indemnification agreement with him.

        On February 17, 2005, the Company, PBI Biotech and SeraCare entered into a Closing Balance Sheet Agreement (the "Closing Balance Sheet Agreement") to settle all remaining disputes relating to the closing balance sheet delivered, including the calculation of inventory, pursuant to the terms of the Asset Purchase Agreement between the parties. Under the terms of the Closing Balance Sheet Agreement, the parties agreed to release $1 million (the "Final Adjustment Amount") from the escrow account established pursuant to the terms of the Asset Purchase Agreement. Additionally, the parties released all claims they may have against the other with respect to the closing balance sheet and certain other representations and warranties contained in the Asset Purchase Agreement relating to the closing balance sheet items. Following the release of the escrow funds to satisfy the Final Adjustment Amount, approximately $1.1 million remains in escrow as of the date of this report until March 2006 to secure the Company's continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. On March 22, 2005, the Company received a claim for indemnification from SeraCare relating to testing and other services performed by the Company for the University of Pittsburgh prior to the sale of the BBI Core Businesses to SeraCare. The claim for indemnification is for an unspecified amount relating to the cost of retesting certain of the samples previously tested by the Company. This claim for indemnification, as well as the possibility of additional notices or claims for indemnification from SeraCare could reduce or eliminate altogether the amount the Company ultimately receives from the escrow account. If the Company is required to pay an additional amount in excess of the escrow amount, the Company will have less cash available to fund its operations, its business may be harmed and, if it is subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue the Company's business as planned unless it is able to obtain equity or debt financing.

        On February 11, 2005, the Company completed its issuer tender offer to purchase up to 5,500,000 shares of its common stock at a purchase price of $3.50 per share. The tender offer expired at 10:00 a.m., Eastern Standard Time, on February 11, 2005. Based on the final count by the depositary for the tender offer, 5,210,001 shares of common stock, which included 761,275 shares issued upon exercise of stock options, were properly tendered and not withdrawn. The Company accepted for purchase 5,210,001 shares at a purchase price of $3.50 per share in accordance with the terms of the offer. The aggregate purchase price paid for the tendered shares, after deducting the aggregate exercise price for the 761,275 shares issued upon exercise of stock options, including other direct costs associated with the tender process, was approximately $16.3 million.

        As a result of the number of shares that were tendered and accepted for purchase in the tender offer, the Company initiated a review of the continued listing requirements of the Nasdaq National Market, particularly the $10 million stockholders' equity requirement pursuant to Rule 4450(a)(3) of the Nasdaq Marketplace Rules. On February 23, 2005, the Company determined that its stockholders' equity was below $10 million and submitted an application to Nasdaq to transfer from the Nasdaq National Market to the Nasdaq SmallCap Market. Its application for transfer was accepted on March 24, 2005. The Company began trading under its current stock symbol, PBIO, on the Nasdaq SmallCap Market on March 30, 2005.

        On February 11, 2005, Mr. Schumacher tendered approximately 130,000 shares of PBI common stock pursuant to the Company's tender offer. All proceeds were sent to Commerce Bank and Trust Company (the "Bank") to which Mr. Schumacher owed approximately $475,000, a loan which was secured by all of Mr. Schumacher's common stock holdings in the Company. On February 17, 2005, Mr. Schumacher received notification and confirmation from the Bank that as of February 15, 2005, Mr. Schumacher had now satisfied his financial obligation to the Bank, and that the Bank was releasing all rights and claims to Mr. Schumacher's common stock of the Company being held as collateral. Subsequent to this release, the Company now holds a first priority security interest in collateral, against the $1,000,000 loan receivable together associated accrued interest of $134,262 that Mr. Schumacher has with the Company. As previously referenced, the Company has reviewed the value of collateral, and does not believe the loan and accrued interest to be impaired.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 31, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 8A. CONTROLS AND PROCEDURES.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were not effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Although our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings, due to the significant changes in our organization and the complexity of our recently completed transactions, we experienced significant difficulty in transitioning and integrating information to our new financial reporting systems and were unable to file our Form 10-KSB for the year ended December 31, 2004 within the prescribed time period. These difficulties were exacerbated during the reporting period for our Form 10-KSB because we had difficulty obtaining access to some of the information relating to our discontinued operations which resided on systems that were not in our control following the sale of our BBI Core Businesses. In addition, we were further delayed due to the additional time needed to provide our newly appointed Chief Financial Officer with a sufficient opportunity to review and understand our recently completed transactions and our financial reporting processes and systems. We have recently been able to transition the information previously not within our control to our systems and our new Chief Financial Officer is now more familiar with our recently completed transactions and our financial reporting processes and systems. We believe these changes will enable us to timely file our periodic reports in the future.

        Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

        Effective April 11, 2005, Steven E. Hebert was elected to serve as our Vice President—Finance, Chief Financial Officer and Assistant Treasurer. Mr. Hebert served as a part-time financial consultant to us since October 2004. From January 2004 to September 2004, Mr. Hebert served as an accounting and financial consultant. From December 1998 to September 2003, Mr. Hebert served as the Vice President and Corporate Controller for Brooks Automation, Inc., a NASDAQ listed company and provider of factory and tool automation software, hardware, and integration services to the semiconductor industry. His positions at Brooks Automation included serving as Corporate Controller from December 1998 to May 2002 and Vice President, Interim Chief Financial Officer and Corporate Controller from September 2002 to February 2003.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our Executive Officers

        The following table sets forth the names, ages and positions of our current executive officers:

Name	Age	Position
Richard T. Schumacher	54	President and Chief Executive Officer
Steven E. Hebert	51	Vice President-Finance, Chief Financial Officer and Assistant Treasurer

        Mr. Schumacher, the founder of our company, has served as a director of Pressure BioSciences since 1978. He is a Class III Director whose term of office expires at the 2005 Annual Meeting of Stockholders. He has served as Chief Executive Officer of Pressure BioSciences since April 16, 2004 and President since September 14, 2004. He previously served as Chief Executive Officer and Chairman of the Board of Pressure BioSciences from 1992 to February 2003. From July 9, 2003 until April 16, 2004, he served as a consultant to the Company pursuant to a consulting agreement. He served as President from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

        Mr. Hebert has served as Vice President-Finance, Chief Financial Officer and Assistant Treasurer since April 11, 2005. Mr. Hebert served as a part-time financial consultant to us since October 2004. From January 2004 to September 2004, Mr. Hebert served as an accounting and financial consultant. From 1998 to 2003, Mr. Hebert served as the Vice President and Corporate Controller for Brooks Automation, Inc., a NASDAQ listed company and provider of factory and tool automation software, hardware, and integration services to the semiconductor industry. His positions at Brooks Automation included serving as Corporate Controller from December 1998 to May 2002 and Vice President, Interim Chief Financial Officer and Corporate Controller from September 2002 to February 2003. Prior to Brooks, Mr. Hebert was Vice President of Finance/Controller at Whistler Corporation; Business Unit Controller at the Foxboro Company; Division Controller at Augat Inc.; and Controller of Central Manufacturing Support at Data General Corporation. Mr. Hebert earned both his Bachelor's Degree and his Master's Degree in Accounting from Bryant College.

        The additional information required by this Item 9 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

        The information required by this Item 10 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2004 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,064,342	$2.93	202,126
Equity compensation plans not approved by security holders (2)	142,556	$3.58	0
Total	1,206,898	$3.00	202,126

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

i)
In January 1999, the Company granted non-qualified options to purchase 40,000 shares of common stock to a former officer of the Company at an exercise price of $3.25 per share upon the hiring of such officer. These options expire in January 2009. As of December 31, 2004, the Company has remaining 4,800 shares from the 1999 Non-Qualified Stock Option Plan to issue. The Company's Employee Stock Purchase Plan has been suspended. In connection with our tender offer which was completed in February 2005, 761,275 options were exercised, leaving approximately 310,000 outstanding stock options as of February 28, 2004.

ii)
On August 25, 2000, the Company entered into Securities Purchase Agreements providing for the issuance of $3,250,000 (face value) 3% Senior Subordinated Convertible Debentures due August 25, 2003. In connection with this transaction, the Company issued warrants, to purchase up to 135,556 shares of the Company's common stock at an exercise price of $3.60 per share. As of December 31, 2004, warrants to purchase 135,556 shares of common stock remained outstanding. These warrants expire in August 2005.

        The additional information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 13. EXHIBITS.

EXHIBIT INDEX

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**
3.2	Articles of Amendment to Amended and Restated Articles of Organization of the Company	M**
3.3	Amended and Restated Bylaws of the Company	A**
3.4	Amendment to Amended and Restated Bylaws of the Company	B**
4.1	Specimen Certificate for Shares of the Company's Common Stock	Filed herewith
4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1 and 3.2)	A**
4.3	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	G**
4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	M**
10.1	1994 Employee Stock Option Plan*	A**
10.2	1999 Non-Qualified Stock Option Plan*	D**
10.3	1999 Employee Stock Purchase Plan*	D**
10.4	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	C**
10.5	Lease Agreement dated March 1, 2004, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	M**
10.6	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	E**
10.7	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International, LLC, Richard T. Schumacher and Boston Biomedica, Inc.	F**
10.8	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	F**
10.9	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company	F**
10.10	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	F**
10.11	Description of Compensation for Certain Directors	Filed herewith

10.12	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	H**
10.13	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	H**
10.14	Revolving Credit and Security Agreement dated as of February 5, 2004	I**
10.15	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	H**
10.16	LLC Membership Interest Purchase Agreement by and between BBI Source Scientific Inc., Boston Biomedica, Inc., and Source Scientific LLC.	J**
10.17	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	M**
10.18	Amendment No. 1 to Asset Purchase Agreement dated July 20, 2004, by and between the Company, BBI Biotech and SeraCare Life Sciences, Inc.	F**
10.19	Extension Agreement dated August 6, 2004 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F**
10.20	Letter Agreement regarding Closing Balance Sheet Matters dated November 22, 2004 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	L**
10.21	Closing Balance Sheet Agreement dated February 17, 2005 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	K**
10.22	License Agreement dated as of October 7, 1996 by and between BioMolecular Assays, Inc. and BioSeq, Inc.; and the Company	N**
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

A
Incorporated by reference to the registrant's Registration Statement on Form S-1 (Registration No. 333-10759) filed August 23, 1996 (the "Registration Statement").

B
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

C
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.

D
Incorporated by reference to the registrant's proxy statement filed June 14, 1999.

E
Incorporated by reference to the registrant's Report on Form 8-K filed March 8, 2001.

F
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

G
Incorporated by reference to Exhibit 4 of the registrant's Current Report on Form 8-K filed March 12, 2003.

H
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.

I
Incorporated by reference to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

J
Incorporated by reference to the registrant's Current Report on Form 8-K filed June 16, 2004.

K
Incorporated by reference to the registrant's Current Report on Form 8-K filed February 24, 2005.

L
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2004.

M
Incorporated by reference to the registrant's Current Report on Form 8-K filed April 16, 2004.

N
Incorporated by reference to the registrant's amendment to the Registration Statement filed on Form S-1/A on October 8, 1996.

*
Management contract or compensatory plan or arrangement.

**
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2005	Pressure BioSciences, Inc.
	By:	/s/ RICHARD T. SCHUMACHER Richard T. Schumacher President and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/ RICHARD T. SCHUMACHER Richard T. Schumacher	President and Chief Executive Officer (Principal Executive Officer)	April 22, 2005
/s/ STEVEN E. HEBERT Steven E. Hebert	Vice President of Finance, Chief Financial Officer and Assistant Treasurer (Principal Financial and Accounting Officer)	April 22, 2005
/s/ R. WAYNE FRITZSCHE R. Wayne Fritzsche	Director and Chairman of the Board	April 22, 2005
/s/ KEVIN W. QUINLAN Kevin W. Quinlan	Director	April 22, 2005
/s/ J. DONALD PAYNE J. Donald Payne	Director	April 22, 2005
/s/ CALVIN A. SARAVIS, PH. D. Calvin A. Saravis, Ph. D.	Director	April 22, 2005
/s/ P. THOMAS VOGEL P. Thomas Vogel	Director	April 22, 2005

QuickLinks

TABLE OF CONTENTS
  PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. DESCRIPTION OF BUSINESS.
  ITEM 2. DESCRIPTION OF PROPERTY.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
  ITEM 7. FINANCIAL STATEMENTS
PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES (FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES) CONSOLIDATED BALANCE SHEET AS OF THE YEAR ENDED DECEMBER 31, 2004
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES.
  ITEM 8B. OTHER INFORMATION
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 13. EXHIBITS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES