Form 10QSB
period 2005-03-31
PRESSURE BIOSCIENCES INC
filed 2005-05-16
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number   0-21615

PRESSURE BIOSCIENCES INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Massachusetts	04-2652826
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

321 Manley St West Bridgewater, Massachusetts	02379-1040
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code
(508) 580-1818

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

The number of shares outstanding of the Issuer’s common stock as of April 30, 2005 was 2,424,189.

Transitional Small Business Disclosure Format (check one):

☐ Yes     ☒ No

Part I. Financial Information

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,761,473	$21,201,790
Restricted cash	101,083	29,816
Accounts receivable, less allowances of $138,147 and $205,000	71,945	213,532
Inventories (net)	308,239	157,817
Investments in marketable securities	2,275	3,553
Deferred costs	—	131,078
Prepaid expenses and other current assets	3,414	29,950
Total current assets	5,248,429	21,767,536

Property and equipment, net	42,517	19,793

OTHER ASSETS:
Intangible assets, net	462,030	474,188
Assets transferred under contractual arrangements	1,404,691	1,319,997
Escrow deposit related to sale of assets to SeraCare	1,103,834	1,096,756
Income tax receivable	197,335	—
Investments in marketable securities	3,059,018	9,178
Total other assets	6,226,908	2,900,119

TOTAL ASSETS	$11,517,854	$24,687,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$126,986	$41,272
Accrued employee compensation	41,851	86,525
Accrued legal / audit	121,994	91,960
Accrued SeraCare deposits	153,269	46,259
Other accrued expenses	102,660	213,078
Income taxes payable	175,011	175,011
Liabilities from discontinued operations	81,747	108,049
Total current liabilities	803,518	762,154

LONG TERM LIABILITIES
Liabilities from discontinued operations	34,000	34,000
Deferred tax liability	951,233	—
Liabilities transferred under contractual arrangements	943,218	499,148
Total Long Term Liabilities	1,928,451	533,148

Total Liabilities	2,731,970	1,295,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 2,424,189 and 6,872,915 issued and outstanding, respectively	24,241	68,729
Additional paid-in capital	6,027,020	22,286,395
Loan receivable and accrued interest from Director / CEO	(1,152,206)	(1,134,262)
Accumulated other comprehensive income	2,098,608	—
Retained Earnings	1,788,221	2,171,284

Total stockholders’ equity	8,785,884	23,392,146

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,517,854	$24,687,448

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2005	2004
REVENUE:
Grant Revenues	$—	$123,162
PCT Products, services, other	2,630	5,016
Total revenue	2,630	128,178

COSTS AND EXPENSES:
Cost of grant services	—	3,321
Cost of PCT products & services	6,521	14,419
Research and development	103,028	254,797
Selling and marketing	15,260	57,991
General and administrative	308,888	368,623
Total operating costs and expenses	433,697	699,151

Operating loss from continuing operations	(431,067)	(570,973)

Other operating credits and (charges) net,	(235,352)	(87,566)

Net interest income / (expense)	78,932	(5,825)

Loss from continuing operations before income taxes	(587,487)	(664,364)

Income tax benefit	199,746	164,755

Loss from continuing operations	(387,741)	(499,609)

Discontinued operations:
Income from discontinued operations (net of income tax benefit of $2,411 in 2005 and provision of $165,854 in 2004)	4,679	343,875

Net loss	$(383,062)	$(155,734)

Loss per share from continuing operations basic & diluted	$(0.08)	$(0.07)
Income per share from discontinued operations, basic & diluted	$—	$0.05

Net loss per share, basic & diluted	$(0.08)	$(0.02)

Weighted average number of shares used to calculate per share (loss) / income	4,649,052	6,810,660

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)

	For the three months ended March 31,
	2005	2004
Other Comprehensive Income:

Net loss	$(383,062)	$(155,734)

Unrealized gain on marketable securities during the period	3,049,841	—

Less: Income tax related to items of other comprehensive income	(951,233)	—

Total other comprehensive income net of taxes	2,098,608	—

Comprehensive income / (loss)	$1,715,546	$(155,734)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(383,062)	$(155,734)
Less income from discontinued operations	4,679	343,875
Loss from continuing operations	(387,741)	(499,609)

Adjustments to reconcile loss from continuing operations to net cash (used in) / provided by operating activities :
Depreciation and amortization	13,720	64,644
Deferred tax liability	—	(690)
Interest accrued from loan outstanding from Director / CEO	(17,944)	—

Changes in operating assets and liabilities:
Accounts receivable	141,588	(2,241)
Inventories	(150,422)	25,024
Marketable securities	1,278	244
Prepaid expenses and other current assets	157,613	345
Assets and liabilities transferred under contractual obligations, (net)	359,377	(52,364)
Income tax receivable	(197,335)	—
Accounts payable	85,713	42,992
Accrued employee compensation	(12,117)	(78,663)
Other accrued expenses	(5,930)	103,201
Deposits and deferred costs	(7,077)	(168,147)
Net cash used in operating activities	(19,278)	(565,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(24,286)	—
Proceeds from sale of property and equipment	—	—
Net cash used in investing activities	(24,286)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	9,657
Use of funds in repurchase of common stock	(16,303,862)	—
Pledge of restricted cash as security for loan from bank to Director / CEO	—	1,000,000
Conversion of pledge of restricted cash as security for loan from Director / CEO	—	(1,000,000)
Restricted cash payable to Seracare	(71,268)	—
Borrowings from line of credit	—	518,951
Repayments of line of credit	—	(69,991)
Net cash (used in) provided by financing activities	(16,375,130)	458,617

(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS:	(16,418,694)	(106,645)
Change in cash and cash equivalents provided by discontinued operations	(21,623)	424,320
Cash and cash equivalents, beginning of period	21,201,790	967,185
Cash and cash equivalents, end of period	$4,761,473	$1,284,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1)             Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying unaudited condensed consolidated financial statements include the accounts of Pressure BioSciences Inc. (formerly Boston Biomedica Inc. and referred to herein as the “Company”, “Pressure BioSciences” or “PBI”), and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc. (formerly known as BBI Biotech Research Laboratories, Inc. and referred to herein as “PBI Biotech” or “BBI Biotech”), PBI Source Scientific, Inc. (formerly known as BBI Source Scientific, Inc. and referred to herein as “PBI Source” or “BBI Source”), and PBI BioSeq, Inc. (formerly known as BBI BioSeq, Inc. and referred to herein as “PBI BioSeq” or “BBI BioSeq”).

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”), for the fiscal year ended December 31, 2004.

Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”) between the Company, PBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc. (“SeraCare”), the Company completed the sale of substantially all of the assets and selected liabilities of its PBI Diagnostics and PBI Biotech divisions to SeraCare (the “Asset Sale”).  In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004.  The accompanying unaudited condensed consolidated financial statements have been reclassified to report the results of operations for the BBI Diagnostics and BBI Biotech divisions (also referred to as “business units”) as discontinued operations.

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source Scientific’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source Scientific owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net” in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)).

As a result of the above transactions, the unaudited condensed consolidated financial statements included herein, and the accompanying notes to such condensed consolidated financial statements, report the results of the Company’s remaining operations, which consist of all pressure cycling technology (PCT) related activities, including the PCT related activities of PBI Source, PBI BioSeq, and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  As described above, operating results of PBI Source, excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other operating credits and charges, net” hereunder. The operating results of the Company’s PBI Diagnostics and PBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment (sold in February 2001) are reported as “Discontinued Operations” hereunder.   Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

To prepare the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, in estimates regarding the collectibility of accounts receivable, realizability of loans (plus accrued interest) made to a director/Chief Executive Officer including sufficiency of collateral, deferred tax assets, the net realizable value of the Company’s inventory, as well as an estimate for remaining liabilities associated with discontinued operations.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

Cash & Cash Equivalents

The Company’s policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

The Company’s restricted cash consisted of payments from customers of its former business units who inadvertently remit payments to the Company in error. The cash is deposited in the Company’s lockbox system and analyzed, and isolated to be remitted to SeraCare in a timely fashion. The balances reflected are those affected by timing of funds transferred to SeraCare. At the time the cash is classified as restricted, a corresponding liability is established to have no effect on net assets of the Company.

As of March 31, 2005, the Company had approximately $4,700,000 in cash and cash equivalents invested in U. S. Treasuries having an original maturity of less than three months.  The Company’s policy is to hold these securities to maturity.  The remaining cash is invested in a money market fund.  The Company has limited insurance protection associated with the Securities Investor Protection Corporation.  The Company periodically reviews its investments for any impairment.

Investment in Marketable Securities

The Company’s investment in long term marketable securities currently reflects its holdings of V.I. Technologies common stock.  Previously, the Company held shares in Panacos Pharmaceuticals, a private company, and its holdings were reflected on a cost basis as presented on the December 31, 2004 balance sheet.  As a result of V.I. Technologies acquisition of Panacos Pharmaceuticals shares, and the Company’s subsequent receipt of V.I. Technologies shares, a NASDAQ publicly traded company, the Company’s investment is now accounted for under

SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, as available for sale. At March 31, 2005 the fair value of the Company’s shares of V.I. technologies was approximately $3.06 million based on the closing price on March 31, 2005.

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

As the Company accounts for its plans under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, no compensation cost has been recognized; under SFAS 123 for the Company’s employee stock option plans because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.  SFAS 123 was amended by SFAS 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”, which requires companies to disclose in interim financial statements the pro forma effect on net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net loss and net loss per share would have been impacted by the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2005	2004
Net loss - as reported	$(383,062)	$(155,734)
Add back: Stock-based compensation in net loss, as reported	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods	(11,771)	(144,008)
Net loss - pro forma	$(394,833)	$(299,742)
Basic and Diluted net loss per share - as reported	$(0.08)	$(0.02)
Basic and Diluted net loss per share - pro forma	$(0.08)	$(0.04)

(2) Recent Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first interim or annual reporting period that begins after December 31, 2005. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on its financial position and results of operations.  In connection with completion of the Company’s tender offer completed in February 2005, 754,275 outstanding stock options were exercised and the shares issued upon exercise were purchased by the Company in the tender offer.  As a result, 317,067 stock options remain outstanding and 4,800 stock options are available for future issuance as of March 31, 2005.  The Company is currently in process of seeking shareholder approval for a new Employee Incentive Plan.  The Company plans to continue to evaluate the form of any stock based incentive compensation it may offer in the future and its impact on the Company.

(3)  Discontinued Operations

(a) BBI Diagnostics and BBI Biotech Segments

On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions, previously classified as assets and liabilities held for sale as of June 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

(b) Clinical Laboratory Testing Services Segment

In February 2001, the Company sold the business and certain assets and liabilities of its clinical laboratory business, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000.  The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date.  The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $89,500 as of March 31, 2005.  The major component of this accrual is for potential audit adjustments associated with the sale of assets and the long term record retention of medical and related records.

(4)                                 Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement.  As a result of the sale of 70% of PBI Source Scientific’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source Scientific owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. To date, interest of approximately $60,000 has not been received and has not been accrued. The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff. As part of the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for PBI’s PCT products until September 30, 2005.  The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase the Company’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over the Company’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although the Company expects the promissory notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the promissory notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  In addition, despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net “ in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2005 and March 31, 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented.  In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

As of March 31, 2005 assets and liabilities transferred under contractual arrangement consist of the following:

Cash	$75,770
Accounts receivable, net	422,714
Inventory	468,867
Prepaid assets	33,890
Fixed assets, net	90,650
Goodwill	227,084
All other assets	85,716
Total assets transferred under contractual arrangement	$1,404,691

Accounts payable	(450,737)
Accrued expenses and compensation	(266,840)
Deferred revenue	(167,781)
Equity contributions	(57,860)
Total liabilities transferred under contractual arrangement	$(943,218)

Net assets and liabilities transferred under contractual obligations	$461,473

(5)  Computation of Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are antidilutive are excluded from the calculation.  Potentially dilutive securities having a net effect of 112,519 and 14,599 common shares for the three months ended March 31, 2005 and 2004, respectively, and were not included in the computation of diluted income (loss) per share for these periods because to do so would have been antidilutive.  Accordingly, a reconciliation between basic and diluted income (loss) per share has not been presented.

(6)  Related Party Transaction

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. The Company now maintains a $1.0 million loan receivable together with associated accrued interest of $152,206 (which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum) from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in 499,657 of Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest of $152,206 from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable or associated accrued interest.

As of March 31, 2005, we evaluated the recoverability of a $1,000,000 loan receivable together with associated accrued interest of $152,206 (which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum) from Mr. Richard T. Schumacher, a Director and our current President and Chief Executive Officer, which is reflected on our balance sheet in stockholders’ equity as a loan receivable and accrued interest as of March 31, 2005. Our review included an evaluation of the collateral associated with the loan, which consists of common stock of Pressure BioSciences. In February 2005, Mr. Schumacher repaid in full a loan outstanding between an entity controlled by him and a financial institution with proceeds from the sale of 130,000 shares of our common stock in connection with the our tender offer completed on February 11, 2005. As a result, we currently maintain a first priority security interest in this collateral previously held by the financial institution, which consists of 499,657 shares of common stock of Pressure BioSciences.

As of March 31, 2005, we performed a test for impairment of our loan receivable together with associated accrued interest by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of our common stock after taking into account factors that may affect our ability to sell such stock in the event we were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing our impairment test, we determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that we may recover is dependent on numerous factors including our stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of our President and Chief Executive Officer. Based on our assessment as of March 31, 2005, we estimate that the value of the collateral approximates the amount of our recorded loan receivable and accrued interest.  If actual market conditions are less favorable, our stock price declines or other factors arise that are significantly different than those experienced as of March 31, 2005, an impairment of the loan receivable together with associated accrued interest is likely to be required.  We plan to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in our stock price, ranging from a low of $2.28 per share to a high of $3.65 per share since March 31, 2005.

(7)  Segment Reporting and Related Information

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

Following the Company’s sale of its core businesses and its laboratory instrumentation business unit, the single remaining segment is the pressure cycling technology (PCT) family of products and services.

(8) Debt

                                                On February 5, 2004, the Company entered into a three year, $2,500,000 revolving line of credit agreement with a private lender. On September 14, 2004, the Company used an aggregate of $2,005,148 of the proceeds from the Asset Sale to SeraCare previous discussed to repay all outstanding indebtedness under the revolving line of credit. Upon payment of the outstanding indebtedness together with an early termination fee paid, the revolving line of credit agreement was terminated. The Company does not currently have a line of credit from which it can borrow.

(9)                                 Inventories

Inventories are represented by primarily component parts used in the manufacture of PCT products, and was comprised as follows:

	March 31, 2005	December 31, 2004
Raw materials	$185,476	$122,253

Work-in-process	122,763	31,764

Finished goods	0	3,800
	$308,239	$157,817

(10)  Commitments and Contingencies

Leases

On May 5, 2005, the Company entered into a lease agreement with Saul Holdings Limited Partnership, pursuant to which have agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We will pay base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the lease.

Royalty Commitments

The Company acquired in 1998 all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002. The Company’s minimum royalty payment requirements ceased in the fourth quarter of 2003 in accordance with contractual provisions. Current royalty payments have averaged approximately $200 per quarter during 2004 and in the first fiscal quarter of 2005.

Purchase Commitments

In June 2004, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for the Company’s pressure cycling technology products until September 30, 2005. Reimbursement to Source Scientific, LLC by the Company is expected to be at the rate of $25,000 per month; however, payment by the Company to Source Scientific, LLC is contingent upon actual services being rendered to the Company by Source Scientific, LLC.

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

In connection with the sale of substantially all of the assets of the Company’s BBI Diagnostics and BBI Biotech business units to SeraCare, pursuant to the Asset Purchase Agreement, the Company agreed to indemnify SeraCare for any losses from breaches of most of the Company’s representations, warranties or covenants that occur prior to June 14, 2006. The Company’s indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time. The Company’s indemnification obligations are limited by an overall cap equal to adjusted purchase price.

In November 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. The Company objected to certain calculations in the closing balance sheet, including, without limitation, SeraCare’s calculation of accounts receivable and inventory. In December 2004, the Company settled its dispute with SeraCare concerning the collectibility of accounts receivable sold to SeraCare in connection with the Asset Purchase Agreement. The Company agreed that, solely for purposes of settling its dispute with SeraCare, $412,192 of accounts receivable would be deemed past due, therefore resulting in an adjustment to the purchase price requiring the Company to pay SeraCare that amount. The Company also agreed that the $412,192 deficiency would be released from the $2.5 million held in escrow; thereby leaving approximately $2.1 million remaining in escrow. In February 2005, the Company further agreed with SeraCare to settle the parties remaining differences relating to the closing balance sheet, including the calculation of inventory, by releasing to SeraCare an additional $1,000,000 from the escrow account. Additionally, the parties released all claims they may have had against the other with respect to the closing balance sheet and certain other representations and warranties contained in the Asset Purchase Agreement relating to the closing balance sheet items. Following the release of the escrow funds, approximately $1.1 million remains in escrow until March 2006 to secure the Company’s continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. The combined effect of these two settlements relating to the closing balance sheet resulted in a $1,412,192 reduction in the purchase price and a corresponding reduction in the gain on sale.

On March 22, 2005, the Company received a claim for indemnification from SeraCare relating to testing and other services performed by the Company for the University of Pittsburgh prior to the sale of the BBI Core Businesses to SeraCare.  The claim for indemnification is for an unspecified amount relating to the cost of retesting certain of the samples previously tested by the Company.  The Company believes the cost of retesting to be not material at this time. However, this claim for indemnification, as well as the possibility of additional notices or claims for indemnification from SeraCare could reduce or eliminate altogether the amount the Company ultimately receives from the escrow account.  If the Company is required to pay an additional amount in excess of the escrow amount, the Company will have less cash available to fund its operations, its business may be harmed and, if it is subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue the Company’s business as planned unless it is able to obtain equity or debt financing.

(11)  Investments in Marketable Securities

On March 11, 2005, V.I. Technologies, Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on March 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex Common Stock, after giving effect to the merger, and before giving effect to Vitex’s 1:10 reverse stock split, which was announced on March 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split, the Company owns 1,012,920 shares of Vitex common stock in place of its Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by the Company, will be held in escrow per the Merger Agreement. On March 31, 2005, the closing price of Vitex common stock was $3.02 per share as quoted on the Nasdaq National Market Exchange.

(12)   Fixed Assets

Fixed assets are comprised primarily of PCT related demonstration equipment, of which one PCT BarocyclerTM unit has been placed with a third party pursuant to a short term rental agreement.  Depreciation on PCT demonstration units is allocated over the expected useful life of approximately two years.  Upon the Company’s sale of assets to SeraCare in September 2004 and establishment of new corporate offices, approximately $25,000 has been capitalized related to office furniture and computer and related communication equipment. Property and equipment at March 31, 2005 consisted of the following:

As of March 31, 2005
Laboratory and manufacturing equipment	$130,493
Office equipment	48,037
PCT demonstration equipment	210,536
389,066

Less accumulated depreciation	346,549

Net book value	$42,517

Depreciation expense for the three months ended March 31, 2005 was $1,562.

(13)   Intangible Assets

The Company has classified as intangible assets those costs associated with the fair value of certain assets of the PCT business previously acquired by the Company. The remaining net book value of intangible assets as of March 31, 2005 is comprised of $462,030 of acquired PCT patents which is being amortized to expense on a straight line basis at the rate of $12,158 per quarter over the remaining useful life. The Company’s policy is to expense all patent related legal costs as incurred. Intangible assets consist of acquired PCT patents. Intangible assets at March 31, 2005 consisted of the following:

As of March 31, 2005

PCT Patents	$778,156
Less accumulated amortization	(316,126)

Net book value	462,030

(14)   Stockholders’ Equity

Pursuant to the completion of the Company’s tender offer on February 11, 2005, 5,203,001 shares were purchased from shareholders at $3.50 per share which included 754,275 shares issued upon exercise of stock options.  The Company utilized approximately $16.3 million of available cash, net of proceeds from the exercise of the stock options, to complete the transaction.  The purchase of the shares were accounted for under the treasury method and costs in excess of par value for the common shares are charged to additional paid in capital.

(15)   Subsequent Events

Effective April 11, 2005, Steven E. Hebert was elected to serve as the Company’s Vice President – Finance, Chief Financial Officer and Assistant Treasurer.  Prior thereto, Mr. Hebert served as a part-time financial consultant to the Company since October 2004.

On May 5, 2005, PBI entered into a lease agreement (the “Lease”) with Saul Holdings Limited Partnership, pursuant to which the Company will lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  The Company will pay base annual rent in the amount of $55,680.00, or $4,640.00 per month during the initial term of the Lease.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Following the closing of the sale of the assets and selected liabilities of BBI Diagnostics and BBI Biotech to SeraCare Life Sciences on September 14, 2004, the transfer of certain assets and liabilities of PBI Source Scientific, Inc. to Source Scientific, LLC and subsequent sale of 70% of our ownership interests of Source Scientific, LLC in June 2004, our operations now consist primarily of our pressure cycling technology (PCT) business. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of PBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating credits and charges” hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February, 2001), are reported as “Discontinued Operations” hereunder. Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

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

As of March 31, 2005 we have invested approximately $12.3 million in the development of our pressure cycling technology since 1997, with the funds coming from both internal and public sources. To date, we have received seven Small Business Innovative Research (“SBIR”) grants from the National Institutes of Health (“NIH”) aggregating approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium sample preparation. Most recently, in May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism. We have recently submitted proposals for three additional SBIR research grants and intend to continue to submit proposals to obtain grants in the future.

In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. Sales of these products have been extremely limited. To date we have leased one and sold two pressure cycling technology systems (“PCT Sample Preparation System”) and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products have been adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™, (2) the limited amount of research data available demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our company during 2003 and 2004, and (8) the focus of our resources on other projects, including the sale of our BBI Diagnostics, BBI Biotech, and selected assets and liabilities of our laboratory instrumentation business units, a process that began in October 2002 and was completed in September 2004.

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

Recent Business Developments

On February 11, 2005, we completed an issuer tender offer and purchased from stockholders 5,203,001 shares of our common stock for an aggregate purchase price of $16.3 million, which included 754,275 shares issued upon exercise of stock options and certain transaction expenses. As a result of the completion of the tender offer, immediately following payment for the tendered shares, we had 2,424,189 shares of common stock outstanding. As a result of the number of shares that were tendered and accepted for purchase in the tender offer, we did not comply with the continued listing requirements of the Nasdaq National Market because we did not meet the $10 million stockholders’ equity requirement pursuant to Rule 4450(a)(3) of the Nasdaq Marketplace Rules. After reviewing the listing requirements of the Nasdaq SmallCap Market, we applied to voluntarily move from the Nasdaq National Market to the Nasdaq SmallCap Market. On March 24, 2005, the staff of the Nasdaq Listing Qualifications Department notified us that it approved our application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. Our common stock commenced trading on the Nasdaq SmallCap Market under its current trading symbol “PBIO” on March 30, 2005.

On February 11, 2005, Mr. Schumacher tendered 130,000 shares of PBI common stock pursuant to our tender offer. All proceeds were sent to Commerce Bank and Trust Company (the “Bank”) to which Mr. Schumacher owed approximately $475,000, a loan which was secured by all of Mr. Schumacher’s common stock holdings in the Company. On February 17, 2005, Mr. Schumacher received notification and confirmation from the Bank that as of February 15, 2005, Mr. Schumacher had now satisfied his financial obligation to the Bank, and that the Bank was releasing all rights and claims to Mr. Schumacher’s PBI common stock being held as collateral. Subsequent to this release, we now hold a first priority security interest in collateral, against the $1,000,000 loan receivable together associated accrued interest of $152,206 that Mr. Schumacher has with the Company.

On March 3, 2005, our Board of Directors voted to reimburse Mr. Richard T. Schumacher, our President and Chief Executive Officer, for $94,984.67 in certain legal bills that he incurred relative to his termination as Chairman and Chief Executive Officer of PBI on February 13, 2003. Mr. Schumacher subsequently withdrew his request for reimbursement of said legal bills under our indemnification agreement with him.  This has been included in the operating expenses for the quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue

We had total revenue of $2,630 for the three months ended March 31, 2005, as compared to $128,178 for the three months ended March 31, 2004, a decline of $125,548.

Grant Revenues: Grant revenue has consisted predominately of the award of SBIR funding activity through the National Institutes of Health. There were no grant revenues for the three months ended March 31, 2005 compared to $123,162 for the corresponding period in 2004. The decrease in PCT grants and services revenue was primarily related to the completion of work in early and mid-2004 on two Phase-II SBIR Grants resulting in a lower level of research conducted under SBIR research grants.  We expect to continue to submit new SBIR research grant proposals to fund future research.

PCT products & services:   Product revenue totaled $2,630 for the three months ended March 31, 2005, compared to $5,016 for the corresponding period of 2004. Product revenue in 2004 included lease payments from one customer and sales of PULSE™ Tubes. There were no Barocycler™ sales in the quarters ended March 2005 or March 2004. We believe that sales of our pressure cycling technology products have been adversely affected due to a number of factors, including, among others, the initial selling price of the Barocycler™, the limited amount of research data available demonstrating its capabilities and potential, the absence of a strong sales and marketing team, our inability to execute our sales plan as a result of financial constraints and other factors affecting capital spending on laboratory instruments.  To increase market awareness of our products, we plan to place units in selected strategic customer sites for a trial period, which will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the technology provided by the product. After the trial period, it is our expectation that a number of customers will either purchase or lease our PCT products.

Cost of Grant Services

We did not perform any services or incur any costs under grant projects during the first quarter of 2005.  In the first three months of 2004, we incurred $3,321 of costs for services relating to grant projects.  These grant projects were completed in mid-2004.

Cost of PCT Products and Services

The cost of PCT products and services was $6,521 in the three months ended March 31, 2005 compared to $14,419 for the comparable period of 2004. The decrease in 2005 was primarily the result of a reduced sales volume.

Research and Development

PCT related research and development expenditures decreased to $103,028 in the three months ended March 31, 2005 from $254,797 for the comparable period of 2004, a decrease of $149,646. This decrease was primarily due to the lower level of research and development expenditures SBIR grants as described above, reduced headcount and other spending in response to reduction in revenues, and more efficient expenditures on the development of the new bench top Barocycler™ through our outsourcing partner, Source Scientific, LLC. As described elsewhere, in connection with the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005, at the rate of approximately $25,000 per month. Payment, however, is contingent upon actual services being rendered to us by Source Scientific LLC.

Selling and Marketing

PCT related selling and marketing expenses decreased to $15,260 for the three months ended March 31, 2005 from $57,991 for the comparable period of 2004, a decrease of $42,731. The decrease was due to reduced headcount, attending fewer trade shows, and less marketing materials.

General and Administrative

General and administrative costs totaled $308,888 in the three months ended March 31, 2005, as compared to $368,623 for the comparable period of 2004, a decrease of $57,735. The decrease in this area was related to the decreased corporate costs associated with reduced headcount. Included in the quarter is a reimbursement of $94,985 to Mr. Schumacher for certain legal bills incurred relative to his termination as Chairman and Chief Executive Officer of PBI on February 13, 2003.

Operating Loss from Continuing Operations

The operating loss of the PCT business was $431,067 in the three months ended March 31, 2005 as compared to an operating loss of $570,973 for the comparable period in 2004. The reduction in operating margin due to lower revenues was partially offset by lower research and development expenses lower selling and marketing, and lower general and administrative expenses for the three months ended March 31, 2005 compared to three months ended March 31, 2004.

Other Operating Credits and (Charges) net

The non-PCT related activities of PBI Source Scientific, Inc., together with Source Scientific, LLC, had an operating loss of $235,352 in the three months ended March 31, 2005, as compared to an operating loss of $87,566 in the three months ended March 31, 2004. The increased loss was the result of lower revenues caused by a delay in orders and reduced margins generated by Source Scientific LLC.

Net Interest (Expense)/Income

Net interest income totaled $78,932 for the three months ended March 31, 2005 as compared to net interest expense of $5,825 for the three months ended March 31, 2004. Increased net interest income was in part the result of interest earned on investments from proceeds associated with the sale of our BBI Core Businesses to SeraCare. In addition, we recognized the benefit of accrued interest related from the Director / CEO’s loan receivable.

Income Taxes

In the first fiscal quarter of 2005 we recorded a benefit from continuing operations of $199,746. In the year ended 2004, as a result of the sale of certain assets and liabilities to SeraCare, and the resulting gain on the sale, the Company estimated and paid taxes of $3.2 million.  Additionally, we maintained a full valuation allowance for our deferred tax assets largely comprised of temporary differences in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations. We have, however, elected to record a tax benefit at this time as we anticipate utilizing carrying back losses anticipated in 2005 to recover taxes recorded and paid in 2004.

Discontinued Operations

Net income from discontinued operations was $4,679 net of taxes for the three months ended March 31, 2005 compared to $343,875 in net income for the three months ended March 31, 2004 net of taxes.  The decrease in net income from discontinued operations is a result of operating margin generated from revenues realized and included in the March 2004 quarter, where those businesses are no longer an element of the total Company’s operations.

Net Income (Loss)

Overall, for the quarter ended March 31, 2005 we had a net loss of $383,062 compared to a net loss of for the quarter ended March 31, 2004 of $155,734.

LIQUIDITY AND FINANCIAL CONDITION

Our working capital position, as of March 31, 2005 was $4,444,911.  We believe the current amount of our working capital is adequate to meet our business plan through March 2006.

Net cash used by continuing operations for the three months ended March 31, 2005 was $19,278 as compared to net cash used by operations of $565,262 for the three months ended March 31, 2004. The cash used in operations for the first quarter of fiscal 2005 was primarily a result of increased inventories offset with a favorable impact of accounts receivable. In the same period for the prior year, use of cash funded losses from continuing operations.

Net cash used by investing activities for the quarter ended March 31, 2005 was $24,286 to purchase capital equipment in areas of computer and related communications equipment and office furniture associated with new corporate headquarters office.

Net cash used by financing activities for the quarter ended March 31, 2005 was $16,375,130 as compared to cash provided from financing activities of $458,617 for same period of fiscal 2004. In February 2005, we utilized approximately $16.3 million to complete our issuer tender offer in which we purchased from stockholders 5,203,001 shares of our common stock, which included 754,275 shares issued upon exercise of stock options.

Investment in V.I. Technologies (former Panacos Pharmaceuticals Investment)

On March 11, 2005, V.I. Technologies, Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on March 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex Common Stock, after giving effect to the merger, and before giving effect to Vitex’s 1:10 reverse stock split, which was announced on March 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split, we own 1,012,920 shares of Vitex common stock in place of our Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by us, will be held in escrow per the Merger Agreement. On March 31, 2005, the closing price of Vitex common stock was $3.02 per share as quoted on the Nasdaq National Market.

Related Party Transaction

As of March 31, 2005, we evaluated the recoverability of a $1,000,000 loan receivable together with associated accrued interest of $152,206 (which represents interest accrued from January 1, 2003 at an average interest rate of 6.5% per annum) from Mr. Richard T. Schumacher, a Director and our current President and Chief Executive Officer, which is reflected on our balance sheet in stockholders’ equity as a loan receivable and accrued interest as of March 31, 2005. Our review included an evaluation of the collateral associated with the loan, which consists of common stock of Pressure BioSciences. In February 2005, Mr. Schumacher repaid in full a loan outstanding between an entity controlled by him and a financial institution with proceeds from the sale of 130,000 shares of our common stock in connection with the our tender offer completed on February 11, 2005. As a result, we currently maintain a first priority security interest in this collateral previously held by the financial institution, which consists of 499,657 shares of common stock of Pressure BioSciences.

As of March 31, 2005, we performed a test for impairment of our loan receivable together with associated accrued interest by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of our common stock after taking into account factors that may affect our ability to sell such stock in the event we were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing our impairment test, we determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that we may recover is dependent on numerous factors including our stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of our President and Chief Executive Officer. Based on our assessment as of March 31, 2005, we estimate that the value of the collateral approximates the amount of our recorded loan receivable and accrued interest.  If actual market conditions are less favorable, our stock price declines or other factors arise that are significantly different than those experienced as of March 31, 2005, an impairment of the loan receivable together with associated accrued interest is likely to be required.  We plan to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in our stock price, ranging from a low of $2.28 per share to a high of $3.65 per share since March 31, 2005.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies we utilize in the preparation of the accompanying financial statements are set forth in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2004, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2004, except as follows.

Investment in Marketable Securities

The Company’s investment in long term marketable securities currently reflects its holdings of V.I. Technologies common stock.  Previously, the Company held shares in Panacos Pharmaceuticals, a private company, and its holdings were reflected on a cost basis as presented on the December 31, 2004 balance sheet.  As a result of V.I. Technologies acquisition of Panacos Pharmaceuticals shares, and the Company’s subsequent receipt of V.I. Technologies shares, a NASDAQ publicly traded company, the Company’s investment is now accounted for under Financial Accounting Standard 115 (Accounting for Certain Investments in Debt and Equity Securities), as available for sale. At March 31, 2005 the fair value of the Company’s shares of V.I. technologies was approximately $3.06 million based on the closing price on March 31, 2005.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-KSB, except that, subsequent to March 31, 2005, we entered into a lease agreement dated May 5, 2005 (the “Lease”) with Saul Holdings Limited Partnership, pursuant to which have agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.

The following is a summary of our future contractual obligations as of May 5, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	More than 1 year

Lease for Maryland operating office (1)	$55,680	$51,040	$4,640
Obligations relating to Discontinued Operations (2)	89,500	55,500	34,000
PCT related purchase commitments (3)	150,000	150,000	0
Total Contractual Obligations	$295,180	$256,540	$38,640

(1)  May 5, 2005 lease with Saul Holdings Limited Partnership, agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We will pay base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the Lease

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $89,500 as of March 31, 2005.   See also Note 3b of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB.

(3)  In connection with the sale of assets and selected liabilities of our PBI Source Scientific business unit to Source Scientific, LLC, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005, at the rate of approximately $25,000 per month.   Payment, however, is contingent upon actual services being rendered to us by Source Scientific LLC. The table above assumes a $25,000 per month payment.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from our President and Chief Executive Officer; our belief that we have sufficient liquidity to finance operations through March 2006; the amount of cash necessary to operate our business; our ability to raise additional capital when and if needed;  our plans and expectations with respect to sales of our pressure cycling technology operations and the use of our available cash; and the anticipated future financial performance of our company and products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our best estimates and assumptions only as of the date of this report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based.

Factors, risks and uncertainties which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following:

•                  We may require additional capital to further develop our pressure cycling technology products and services and cannot assure that additional capital will be available on acceptable terms or at all.

•                  Our business may be harmed if we encounter problems, delays, expenses and complications that typically affect early-stage companies.

•                  Our business is dependent on the success of our pressure cycling technology products and services, which has a limited operating history and has generated substantial losses and only a limited amount of revenues to date.

•                  Our pressure cycling technology business has a history of operating losses.

•                  Our pressure cycling technology products and services are new and have limited market awareness or acceptance.

•                  The sales cycle of our pressure cycling technology products has been lengthy and as a result, we have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

•                  If we are unable to protect our patents and other proprietary technology relating to our pressure cycling technology products, our business will be harmed.

•                  If we infringe on the intellectual property rights of others, our business will be harmed.

•                  We may be unable to adequately respond to rapid changes in technology.

•                  We may not be able to compete successfully.

•                  We currently have very few employees and our future success is dependent on the continued services of Richard T. Schumacher, our President and Chief Executive Officer.

•                  We rely on third parties for our manufacturing, engineering and other related services.

•                  In connection with the sale of our BBI Core Businesses, we continue to be exposed to contingent liabilities up to an amount equal to the purchase price for the BBI Core Businesses, which could prevent us from pursuing our remaining business operations in the event an indemnification claim is brought against us.

•                  We may not be able to fully collect the $900,000 in aggregate principal amount of promissory notes, which we received in connection with the sale of 70% of the ownership interests in Source Scientific, LLC.

•                  We may not be able to fully collect the principal and interest due on a $1,000,000 loan receivable from our President and Chief Executive Officer, which could harm our business and financial condition.

•                  The market price for our common stock may fluctuate due to low trading volume, and it may be difficult for you to sell your stock at the prices and times you desire.

•                  Mr. Richard T. Schumacher controls a significant percentage of voting power and may exercise his voting power in a manner adverse to other stockholders’ interests.

•                  Provisions in our charter and by-laws and our stockholders rights plan may discourage or frustrate stockholders’ attempts to remove or replace our current management.

Certain of these and other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Company’s other reports and statements the Company files from time to time with the SEC.

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

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2004 through February 11, 2005	5,203,001	(1)	$3.50	5,203,001	0

(1)                                  Includes 754,275 shares that were issued upon exercise of stock options

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective April 11, 2005, Steven E. Hebert was elected to serve as our Vice President – Finance, Chief Financial Officer and Assistant Treasurer.  Mr. Hebert served as a part-time financial consultant to us since October 2004.  From January 2004 to September 2004, Mr. Hebert served as an accounting and financial consultant.  From December 1998 to September 2003, Mr. Hebert served as the Vice President and Corporate Controller for Brooks Automation, Inc., a NASDAQ listed company and provider of factory and tool automation software, hardware, and integration services to the semiconductor industry.  His positions at Brooks Automation included serving as Corporate Controller from December 1998 to May 2002 and Vice President, Interim Chief Financial Officer and Corporate Controller from September 2002 to February 2003.

On May 5, 2005, we entered into a lease agreement with Saul Holdings Limited Partnership, pursuant to which have agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We will pay base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the lease.

ITEM 6.  EXHIBITS

(a)                        Exhibits

Reference

10.1

Flex Space Office Lease dated May 5, 2005 by and between Saul Holdings Limited Partnership and Pressure BioSciences, Inc. filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2005.

*

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.1	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the document previously filed with the Securities and Exchange Commission, which document is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.
(Registrant)

Date:	May 16, 2005	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer and Treasurer

		By:	/s/ Steven E. Hebert
Steven E. Hebert
Executive Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)