Form 10QSB
period 2005-06-30
PRESSURE BIOSCIENCES INC
filed 2005-08-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-21615

PRESSURE BIOSCIENCES INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Massachusetts	04-2652826
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

321 Manley St.
West Bridgewater, Massachusetts	02379-1040
(Address of Principal Executive Offices)	(Zip Code)

(508) 580-1818

(Issuer’s telephone number, including area code

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

The number of shares outstanding of the Issuer’s common stock as of June 30, 2005 was 2,424,189.

Transitional Small Business Disclosure Format (check one):

☐ Yes     ☒ No

TABLE OF CONTENTS

PART I		3

Item 1. Financial Statements		3
	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and as of December 31, 2004	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005 and 2004 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements as of June 30, 2005 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	27

PART II		27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

Part I. Financial Information

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,177,269	$21,201,790
Restricted cash	45,580	29,816
Accounts receivable, less allowances of $121,087 and $205,000	7,775	213,532
Inventories (net)	298,963	157,817
Investments in marketable securities	1,762	3,553
Escrow deposit related to sale of assets to SeraCare	1,101,049	—
Deferred costs	—	131,078
Prepaid expenses and other current assets	4,977	29,950
Total current assets	5,637,376	21,767,536

Property and equipment, net	42,983	19,793

OTHER ASSETS:
Intangible assets, net	449,870	474,188
Assets transferred under contractual arrangements	1,278,304	1,319,997
Escrow deposit related to sale of assets to SeraCare	—	1,096,756
Income tax receivable	452,725	—
Investments in marketable securities available for sale	5,469,768	9,178
Total other assets	7,650,667	2,900,119

TOTAL ASSETS	$13,331,026	$24,687,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$167,215	$41,272
Accrued employee compensation	490,149	86,525
Accrued legal / audit	10,000	91,960
Accrued SeraCare liabilities	104,922	46,259
Other accrued expenses	99,432	213,078
Income taxes payable	175,011	175,011
Liabilities from discontinued operations	55,697	108,049
Total current liabilities	1,102,426	762,154

LONG TERM LIABILITIES
Liabilities from discontinued operations	34,000	34,000
Deferred tax liability	1,963,748	—
Liabilities transferred under contractual arrangements	817,817	499,148
Total Long Term Liabilities	2,815,565	533,148

Total Liabilities	3,917,991	1,295,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 2,424,189 and 6,872,915 issued and outstanding respectively	24,242	68,729
Additional paid-in capital	6,027,020	22,286,395
Loan receivable and accrued interest from Director / CEO	(1,174,382)	(1,134,262)
Accumulated other comprehensive income	3,496,842	—
Retained earnings	1,039,313	2,171,284

Total stockholders’ equity	9,413,035	23,392,146

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,331,026	$24,687,448

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30		June 30
	2005	2004	2005	2004

REVENUE:
Grant Revenues	$—	$102,375	$—	$225,536
PCT Products, services, other	7,612	5,540	10,242	10,556
Total revenue	7,612	107,915	10,242	236,092

COSTS AND EXPENSES:
Cost of PCT products & services	21,166	17,279	27,687	35,019
Research and development	114,591	177,975	217,618	432,771
Selling and marketing	38,376	41,646	53,636	125,880
General and administrative	723,102	279,620	1,031,990	622,000
Total operating costs and expenses	897,235	516,520	1,330,931	1,215,670

Operating loss from continuing operations	(889,623)	(408,605)	(1,320,689)	(979,578)

Other operating charges, net	(152,285)	(215,429)	(387,637)	(302,996)
Interest income	36,956	1,548	115,888	3,538
Interest expense	—	(43,155)	—	(50,970)

Loss from continuing operations before income taxes	(1,004,952)	(665,641)	(1,592,438)	(1,330,006)

Income tax benefit	255,390	79,282	455,136	244,036

Loss from continuing operations	(749,562)	(586,359)	(1,137,302)	(1,085,970)

Discontinued operations:
Income from discontinued operations (net of income tax benefit of $0 and $2,411 for the three and six months ended in 2005 and and provision of $79,281 and $165,854 respectively for the three and six months ended in 2004)	656	237,283	5,335	581,159

Net loss	$(748,906)	$(349,076)	$(1,131,967)	$(504,811)

Loss per share from continuing operations basic & diluted	$(0.31)	$(0.09)	$(0.32)	$(0.16)
Income per share from discontinued operations, basic & diluted	$0.00	$0.04	$0.00	$0.09

Net loss per share, basic & diluted	$(0.31)	$(0.05)	$(0.32)	$(0.07)

Weighted average number of shares used to calculate per share (loss) / income	2,424,189	6,844,090	3,530,226	6,836,337

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Other Comprehensive Income:

Net loss	$(748,906)	$(349,076)	$(1,131,967)	$(504,811)

Unrealized gain on marketable securities during the period	2,410,750	—	5,460,590	—

Less: Income tax related to items of other comprehensive income	(1,012,515)	—	(1,963,748)	—

Total other comprehensive income, net of taxes	1,398,235	—	3,496,842	—

Comprehensive income / (loss)	$649,329	$(349,076)	$2,364,875	$(504,811)

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30 ,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,131,967)	$(504,811)
Less income from discontinued operations	5,335	581,159
Loss from continuing operations	(1,137,302)	(1,085,970)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities :

Depreciation and amortization	39,274	76,803
Provision for doubtful accounts	—	250
Interest accrued on loan outstanding from Director / CEO	(40,121)	—

Changes in operating assets and liabilities:
Accounts receivable	205,757	(3,789)
Inventories	(141,146)	16,239
Investments in marketable securities	1,791	244
Deferred costs, prepaid expenses and other current assets	156,049	52,587
Assets and liabilities transferred under contractual obligations, (net)	360,363	(38,709)
Income tax receivable	(452,725)	—
Deferred tax liability	—	(100,366)
Accounts payable	135,943	125,975
Accrued employee compensation	436,182	37,517
Other accrued expenses	(179,501)	73,119
Deferred Revenue & other current liabilities	—	2,700
Deposits and deferred costs	(4,292)	—
Net cash used in operating activities	(619,728)	(843,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(38,147)	—
Net cash used in investing activities	(38,147)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	64,333
Use of funds in repurchase of common stock	(16,303,862)	—
Pledge of restricted cash as security for loan from bank to Director / CEO	—	1,000,000
Conversion of pledge of restricted cash as security for loan from Director / CEO	—	(1,000,000)
Restricted cash payable to Seracare	(15,764)	—
Deferred costs	—	(517,267)
Borrowings from line of credit	—	523,897
Restricted cash - line of credit	—	(33,050)
Net cash (used in) provided by financing activities	(16,319,626)	37,913
DECREASE IN CASH AND CASH EQUIVALENTS:	(16,977,501)	(805,487)
Change in cash and cash equivalents (used in) / provided by discontinued operations	(47,019)	244,286
Cash and cash equivalents, beginning of period	21,201,790	967,185
Cash and cash equivalents, end of period	$4,177,269	$405,984

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

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2004.

Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”) between the Company, PBI Biotech Research Laboratories, Inc., and SeraCare Life Sciences, Inc. (“SeraCare”), the Company completed the sale of substantially all of the assets and selected liabilities of its PBI Diagnostics and PBI Biotech divisions to SeraCare (the “Asset Sale”).  In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004.  The accompanying unaudited condensed consolidated financial statements have been reclassified to report the results of operations for the BBI Diagnostics and BBI Biotech divisions (also referred to as “business units”) as discontinued operations.

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source Scientific’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source Scientific owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net” in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)).

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

Use of Estimates

To prepare the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, in estimates regarding the realizability of loans (plus accrued interest) made to a director/Chief Executive Officer including sufficiency of collateral, deferred tax assets, the net realizable value of the Company’s inventory, as well as an estimate for remaining liabilities associated with discontinued operations.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

Cash and Cash Equivalents

The Company’s policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds and certificates of deposit.  Investments purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value.

As of June 30, 2005, the Company had $4,177,269 invested in US Treasury money market funds and certificates of deposits which are in increments of less than $100,000 and insured under the FDIC.

The Company’s restricted cash consisted of payments from customers of its former business units who inadvertently remit payments to the Company in error. The cash is deposited in the Company’s lockbox system, analyzed, and where appropriate, remitted to SeraCare in a timely fashion. The balances reflected are those affected by timing of funds transferred to SeraCare. At the time the cash is classified as restricted, a corresponding liability is established to have no effect on net assets of the Company.

Investment in Marketable Securities

The Company’s investment in long term marketable securities reflects its holdings of common stock of V.I. Technologies (“Vitex”), a publicly traded company listed on the Nasdaq National Market.  The Company held shares in Panacos Pharmaceuticals, a private company, and this investment was reflected on a cost basis as presented on the December 31, 2004 financial statements.  As a result of Vitex’s acquisition of Panacos Pharmaceuticals shares in March 2005, and the Company’s subsequent receipt of shares of Vitex common stock in exchange for all of the shares of Panacos, the Company’s investment commencing with the first quarter of fiscal 2005 has been accounted for under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, as available for sale. At June 30, 2005 the fair value of the Company’s shares of Vitex common stock was approximately $5.5 million based on the closing price of $5.40 per share of Vitex common stock as reported on the Nasdaq National Market on June 30, 2005.

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

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004
Net loss - as reported	$(748,906)	$(349,076)	$(1,131,967)	$(504,811)
Add back: Stock-based compensation in net loss, as reported	—	—	—	—
Deduct: Stock-based employee compensation expense determined under fair value based methods	(287,257)	(144,008)	(287,508)	(144,008)
Net loss - pro forma	$(1,036,163)	$(493,084)	$(1,419,475)	$(648,819)
Basic and Diluted net loss per share - as reported	$(0.31)	$(0.05)	$(0.32)	$(0.07)
Basic and Diluted net loss per share - pro forma	$(0.43)	$(0.07)	$(0.40)	$(0.09)

On June 16, 2005, the Company’s stockholders approved the Company’s 2005 Equity Incentive Plan, pursuant to which an aggregate of 1,000,000 shares of common stock of the Company are reserved for issuance upon exercise of stock options or other equity awards made under the plan.  Under the plan, the Company may award stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its subsidiaries and to any other persons the Board of Directors determines to have made or is expected to make contributions to the Company.

(2) Recent Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for Small Business Issuers for the first fiscal year that begins after December 15, 2005. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on its financial position and results of operations.  The Company plans to continue to evaluate the form of any stock based incentive compensation it may offer in the future and its impact on the Company.

In May 2005, the FASB issued FASB Statement No. 154 “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company will apply the provisions of this Statement should it incur any accounting changes or should the need arise to correct errors.

(3)  Discontinued Operations

(a) BBI Diagnostics and BBI Biotech Segments

On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions, previously classified as assets and liabilities held for sale as of June 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. Following the release to SeraCare of $1.4 million of the escrow funds to satisfy the Final Adjustment Amount in February 2005, approximately $1.1 million remains in escrow until March 2006 to secure our continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

(b) Clinical Laboratory Testing Services Segment

In February 2001, the Company sold the business and certain assets and liabilities of its clinical laboratory business, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000.  The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date.  The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $90,000 as of June 30, 2005.  The major component of this accrual is for potential audit adjustments associated with the sale of assets and the long term record retention of medical and related records.

(4)  Assets and Liabilities Transferred Under Contractual Arrangement

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source Scientific’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source Scientific owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating credits and charges, net” in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)).

As of June 30, 2005 assets and liabilities transferred under contractual arrangement consist of the following:

June 30, 2005
Cash	$200,844
Accounts receivable, net	238,661
Inventory	370,353
Prepaid assets	85,060
Fixed assets, net	94,549
Goodwill	227,084
All other assets	61,753
Total assets transferred under contractual arrangement	$1,278,304

Accounts payable	$(213,772)
Accrued expenses and compensation	(357,335)
Deferred revenue	(188,850)
Equity contributions	(57,860)
Total liabilities transferred under contractual arrangement	$(817,817)

Net assets and liabilities transferred under contractual obligations	$460,487

(5)  Computation of Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are antidilutive are excluded from the calculation.  Potentially dilutive securities having a net effect of 399,722 and 112,599 common shares for the three and six months ended June 30, 2005 and 107,281 and 58,245 common shares for the three and six months ended June 30, 2004 respectively, and were not included in the computation of diluted income (loss) per share for these periods because to do so would have been antidilutive.  Accordingly, reconciliation between basic and diluted income (loss) per share has not been presented.

(6)  Related Party Transaction

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of June 30, 2005, the Company maintained a $1.0 million loan receivable together with associated accrued interest of $174,382 from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in 489,659 of Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest of $174,382 from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable or associated accrued interest.

As of June 30, 2005, the Company evaluated the recoverability of a $1,000,000 loan receivable together with associated accrued interest of $174,382 from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable and accrued interest as of June 30, 2005. Interest is accrued at a rate of prime plus 2%, or 8% at June 30, 2005. The Company’s review included an evaluation of the collateral associated with the loan, which consists of common stock of Pressure BioSciences. In February 2005, Mr. Schumacher repaid in full a loan outstanding between an entity controlled by him and a financial institution with proceeds from the sale of 130,000 shares of the Company’s common stock in connection with the Company’s tender offer completed on February 11, 2005. As a result, the Company maintains a first priority security interest in this collateral previously held by the financial institution, which consists of 489,659 shares of common stock of Pressure BioSciences as of June 30, 2005.

In connection with the Company’s evaluation of the recoverability of the loan receivable and associated accrued interest, as of June 30, 2005, the Company performed a test for impairment of the loan receivable together with associated accrued interest of $174,382 by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing the impairment test, the Company determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of June 30, 2005, the Company estimates that the value of the collateral approximates the amount of the recorded loan receivable and accrued interest.  If actual market conditions are less favorable, the Company’s stock price declines or other factors arise that are significantly different than those experienced as of June 30, 2005, an impairment of the loan receivable together with associated accrued interest is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in stock price, ranging from a low of $2.50 per share to a high of $3.97 per share since June 30, 2005.

On June 30, 2005, the Company entered into a letter agreement with Mr. Schumacher, and agreed to pay Mr. Schumacher a lump sum payment of $400,000 (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and the Company’s stockholders in the overall restructuring and repositioning of the Company over the past two years.  In addition, Mr. Schumacher agreed to release the Company from any and all claims (see Note 16).

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

(8) Debt

The Company does not currently have debt obligations beyond its lease for the Gaithersburg, MD office as described in Note 10, nor does the Company have a line of credit from which it can borrow.

(9) Inventories

Inventories are represented primarily component parts used in the manufacture of PCT products and units in process of manufacture, and were comprised as follows:

		As of
	As of	December 31,
	June 30, 2005	2004

Raw materials	$129,894	$122,253
Work-in-process	169,069	31,764
Finished goods	—	3,800
	$298,963	$157,817

(10)  Commitments and Contingencies

Leases

On May 5, 2005, the Company entered into a lease agreement with Saul Holdings Limited Partnership, to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland for a term of twelve months with a base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the lease, plus $1,245 per month for operating expenses.

Royalty Commitments

In 1998, the Company acquired all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002. The Company’s minimum royalty payment requirements ceased in the fourth quarter of 2003 in accordance with contractual provisions. Royalty payments have averaged approximately $200 per quarter during 2004 and in the first fiscal quarter of 2005. The royalty payment in the second quarter of 2005 was approximately $380.

Purchase Commitments

In June 2004, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for the Company’s pressure cycling technology products until September 30, 2005. Under the agreement, it was estimated that the Company would pay $25,000 per month as an offset for services rendered by Source Scientific, LLC.  The maximum amount that the Company committed to pay to Source Scientific, LLC during the term of the agreement was $350,000. Since June 2004, the Company has paid Source Scientific, LLC an aggregate of approximately $525,000 under this agreement.   Accordingly, the Company has no further minimum commitments under the agreement.  The Company expects to continue to utilize the services of Source Scientific, LLC for the Company’s pressure cycling technology products.

Indemnifications

In conjunction with the sale of the former BBI Diagnostics and BBI Biotech business units, the Company has agreed to indemnify the other parties with respect to certain liabilities related to the operation of the business. The scope and duration of such indemnity obligations vary. Where appropriate, an obligation for such indemnifications is recorded as a liability, however, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications. The Company believes the estimated fair value of these agreements is minimal.

In connection with the sale of substantially all of the assets of the Company’s BBI Diagnostics and BBI Biotech business units to SeraCare, pursuant to the Asset Purchase Agreement, the Company agreed to indemnify SeraCare for any losses from breaches of most of the Company’s representations, warranties or covenants that occur prior to June 14, 2006. The Company’s indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time. The Company’s indemnification obligations are limited by an overall cap equal to the adjusted purchase price.

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

(11)  Investments in Marketable Securities

On March 11, 2005, Vitex announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on March 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex Common Stock, after giving effect to the merger, and before giving effect to Vitex’s 1:10 reverse stock split, which was announced on March 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split, as of June 30, 2005, the Company owned 1,012,920 shares of Vitex common stock in place of its Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by the Company, or 151,938 shares, which are being held in escrow per the Merger Agreement until September 2006. On June 30, 2005, the closing price of Vitex common stock was $5.40 per share as quoted on the Nasdaq National Market.

(12)   Fixed Assets

Fixed assets are comprised primarily of PCT related demonstration equipment, of which one PCT BarocyclerTM unit has been placed with a third party pursuant to an open term rental agreement.  Depreciation on PCT demonstration units is allocated over the expected useful life of approximately two years.  Upon the Company’s sale of assets to SeraCare in September 2004 and establishment of new corporate offices, approximately $38,000 has been capitalized related to office furniture and computer and related communication equipment. Property and equipment at June 30, 2005 consisted of the following:

June 30, 2005
Laboratory and manufacturing equipment	$130,493
Office equipment	56,260
PCT demonstration equipment	210,536
397,289

Less accumulated depreciation	354,306

Net book value	$42,983

Depreciation expense for the three and six months ended June 30, 2005 was $7,865 and $15,625.

(13)   Intangible Assets

The Company has classified as intangible assets those costs associated with the fair value of certain assets of the PCT business previously acquired by the Company. Intangible assets as of June 30, 2005 reflect acquired patents and related capitalized costs associated with the Company’s pressure cycling technology which being amortized to expense on a straight line basis at the rate of  $12,158 per quarter over the remaining useful life. The Company’s policy is to expense all patent related legal costs as incurred. Intangible assets at June 30, 2005 consisted of the following:

As of June 30, 2005
PCT Patents	$778,156
Less accumulated amortization	(328,286)

Net book value	449,870

(14)  Income Tax Receivable

For the six months ended June 30, 2005 the Company has recorded a tax benefit of $452,725 based upon the operating losses generated.  It is the Company’s expectation to carry back the losses and related tax benefit to recover taxes paid in fiscal year 2004.  In the year 2004 we recorded expense and paid income tax of approximately $3.2 million primarily as a result of the gain generated by the sale of its BBI Diagnostics and BBI Biotech operating units.

(15)  Stockholders’ Equity

Pursuant to the completion of the Company’s tender offer on February 11, 2005, 5,203,001 shares were purchased from shareholders at $3.50 per share which included 754,275 shares issued upon exercise of stock options.  The Company utilized approximately $16.3 million of available cash, net of proceeds from the exercise of the stock options, to complete the transaction.  The purchase of the shares were accounted for under the treasury method and cost in excess or par value for the common shares are charged to additional paid in capital.

(16)  Subsequent Events

On August 9, 2005 the Company announced that between July 19, 2005 and August 3, 2005 it sold an aggregate of 232,792 shares of Vitex for which it received approximately $1,771,000 in cash proceeds, net of charges and commission.  The Company continues to hold an additional 628,190 shares of Vitex, and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 2005 merger between Vitex and Panacos Pharmaceuticals. The closing price per share of Vitex common stock as reported on the Nasdaq National Market on August 8, 2005 was $7.42.

On July 7, 2005, following the Company’s payments to Mr. Schumacher pursuant to that certain letter agreement dated June 30, 2005 described in note 6 above, Mr. Schumacher paid the Company all unpaid interest accrued through June 30, 2005 in the amount of $174,382 on his $1,000,000 outstanding indebtedness to the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Following the closing of the sale of the assets and selected liabilities of BBI Diagnostics and BBI Biotech to SeraCare Life Sciences on September 14, 2004, the transfer of certain assets and liabilities of PBI Source Scientific, Inc. to Source Scientific, LLC and subsequent sale of 70% of our ownership interests of Source Scientific, LLC in June 2004, our operations now consist primarily of our pressure cycling technology (PCT) business. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of PBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating charges” hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February 2001), are reported as “Discontinued Operations” hereunder. Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids and proteins from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing.

To date, we have primarily applied PCT to the area of sample preparation for genomics and proteomics. We have also developed scientific collaborations with several leading laboratories and academic institutions in the United States, which we expect will remain ongoing into 2005 and beyond. We further expect that the data generated by our collaborators will be publicly released in scientific publications and presentations, and that this could have an important positive impact on future sales of our PCT products. We have investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and believe we have demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing. We have obtained thirteen US and four foreign patents containing multiple claims covering the foregoing areas.

As of June 30, 2005 we have invested in excess of $12.4 million in the development of our pressure cycling technology since 1997, with the funds coming from both internal and public sources. To date, we have received seven Small Business Innovative Research (“SBIR”) grants from the National Institutes of Health (“NIH”) aggregating approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium sample preparation. Most recently, in May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism. We have recently submitted proposals for three additional SBIR research grants and one non-SBIR grant and intend to continue to submit proposals to obtain grants in the future.

In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. Sales of these products have been extremely limited. To date we have leased one and sold two pressure cycling technology systems (“PCT Sample Preparation System”) and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products have been adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™, (2) the limited amount of research data available demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our company during 2003 and 2004, (8) the focus of our resources on other projects, including the sale of our BBI Diagnostics, BBI Biotech, and the transfer of selected assets and liabilities of our laboratory instrumentation business units, a process that began in October 2002 and was completed in September 2004, (9) the time required to complete post-transaction issues related to the sale of BBI Diagnostics and BBI Biotech, and (10) the effort required during 2005 to restructure the Company including the effort to build a new corporate infrastructure.

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

To increase market awareness of our products, in June 2005 we initiated a program to place up to twelve Barocycler™ NEP3229 units in selected strategic customer sites for a three month trial period, which we believe will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument.  During June and July 2005, we placed three bench top instruments under a “reagent rental agreement”, whereby the “collaborating sites” have full use of the instrument in their own facility, have agreed to purchase a certain number of PULSE™ Tubes over the trial period, and have further agreed to use the PCT Sample Preparation System to generate data for public dissemination.

Recent Business Developments

On June 30, 2005, we entered into a letter agreement with Mr. Schumacher, and agreed to pay Mr. Schumacher a lump sum payment of $400,000 (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years.  In addition, Mr. Schumacher agreed to release us from any and all claims.  On July 7, 2005, following our payment to Mr. Schumacher pursuant to the letter agreement, Mr. Schumacher paid us all unpaid interest accrued through June 30, 2005 in the amount of $174,382 on his $1,000,000 outstanding indebtedness to us.

On August 9, 2005 we announced that between July 19, 2005 and August 3, 2005 we sold an aggregate of

232,792 shares of Vitex for which we received approximately $1,771,000 in cash proceeds, net of charges and commission.  We continue to hold an additional 628,190 shares of Vitex, and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals. The closing price per share of Vitex common stock as reported on the Nasdaq National Market on August 8, 2005 was $7.42.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue

We had total revenue of $7,612 for the three months ended June 30, 2005, as compared to $107,915 for the three months ended June 30, 2004, a decline of $100,303.

Grant Revenue:  Grant revenue has consisted predominately of SBIR (Small Business Innovation Research) funding activity through the National Institutes of Health. Grant revenue is reflective of high research and development costs, and consists predominately of “cost plus” contacts.  There was no grant revenue for the three months ended June 30, 2005 compared to $102,375 for the corresponding period in 2004. The decrease in PCT grants and services revenue was primarily related to the completion of work in early and mid-2004 on two Phase-II SBIR Grants resulting in a lower level of research conducted under these grants.  We expect to continue to submit new SBIR and other research grant proposals to fund future research.

PCT products & services:   Product revenue totaled $7,612 for the three months ended June 30, 2005, compared to $5,540 for the corresponding period of 2004. Product revenue in 2005 and 2004 includes lease payments from one customer and sales of PULSE™ Tubes to three customers. There were no Barocycler™ sales in the quarters ended June 30, 2005 or June 30, 2004. We believe that sales of our pressure cycling technology products have been adversely affected due to a number of factors, including, among others, the initial selling price of the Barocycler™, the limited amount of research data available demonstrating its capabilities and potential, the absence of a strong sales and marketing team, our inability to execute our sales plan as a result of the our prior financial constraints, and other factors affecting capital spending on laboratory instruments.

In late 2004, we committed to the purchase of 18 bench top Barocycler™ NEP3229 units from Source Scientific LLC, twelve of which were to be made available for shipment to customers and collaborators by the summer of 2005, with the remaining six to be used for internal and demo purposes.

To increase market awareness of our products, in June 2005 we initiated a program to place up to twelve Barocycler™ NEP3229 units in selected strategic customer sites for a three month trial period, which we believe will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument.

During June and July 2005, we placed three bench top instruments under a “reagent rental agreement”, whereby the “collaborating sites” have full use of the instrument in their own facility, have agreed to purchase a certain number of PULSE™ Tubes over the trial period, and have further agreed to use the PCT Sample Preparation System to generate data for public dissemination.  One site is a major government research institute working in cancer; another is a Canadian university working in forensics, environmental issues, and infectious diseases; and the third is a U.S. medical school affiliated laboratory performing a number of basic and esoteric proteomic studies for life science researchers nationwide.  We have also discussed the possible placement of the Barocycler™ NEP3229 with over a dozen additional, targeted organizations, and we remain optimistic that we will be successful in placing the remaining units at some of these sites prior to year’s end.

In June 2005, we also received a commitment to purchase one PCT Bench Top Sample Preparation System, and a commitment for a one-year lease agreement on another, both from organizations that were targeted for a three month trial, but that chose to purchase the PCT Bench Top Sample Preparation System instead. We expect to ship these two PCT Sample Preparation Systems in the third quarter of 2005.

Cost of Grant Revenue

We did not perform any services or incur any costs under grant projects during the second quarter of 2005 compared to the second quarter of 2004.

Cost of PCT Products and Services

The cost of PCT products and services was $21,166 for the three months ended June 30, 2005 compared to $17,279 for the comparable period of 2004. The increase in 2005 was primarily the result of a higher sales volume of PULSE™ Tubes related to rentals of Barocycler™ units pursuant to reagent rental agreements.

Research and Development

PCT related research and development expenditures decreased to $114,591 in the three months ended June 30, 2005 from $177,975 for the comparable period of 2004, a decrease of $63,384. This decrease was primarily due to the lower level of research and development expenditures on SBIR grants as described above, reduced headcount and other spending in response to reduction in revenue, and more efficient expenditures on the development of the new bench top Barocycler™ through our outsourcing partner, Source Scientific, LLC. As described elsewhere, in connection with the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. During the three months ended June 30, 2005 we incurred charges of approximately $10,000.

Selling and Marketing

PCT related selling and marketing expenses decreased to $38,376 for the three months ended June 30, 2005 from $41,646 for the comparable period of 2004, a decrease of $3,270. The decrease was due to reduced headcount, reduced attendance at trade shows, and less marketing materials.

General and Administrative

General and administrative costs totaled $723,102 in the three months ended June 30, 2005, as compared to $279,620 for the comparable period of 2004, an increase of $443,482. The increase was primarily due to a compensation charge of $400,000relating to payments made to Mr. Schumacher (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years.

Operating Loss from Continuing Operations

The operating loss of the PCT business was $889,623 in the three months ended June 30, 2005 as compared to an operating loss of $408,605 for the comparable period in 2004 an increase in loss of $481,018. The increase in the operating loss for the three months ended June 30, 2005 compared to the same period of 2004 was primarily due to the compensation charge of $400,000 and related taxes on the Company resulting from payments made to Mr. Schumacher described above.

Other Operating Charges, net

The non-PCT related activities of PBI Source Scientific, Inc., which reflects the activity of Source Scientific, LLC, had an operating loss of $152,285 for the three months ended June 30, 2005, as compared to an operating loss of $215,429 for the three months ended June 30, 2004. The decreased loss was the result of increased productivity improvements and improved volume generated by Source Scientific LLC.

Net Interest (Expense)/Income

Net interest income totaled $36,956 for the three months ended June 30, 2005 as compared to net interest expense of $41,607 for the three months ended June 30, 2004. Increased net interest income was in part the result of interest earned on investments from proceeds associated with the sale of our BBI Diagnostics and BBI Biotech (BBI Core Businesses) to SeraCare. In 2005, we recognized the benefit of accrued interest related from the Director / CEO’s loan receivable. In 2004, accrued interest related to the loan receivable was not recognized. Additionally, in 2004 the interest payment on our line of credit totaled $43,155.

Income Taxes

In the second fiscal quarter of 2005 we recorded a benefit from continuing operations of $255,390. In the year ended 2004, as a result of the sale of certain assets and liabilities to SeraCare, and the resulting gain on the sale, we estimated and paid taxes of $3.2 million.  Additionally, we maintained a full valuation allowance for our deferred tax assets largely comprised of temporary differences in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations. We have, however, elected to record a tax benefit at this time as we anticipate utilizing carrying back losses anticipated in 2005 to recover taxes recorded and paid in 2004.

Discontinued Operations

Net income from discontinued operations was $656 net of taxes for the three months ended June 30, 2005 compared to $237,283 in net income for the three months ended June 30, 2004 net of taxes.  The decrease in net income from discontinued operations is a result of operating margin generated from revenues realized and included in the June 2004 quarter, where those businesses are not part of our operations in 2005.

Net Income (Loss)

Overall, for the quarter ended June 30, 2005 we had a net loss of $748,906 compared to a net loss of for the quarter ended June 30, 2004 of $349,076 for the reasons described above.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue

We had total revenue of $10,242 for the six months ended June 30, 2005, as compared to $236,092 for the six months ended June 30, 2004, a decline of $225,850.

Grant Revenue: Grant revenue has consisted predominately of SBIR funding activity through the National Institutes of Health. There was no grant revenue for the six months ended June 30, 2005 compared to $225,536 for the corresponding period in 2004. The decrease in PCT grants and services revenue was primarily related to the completion of work in early and mid-2004 on two Phase-II SBIR Grants resulting in a lower level of research conducted under SBIR research grants in 2005.  We expect to continue to submit new SBIR and other research grant proposals to fund future research.

PCT products & services:   Product revenue totaled $10,242 for the six months ended June 30, 2005, compared to $10,556 for the corresponding period of 2004. Product revenue in 2005 and 2004 included lease payments from one customer and sales of PULSE™ Tubes from several customers. There were no Barocycler™ sales in the six months ended June 30, 2005 and 2004.

Cost of Grant Services

We did not perform any services or incur any costs under grant projects during the six months ended June 30, 2005 compared to six months ended June 30, 2004.

Cost of PCT Products and Services

The cost of PCT products and services was $27,687 in the six months ended June 30, 2005 compared to $35,019 for the comparable period of 2004. The decrease in 2005 was primarily the result of a reduced sales volume and lower inventory reserves taken in the 2005 versus 2004 period.

Research and Development

PCT related research and development expenditures decreased to $217,618 in the six months ended June 30, 2005 from $432,771 for the comparable period of 2004. The decrease was primarily due to the lower level of research and development expenditures related to the SBIR grants as described above, reduced headcount and other spending in response to reduction in revenues, and more efficient expenditures on the development of the new bench top Barocycler™ through our outsourcing partner, Source Scientific, LLC. As described elsewhere, in connection with the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. During the six months ended June 30, 2005 we incurred charges of approximately $170,000.

Selling and Marketing

PCT related selling and marketing expenses decreased to $53,636 for the six months ended June 30, 2005 from $125,880 for the comparable period of 2004. The decrease was due to reduced headcount, a reduction in trade shows attended, and less marketing materials.

General and Administrative

General and administrative costs for the six months June 30, 2005 totaled $1,031,990, compared to $622,000 for the same period of 2004, an increase of $409,990.   The increase was primarily due to a compensation charge of $400,000 relating to payments made to Mr. Schumacher (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years.

Operating Loss from Continuing Operations

The operating loss of the PCT business was $1,320,689 in the six months ended June 30, 2005 as compared to an operating loss of $979,578 for the comparable period in 2004. The increase in the operating loss for the six months ended June 30, 2005 compared to the same period of 2004 was primarily due to the compensation charge of $400,000 resulting from payments made to Mr. Schumacher described above partially offset by lower research and development costs along with lower sales and marketing expenses.

Other Operating Charges, net

The non-PCT related activities of PBI Source Scientific, Inc., which reflects the activity of Source Scientific, LLC, had an operating loss of $387,637 for the six months ended June 30, 2005, as compared to an operating loss of $302,996 for the six months ended June 30, 2004. The increased loss was the result of lower revenues caused by a delay in orders and reduced margins generated by Source Scientific LLC.

Net Interest (Expense)/Income

Net interest income totaled $115,888 for the six months ended June 30, 2005 as compared to net interest expense of $47,432 for the six months ended June 30, 2004. Increased net interest income was in part the result of interest earned on investments from proceeds associated with the sale of our BBI Diagnostics and BBI Biotech (BBI Core Businesses) to SeraCare. In addition, we recognized the benefit of accrued interest related from the Director / CEO’s loan receivable totaling $40,121 for the six months in 2005.   Additionally, in 2004 the interest payment on our line of credit totaled $50,970.

Income Taxes

For the six months ended June 30, 2005 we recorded a tax benefit on the loss from continuing operations of $455,136 compared to a benefit in the six months ended June 30, 2004 of $244,036 related to our operating loss from continuing operations.  In 2004, as a result of the sale of certain assets and liabilities to SeraCare, and the resulting gain on the sale, we estimated and paid taxes of $3.2 million.  Additionally, we maintained a full valuation allowance for our deferred tax assets largely comprised of temporary differences in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations. We have, however, elected to record a tax benefit at this time as we anticipate utilizing carry back losses anticipated in 2005 to recover taxes recorded and paid in 2004.

Discontinued Operations

Net income from discontinued operations was $5,335 net of taxes for the six months ended June 30, 2005 compared to $581,159 in net income for the six months ended June 30, 2004 net of taxes.  The decrease in net income from discontinued operations is a result of operating margin generated from revenues and margin realized from the former BBI Diagnostics and BBI BioTech operations which are included in the six months 2004 financial statements, where those businesses are not part of our 2005 operations.

Net Income (Loss)

Overall, for the six months ended June 30, 2005 we had a net loss of $1,131,967 compared to a net loss of for the six months ended June 30, 2004 of $504,811 for the reasons described above.

LIQUIDITY AND FINANCIAL CONDITION

As a result of the completion of the Company’s tender offer on February 17, 2005, our working capital position, as of June 30, 2005, excluding restricted cash decreased to $4,489,370 from $20,975,566 as of December 31, 2004.  The decrease was a result of the use of cash in the repurchase of shares from stockholders. We believe however, that the current amount of our working capital is adequate to meet our business plan through 2006.

Net cash used by operating activities for the six months ended June 30, 2005 was $619,728 as compared to net cash used by operations of $843,400 for the six months ended June 30, 2004. The cash used in operations for the first six months of fiscal 2005 was primarily in support of operating losses offset favorably by decreases in deferred costs and assets and liabilities transferred under contractual obligations.

Net cash used by investing activities for the six months ended June 30, 2005 was $38,147 and these funds were utilized to purchase capital equipment in areas of computer and related communications equipment and office furniture associated with the new corporate headquarters office in West Bridgewater, Massachusetts and laboratory and office equipment in our laboratory in Gaithersburg, Maryland.

Net cash used in financing activities for the six months ended June 30, 2005 was $16,319,626 as compared to cash provided from financing activities of $37,913 for same period of fiscal 2004. In February 2005, we utilized approximately $16.3 million to complete our issuer tender offer in which we purchased from stockholders 5,203,001 shares of our common stock, which included 754,275 shares issued upon exercise of stock options.

Net cash used in discontinued operations for the six months ended June 30, 2005 was $47,020 as compared to cash provided from discontinued operations of $244,286 for same period of fiscal 2004.  The decrease in net income from discontinued operations is a result of operating margin generated from revenues and margin realized from the former BBI Diagnostics and BBI Biotech operations which are included in the six months 2004 financial statements, where those businesses are not part of the Company’s 2005 operations.

Investment in V.I. Technologies (former Panacos Pharmaceuticals Investment)

On June 11, 2005, V.I. Technologies, Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on June 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex Common Stock, after giving effect to the merger, and before giving effect to Vitex’s 1:10 reverse stock split, which was announced on June 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split as of June 30, 2005 we owned 1,012,920 shares of Vitex common stock in place of our Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by us, which are being held in escrow per the Merger Agreement. On June 30, 2005, the closing price of Vitex common stock was $5.40 per share as quoted on the Nasdaq National Market.

On August 9, 2005 we announced that between July 19, 2005 and August 3, 2005 we sold an aggregate of 232,792 shares of Vitex for which we received approximately $1,771,000 in cash proceeds, net of charges and commission.  We continue to hold an additional 628,190 shares of Vitex, and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals. The closing price per share of Vitex common stock as reported on the Nasdaq National Market on August 8, 2005 was $7.42.  We may decide to sell additional shares from time to time, based on market conditions, our financial needs and plans, and other considerations we deem relevant.

Related Party Transaction

As of June 30, 2005, the Company evaluated the recoverability of a $1,000,000 loan receivable together with associated accrued interest of $174,382 from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable and accrued interest as of June 30, 2005. Interest is accrued at a rate of prime plus 2%, or 8% at June 30, 2005. The Company’s review included an evaluation of the collateral associated with the loan, which consists of common stock of Pressure BioSciences. In February 2005, Mr. Schumacher repaid in full a loan outstanding between an entity controlled by him and a financial institution with proceeds from the sale of 130,000 shares of the Company’s common stock in connection with the Company’s tender offer completed on February 11, 2005. As a result, the Company maintains a first priority security interest in this collateral previously held by the financial institution, which consists of 489,659 shares of common stock of Pressure BioSciences as of June 30, 2005.

In connection with our evaluation of the recoverability of our loan receivable and associated accrued interest, we performed a test for impairment of our loan receivable together with associated accrued interest by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of our common stock after taking into account factors that may affect our ability to sell such stock in the event we were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing our impairment test, we determined that the loan receivable together with associated accrued interest was not impaired. The ultimate value that we may recover is dependent on numerous factors including our stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of our President and Chief Executive Officer. Based on our assessment as of June 30, 2005, we estimate that the value of the collateral approximates the amount of our recorded loan receivable and accrued interest.  If actual market conditions are less favorable, our stock price declines or other factors arise that are significantly different than those experienced as of June 30, 2005, an impairment of the loan receivable together with associated accrued interest is likely to be required.  We plan to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in our stock price, ranging from a low of $2.50 per share to a high of $3.97 per share since June 30, 2005.

On June 30, 2005, we entered into a letter agreement with  Mr. Schumacher pursuant to which we agreed to pay Mr. Schumacher a lump sum payment of $400,000 (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years. Immediately following this payment on July 7, 2005, Mr. Schumacher paid us all unpaid interest accrued to June 30, 2005 in the amount of $174,382 on his $1,000,000 outstanding indebtedness to us. Mr. Schumacher agreed to release us from any and all claims.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. FAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for Small Business Issuers for the first fiscal year that begins after December 15, 2005. The Company is currently evaluating the method of adoption and the impact of FAS 123(R) on its financial position and results of operations.  The Company plans to continue to evaluate the form of any stock based incentive compensation it may offer in the future and its impact on the Company.

In May 2005, the FASB issued FASB Statement No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. We will apply the provisions of this statement should it incur any accounting changes or should the need arise to correct errors.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies we utilized in the preparation of the accompanying financial statements are set forth in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2004, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  There have been no material changes to these policies since December 31, 2004, except as follows:

Investment in Marketable Securities

Our investment in long term marketable securities currently reflects our holdings of V.I. Technologies common stock.  Previously, we held shares in Panacos Pharmaceuticals, a private company, and its holdings were reflected on a cost basis as presented on the December 31, 2004 balance sheet.  As a result of V.I. Technologies acquisition of Panacos Pharmaceuticals shares during 2005, and our subsequent receipt of V.I. Technologies shares, a NASDAQ publicly traded company, our investment is now accounted for under Financial Accounting Standard 115 (Accounting for Certain Investments in Debt and Equity Securities), as available for sale. At June 30, 2005 the fair value of the shares of common stock of Vitex we held was approximately $5.5 million based on the $5.40 closing price per share of Vitex common stock as reported on the Nasdaq National Market on June 30, 2005.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-KSB, except as follows:

On May 5, 2005, we entered into a lease agreement (the “Lease”) with Saul Holdings Limited Partnership, pursuant to which have agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.

In June 2004, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. Under the agreement, it was estimated that we would pay $25,000 per month as an offset for services rendered by Source Scientific, LLC.  The maximum amount that we committed to pay to Source Scientific, LLC during the term of the agreement was $350,000. Since June 2004, we have paid Source Scientific, LLC an aggregate of approximately $525,000 under this agreement.  Accordingly, we have no further minimum commitments under the agreement.  We expect to continue to utilize the services of Source Scientific, LLC for our pressure cycling technology products.

The following is a summary of our future contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	More than 1 year

Lease for Maryland operating office (1)	$61,340	$61,340	0
Obligations relating to Discontinued Operations (2)	89,697	55,697	34,000

Total Contractual Obligations	$151,037	$117,037	$34,000

(1)  On May 5, 2005 we entered into a lease with Saul Holdings Limited Partnership and agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We will pay base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the Lease, plus $1,245 per month for operating expense.

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $89,697 as of June 30, 2005.   See also Note 3b in the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-QSB.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from our President and Chief Executive Officer; our belief that we have sufficient liquidity to finance operations through 2006;  the amount of cash necessary to operate our business; our ability to raise additional capital when and if needed;  our plans to continue to utilize the services of Source Scientific, LLC; our plans and expectations with respect to sales of our pressure cycling technology products and services; our plans and expectation with respect to the use of our available cash; and the anticipated future financial performance of our company and products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our best estimates and assumptions only as of the date of this report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based.

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

•                  The market price of Vitex common stock could decline and we may be able to sell Vitex shares at such times or prices as we may desire.

•                  The shares of Vitex common stock currently held in escrow may not be released to us in September 2006.

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

 None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on June 16, 2005 (the “Meeting”). At the Meeting, the stockholders elected one Class III director to hold office until the 2008 Annual Meeting of Stockholders and until his successor is duly elected and qualified and to adopt the Company’s 2005 Equity Incentive Plan.  The voting results with respect to each matter were as follows:

Proposal 1 - In the election of directors, Mr. Richard T. Schumacher was elected as a Class III director, with 1,905,410 shares voting in favor and 41,269 shares withheld.   The terms of each of Mr. J. Donald Payne, Mr. P. Thomas Vogel, R. Wayne Fritzche and Calvin A. Saravis all continued following the Meeting.  Mr. Kevin W. Quinlan’s term expired at the Meeting.

Proposal 2 - The proposal to adopt the Company’s 2005 Equity Incentive Plan was approved by the stockholders as follows:

For	Against	Abstained	Broker Non-Votes(1)
1,003,071	73,303	6,292	864,013

(1) The affirmative vote of the majority of the shares present in person or represented by proxy at the Meeting and entitled to vote on the proposal was required to pass Proposal 2.  Significantly fewer shares voted on Proposal 2 than voted on Proposal 1, the election of directors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposal 2, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits		Reference

10.1

Letter Agreement dated June 30, 2005 by and between Pressure BioSciences and Richard T. Schumacher filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

*
10.2

Flex Space Office Lease dated May 5, 2005 by and between Saul Holdings Limited Partnership and Pressure BioSciences, Inc. filed as Exhibit 10.1 to the Company’s Current Report on  Form 8-K filed with the Securities and Exchange Commission on May 11, 2005.

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

PRESSURE BIOSCIENCES, INC.
(Registrant)

Date:	August 15, 2005	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer and Treasurer

		By:	/s/ Steven E. Hebert
Steven E. Hebert
Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)