Form 10QSB
period 2005-09-30
PRESSURE BIOSCIENCES INC
filed 2005-11-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

☒ Yes       ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 8, 2005 was 2,424,189.

Transitional Small Business Disclosure Format (check one):

☐ Yes      ☒ No

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and as of December 31, 2004

Condensed Consolidated Statements of Operation for the Three Months and Nine Months Ended September 30, 2005 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements as of September 30, 2005 (Unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,090,097	$21,201,790
Restricted cash	163,296	29,816
Accounts receivable, less allowances of $115,907 and $205,000	9,666	213,532
Inventories (net)	343,948	157,817
Investments in marketable securities	1,766	3,553
Escrow deposit related to sale of assets to SeraCare	1,108,486	—
Prepaid income taxes	189,253	—
Income tax receivable	122,666	—
Prepaid expenses, deposits, and other current assets	83,386	161,028
Total current assets	8,112,564	21,767,536

Property and equipment, net	60,019	19,793

OTHER ASSETS:
Intangible assets, net	437,712	474,188
Assets transferred under contractual arrangements	1,387,531	1,319,997
Escrow deposit related to sale of assets to SeraCare	—	1,096,756
Investments in marketable securities available for sale	6,661,517	9,178
Total other assets	8,486,761	2,900,119

TOTAL ASSETS	$16,659,344	$24,687,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,432	$41,272
Accrued employee compensation	71,633	86,525
Accrued SeraCare liabilities	251,669	46,259
Other accrued expenses	139,069	305,038
Income taxes payable	—	175,011
Liabilities from discontinued operations	54,888	108,049
Total current liabilities	594,691	762,154

LONG TERM LIABILITIES
Liabilities from discontinued operations	34,000	34,000
Deferred tax liability	2,575,220	—
Liabilities transferred under contractual arrangements	1,057,437	499,148
Total Long Term Liabilities	3,666,657	533,148

Total Liabilities	4,261,348	1,295,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 2,424,189 and 6,872,915 issued and outstanding, respectively	24,242	68,729
Additional paid-in capital	6,027,020	22,286,395
Loan receivable and accrued interest from Director / CEO	(1,000,000)	(1,134,262)
Accumulated other comprehensive income	4,080,142	—
Retained earnings	3,266,592	2,171,284

Total stockholders’ equity	12,397,996	23,392,146

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$16,659,344	$24,687,448

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30		September 30
	2005	2004	2005	2004

REVENUE:
PCT Products, services, other	$11,742	$2,383	$21,984	$12,939
Grant Revenues	—	66,518	—	292,054
Total revenue	11,742	68,901	21,984	304,993

COSTS AND EXPENSES:
Cost of PCT products & services	33,966	20,654	61,653	55,673
Research and development	156,529	239,315	374,147	672,087
Selling and marketing	39,954	12,278	93,590	138,158
General and administrative	320,195	140,597	1,361,157	762,597
Stock based compensation	—	281,737	—	281,737
Total operating costs and expenses	550,644	694,581	1,890,547	1,910,252

Operating loss from continuing operations	(538,902)	(625,680)	(1,868,563)	(1,605,259)

OTHER INCOME (EXPENSES):
Realized gain on securities available for sale	2,838,491	—	2,838,491	—
Other operating (charges), net	(140,648)	(30,612)	(528,285)	(333,607)
Interest income	62,699	11,705	187,559	15,243
Interest expense	—	(18,483)	—	(69,453)
Total other income (expenses)	2,760,542	(37,390)	2,497,765	(387,817)

Income (loss) from continuing operations before income taxes	2,221,640	(663,070)	629,202	(1,993,076)

Income tax (provision) benefit from continuing operations	(912,671)	—	(457,535)	244,036

Income (loss) from continuing operations	1,308,969	(663,070)	171,667	(1,749,040)
Discontinued operations:
(Loss) / income from discontinued operations (net of income tax benefit of $1,720 and provision of $913 for the three and nine months ended in 2005, and provision of $79,281 and $165,851 respectively for the three and nine months ended in 2004)	(3,340)	(440,212)	1,995	140,946

Gain on sale of net assets related to discontinued operations (includes effect of income taxes refunds of $921,648 in 2005, and net of income taxes accrued of $3,925,200 in 2004)	921,648	15,868,025	921,648	15,868,025
Net income from discontinued operations	918,308	15,427,813	923,643	16,008,971

Net income	$2,227,277	$14,764,743	$1,095,310	$14,259,931

Income / (loss) per share from continuing operations - basic	$0.54	$(0.10)	$0.05	$(0.26)
Income per share from discontinued - basic	$0.38	$2.25	$0.30	$2.34
Net income per share, basic	$0.92	$2.15	$0.35	$2.08

Income / (loss) per share from continuing operations - diluted	$0.52	$(0.10)	$0.05	$(0.26)
Income per share from discontinued - diluted	$0.36	$2.25	$0.30	$2.34
Net income per share, diluted	$0.88	$2.15	$0.35	$2.08

Weighted average number of shares used to calculate basic per share (loss) / income	2,424,189	6,824,075	3,157,495	6,843,329

Weighted average number of shares used to calculate diluted per share (loss) / income	2,537,987	6,824,075	3,202,101	6,843,329

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30		September 30
	2005	2004	2005	2004
Other Comprehensive Income:

Net income	$2,227,277	$14,764,743	$1,095,310	$14,259,931

Unrealized gain on marketable securities during the period	1,194,772	—	6,655,362	—

Less: Income tax related to items of other comprehensive income	(611,472)	—	(2,575,220)	—

Total other comprehensive income, net of taxes	583,300	—	4,080,142	—

Comprehensive income	$2,810,577	$14,764,743	$5,175,452	$14,259,931

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES

(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,095,310	$14,259,931
Less income from discontinued operations	923,643	16,008,971
Income (loss) from continuing operations	171,667	(1,749,040)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities :

Depreciation and amortization	61,248	115,203
Stock based compensation	—	281,737
Provision for doubtful accounts	—	250
Realized gain on sale of marketable securities	(2,838,491)	—
Accrued interest received on loan outstanding from Director / CEO	134,262	—

Changes in operating assets and liabilities:
Accounts receivable	203,867	(8,629)
Inventories	(186,131)	35,783
Investments in marketable securities	1,787	3,243
Income tax receivable	(122,666)	—
Prepaid income taxes	(189,253)	—
Escrow deposits and deferred costs	(11,729)	—
Prepaid expenses and other current assets	77,640	34,869
Assets and liabilities transferred under contractual obligations, (net)	490,755	(8,095)
Other accrued expenses	(165,969)	306,363
Income tax payable	(175,011)	—
Accounts payable	36,160	(113,568)
Accrued employee compensation	(14,891)	21,505
Accrued expenses due Seracare	205,409	—
Deferred tax liability	—	(100,364)
Net cash used in operating activities	(2,321,346)	(1,180,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(64,998)	—
Proceeds from sale of marketable securities	2,841,510	—
Net cash provided by investing activities	2,776,512	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	86,905
Use of funds in repurchase of common stock & warrants	(16,303,862)	—
Escrow deposits related to sale of assets Seracare	—	(2,503,632)
Restricted cash due SeraCare	(133,480)	—

Net cash used in financing activities	(16,437,342)	(2,416,728)

DECREASE IN CASH AND CASH EQUIVALENTS:	(15,982,176)	(3,597,470)
Change in cash and cash equivalents provided by discontinued operations	870,483	28,225,626
Cash and cash equivalents, beginning of period	21,201,790	967,185
Cash and cash equivalents, end of period	$6,090,097	$25,595,341

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

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2004.

Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”) between the Company, PBI Biotech Research Laboratories, Inc., and SeraCare Life Sciences, Inc. (“SeraCare”), the Company completed the sale of substantially all of the assets and selected liabilities of its PBI Diagnostics and PBI Biotech divisions to SeraCare (the “Asset Sale”).  In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004.  The accompanying unaudited condensed consolidated financial statements have been reclassified to report the results of operations for the PBI Diagnostics and PBI Biotech divisions (also referred to as “business units”) as discontinued operations.

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating (charges), net” in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific LLC for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)).

As a result of the above transactions, the unaudited condensed consolidated financial statements included herein, and the accompanying notes to such condensed consolidated financial statements, report the results of the Company’s remaining operations, which consist of all pressure cycling technology (PCT) related activities, including the PCT related activities of PBI Source, PBI BioSeq, and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  As described above, operating results of PBI Source, excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other operating charges, net” hereunder. The operating results of the Company’s PBI Diagnostics and PBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment (sold in February 2001) are reported as “Discontinued Operations” hereunder.   Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

As of September 30, 2005, the Company had $6,090,097 invested in US Treasury money market funds and certificates of deposits which were in increments of less than $100,000 and insured under the FDIC.

The Company’s policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds and certificates of deposit.  Investments purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value.

The Company’s restricted cash of $163,296 consisted of payments from customers of its former business units who inadvertently remitted payments to the Company in error. The cash is deposited in the Company’s lockbox system, analyzed, and where appropriate, remitted to SeraCare in a timely fashion. The balances reflected are those affected by timing of funds transferred to SeraCare. At the time the cash is classified as restricted, a corresponding liability is established to have no effect on net assets of the Company.

Investment in Marketable Securities

The Company’s investment in marketable securities reflects its holdings of common stock of Panacos Pharmaceuticals Inc. (formerly V.I. Technologies (“Vitex”)), a publicly traded company listed on the Nasdaq National Market.  The Company held shares in Panacos Pharmaceuticals Inc. (Panacos), a private company prior to its merger with Vitex in March 2005, and this investment was reflected on a cost basis as presented on the December 31, 2004 financial statements.  As a result of Vitex’s merger with Panacos Pharmaceuticals in March 2005, and the Company’s subsequent receipt of shares of Vitex common stock in exchange for all of its shares of Panacos, the Company’s investment commencing with the first quarter of fiscal 2005 has been accounted for under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, as available for sale. At September 30, 2005 the fair value of the Company’s remaining shares of Panacos common stock was approximately $6.7 million based on the closing price of $9.74 per share of Panacos common stock as reported on the Nasdaq National Market on September 30, 2005 (See Note 11).

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

As the Company accounts for its plans under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, no compensation cost has been recognized under SFAS 123 because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.  SFAS 123 was amended by SFAS 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”, which requires companies to disclose in interim financial statements the pro forma effect on net income per common share of the estimated fair market value of stock options or warrants issued to employees. Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income per share would have been impacted by the pro forma amounts indicated below:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004
Net income - as reported	$2,227,277	$14,764,743	$1,095,310	$14,259,931
Add back: Stock-based compensation in net income, as reported	—	281,737	—	281,737
Deduct: Stock-based employee compensation expense determined under fair value based methods	(29,785)	(281,994)	(117,293)	(355,996)
Net income - pro forma	$2,197,492	$14,764,486	$978,017	$14,185,672

Basic net income per share - as reported	$0.92	$2.15	$0.35	$2.08
Basic net income per share - pro forma	$0.91	$2.15	$0.31	$2.07

Diluted net income per share - as reported	$0.88	$2.15	$0.35	$2.08
Diluted net income per share - pro forma	$0.87	$2.15	$0.31	$2.08

On June 16, 2005, the Company’s stockholders approved the Company’s 2005 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 1,000,000 shares of common stock of the Company are reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, the Company may award stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its subsidiaries and to any other persons the Board of Directors determines to have made or is expected to make contributions to the Company.  Since approval of the Plan, 360,000 options have been granted under the Plan.

(2) Recent Accounting Standards

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires all entities recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS 123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS 123(R) in the first quarter of 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.               Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.               Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At this time, we have not determined which method of adoption we will use.

(3) Discontinued Operations

(a) BBI Diagnostics and BBI Biotech Segments

On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions, previously classified as assets and liabilities held for sale as of September 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. Following the release to SeraCare of $1.4 million of the escrow funds to satisfy the final adjustment amount in February 2005, approximately $1.1 million remains in escrow until March 2006 to secure our continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

(b) Clinical Laboratory Testing Services Segment

In February 2001, the Company sold the business and certain assets and liabilities of its clinical laboratory business, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000.  The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date.  The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $89,000 as of September 30, 2005.  The major component of this accrual is for potential tax audit adjustments associated with the sale of assets and the long term record retention of medical and related records. The statute of limitations for the relevant tax year lapses in the last quarter of 2005 and will be adjusted accordingly.

(4) Assets and Liabilities Transferred Under Contractual Arrangement

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating (charges), net” in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. GAAP.   As of September 30, 2005 assets and liabilities transferred under contractual arrangement consist of the following:

September 30,
2005
Cash	$122,797
Accounts receivable, net	210,685
Inventory	559,356
Prepaid assets	106,754
Fixed assets, net	99,102
Goodwill	227,084
All other assets	61,753
Total assets transferred under contractual arrangement	1,387,531

Accounts payable	(323,149)
Accrued expenses and compensation	(268,845)
Deferred revenue	(407,583)
Equity contributions	(57,860)
Total liabilities transferred under contractual arrangement	(1,057,437)

Net assets and liabilities transferred under contractual obligations	$330,094

(5) Computation of Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potential dilutive common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options that are anti-dilutive are excluded from the calculation.

Potentially dilutive securities having a net effect of 113,798 and 44,606 common shares for the three and nine months ended September 30, 2005 are reflected below.  Options that are anti-dilutive of 24,500 and 79,000 common shares for the three and nine months ended September 30, 2005 respectively, were not included in the computation of diluted income (loss) per share for these periods because to do so would have been antidilutive.  Potentially dilutive securities having a net effect of 131,233 and 80,898 common shares for the three and nine months ended September 30, 2004 were not included in the calculation as to do so would have been anti-dilutive. Options that were anti-dilutive of 46,540 and 6,001 for the three and nine months ended September 2004 was not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Income (loss) from continuing operations, basic & diluted	$1,308,969	$(663,070)	$171,667	$(1,749,040)

Denominator:
Weighted Average Shares Outstanding, basic	2,424,189	6,824,075	3,157,495	6,843,329

Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	113,798	—	44,606	—
Weighted Average Shares Outstanding, diluted	2,537,987	6,824,075	3,202,101	6,843,329

Income (loss) per share from continuing operations, - basic	$0.54	$(0.10)	$0.05	$(0.26)

Income (loss)per share from continuing operations, - diluted	$0.52	$(0.10)	$0.05	$(0.26)

(6) Related Party Transaction

In January 2002, the Company pledged the $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of September 30, 2005, the Company maintained a $1.0 million loan receivable from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in 489,659 of Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest from Mr. Schumacher and are held as collateral. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable.

As of September 30, 2005, the Company evaluated the recoverability of the $1,000,000 loan receivable from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable and any accrued interest as of September 30, 2005. In connection with the Company’s evaluation of the recoverability of the loan receivable as of September 30, 2005 the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing the impairment test, the Company determined that the loan receivable was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of September 30, 2005, the Company estimates that the value of the collateral approximates the amount of the recorded loan receivable.  If actual market conditions are less favorable, the Company’s stock price declines or other factors arise that are significantly different than those experienced as of September 30, 2005, an impairment of the loan receivable together with associated accrued interest is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in our stock price, ranging from a low of $2.50 per share to a high of $6.70 per share from July 1, 2005 to September 30, 2005.

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

(9) Inventories

Inventories represented are primarily finished units available for sale and those units at various stages of manufacturer.  As of September 30, 2005, finished goods included Barocycler™ NEP3229 units and PULSE™ Tubes.

As of September 30, 2005, inventories were comprised as follows:

	As of	As of
	September 30,	December 31,
	2005	2004

Raw materials	$28,593	$122,253
Work-in-process	71,015	31,764
Finished goods	244,340	3,800
	$343,948	$157,817

(10) Commitments and Contingencies

Leases

On May 5, 2005, the Company entered into a lease agreement with Saul Holdings Limited Partnership to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland for a term of twelve months with a base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the lease, plus $1,245 per month for operating expenses.

Royalty Commitments

In 1998, the Company acquired all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. Net sales include the trade revenues related to units sold or leased as well as PULSE™ Tube revenues.  The Company announced the availability of its PCT products for commercial sale in the latter part of year 2002. The Company’s minimum royalty payment requirements ceased in the fourth quarter of 2003 in accordance with contractual provisions. The royalty obligation for the third quarter of 2005 was approximately $545.

Purchase Commitments

In June 2004, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for the Company’s pressure cycling technology products until September 30, 2005. Under the agreement, it was estimated that reimbursement to Source Scientific, LLC by the Company was expected to be at the rate of $25,000 per month. Since the Company has met the minimum commitment under the agreement, and there are no future minimum payments, all obligations are contingent upon actual services being rendered to us by Source Scientific LLC.  The Company expects to continue to utilize the services of Source Scientific, LLC for the Company’s pressure cycling technology products on a purchase order basis.

Indemnifications

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

On March 22, 2005, the Company received a claim for indemnification from SeraCare relating to testing and other services performed by the Company for the University of Pittsburgh prior to the sale of the BBI Diagnostics and BBI Biotech business units to SeraCare.  The claim for indemnification is for an unspecified amount relating to the cost of retesting certain of the samples previously tested by the Company.  The Company believes the cost of retesting to be not material. However, this claim for indemnification, as well as the possibility of additional notices or claims for indemnification from SeraCare could reduce or eliminate altogether the amount the Company ultimately receives from the escrow account.  If the Company is required to pay an additional amount in excess of the escrow amount, the Company will have less cash available to fund its operations, its business may be harmed and, if it is subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue the Company’s business as planned unless it is able to obtain equity or debt financing.

(11) Investments in Marketable Securities

On March 11, 2005,V.I. Technologies Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). The merger was approved by the stockholders of both Vitex and Panacos at their respective meetings on March 10, 2005. Panacos stockholders received an aggregate of approximately 227,500,000 shares of Vitex common stock, or slightly over 80% of the outstanding shares of Vitex Common Stock, after giving effect to the merger, and before giving effect to Vitex’s 1:10 reverse stock split, which was announced on March 14, 2005. The shares of Vitex common stock issued to the Panacos stockholders were registered with the Securities and Exchange Commission on a Registration Statement on Form S-4. Panacos stockholders received 6.75275 shares of Vitex common stock for each share of Panacos common or preferred stock held by them at the effective time of the merger. As a result of the merger and the subsequent reverse stock split, the Company owned 1,012,920 shares of Vitex common stock in place of its Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by the Company, or 151,938 shares, is being held in escrow per the Merger Agreement until September 2006.

On August 18, 2005, V.I. Technologies formerly changed its company name to Panacos Pharmaceticals Inc. and changed its trading symbol on the Nasdaq National Market to “PANC”.  During July and August of 2005, the Company sold 328,986 shares of Panacos stock which resulted in a realized gain of $2,838,491 during the quarter ended September 30, 2005.

On September 30, 2005, the closing price of Panacos common stock was $9.74 per share as quoted on the Nasdaq National Market. As of September 30, 2005 the Company had remaining 683,934 shares of Panacos common stock, that includes 151,938 shares held in escrow noted above, which had a fair market value of $6,661,517.

(12) Fixed Assets

Fixed assets are comprised primarily of PCT related demonstration equipment, of which one PCT BarocyclerTM NEP2017 unit has been placed with a third party pursuant to an open term rental agreement.  Depreciation on PCT demonstration units is allocated over the expected useful life of approximately two years.  Upon the Company’s sale of assets to SeraCare in September 2004 and establishment of new corporate offices, approximately $40,000 has been capitalized related to office furniture and computer and related communication equipment and $25,000 related to lab equipment. Property and equipment at September 30, 2005 consisted of the following:

As of
September 30, 2005

Laboratory and manufacturing equipment	$155,508
Office equipment	57,428
PCT demonstration equipment	210,536
423,472

Less accumulated depreciation	363,453
Net book value	$60,019

Depreciation expense for the nine months ended September 30, 2005 and 2004 was and $24,772 and $78,727, respectively.

(13) Intangible Assets

The Company has classified as intangible assets those costs associated with the fair value of certain assets of the PCT business previously acquired by the Company. Intangible assets as of September 30, 2005 reflect acquired patents and related capitalized costs associated with the Company’s pressure cycling technology are being amortized to expense on a straight line basis at the rate of $12,158 per quarter over the remaining useful life. The Company’s policy is to expense all patent related legal costs as incurred. Intangible assets at September 30, 2005 consisted of the following:

As of
September 30, 2005

PCT Patents	$778,156
Less accumulated amortization	340,444
Net Book Value	$437,712

Amortization expense for the nine months ended September 30, 2005 and 2004 was and $36,476 and $36,476 respectively.

14) Prepaid Income Tax

Following the completion and filing its 2004 federal tax return, the Company recorded prepaid income taxes of $647,479 as a gain from discontinued operations.  The prepayment reflects an overpayment of federal taxes related to the 2004 estimated tax liability and payments associated with the Company’s sale of assets to SeraCare in September 2004. In September 2005 we performed a review of our estimated 2005 tax liability which included our year to date operating loss, the Panacos shares sold during the third quarter of 2005, along with estimates for the remainder of the year and determined to apply the 2004 overpayment to the estimated 2005 tax obligation of $458,226, resulting in a net prepaid income tax of $189,253 as of the quarter ended September 30, 2005.

15) Income Tax Receivable

Pursuant to completing and filing its 2004 state tax returns, the Company recorded an income tax receivable of $122,666.  The overpayment is related to taxes paid to the State of Maryland and associated to the allocation of the 2004 sale of assets to SeraCare and estimated tax liability and payments made in December 2004. The Company has applied for a refund.

(16) Stockholders’ Equity

Pursuant to the completion of the Company’s tender offer on February 11, 2005, 5,203,001 shares were purchased from shareholders at $3.50 per share which included 754,275 shares issued upon exercise of stock options.  The Company utilized approximately $16.3 million of available cash, net of proceeds from the exercise of the stock options, to complete the transaction.  The purchase of the shares was accounted for under the treasury method and cost in excess or par value for the common shares was charged to additional paid in capital.

Recent Business Developments

On November 3rd and November 4th, 2005 the Company sold an aggregate of 100,000 shares of Panacos stock for which we received approximately $882,990, net of charges and commission.  We continue to hold an additional 431,996 shares of Panacos and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals. The closing price per share of Panacos common stock as reported on the Nasdaq National Market on November 8, 2005 was $8.83.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Following the closing of the sale of the assets and selected liabilities of BBI Diagnostics and BBI Biotech to SeraCare Life Sciences on September 14, 2004, the transfer of certain assets and liabilities of PBI Source Scientific, Inc. to Source Scientific, LLC and subsequent sale of 70% of our ownership interests of Source Scientific, LLC in June 2004, our operations now consist primarily of our pressure cycling technology (PCT) business. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of PBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating charges, net” hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February, 2001), are reported as “Discontinued Operations” hereunder. Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

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

To date, we have primarily applied PCT to the area of sample preparation for genomics and proteomics. We have also developed scientific collaborations with several leading laboratories and academic institutions in the United States, which we expect will remain ongoing in 2005 and beyond. We further expect that the data generated by our collaborators will be publicly released in scientific publications and presentations, and that this could have an important positive impact on future sales of our PCT products. We have investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and believe we have demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing. We have obtained thirteen US and four foreign patents containing multiple claims covering the foregoing areas.

As of September 30, 2005 we have invested in excess of $12.4 million in the development of our pressure cycling technology since 1997, with the funds coming from both internal and public sources. To date, we have received seven Small Business Innovative Research (“SBIR”) grants from the National Institutes of Health (“NIH”) aggregating approximately $2,000,000 (including two SBIR Phase II grants each in excess of $750,000) to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium sample preparation. Most recently, in May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism. We have recently submitted proposals for three additional SBIR research grants and one non-SBIR grant and intend to continue to submit proposals to obtain grants in the future.  The review process generally takes six months for a proposal to receive feedback regarding the grants.

In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. Sales of these products have been extremely limited. To date we have leased one and sold two pressure cycling technology systems (“PCT Sample Preparation System”) and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products have been adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™, (2) the limited amount of research data available demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints prior to 2005, (6) current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our company during 2003 and 2004, (8) the focus of our resources on other projects, including the sale of our BBI Diagnostics, BBI Biotech, and selected assets and liabilities of our laboratory instrumentation business units, a process that began in October 2002 and was completed in September 2004, (9) the time required to complete post-transaction issues related to the sale of BBI Diagnostics and BBI Biotech, and (10) the effort required during 2005 to restructure the Company including the effort to build a new corporate infrastructure.

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

To increase market awareness of our products, in June 2005 we initiated a program to place up to twelve Barocycler™ NEP3229 units in selected strategic customer sites by December 31, 2005 for a three month trial period, a period of time that we believe is sufficient to provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument.

From June to September 2005, we installed four bench top instruments under a “reagent rental agreement”, whereby the “collaborating sites” have full use of the instrument in their own facility, have agreed to purchase a certain number of PULSE™ Tubes over the trial period, and have further agreed to use the PCT Sample Preparation System to generate data for public dissemination.  In October 2005, we installed an additional two units in collaborating sites under the reagent rental Agreement. In September 2005 we received the first purchase order for the PCT Sample Preparation System, which the Company delivered and installed on October 6, 2005. On November 1, 2005, we received a signed lease agreement for a second instrument.  The Company believes that it will be successful in placing the remaining units prior to December 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

We had total revenue of $11,742 for the three months ended September 30, 2005, as compared to $68,901 for the three months ended September 30, 2004.

PCT products & services:   Product revenue totaled $11,742 for the three months ended September 30, 2005, compared to $2,383 for the corresponding period of 2004. Product revenue in 2005 and 2004 includes lease payments from one customer and sales in 2005 of PULSE™ Tubes to five customers in association with the collaboration agreements noted previously. There were no Barocycler™ sales in the quarters ended September 30, 2005 or September 30, 2004.

Grant Revenue:  Grant revenue has consisted predominately of SBIR (Small Business Innovation Research) funding activity through the National Institutes of Health. Grant revenue is reflective of high research and development costs, and consists predominately of “cost plus” contacts.  There was no grant revenue for the three months ended September 30, 2005 compared to $66,518 for the corresponding period in 2004. The decrease in PCT grants and services revenue was primarily related to the completion of work in early and mid-2004 on two Phase-II SBIR Grants resulting in a lower level of research conducted under these grants.  We expect to continue to submit new SBIR and other research grant proposals to fund future research. The review process generally takes six months for a proposal to receive feedback regarding the grants.

During the three months ended September 30, 2005, we placed 3 additional bench top instruments under a “reagent rental agreement”, whereby the “collaborating sites” have full use of the instrument in their own facility, have agreed to purchase a certain number of PULSE™ Tubes over the trial period, and have further agreed to use the PCT Sample Preparation System to generate data for public dissemination.

Cost of PCT Products and Services

The cost of PCT products and services was $33,966 for the three months ended September 30, 2005 compared to $20,654 for the comparable period in 2004. The increase in 2005 was primarily the result of a higher sales volume of PULSE™ Tubes related to increased PULSE™ Tube revenues, transportation costs related to rental units of Barocycler™ units pursuant to reagent rental agreements, and the inclusion of field support and deployment costs related to the placement of collaboration site units.

Cost of Grant Revenue

We did not perform any services or incur any costs under grant projects during the third quarter of 2005.  Costs of grant projects billed in the third quarter of 2004 are included in research and development.

Research and Development

PCT related research and development expenditures decreased to $156,529 in the three months ended September 30, 2005 from $239,315 for the comparable period of 2004.  The decrease was primarily due to the lower level of research and development expenditures on SBIR grants as described above, reduced headcount, and more efficient expenditures on the development of the new bench top Barocycler™ through our outsourcing partner, Source Scientific, LLC. As described elsewhere, in connection with the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005.  Since we have met the minimum commitment under the agreement, and there are no future minimum payments; all obligations are contingent upon actual services being rendered to us by Source Scientific LLC. We do expect to continue to utilize the services of Source Scientific, LLC for the continued development and manufacture of the Company’s pressure cycling technology products.

Selling and Marketing

PCT related selling and marketing expenses increased to $39,954 for the three months ended September 30, 2005 from $12,278 for the comparable period of 2004, an increase of $27,676. This increase was due to higher headcount, increased attendance at trade shows, and the cost of placement activities for collaboration sites.

General and Administrative

General and administrative costs totaled $320,195 for the three months ended September 30, 2005, as compared to $140,597 for the comparable period of 2004, an increase of $179,598.  This increase was primarily due to an increase in headcount, costs of a new corporate office, and other infrastructure expenses not present in the same quarter 2004.

Stock Based Compensation

In conjunction with the Asset Sale on September 14, 2004, the Company’s Board of Directors voted to extend the termination date of all stock options granted to employees of BBI Diagnostics and BBI Biotech to the later of 90 days from the closing of the SeraCare transaction or the termination of the contemplated tender offer. In accordance with the provisions of FASB Interpretation No. 44, we recognized non-cash stock-based compensation of $281,737 in the third quarter of 2004.  There were no charges for the three months ended September 30, 2005.

Operating Loss from Continuing Operations

The operating loss of the PCT business was $538,902 for the three months ended September 30, 2005 as compared to an operating loss of $625,680 for the comparable period in 2004, a decrease in loss of $86,778. The decrease in the operating loss for the three months ended September 30, 2005 compared to the same period of 2004 was primarily due to higher charges in 2004 related to the non-cash stock based compensation charge referred to above offset somewhat by increased selling and general administrative expenses.

Gain on Sale of Securities

In the three months ended September 30, 2005, we recorded a gain on the sale of 328,986 shares of our Panacos Pharmaceuticals shares available for sale (formerly V.I. Technologies).  The shares sold in the three month period generated a gain of $2,838,491.  We recorded a tax liability related to the sale of the securities in the quarter of $1,088,360 reflected in tax provision. As indicated in our press release of August 9, 2005, we continue to monitor the stock price and sales volume of Panacos, and may decide to sell additional shares from time to time.

Other Operating (Charges), net

The non-PCT related activities of PBI Source Scientific, Inc., which reflects the activity of Source Scientific, LLC, had an operating loss of $140,648 for the three months ended September 30, 2005, as compared to an operating loss of $30,612 for the three months ended September 30, 2004. The increased loss was the result of lower revenues caused by a delay in orders at Source Scientific LLC.

Interest Income / (Expense)

Interest income totaled $62,699 for the three months ended September 30, 2005.  There was no interest expense for the three months ended September 30, 2005.  Interest income totaled $11,705 for the three months ended September 30, 2004 which was offset by interest expense of $18,483 for the same period. Increased interest income was in part the result of interest earned on investments from the proceeds associated with the sale of our BBI Diagnostics and BBI Biotech business units to SeraCare and interest earned on cash proceeds related to the sale of shares in Panacos Pharmaceuticals’ stock.

In the third quarter of 2005, we have recognized the benefit of accrued interest paid related to the Director / CEO’s loan receivable in the amount of $21,147. In 2004, accrued interest related to the loan receivable was not recognized.  Additionally, in 2004 we incurred an interest payment on a previous line of credit totaling $18,483.

Income Taxes

In the quarter ended September 30, 2005 we recorded a net tax provision of $921,671.  We recorded a tax provision of $1,088,360 as a result of the sale of securities which was somewhat offset by a tax benefit of $175,689 related to the operating loss for the period.  There was no benefit recorded in the same quarter of 2004.

Income (loss) from discontinued operations

The amounts associated with the sale of our BBI Diagnostics and BBI Biotech business units to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as previously described above.

For the three months ended September 30, 2005, the net loss from discontinued operations was $3,340, as compared to a net loss of $440,212 for the same period in 2004.  The decrease in net loss from discontinued operations is a result of negative operating margin generated from revenues realized of our former BBI Diagnostics and BBI Biotech business units included in the September 2004 quarter. These businesses are not part of our operations in 2005.

Gain on Sale of Net Assets Related to Discontinued Operations

For the three months ended September 30, 2005, we recorded a benefit of $921,648 for the overpayment of 2004 tax estimates related to the sale of net assets in 2004.  The impact resulted from the utilization of favorable treatment of tax credits, utilization of installment sale tax treatment related to sale of assets, and treatment of the sale of the company’s 70% interest in Source Scientific LLC.   For the third quarter of 2004, we recorded a benefit for the sale of the BBI Diagnostics and BBI Biotech business units of $15,868,025 net of tax estimates of $3,925,200.

Net Income

Overall, for the quarter ended September 30, 2005 we realized net income of $2,227,277 compared to net income for the quarter ended September 30, 2004 of $14,764,743 for reasons outlined above.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

We had total revenue of $21,984 for the nine months ended September 30, 2005, as compared to $304,993 for the nine months ended June 31, 2004, a decline of $283,009.

PCT products & services:   Product revenue totaled $21,984 for the nine months ended September 30, 2005, compared to $12,939 for the corresponding period of 2004. Product revenue in 2005 and 2004 included lease payments from one customer and sales of PULSE™ Tubes from several customers pursuant to the collaboration agreements in place. There were no Barocycler™ sales in the nine months ended September 30, 2005 or 2004.

Grant Revenue: Grant revenue has consisted predominately of SBIR funding activity through the National Institutes of Health. There was no grant revenue for the nine months ended September 30, 2005 compared to $292,054 for the corresponding period in 2004. The decrease in PCT grants and services revenue was primarily related to the completion of work in 2004 on two Phase-II SBIR Grants resulting in a lower level of research conducted under SBIR research grants in 2005.  We expect to continue to submit new SBIR and other research grant proposals to fund future research. The review process generally takes six months for a proposal to receive feedback regarding the grants.

Cost of Grant Services

We did not perform any services or incur any costs under grant projects during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  Costs related to grant activities in 2004 have been included in research and development.

Cost of PCT Products and Services

The cost of PCT products and services was $61,653 in the nine months ended September 30, 2005 compared to $55,673 for the comparable period of 2004. The increase in 2005 was primarily the result of a higher sales volume of PULSE™ Tubes related to increased PULSE™ Tube revenues,  amortization costs related to rental units of Barocycler™ units pursuant to reagent rental agreements, and the inclusion of increased field support and deployment costs related to the placement of collaboration site units.

Research and Development

PCT related research and development expenditures decreased to $374,147 in the nine months ended September 30, 2005 from $672,087 for the comparable period of 2004. The decrease was primarily due to the lower level of research and development expenditures related to the SBIR grants as described above, reduced headcount, and decreased expenditures on the development of the new bench top Barocycler™ through our outsourcing partner, Source Scientific, LLC. As described elsewhere, in connection with the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. During the nine months ended September 30, 2005 we incurred charges of approximately $170,000.

Selling and Marketing

PCT related selling and marketing expenses decreased to $93,950 for the nine months ended September 30, 2005 from $138,158 for the comparable period of 2004. The decrease was due to reduced headcount, a reduction in trade shows attended in first half of 2005 verses 2004, and lower production of marketing materials.

General and Administrative

General and administrative costs for the nine months ended September 30, 2005 totaled $1,361,157 compared to $762,597 for the same period of 2004, an increase of $598,560.   This increase was primarily due to a compensation charge of $400,000 relating to payments made to Mr. Schumacher (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years. In addition, we provided reimbursement of $94,985 in the first quarter of 2005 to Mr. Schumacher for certain legal bills incurred relative to his termination as Chairman and Chief Executive Officer of PBI on February 13, 2003.

Stock Based Compensation

In conjunction with the Asset Sale on September 14, 2004, the Company’s Board of Directors voted to extend the termination date of all stock options granted to employees of BBI Diagnostics and BBI Biotech to the later of 90 days from the closing of the SeraCare transaction or the termination of the contemplated tender offer. In accordance with the provisions of FASB Interpretation No. 44, we recognized non-cash stock-based compensation of $281,737 in the third quarter of 2004.

There were no charges for the nine months ended September 30, 2005.

Operating Loss from Continuing Operations

The operating loss of the PCT business was $1,868,563 for the nine months ended September 30, 2005 as compared to an operating loss of $1,605,259 for the comparable period in 2004. The increase in the operating loss for the nine months ended September 30, 2005 compared to the same period of 2004 was primarily due to increased general and administrative costs as described above, together with the establishment of basic infrastructure to support the new corporate office.

Gain on Sale of Securities

For the nine months ended September 30, 2005, we recorded a gain on the sale of 328,986 shares of our Panacos Pharmaceuticals shares. The shares sold in the nine months ended September 30, 2005 generated a gain of $2,838,491. We recorded a tax liability from the sale of the securities in the nine month period of $1,088,360.  As of September 30, 2005, we had a total of 683,934 Panacos shares remaining, including shares held in escrow 151,938.  As indicated in our press release of August 9, 2005, we continue to monitor the stock price and sales volume of Panacos, and may decide to sell additional shares from time to time.

Other Operating (Charges) net

The non-PCT related activities of PBI Source Scientific, Inc., which reflects the activity of Source Scientific, LLC, had an operating loss of $528,285 for the nine months ended September 30, 2005, as compared to an operating loss of $333,607 for the nine months ended September 30, 2004. The increased loss was the result of lower revenues caused by a delay in orders and reduced margins generated by Source Scientific LLC.

Interest Income / (Expense)

Interest income totaled $187,559 for the nine months ended September 30, 2005.  There was no interest expense for the nine months ended September 30, 2005.  For the nine months ended September 30, 2004 we had $15,243 of interest income offset by $69,453 of interest expense incurred as interest payment on a previous line of credit terminated in September 2004.  Increased interest income was in part the result of interest earned on investments from the proceeds associated with the sale of our BBI Diagnostics and BBI Biotech business units to SeraCare and interest earned on cash proceeds related to the sale of shares in Panacos Pharmaceuticals’ stock.

Additionally, in the nine months ended September 30, 2005, we have recognized the benefit of accrued interest paid related to the Director / CEO’s loan receivable in the amount of $69,453. In 2004, accrued interest related to the loan receivable was not recognized.

Income Taxes

For the nine months ended September 30, 2005 we recorded a net tax provision of $457,535 on income from continuing operations, as compared to a benefit in the nine months ended September 30, 2004 of $244,036 related to our operating losses from continuing operations. We recorded a tax provision of $1,088,360 as a result of the sale of securities which was somewhat offset by a tax benefit of $630,825 related to the operating loss for the nine months ending September 30, 2005.  In 2004, as a result of the sale of certain assets and liabilities to SeraCare, and the resulting gain on the sale, we estimated and paid taxes of approximately $3.2 million.  Historically, we maintained a full valuation allowance for our deferred tax assets largely comprised of temporary differences in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations. We elected to record a tax benefit at this time as we anticipate utilizing the tax benefit from operating losses to mitigate the tax effect related to the gain on sale of Panacos securities sold.

Income (loss) from discontinued operations

The amounts associated with the sale of our BBI Diagnostics and BBI Biotech business units to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” as previously described above.

For the nine months ended September 30, 2005, the net income from discontinued operations was $1,995, as compared to net income of $147,946 for the same period in 2004.  The decrease in net income from discontinued operations is a result of operating margin generated from revenues of our former BBI Diagnostics and BBI Biotech business units realized and included in the September 2004 quarter. These businesses are not part of our operations in 2005.

Gain on Sale of Net Assets Related to Discontinued Operations

In the nine months ended September 30, 2005, we recorded a benefit of $921,648 for the overpayment of 2004 tax estimates related to the sale of net assets in 2004.  The impact resulted from the favorable treatment of ACE credits, utilization of installment sale tax treatment related to sale of assets, and tax treatment of its sale of our

70% interest in Source Scientific LLC.   For the same nine month period of 2004, we recorded a benefit for the sale of the BBI Diagnostics and BBI Biotech operating units of $15,868,025 net of tax estimates of $3,925,200.

Net Income

For the nine months ended September 30, 2005 we realized net income of $1,095,310 compared to net income for the nine months ended September 30, 2004 of $14,259,931 for the reasons discussed above.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2005, our working capital position was $7,354,577 (excluding restricted cash of $163,296), a decrease of $10,917,278 from our working capital position of $20,975,566 as of December 31, 2004. This decrease in working capital was primarily a result of the use of cash for the repurchase of shares from stockholders as part our tender offer in February 2005.

Net cash used in continuing operations for the nine months ended September 30, 2005 was $2,321,346 as compared to net cash used by operations of $1,180,743 for the nine months ended September 30, 2004. The cash used in operations for the first nine months of fiscal 2005 was to support on-going operations.

Net cash provided by investing activities for the nine months ended September 30, 2005 was $2,776,512.  The sale of Panacos shares provided $2,841,510 in the third quarter, while funds of $64,998 were utilized to purchase property and equipment associated with the new corporate headquarters office in West Bridgewater, Massachusetts and our new laboratory and office space in Gaithersburg, Maryland, along with laboratory equipment for the Gaithersburg facility.

Net cash used in financing activities for the nine months ended September 30, 2005 was $16,437,342 as compared to cash used in financing activities of $2,416,728 for same period of 2004. In February 2005, we utilized approximately $16.3 million to complete our issuer tender offer in which we purchased from stockholders 5,203,001 shares of our common stock, which included 754,275 shares issued upon exercise of stock options.

Net cash provided by discontinued operations for the nine months ended September 30, 2005 was $870,483 as compared to net cash provided from discontinued operations of $28,225,626 for same period of 2004.  The decrease in net cash from discontinued operations in 2005 was the result of the generation of cash from the sale of net assets in September 2004.

Investment in Panacos Pharmaceuticals (former V.I. Technologies Investment)

On June 11, 2005, V.I. Technologies, Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). As a result of the merger and a subsequent reverse stock split, we received 1,012,920 shares of Vitex common stock in place of our Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by us, are being held in escrow per the Merger Agreement. On September 30, 2005, the closing price of Panacos common stock was $9.74 per share as quoted on the Nasdaq National Market. On August 18, 2005, V.I. Technologies formerly changed its company name to Panacos Pharmaceuticals Inc. and changed its trading symbol on the Nasdaq National Market to “PANC”.

In July and August 2005 we sold an aggregate of 328,986 shares of Vitex for which we received $2,841,510 in cash proceeds, net of charges and commission.  On November 3, and November 4, 2005 the Company sold an aggregate of 100,000 shares of Panacos stock for which we received approximately $882,990, net of charges and commission.  We continue to hold an additional 431,996 shares of Panics and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the Marth 10, 2005 merger between Vitex and Panacos Pharmaceuticals.  The closing price per share of Panacos common stock as reported on the Nasdaq National Market on November 8, 2005 was $8.83.

Related Party Transaction

As of September 30, 2005, we evaluated the recoverability of a $1,000,000 loan receivable (originating January 1, 2003 at an average interest rate of 6.5% per annum) from Mr. Richard T. Schumacher, a Director and our current President and Chief Executive Officer, which is reflected on our balance sheet in stockholders’ equity as of September 30, 2005. Our review included an evaluation of the collateral associated with the loan, which consists of common stock of Pressure BioSciences. In February 2005, Mr. Schumacher repaid in full a loan outstanding between an entity controlled by him and a financial institution with proceeds from the sale of 130,000 shares of our common stock in connection with our tender offer completed on February 11, 2005. As a result, we currently maintain a first priority security interest in this collateral previously held by the financial institution, which currently consists of 489,659 shares of common stock of Pressure BioSciences.

In connection with the Company’s evaluation of the recoverability of the loan receivable as of September 30, 2005, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing the impairment test, the Company determined that the loan receivable was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of September 30, 2005, the Company estimates that the value of the collateral approximates the amount of the recorded loan receivable.  If actual market conditions are less favorable, the Company’s stock price declines or other factors arise that are significantly different than those experienced as of September 30, 2005, an impairment of the loan receivable together with associated accrued interest is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in our stock price, ranging from a low of $2.50 per share to a high of $6.70 per share from July 1, 2005 to September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES

The critical accounting policies we utilized in the preparation of the accompanying financial statements are set forth in Part II, Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2004, under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation”.  There have been no material changes to these policies since December 31, 2004, except as follows:

Investment in Marketable Securities

The Company’s investment in marketable securities reflects its holdings of common stock of Panacos Pharmaceuticals Inc. (formerly V.I. Technologies (“Vitex”)), a publicly traded company listed on the Nasdaq National Market.  The Company held shares in Panacos Pharmaceuticals (Panacos), a private company prior to its merger with Vitex in March 2005, and this investment was reflected on a cost basis as presented on the December 31, 2004 financial statements.  As a result of Vitex’s merger with Panacos Pharmaceuticals in March 2005, and the Company’s subsequent receipt of shares of Vitex common stock in exchange for all of its shares of Panacos, the Company’s investment commencing with the first quarter of fiscal 2005 has been accounted for under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, as available for sale. At September 30, 2005, the fair value of the Company’s remaining shares of Panacos common stock was approximately $6.7 million based on the closing price of $9.74 per share of Panacos common stock as reported on the Nasdaq National Market on September 30, 2005.

CONTRACTUAL OBLIGATIONS

There have been no material changes to our contractual obligations and commitments from those described in our Annual Report on Form 10-KSB, except that we entered into a lease agreement dated May 5, 2005 (the “Lease”) with Saul Holdings Limited Partnership, pursuant to which have agreed to lease approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.

The following is a summary of our future contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	More than 1 year

Lease for Maryland operating office (1)	$42,144	$42,144	0
Obligations relating to Discontinued Operations (2)	88,888	54,888	34,000
			0
Total Contractual Obligations	$131,032	$97,032	$34,000

(1)  On May 5, 2005 we entered into a lease with Saul Holdings Limited Partnership for approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We will pay base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the Lease, plus $1,245 per month for operating expense.

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $89,500 as of September 30, 2005.   See also Note 3b of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements which involve risks and uncertainties, including statements regarding the Company’s plans, objectives, expectations and intentions.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements made regarding the expected recovery and value of the loan receivable from our President and Chief Executive Officer; our belief that we have sufficient liquidity to finance operations through 2006;  the amount of cash necessary to operate our business; our ability to raise additional capital when and if needed;  our plans and expectations with respect to sales of our pressure cycling technology products and services; our plans and expectations with respect to the use of our available cash; and the anticipated future financial performance of our company and products.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our best estimates and assumptions only as of the date of this report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based.

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

•                  The market price of Panacos common stock could decline and we may be unable to sell Panacos shares at such times or prices as we may desire.

•                  The shares of Panacos common stock currently held in escrow may not be released to us in September 2006.

•                  We may not be able to compete successfully.

•                  We currently have very few employees and our future success is dependent on the continued services of Richard T. Schumacher, our President and Chief Executive Officer.

•                  We rely on third parties for our manufacturing, engineering and other related services.

•                  In connection with the sale of our BBI Diagnostics and BBI Biotech business units, we continue to be exposed to contingent liabilities up to an amount equal to the purchase price for the BBI Diagnostics and BBI Biotech business units, which could prevent us from pursuing our remaining business operations in the event an indemnification claim is brought against us.

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

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits

Reference
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

PRESSURE BIOSCIENCES, INC.
(Registrant)

Date: November 14, 2005	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer and Treasurer

	By:	/s/ Steven E. Hebert
Steven E. Hebert
Vice-President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)