Form 10KSB
period 2005-12-31
PRESSURE BIOSCIENCES INC
filed 2006-03-31
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _______________________

Commission file number   000-21615

PRESSURE BIOSCIENCES, INC.
(Name of Small Business Issuer in its Charter)

Massachusetts	04-2652826

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

321 Manley Street, West Bridgewater, Massachusetts	02379-1040

(Address of Principal Executive Offices)	(zip code)

(508) 580-1818

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
Preferred Share Purchase Rights

(Title of Class)

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

          Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.    Yes   ☐    No   ☒

          Pressure BioSciences Inc.’s revenues for the most recent fiscal year ended 2005 were $105,526.

          The aggregate market value of the voting and non-voting common stock held of the registrant at February 28, 2006 was $9,333,128 based on the closing price of the common stock as quoted on the Nasdaq Capital Market on that date. As of February 28, 2006, there were 2,424,189 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Part III of this Form 10-KSB incorporates information by reference from the issuer’s definitive proxy statement which will be filed no later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No   ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Pressure BioSciences, Inc., a Massachusetts corporation formerly known as Boston Biomedica, Inc., and, unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

•	our plans and expectations with respect to our pressure cycling technology operations;
•	market acceptance and the potential for commercial success of our PCT products;
•	our belief that we have sufficient liquidity to finance operations based upon current projections;
•	the expected recovery and value of the loan receivable from our President and Chief Executive Officer;
•	the amount of any claims for indemnification made or to be made by SeraCare Life Sciences (“SeraCare”) under the Asset Purchase Agreement between us, PBI Biotech Research Laboratories and SeraCare;
•	the amount of cash necessary to operate our business;
•	our ability to raise additional capital when and if needed;
•	general economic conditions; and
•	the anticipated future financial performance and business operations of our company.

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

Introduction

          We are developing and marketing applications of our proprietary pressure cycling technology (PCT) for nucleic acid and protein extractions in multiple industries and applications. Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes (together, the PCT Sample Preparation System, or the PCT SPS) to release nucleic acids and proteins from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing.

          To date, we have primarily applied PCT to the area of sample preparation for genomics and proteomics. We have also developed scientific collaborations with several leading laboratories and academic institutions in the United States, which we expect will remain ongoing in 2006 and beyond. We further expect that the data generated by our collaborators will be publicly released in scientific publications and presentations, and that this could have an important positive impact on future sales of our PCT products. We have investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and believe we have demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing. We have obtained thirteen US and four foreign patents containing multiple claims covering the foregoing areas.

          In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. From September 2002 until June 2005, sales of these products were extremely limited. During this time, we leased one and sold two PCT Sample Preparation Systems and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products were adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™ NEP2017, (2) the limited amount of research data available during that time demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) then current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our company during 2003 and 2004, (8) the focus of our resources on other projects, including the sale of our primary business units, a process that began in October 2002 and was completed in September 2004, (9) the time required to complete post-transaction issues related to the sale of our primary business units, and (10) the effort required during  the first half of 2005 to restructure the Company, including the effort to build a new corporate infrastructure.

          To address some of these factors associated with the disappointing sales of the Barocycler™ NEP 2017, we developed a less expensive and smaller, bench top version of the Barocycler™, the NEP3229, which we expect facilitates an easier and quicker purchase decision by potential customers. We have also generated additional research data to support our sales efforts and this research effort will continue and expand in 2006 and the foreseeable future. We believe that the new bench top Barocycler™ will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable instrument that still provides the quality, reproducibility, and safety of the NEP 2017 PCT SPS.

          To increase market awareness of our products, in June 2005 we initiated a program to place up to twelve Barocycler™ NEP3229 units in selected strategic customer sites for trial periods of three months or longer, which we believe will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument.  During 2005, we placed nine bench top instruments under an “Evaluation Agreement”, whereby a “collaborating site” has full use of the instrument in their own facility, has agreed to purchase a certain number of PULSE™ Tubes over the trial period, and has further agreed to use the PCT Sample Preparation System to generate data for public dissemination. During the second half of 2005, we sold three PCT Sample Preparation Systems to customers involved in the Evaluation Program.

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

Business Developments

          Prior to September 2004, we were engaged primarily in the business of providing products and services to help ensure the accuracy of laboratory test results for infectious diseases such as AIDS and viral hepatitis. Our core operations consisted of our BBI Diagnostics and BBI Biotech business units. These two business units, which collectively represented approximately 97% of our revenues for fiscal 2003 and 2004, are collectively referred to herein as the “BBI Core Businesses”. Our BBI Diagnostics business unit developed manufactured, marketed and sold quality control products used to monitor and measure the performance of infectious disease test kits. Our BBI Biotech business unit, which was operated through BBI Biotech Research Laboratories, Inc. (now known as PBI Biotech Research Laboratories, Inc.), one of our wholly owned subsidiaries, performed research and development support for quality control products and specialty reagents, molecular and cellular biology services, blood and tissue processing, repository services, clinical trials for domestic and foreign test kits and device manufacturers, and contract research for the National Institutes of Health (NIH). Our other business units included our PCT business unit and our laboratory instrumentation business unit operated through our wholly owned subsidiary, PBI Source Scientific, Inc. (formerly known as BBI Source Scientific, Inc.), which designed, developed, manufactured and marketed laboratory instruments, primarily consisting of readers and washers and other small medical devices used in hospitals and clinics and in research, environmental and wine and food testing laboratories.

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

          In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff. As part of the Source Scientific Agreement, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for PBI’s PCT products until September 30, 2005. Since September 2005, Source Scientific, LLC has continued to provide these services without a formal extension of our agreement. The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase PBI’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over PBI’s initial ownership value, provided that they have first paid off the Notes in their entirety.

          In September 2004, we completed the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech divisions to SeraCare pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”), for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Core Businesses. The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. We retained all of our assets not relating to the BBI Core Businesses, including: all assets relating to our pressure cycling technology activities; intercompany receivables and payables; a $1.0 million loan receivable plus accrued interest from Richard T. Schumacher, our President and Chief Executive Officer and a director; our passive stock ownership interest in Panacos Pharmaceuticals, Inc. (subsequently V.I. Technologies, and then, renamed Panacos Pharmaceuticals, Inc.); our 30% ownership interest in Source Scientific, LLC, the newly formed limited liability company which purchased substantially all of the assets of BBI’s Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of our cash and cash equivalents. In connection with the sale to SeraCare in September 2004, we changed our legal name to Pressure BioSciences, Inc.

          In November 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. We objected to certain calculations in the closing balance sheet, including, without limitation, SeraCare’s calculation of accounts receivable and inventory. In December 2004, we settled our dispute with SeraCare concerning the collectibility of accounts receivable sold to SeraCare in connection with the Asset Purchase Agreement. We agreed that, solely for purposes of settling our dispute with SeraCare, $412,192 of accounts receivable would be deemed past due, therefore resulting in an adjustment to the purchase price requiring us to pay SeraCare that amount. We also agreed that the $412,192 deficiency would be released from the $2.5 million held in escrow; thereby leaving approximately $2.1 million remaining in escrow. In February 2005, we further agreed with SeraCare to settle our remaining differences relating to the closing balance sheet, including the calculation of inventory, by releasing to SeraCare an additional $1,000,000 from the escrow account. Additionally, the parties released all claims they may have had against the other with respect to the closing balance sheet and certain other representations and warranties contained in the Asset Purchase Agreement relating to the closing balance sheet items. The remaining escrow funds of approximately $1.1million were released to the Company on March 15, 2006.

          On February 11, 2005, we completed an issuer tender offer and purchased from stockholders 5,210,001 shares of our common stock for an aggregate purchase price of $16.3 million, which included 761,275 shares issued upon exercise of stock options. As a result of the completion of the tender offer, immediately following payment for the tendered shares, we had 2,424,189 shares of common stock outstanding. As a result of the number of shares that were tendered and accepted for purchase in the tender offer, we did not comply with the continued listing requirements of the Nasdaq National Market because we did not meet the $10 million stockholders’ equity requirement pursuant to Rule 4450(a)(3) of the Nasdaq Marketplace Rules. After reviewing the listing requirements of the Nasdaq Capital Market, we applied to voluntarily move from the Nasdaq National Market to the Nasdaq Capital Market. On March 24, 2005, the staff of the Nasdaq Listing Qualifications Department notified us that it approved our application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq Capital Market. Our common stock commenced trading on the Nasdaq Capital Market under its current trading symbol “PBIO” on March 30, 2005.

          Following the sale of our BBI Core Businesses and our laboratory instrumentation business, our operations consist primarily of our PCT operations. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating (charges), net” hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February 2001), are reported as “Discontinued Operations” hereunder. Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

Recent Business Developments

          On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining amount held in escrow from the sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare on September 14, 2004.

          On March 1, 2006, we entered into a lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems located in Woburn, Massachusetts.  The lease period will expire on December 31, 2006.  PBI will pay $2,350 per month for the use of these facilities.

          On February 1, 2006, we entered into an agreement with the University of New Hampshire, pursuant to which the University of New Hampshire agreed to perform certain research and development services to us through December 31, 2006. Subject to the terms of the agreement, we will pay the University of New Hampshire an aggregate of $157,850 during the term of the agreement.

          On December 15, 2005, our Board of Directors accepted the resignation of Steven E. Hebert, Vice President - Finance, Chief Financial Officer and Assistant Treasurer, effective as of December 31, 2005. Mr. Hebert informed us that he resigned to pursue new opportunities in a field outside of the life sciences industry.

          On June 11, 2005, V.I. Technologies, Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). As a result of the merger and a subsequent reverse stock split, we received 1,012,920 shares of Vitex common stock in place of our Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by us, is being held in escrow per the Merger Agreement. On August 18, 2005, V.I. Technologies formerly changed its company name to Panacos Pharmaceuticals Inc. and changed its trading symbol on the Nasdaq National Market to “PANC”.

          In 2005, we sold an aggregate of 441,086 shares of Vitex for which we received $3,833,712 in cash proceeds, net of charges and commission.  We continue to hold an additional 419,896 shares of Panacos and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals.  On December 31, 2005, the closing price of Panacos common stock was $6.93 per share as quoted on the Nasdaq National Market.

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

          In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. This floor model instrument was designed as a front-end sample preparation tool for genomic and proteomic systems.  The NEP 2017 can process as many as six samples in five minutes, is computer controlled, and the temperature/cycles/pressure parameters can be customized to enhance the extraction process, maximize yields, and maintain the integrity of bio-molecules released during processing.  In 2002, the Company released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. Sales of these products have been extremely limited.  Between 2002 and 2003, we leased one and sold two Barocycler™ NEP2017 PCT Sample Preparation Systems and a limited number of PULSE™ Tubes, which in total generated approximately $169,000 of product revenue.

          To address the limited sales volume associated with the Barocycler™ NEP 2017, we completed the development of a less expensive and smaller, bench top version of the Barocycler™, the NEP 3229, which we believe may facilitate an easier and quicker purchase decision by potential customers. We have also generated additional research data to support our sales efforts. The bench top version of the Barocycler™ NEP 3229 is compact enough to fit on a normal laboratory workbench, inside a six-foot laminar flow hood, or on the shelf of a standard laboratory cold room, is capable of processing up to three samples simultaneously, and uses the same PULSE™ Tubes as the NEP 2017. The NEP 3229 has an external chiller hook-up, automatic fill and dispense valves, and a microprocessor with an easy-to-use keypad. We believe that the new bench top Barocycler™ will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable, lower throughput instrument that can provide the quality, reproducibility, and safety of the NEP 2017 PCT Sample Preparation System.  The NEP 3229 was released for commercial sale in the third quarter of 2005.

         Our 2004 service revenues reflect NIH grant revenues associated with developing technology in the area or pressure cycling sample technology.   In 2004, the we reflected revenues from SBIR grants from the NIH totaling approximately $390,000 to develop PCT in the areas of microbial inactivation, sample processing, and Mycobacterium tuberculosis sample preparation.  In May 2004 we were awarded a $150,000 SBIR Phase I grant to study the use of PCT in applications to combat bio-terrorism. We continue to submit proposals for additional SBIR research grants and intend to continue to submit proposals to obtain grants in the future.

Research and Development

          Our research and development activities are focused on maximizing the commercial opportunities of our pressure cycling technology in two distinct areas: (1) continued development of core competency in existing PCT applications, with significant focus in genomic and proteomic sample preparation, and (2) basic research to expand the applicability of PCT into new areas. In addition, we will conduct research to improve the existing instrumentation and to develop or modify instrumentation for new applications.  We believe that continued investment in research and development is essential to our strategy of developing additional applications for PCT, and in developing additional protocols, uses, and instrumentation for existing applications.  We also believe that additional investment in research and development is essential for filing additional patent claims, demonstrating commercial proof-of-concept, and in developing our proprietary technology and capabilities.

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

          During 2005 and 2004, we spent $498,584 and $419,936, respectively, in connection with our research and development activities.

          In February 2006, we entered into a research and development agreement with the University of New Hampshire with a focus on our patented and novel Pressure Cycling Technology. The cost of the contract is $157,850; the contract period runs from February 1 to December 31, 2006. Under the agreement, UNH will direct its efforts in the following five areas: (1) improvements in the design and functionality of our patent-pending, single-use PULSE Tubes, (2) reduction in the weight and size of our current bench top Barocycler NEP3229 instrument, (3) assistance in the development of a compact, lightweight, and portable Barocycler “field” unit, (4) further investigation of the mechanisms of action of the PCT process, and (5) the generation, presentation, and publication of data relating to the extraction of nucleic acids, proteins, and small molecules by PCT from a wide variety of difficult specimens currently being studied by a number of scientists on the UNH campus.

Sales and Marketing

          We initiated our plans to attend several national and regional industry expositions this year at which we presented data, demonstrated our products, and unveiled our new instrumentation releases.  We believe that industry acceptance of PCT and its many applications will depend to a great extent on scientific publications and presentations made by independent experts in the life sciences field.  Consequently, we expect to support the development of data by independent leaders in the field with strategic collaborative studies and research agreements between Pressure BioSciences and such recognized leaders.  To help ensure the success of this marketing program and to support the sales team, assuming we have available funds, we hired an experienced capital equipment product manager and business development director, as well as technical personnel.

          To increase market awareness of our products, in June 2005 we initiated a program to place up to twelve Barocycler™ NEP3229 units in selected strategic customer sites for trial periods of three months or longer, which we believe will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument.  During 2005, we placed nine bench top instruments under an “Evaluation Agreement”, whereby a “collaborating site” has full use of the instrument in their own facility, has agreed to purchase a certain number of PULSE™ Tubes over the trial period, and has further agreed to use the PCT Sample Preparation System to generate data for public dissemination. During the second half of 2005, we sold three PCT Sample Preparation Systems to customers involved in the Evaluation Program.  More recently, in February 2006, the University of New Hampshire purchased the Barocycler NEP3229 bench top sample preparation system that had previously been leased by the University in November 2005.

          In December 2005, we signed a one year distribution agreement with Veritas Corporation of Tokyo, Japan. Under the terms of the Agreement, we granted Veritas exclusive distribution rights to all our products in Japan until December 31, 2006, including the Barocycler NEP3229 Bench Top model. As part of the Distribution Agreement, Veritas purchased two Bench Top Barocycler NEP3229 units.  Veritas will use both instruments for demonstration, training, and instructional purposes.

Customers

          We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing. We also believe that this technology can be applied to a wide range of commercial applications. Our customers include academic laboratories, government agencies, and pharmaceutical and biotechnology companies.

Manufacturing and Operations

          During 2004 and 2005, engineering and manufacturing of instrumentation was performed by Source Scientific, LLC. We expect to continue to utilize the services of Source Scientific, LLC for our pressure cycling technology products.

Competition

          We believe we are subject to two significant sources of competition.

          First, we compete with companies that have existing technologies for the extraction of nucleic acids and proteins from “hard-to-lyse” cells and tissues, including methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution.  We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of biomolecules of interest, and limited applicability to different sample types, ease-of-use, non-reproducibility, and cost.  We believe that the PCT Sample Preparation System offers a number of major advantages over these methods, including labor reduction, temperature control, precision, reproducibility, versatility, efficiency, simplicity, and safety. Many of our competitors have greater capital resources, research and development staff and facilities, and more experience in genomics and proteomics sample preparation, protein purification, pathogen inactivation, immunodiagnostics, and DNA sequencing.  To compete, we must be able to demonstrate to potential customers that our products provide improved performance and capabilities.

          Second, there currently exist a number of companies that offer competitive sample extraction combined with purification technologies to the life sciences industry.  However, we believe that no other company has a system with the desirable features of the Barocycler™ instrument and the PULSE™ Tube and the capability of processing such a wide a variety of “hard-to-lyse™” samples.  Furthermore, to our knowledge, there is no system presently available other than the PCT Sample Preparation System that has shown the potential to release high molecular weight protein complexes for proteomic studies.

          We believe that our PCT Sample Preparation System is a novel and enabling system for genomic and proteomic sample preparation.  As such, many users of current manual techniques will need to accept a “paradigm shift” to change to our technology.  We are also aware that the cost of the PCT Sample Preparation System is significantly greater than the cost of many of the manual techniques currently employed.  Consequently, we focus our sales efforts on those product attributes that we believe will be most important and appealing to potential customers namely versatility, reproducibility, and safety.

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

Employees

          We currently have eight employees, lead by Mr. Richard T. Schumacher, our President and Chief Executive Officer, plus a Vice President of Marketing and Business Development, a Director of Research & Development, a Director of Sales, three research and development employees, and one technical support  specialist.  We believe we have assembled a strong scientific and technical team that has considerable skill and understanding relating to both the mechanisms underlying the biophysical effects of pressure on bio-molecules, as well as the design and development of PCT instrumentation and consumables.  We believe this team, in collaboration with colleagues at evaluation sites, customer sites, and other research laboratories, has advanced our understanding of the potential application of our PCT technology in several significant areas in the life sciences field.   However, our ultimate success will be dependent on our ability to market and sell our PCT products.  We expect to hire additional sales, financial (including a new chief financial officer) and support personnel in 2006.  Because of our limited staff and the knowledge and background necessary to successfully develop, market, and sell our pressure cycling technology products and services, we believe that our future success is dependent upon the continued services of Mr. Schumacher and our ability to engage and retain qualified sales, financial and support personnel.

ITEM 2.	DESCRIPTION OF PROPERTY.

          Our corporate offices are currently located at 321 Manley Street, West Bridgewater, Massachusetts 02379.  We are leasing this space on a month to month basis as a tenant-at-will.

          On May 5, 2005, we entered into a lease with Saul Holdings Limited Partnership for approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We are paying base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the Lease, plus $1,245 per month for operating expense.

          On March 1, 2006, we entered into a lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems located in Woburn, Massachusetts.  The lease period expires on December 31, 2006.  We are paying $2,350 per month for the use of these facilities.

ITEM 3.	LEGAL PROCEEDINGS.

          We are not currently involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

          Our common stock, par value $0.01 per share, was traded on the Nasdaq National Market from October 1996 through March 29, 2005.  On March 30, 2005, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq Capital Market.  Our common stock commenced trading on the Nasdaq Capital Market on March 30, 2005 under the current trading symbol “PBIO”.

          The following table sets forth, for the periods indicated, the high and low sales price per share of common stock, as reported by the Nasdaq National Market through March 29, 2005 and by the Nasdaq Capital Market through December 31, 2005.

	Common Stock Price

Fiscal Year Ended December 31, 2004	High	Low

First Quarter	$3.00	$2.25
Second Quarter	$3.76	$2.53
Third Quarter	$3.41	$2.90
Fourth Quarter	$3.42	$2.79

Fiscal Year Ended December 31, 2005	High	Low

First Quarter	$3.68	$2.70
Second Quarter	$3.65	$2.28
Third Quarter	$5.00	$2.50
Fourth Quarter	$6.70	$3.30

          As of February 28, 2006, there were 20,000,000 shares of common stock authorized of which 2,424,189 shares were issued and outstanding, and held by approximately 91 stockholders of record.

          We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.  We intend to retain any earnings to finance future growth.

Recent Sales of Unregistered Securities

          During the quarter and year ended December 31, 2005, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Repurchases by Pressure BioSciences

          On December 27, 2004, we commenced an issuer tender offer to purchase up to 5,500,000 shares of our common stock. We offered to purchase these shares at a purchase price of $3.50 per share, net to the seller in cash, without interest. The tender offer was completed on February 11, 2005.  The following table below sets forth the results of our issuer tender offer.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2004 through February 11, 2005	5,210,001	(1)	$3.50	5,210,001	(1)	0

(1)	Includes 761,275 shares that were issued upon exercise of stock options.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          Overview

          We are developing and marketing applications of our proprietary pressure cycling technology (PCT) for nucleic acid and protein extractions in multiple industries and applications. Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes (together, the PCT Sample Preparation System, or the PCT SPS) to release nucleic acids and proteins from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing.

          To date, we have primarily applied PCT to the area of sample preparation for genomics and proteomics. We have also developed scientific collaborations with several leading laboratories and academic institutions in the United States, which we expect will remain ongoing in 2006 and beyond. We further expect that the data generated by our collaborators will be publicly released in scientific publications and presentations, and that this could have an important positive impact on future sales of our PCT products. We have investigated the use of PCT for the inactivation of pathogens in human blood plasma, therapeutics, and diagnostic reagents and believe we have demonstrated the technical feasibility of applying PCT to immunodiagnostics, protein purification, pathogen inactivation, food safety, and DNA sequencing. We have obtained thirteen US and four foreign patents containing multiple claims covering the foregoing areas.

          In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP 2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP 2017. From September 2002 until June 2005, sales of these products were extremely limited. During this time, we leased one and sold two PCT Sample Preparation Systems and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products were adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™ NEP2017,(2) the limited amount of research data available during that time demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP 2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) then current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our Company during 2003 and 2004, (8) the focus of our resources on other projects, including the sale of our BBI Diagnostics, BBI Biotech, and the transfer of selected assets and liabilities of our laboratory instrumentation business units, a process that began in October 2002 and was completed in September 2004, (9) the time required to complete post-transaction issues related to the sale of BBI Diagnostics and BBI Biotech, and (10) the effort required during  the first half of 2005 to restructure the Company, including the effort to build a new corporate infrastructure.

          To address some of these factors associated with the disappointing sales of the Barocycler™ NEP 2017, we developed a less expensive and smaller, bench top version of the Barocycler™, the NEP3229, which we expect facilitates an easier and quicker purchase decision by potential customers. We have also generated additional research data to support our sales efforts and this research effort will continue and expand in 2006 and the foreseeable future. We believe that the new bench top Barocycler™ will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable instrument that still provides the quality, reproducibility, and safety of the NEP 2017 PCT SPS.

          To increase market awareness of our products, in June 2005 we initiated a program to place up to twelve Barocycler™ NEP3229 units in selected strategic customer sites for trial periods of three months or longer, which we believe will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument. During 2005, we placed nine bench top instruments under an “Evaluation Agreement”, whereby a “collaborating site” has full use of the instrument in their own facility, has agreed to purchase a certain number of PULSE™ Tubes over the trial period, and has further agreed to use the PCT Sample Preparation System to generate data for public dissemination. During the second half of 2005, we sold three PCT Sample Preparation Systems to customers involved in the Evaluation Program.

          Following the closing of the sale of the assets and selected liabilities of BBI Diagnostics and BBI Biotech to SeraCare Life Sciences on September 14, 2004, the transfer of certain assets and liabilities of BBI Source Scientific, Inc. to Source Scientific,, LLC and subsequent sale of 70% of our ownership interests of Source Scientific, LLC in June 2004, our operations now consist primarily of our pressure cycling technology (PCT) business. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating (charges), net” hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February 2001), are reported as “Discontinued Operations” hereunder. Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

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

Revenue Recognition

          We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements("SAB 101") and updated by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).  Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recognized upon shipment of the products.  In addition, product revenue includes revenue related to lease units. Lease revenue is recognized upon invoice.

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

Intangible Assets

          We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired.  Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years.  We annually review our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets as of December 31, 2005 concluded that such assets were not impaired.

Long-Lived Assets and Deferred Costs

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we reviewed for impairment at December 31, 2005 and determined that such long-lived assets were not impaired.

Deferred Tax Valuation Allowance

          A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2005 for the full amount of the deferred tax asset due to the uncertainty of realization.  Although we realized taxable income generated from the sale of assets to SeraCare Life Sciences in September 2004, management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2005.  The current valuation allowance is $1,587,339.  The valuation allowance as of January 1, 2005 was $1,890,987.  The net change in the valuation allowance during the year ended December 31, 2005 was a decrease of $303,648.

Discontinued Operations

BBI Diagnostics and BBI Biotech Segments

          On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. Following the release to SeraCare of $1.4 million of the escrow funds to satisfy the final adjustment amount in February 2005, approximately $1.1 million remained in escrow to secure our continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. These funds were released to PBI on March 15, 2006.  The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Clinical Laboratory Testing Services Segment

          In February 2001, the Company sold the business and certain assets and liabilities of its clinical laboratory business, BBI Clinical Laboratories, Inc. (“BBICL”), a wholly-owned subsidiary of the Company, to a third party for an adjusted purchase price of $8,958,000.  The Company retained certain other assets and liabilities of BBICL, primarily property, plant and equipment, together with the facility lease subsequent to the closing date.  The Company wrote down all of the retained assets not otherwise redistributed to other business units to their estimated net realizable value.  The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $8,160 as of December 31, 2005.  The major component of this accrual relates to the long term record retention of medical and related records.

Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. BBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s audited consolidated balance sheet as of December 31, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating (charges), net” in the Company’s audited consolidated statements of operations for the years ended December 31, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. GAAP.

Loan Receivable from Director and Chief Executive Officer

          In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of December 31, 2005, the Company maintained a $1.0 million loan receivable from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest from Mr. Schumacher. The collateral currently consists of 489,657 shares of PBI common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable.

          As of December 31, 2005, the Company evaluated the recoverability of the $1,000,000 loan receivable from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable from Director / CEO as of December 31, 2005. In connection with the Company’s evaluation of the recoverability of the loan receivable as of December 31, 2005 the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing the impairment test, the Company determined that the loan receivable was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of December 31, 2005, the Company estimates that the value of the collateral is sufficient to collateralize the amount of the recorded loan receivable.  If actual market conditions are less favorable, the Company’s stock price declines, or other factors arise that are significantly different than those in existence as of December 31, 2005, an impairment of the loan receivable together with any associated accrued interest is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in our stock price, ranging from a low of $2.28 per share to a high of $6.70 per share from January 1, 2005 to December 31, 2005.

YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenue

     We had total revenue of $105,526 in the year ended December 31, 2005, as compared to $412,616 in the prior year, a decline of $307,090 reflecting a decrease in grant revenues.

          PCT Products, Services, Others:  Product revenue totaled $105,526 in the year ended December 31, 2005, compared to $19,310 for the corresponding period of 2004.  Product revenue in 2005 included the sale of 3 NEP 3229 PCT Sample Preparation Systems, lease payments from two other customers, and sales of PULSE™ Tubes to these customers and to collaboration sites. There were no sales of PCT Sample Preparation Systems in 2004.  To increase market awareness of our products, our strategy is to place PCT Sample Preparation Systems with potential customers for a trial evaluation period.  Although we can provide no assurances, we believe that pursuing this strategy will enable potential customers to generate data and statistical information, which will lead to additional sales of our PCT Sample Preparation System.  Of the 3 of PCT Sample Preparation Systems that we sold in 2005, 2 were purchased by the customer after a trial evaluation period.

          Grant Revenues:  There were no grant revenues in 2005.  Grant revenue in 2004 of $393,306 consisted predominately of the award of SBIR funding activity through the National Institute of Health.  The decrease in PCT grants and services revenue in 2005 was primarily related to the completion of work in 2004 on two Phase-II SBIR Grants.

Cost of PCT Products and Services

          The cost of PCT products and services was $177,350 for the year ended December 31, 2005 compared to $572,323 for the comparable period in 2004. The decrease in 2005 was predominately driven by the decrease in grant activities which accounted for $394,806 of the total decrease of $394,973.

Research and Development

          PCT related research and development expenditures increased to $498,584 in the year ended December 31, 2005 from $419,936 for the comparable period of 2004.  This increase was primarily due to the increased level of research and development expenditures on developing applications for the PCT technology.

Selling and Marketing

          PCT related selling and marketing expenses decreased to $157,493 for the year ended December 31, 2005 from $194,612 in 2004.  The decrease was due to reduced headcount, a reduction in trade shows attended in first half of 2005 verses 2004, and lower production of marketing materials. Offsetting this decrease, during January 2005, we hired one sales executive. For the years ended December 31, 2005 and 2004, the Company did not incur any material advertising costs as it remained a developmental stage company.

General and Administrative

          General and administrative costs totaled $1,691,214 in the year ended December 31, 2005, as compared to $1,336,239 in the comparable period of 2004, an increase of $354,975. The increase was primarily due to a compensation charge of $400,000 relating to payments made to Mr. Schumacher (i) as a reimbursement of costs and expenses, as well as lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years.  In addition, we provided reimbursement of $94,985 in the first quarter of 2005 to Mr. Schumacher for certain legal bills incurred relative to his termination as Chairman and Chief Executive Officer of PBI on February 13, 2003. Those compensation and reimbursed expenses were favorably offset by lower infrastructure costs in the 2005 period.

Stock Based Compensation

          In conjunction with the sale of assets and selected liabilities to SeraCare on September 14, 2004, our Board of Directors voted to extend the termination date of all stock options granted to employees of BBI Diagnostics and BBI Biotech to the later of 90 days from the closing of the SeraCare transaction or the termination of the contemplated tender offer. In accordance with the provisions of FASB Interpretation No. 44, we recognized non-cash stock-based compensation of $281,737 for 2004.  There were no charges for the twelve months ended December 31, 2005.

Operating Loss from Continuing Operations

          The operating loss of the PCT business was $2,419,115 in the year ended December 31, 2005 as compared to an operating loss of $2,392,231 in 2004. While operating expenses decreased by $280,206 in 2005 compared to 2004, the impact of lower grant activity in 2005 impacted operating performance.

Realized gain of sale of securities held for sale

          For the twelve months ended December 31, 2005, we recorded a gain on the sale of 441,086 shares of our Panacos Pharmaceuticals shares. The shares sold in 2005 generated a gain of $3,829,677. As of December 31, 2005, we had a total of 571,834 Panacos shares remaining, including 151,938 shares held in escrow. We continue to monitor the stock price and sales volume of Panacos, and may decide to sell additional shares from time to time.

Other Operating (Charges), net

          The non-PCT related activities of BBI Source Scientific, Inc., which reflects the activity of Source Scientific, LLC, had an operating loss of $477,154 for the year ended December 31, 2005, as compared to an operating loss of $442,611 for the same period of 2004.  See also Note 4 to the Consolidated Financial Statements included in Part II of Item 7 contained hereunder.

Interest Income

          Interest income totaled $269,535 for the year ended December 31, 2005 as compared to interest income of $151,576 in 2004.  The increase in net interest income was in part the result of interest earned on investments from proceeds associated with the sale of our BBI Core Businesses to SeraCare and interest earned on cash proceeds related to the sale of shares in Panacos Pharmaceuticals’ stock. In addition, in 2005, we recognized the benefit of paid interest related to the Director / CEO’s loan receivable.  In 2004, accrued interest related to the loan receivable was not recognized.

Income Tax (provision) benefit from Continuing Operations

          In the year 2005 we recorded a provision from continuing operations of $329,969 compared to a benefit of $941,350 in the comparable period in 2004.  In the year 2005, we maintained a full valuation allowance for our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations.

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

          For the year ended December 31, 2005, the net income from discontinued operations was $50,574 as compared to a net loss of $113,196 for the same period in 2004.  The net income recorded in 2005 from discontinued operations is reflective of the reversal of excess accruals related to a tax audit for which the statute of limitation expired in October 2005.

Gain on Sale of Net Assets Related to Discontinued Operations

          In 2005 we recorded a benefit of $921,648 for the overpayment of 2004 tax estimates related to the sale of net assets in 2004.  The impact resulted from the utilization of favorable treatment of tax credits, utilization of installment sale tax treatment related to sale of assets, and treatment of the sale of the Company’s 70% interest in Source Scientific LLC.   For the third quarter of 2004, we recorded a benefit from the sale of the BBI Diagnostics and BBI Biotech business units of $14,454,501 net of tax estimates of $4,354,809.

Net Income (Loss)

          Overall, for 2005, we had net income of $1,845,196 which included the gain of $3,829,677 resulting from our sale of Panacos securities. This is compared to net income of $12,712,585 which was primarily due to the sale of the BBI Diagnostics and PBI Biotech business units to SeraCare in September 2004.

LIQUIDITY AND FINANCIAL CONDITION

          Our working capital position as of December 31, 2005 was approximately $7,981,841. Our current working capital position was driven primarily by the sale in 2004 of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech business units to SeraCare for an aggregate purchase price of $30 million in cash of which $27.5 million was paid at the closing and $2.5 million initially deposited in escrow pursuant to an escrow agreement expiring in March 2006.  Since September 14, 2004, $1,412,192 has been released from escrow to SeraCare pursuant to our settlement of final closing balance sheet claims, and the proceeds and gain from the sale have been reduced accordingly.  On February 11, 2005, we completed an issuer tender offer and purchased from stockholders 5,210,001 shares of common stock for an aggregate purchase price of $16.3 million, which included 761,275 shares issued upon exercise of stock options. As a result of the completion of the tender offer, immediately following payment for the tendered shares, we had 2,424,189 shares of common stock outstanding.  In addition, working capital improved by the sale of Panacos shares, generating $3,833,712 in cash during 2005.

          Net cash used by continuing operations for the year ended December 31, 2005 was $2,828,260. The cash used in operations for 2005 was primarily a result of losses incurred.

          Net cash provided by investing activities totaled $3,512,807.  This was generated by the sale of 441,086 of the Company’s holdings in Panacos Pharmaceutical stock generating $3,833,712.  This was offset by the purchase of approximately $321,000 in capital equipment primarily used for Barocyclers for collaboration sites.

          Net cash used by financing activities for the year ended December 31, 2005 was $16,303,863.  This is largely reflective of the Company’s use of cash related to the tender offer that was completed in February 2005.

Investment in Panacos Pharmaceuticals

          On June 11, 2005, V.I. Technologies, Inc. (“Vitex”) announced that it had closed its merger with Panacos Pharmaceuticals, Inc. (“Panacos”), pursuant to the Agreement and Plan of Merger dated as of June 2, 2004, as amended on November 5, 2004, November 28, 2004, December 8, 2004, and February 14, 2005 (the “Merger Agreement”). As a result of the merger and a subsequent reverse stock split, we received 1,012,920 shares of Vitex common stock in place of our Panacos capital stock. Fifteen percent of Vitex stock owned by former owners of Panacos stock, including fifteen percent of the Vitex common stock owned by us, is being held in escrow per the Merger Agreement. On August 18, 2005, V.I. Technologies formerly changed its company name to Panacos Pharmaceuticals Inc. and changed its trading symbol on the Nasdaq National Market to “PANC”.

          In 2005, we sold an aggregate of 441,086 shares of Vitex for which we received $3,833,712 in cash proceeds, net of charges and commission.  We continue to hold an additional 419,896 shares of Panacos and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals.  On December 31, 2005, the closing price of Panacos common stock was $6.93 per share as quoted on the Nasdaq National Market.

CONTRACTUAL OBLIGATIONS

The following is a summary of our future contractual obligations as of December 31, 2005:

Contractual Obligations	Total	Less than 1 year	More than 1 year

Lease for Maryland operating office (1)	$29,425	$29,425	$0
Obligations relating to Discontinued Operations (2)	8,160	2,040	6,120

Total Contractual Obligations	$37,585	$31,465	$6,120

(1)  On May 5, 2005 we entered into a lease with Saul Holdings Limited Partnership for approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland 20877 for a term of twelve months.  We will pay base annual rent in the amount of $55,680, or $4,640 per month during the initial term of the Lease, plus $1,245 per month for operating expense.

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $8,160 of December 31, 2005.

The table above excludes obligations of Source Scientific LLC associated with leased facilities in Irvine, CA.  The term of the LLC leased facility commenced in April 2005 and runs through June 2010.  In addition certain administrative support equipment lease arrangements were entered into commencing in January 2005 and ending in November 2006.  They are as follows:

Contractual Obligations	Total	1 year or less	More than 1 year

Lease for Irvine, CA facility	$1,075,922	$226,952	$848,970
Obligations relating equipment operating leases	5,681	2,964	2,717

Total Contractual Obligations for Source, LLC	$1,081,603	$229,916	$851,687

Related Party Transaction

          In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of December 31, 2005, the Company maintained a $1.0 million loan receivable from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest from Mr. Schumacher and are held as collateral. The collateral currently consists of 489,657 shares of Pressure BioSciences common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable.

          As of December 31, 2005, the Company evaluated the recoverability of the $1,000,000 loan receivable from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable and any accrued interest as of December 31, 2005. In connection with the Company’s evaluation of the recoverability of the loan receivable as of December 31, 2005, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing the impairment test, the Company determined that the loan receivable was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of December 31, 2005, the Company estimates that the value of the collateral is sufficient to collateralize the amount of the recorded loan receivable.  If actual market conditions are less favorable, the Company’s stock price declines or other factors arise that are significantly different than those in existence as of December 31, 2005, an impairment of the loan receivable is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in our stock price, ranging from a low of $2.28 per share to a high of $6.70 per share from January 1, 2005 to December 31, 2005.

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

FORWARD-LOOKING STATEMENTS

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

          We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception in 1997. Until September 2004, we funded our pressure cycling technology activities primarily from revenue generated from our BBI Diagnostics and BBI Biotech businesses (referred to in this report as the “BBI Core Businesses”), which we sold to SeraCare in September 2004. As of February 28, 2006, we had available cash of approximately $6.2 million which excluded the escrow release form the SeraCare transaction of approximately $1.1 million which was received on March 15, 2006.

          We will need additional capital if we experience unforeseen costs or expenses, unanticipated liabilities or delays in implementing our business plan, developing our products and achieving commercial sales. We also believe that we will need substantial capital to accelerate the growth and development of our pressure cycling technology products and services. Our capital requirements will depend on many factors, including but not limited to:

•   any payments we receive from Mr. Schumacher on our $1.0 million loan receivable plus accrued interest;

•  the amount, if any, we receive in payment of the $900,000 in aggregate principal amount of promissory notes that we received in connection with the Source Scientific Agreement; to date, there have been no payments made;

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

          By selling our BBI Core Businesses to SeraCare in September 2004, we sold our business units that generated our most significant sources of revenue and profits. We are now primarily an early-stage company focused on the further development and commercialization of our pressure cycling technology products and services. Early-stage companies typically encounter problems, delays, expenses and complications, many of which may be beyond our control or may harm our business or prospects. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production, marketing and sale of our products, availability of adequate financing and competition. This increases our business risk because we are less diversified than before the sale of the BBI Core Businesses to SeraCare and because our remaining business is speculative. There can be no assurance that we will successfully complete the transition from an early-stage company to the successful commercialization of our pressure cycling technology products and services.

          Our business is dependent on the success of our pressure cycling technology products and services, which has a limited operating history and has generated substantial losses and only a limited amount of revenues to date.

          The BBI Core Businesses sold to SeraCare in September 2004 represented more than 90% of our annual revenue in each of the past two years. Our business following the sale to SeraCare leaves us dependent on the performance of our pressure cycling technology activities, which is our only operating business going forward. Our pressure cycling technology business has a limited operating history and has incurred significant losses to date. Our first products utilizing our pressure cycling technology, the Barocycler™ NEP 2017 instrument and related disposable PULSE™ Tubes, were introduced for commercial sale in September 2002. To date we have invested approximately $12.0 million towards the development of our pressure cycling technology since 1997 and we have generated only limited revenue from sales of our pressure cycling technology products and related services. We leased one and sold two Barocycler™ NEP 2017 units since it was introduced in 2002, and we leased two and sold three Bench Top NEP 3229 Sample Preparation Systems since it was introduced in 2005. In fiscal year 2004 and 2005, respectively, we generated approximately $413,000 and $106,000 in revenue from sales of our pressure cycling technology products and services (including grants). Our failure to generate revenues from sales of our pressure cycling technology products and services will adversely affect our business and may affect our ability to stay in business.

          Our pressure cycling technology business has a history of operating losses.

          Our pressure cycling technology business has experienced significant operating losses since 1997. Our ability to achieve profitability will depend, among other things, on successfully completing the development and commercialization of additional pressure cycling technology products, establishing marketing, sales and manufacturing capabilities or collaborative arrangements with others who possess such capabilities and market acceptance of our products. We currently have only seven customers who have purchased or leased our pressure cycling technology products and services. Our ability to achieve profitability will also depend upon our ability to develop additional customers for our pressure cycling technology products and services. There can be no assurance that we will be able to achieve profitability or that profitability, if achieved, can be sustained.

        Our pressure cycling technology products and services are new and have limited market awareness or acceptance.

        Our pressure cycling technology products have limited market awareness. To date, we leased one and sold two PCT Barocycler™ NEP 2017 units since commercial introduction in 2002, and we leased two and sold three Bench Top NEP 3229 PCT Sample Preparation Systems since commercial introduction in 2005. Our future success will be dependent in significant part on our ability to generate demand for our pressure cycling technology products and services and to develop additional commercial applications that incorporate our pressure cycling technology. To this end, we must increase market awareness and acceptance of our pressure cycling technology products to generate increased revenue. Our products and services require a sophisticated sales effort targeted both the scientists who would use this technology and the senior management of our prospective customers. Currently, we have one employee focused on sales and marketing and another on business development. We cannot be certain that we will have sufficient funds in the future to hire any additional sales or marketing personnel. Our sales and marketing efforts will not be successful if we are unable to attract and retain qualified sales and marketing personnel. If we are not successful in building greater market awareness or acceptance and generating increased sales, our future results of operations will be adversely affected.

        The sales cycle of our pressure cycling technology products has been lengthy and as a result, we have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

        Our current and potential customers have required several months, a much longer time than we had originally estimated, to test and evaluate our pressure cycling technology related products. This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling, and general and administrative expenses, and we have not generated any significant related revenue for these products, and we may never generate the anticipated revenue if a customer cancels or changes its plans. Factors associated with this lengthy sales cycle include the initial selling price of the PCT Barocycler™ NEP 2017 and the limited, though expanding, amount of research data presently available demonstrating the  capabilities and potential of both the PCT Barocycler™ NEP 2017 and our less expensive and smaller Bench Top NEP 3229 PCT Sample Preparation System. There can be no assurance that either the PCT Floor Model Barocylcer™ or the Bench Top model will be successful or that we will generate any significant revenue from sales of these products.

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

          We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with our employees, consultants, advisors and contractors. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, consultants, advisors or contractors develop inventions or processes independently that may be applicable to our products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection, for any reason, could have a material adverse effect on us.

          If we infringe on the intellectual property rights of others, our business will be harmed.

          There can be no assurance that the manufacture, use or sale of our pressure cycling technology products or services will not infringe patent rights of others. We may be unable to avoid infringement of the patent or other intellectual property rights of others and may be required to seek a license, defend an infringement action or challenge the validity of the patents or other intellectual property rights in court. There can be no assurance that a license will be available to us on terms and conditions acceptable to us, if at all, or that we will prevail in any patent or other intellectual property rights litigation. Patent or other intellectual property rights litigation is costly and time-consuming, and there can be no assurance that we will have sufficient resources to bring any possible litigation related to such infringement to a successful conclusion. If we do not obtain a license under such patents or other intellectual property rights, or are found liable for infringement, or are not able to have such patents declared invalid, we may be liable for significant monetary damages, may encounter significant delays in successfully commercializing and developing our pressure cycling technology products or may be precluded from participating in the manufacture, use or sale of our pressure cycling technology products or services requiring such licenses.

          We may be unable to adequately respond to rapid changes in technology.

          The introduction of products and services embodying new technology and the emergence of new industry standards may render our existing pressure cycling technology products and related services obsolete and unmarketable if we are unable to adapt to change. We may be unable to allocate the funds necessary to improve our current products or introduce new products to address our customers’ needs and respond to technological change. In the event that other companies develop more technologically advanced products, our competitive position relative to such companies would be harmed.

          We may not be able to compete successfully.

          A number of companies have developed, or are expected to develop, products that compete or will compete with our products. We will compete with companies that have existing technologies for the extraction of nucleic acids and proteins from “hard-to-lyse” cells and tissues, including methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution. We will also compete with a number of companies that offer competitive sample extraction and purification technologies to the life sciences industry. We are aware that there are additional companies pursuing new technologies with similar goals to the products developed or being developed by us. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities, more experience in genomics and proteomics sample preparation, protein purification, pathogen inactivation, immunodiagnostics, and DNA sequencing and significantly greater technical, personnel and financial resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. To compete, we must be able to demonstrate to potential customers that our products provide improved performance and capabilities. Our failure to compete successfully could harm our business and prospects.

          We currently have very few employees and our future success is dependent on the continued services of Richard T. Schumacher, our President and Chief Executive Officer.

          We currently have eight employees. Mr. Richard T. Schumacher, our founder, President and Chief Executive Officer, is involved in virtually all aspects of our business. Four of our other employees are involved in research and development, one in marketing and business development, one in technical support, and one is involved in sales. Although we believe that we currently do not need a large staff of employees at this time, we do believe we need additional sales personnel. Depending upon the availability of funds, we expect to hire additional sales personnel in 2006. If we do not have adequate funds, we will be unable to hire any additional personnel. Because of our limited staff and the knowledge and background necessary to successfully develop, market, and sell our pressure cycling technology products and services, we believe that our future success is dependent upon the continued services of Mr. Schumacher and our ability to engage and retain additional qualified sales and financial personnel. If we are unable to retain Mr. Schumacher or if we are unable to engage and retain additional qualified sales and financial personnel, we may be unable to implement our business plan, maintain our current products and service initiatives and successfully deliver new products and services in the future, and we may have difficulty staying in business.

          We rely on third parties for our manufacturing, engineering and other related services.

          Source Scientific, LLC, an instrumentation company in which we own a 30% interest, agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. Under our agreement with Source Scientific, LLC, we agreed to pay Source Scientific, LLC not less than an average of $25,000 per month for design, development and manufacturing services for our pressure cycling technology products through September 30, 2005.  Since September 30, 2005, Source Scientific, LLC has continued to provide these services to us without a formal extension of our agreement.  These services are integral to the success of our business. Since we expect that Source Scientific, LLC will manufacture our products, our success will depend, in part, on the ability of Source Scientific, LLC to manufacture our products cost effectively, in sufficient quantities to meet our customer demand when and if such demand occurs, and meeting our quality requirements. If Source Scientific, LLC experiences manufacturing problems or delays, or if Source Scientific, LLC decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace Source Scientific, LLC, there will be a disruption in our business and we could incur additional costs and delays that would have an adverse effect on our business.

          We rely on third parties for our manufacturing, engineering and other related services.

          Source Scientific, LLC, an instrumentation company in which we own a 30% interest, has agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. Under our agreement with Source Scientific, LLC, we have agreed to pay Source Scientific, LLC not less than an average of $25,000 per month for design, development and manufacturing services for our pressure cycling technology products through September 30, 2005. Since September 30, 2005, Source Scientific, LLC has continued to provide these services to us without a formal extension of our agreement.  These services are integral to the success of our business. Since we expect that Source Scientific, LLC will manufacture our products, our success will depend, in part, on the ability of Source Scientific, LLC to manufacture our products cost effectively, in sufficient quantities to meet our customer demand when and if such demand occurs, and meeting our quality requirements. If Source Scientific, LLCexperiences manufacturing problems or delays, or if Source Scientific, LLC decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace Source Scientific, LLC, there will be a disruption in our business and we could incur additional costs and delays that would have an adverse affect on our business.

          In connection with the sale of our BBI Core Businesses, we continue to be exposed to contingent liabilities up to an amount equal to the purchase price for the BBI Core Businesses, which could prevent us from pursuing our remaining business operations in the event an indemnification claim is brought against us.

          In connection with the sale of our BBI Core Businesses to SeraCare, pursuant to the Asset Purchase Agreement we agreed to indemnify SeraCare for any losses from breaches of most of our representations, warranties or covenants that occur prior to June 14, 2006. Our indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time. More specifically, our indemnification obligation for a breach of representations and warranties relating to compliance with environmental laws extend until September 14, 2009, representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement and brokers fees, extend indefinitely. Our indemnification obligations are limited by an overall cap equal to the $30 million purchase price. On March 22, 2005, we received a claim for indemnification from SeraCare relating to testing and other services performed by us for the University of Pittsburgh prior to the sale of the BBI Core Businesses to SeraCare. The claim for indemnification is for an unspecified amount relating to the cost of retesting certain of the samples previously tested by us. If we are required to pay this claim for indemnification, or any other possible new claims for indemnification from SeraCare, we will have less cash available to fund our operations, our business may be harmed and, if we are subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue our business as planned unless we are able to obtain equity or debt financing.

          We may not be able to fully collect the $900,000 in aggregate principal amount of promissory notes which we received in connection with the sale of 70% of the ownership interests in Source Scientific, LLC.

          In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. We received secured promissory notes in the aggregate principal amount of $900,000, which, together with accrued interest, are due on or before May 31, 2007. The aggregate principal amount of the notes could have been reduced to $720,000 if the notes were paid in full by May 31, 2005 or may be reduced to $810,000 if the notes are paid in full by May 31, 2006. The notes are secured by pledges of the purchasers’ ownership interests in the newly formed limited liability company. Source Scientific, LLC may not be able to generate sufficient cash flow to enable the makers of the notes to pay the principal and interest on such notes. If we are unable to collect the principal and interest on the notes, we will have less cash available to run our pressure cycling technology business.

          We may not be able to fully collect the principal and interest due on a $1,000,000 loan receivable from our President and Chief Executive Officer, which could harm our business and financial condition.

          We have a $1,000,000 loan receivable from our President and Chief Executive Officer, Richard T. Schumacher. We previously maintained a junior security interest in collateral pledged by Mr. Schumacher to a financial institution. The collateral includes all of Mr. Schumacher’s shares of our common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2006, we became the holder of a first priority security interest in all of Mr. Schumacher’s common stock of Pressure BioSciences to secure the repayment of our $1.0 million loan receivable together with associated accrued interest from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, we may have to write down or write off the loan receivable or associated accrued interest. Therefore, we cannot be certain that we will collect the full amount of the loan receivable or associated accrued interest. Our failure to collect all or a portion of this loan receivable and accrued interest could harm our business and financial condition.

          The market price for our common stock may fluctuate due to low trading volume, and it may be difficult for you to sell your stock at the prices and times you desire.

          Historically, the trading volume of our common stock on the Nasdaq National Market has been low compared with other Nasdaq listed companies. Our common stock commenced trading on the Nasdaq Capital Market on March 30, 2005 following the transfer of our common stock from the Nasdaq National Market. Due to the low trading volume of our common stock, the market price of our common stock may fluctuate significantly. Attempts to purchase or sell relatively small amounts of our common stock could cause the market price of our common stock to fluctuate. Low trading volume levels, which have continued following the completion of our issuer tender offer on February 11, 2005, due in part to the significant number of our outstanding shares of common stock that are owned by Mr. Schumacher, who is subject to trading restrictions imposed on affiliates under Rule 144 promulgated under the Securities Act, may also affect our remaining stockholders’ ability to sell shares of our common stock quickly at the current market price. In addition, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock.

          Mr. Richard T. Schumacher controls a significant percentage of voting power and may exercise his voting power in a manner adverse to other stockholders’ interests.

          Our President and Chief Executive Officer, Mr. Richard T. Schumacher, has voting control over approximately 25% of the outstanding shares of our common stock as of February 28, 2006. Because of his significant ownership percentage, Mr. Schumacher effectively controls stockholder votes for the election of directors, increasing the authorized capital stock, and authorizing mergers and sales of assets. Given Mr. Schumacher’s potential ability to influence and control stockholder actions, it is possible that he may act in a manner that is adverse to your personal interests.

          Provisions in our charter and by-laws and our shareholders rights plan may discourage or frustrate stockholders’ attempts to remove or replace our current management.

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

          The costs of compliance with the reporting obligations of the Securities Exchange Act of 1934, as amended, and with the requirements of the Sarbanes-Oxley Act of 2002 may place a strain on our limited resources and our management’s attention may be diverted from other business concerns.

          As a result of the regulatory requirements applicable to public companies, we may incur legal, accounting and other expenses that are significant in relation to the size of our company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies, some of which are currently applicable to us and others may become applicable to us in the future.  These new rules and regulations may increase our legal and financial compliance costs and may make some activities more time-consuming.  These requirements may place a strain on our systems and on our management and financial resources.

ITEM 7.	FINANCIAL STATEMENTS

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,416,772
Restricted cash	255,612
Accounts receivable, less allowance of $115,908	58,798
Inventories, net	85,207
Investments in marketable securities	1,533
Escrow deposit related to sale of assets to SeraCare	1,117,305
Income tax receivable	488,548
Prepaid expenses, deposits, and other current assets	75,286

Total current assets	8,499,061

Property and equipment, net	282,780

OTHER ASSETS:
Intangible assets, net	425,554
Assets transferred under contractual arrangements	1,420,996
Investments in marketable securities	3,962,810

Total other assets	5,809,360

TOTAL ASSETS	$14,591,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$56,395
Accrued employee compensation	94,354
Accrued SeraCare liabilities	264,713
Other accrued expenses	99,718
Liabilities from discontinued operations	2,040

Total current liabilities	517,220

LONG TERM LIABILITIES
Liabilities from discontinued operations	6,120
Deferred tax liability	1,478,250
Liabilities transferred under contractual arrangements	1,042,493

Total long term liabilities	2,526,863

Total Liabilities	3,044,083

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized, 2,424,189 issued and outstanding	24,242
Additional paid-in capital	6,027,020
Loan receivable from Director / CEO	(1,000,000)
Accumulated other comprehensive income, net of tax	2,479,376
Retained earnings	4,016,480

Total stockholders’ equity	11,547,118

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$14,591,201

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUE:
PCT Products, services, other	$105,526	$19,310
Grant Revenues	—	393,306

Total revenue	105,526	412,616

COSTS AND EXPENSES:
Cost of PCT products & services	177,350	572,323
Research and development	498,584	419,936
Selling and marketing	157,493	194,612
General and administrative	1,691,214	1,336,239
Stock based compensation	—	281,737

Total operating costs and expenses	2,524,641	2,804,847

Operating loss from continuing operations	(2,419,115)	(2,392,231)

OTHER INCOME (EXPENSE):
Realized gain on securities held for sale	3,829,677	—
Other operating (charges), net	(477,154)	(442,611)
Interest income	269,535	151,576

Total other income (expense)	3,622,058	(291,035)

Income (loss) from continuing operations before income taxes	1,202,943	(2,683,266)
Income tax (provision) benefit from continuing operations	(329,969)	941,350

Income (loss) from continuing operations	872,974	(1,741,916)

Discontinued operations:
Income / (loss) from discontinued operations (net of income tax benefit of $38,226 and provision of $913, respectively	50,574	(113,196)
Gain on sale of net assets related to discontinued operations (includes effect of income taxes refunds of $921,648 in 2005, and net of income taxes accrued of $4,354,809 in 2004)	921,648	14,567,697

Net income from discontinued operations	972,222	14,454,501

Net income	$1,845,196	$12,712,585

Income / (loss) per share from continuing operations - basic	$0.29	$(0.25)
Income per share from discontinued - basic	$0.33	$2.11

Net income per share, basic	$0.62	$1.86

Income / (loss) per share from continuing operations - diluted	$0.28	$(0.25)
Income per share from discontinued - diluted	$0.31	$2.11

Net income per share, diluted	$0.59	$1.86

Weighted average number of shares used to calculate basic per share (loss) / income	2,972,662	6,850,380
Weighted average number of shares used to calculate diluted per share (loss) / income	3,107,973	6,850,380

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Other Comprehensive Income:
Net income	$1,845,196	$12,712,585

Unrealized gain on marketable securities	3,957,626	—
Less: Income tax related to items of other comprehensive income	(1,478,250)	—

Total other comprehensive income, net of taxes	2,479,376	—

Comprehensive income	$4,324,572	$12,712,585

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid-In Capital	Comprehensive Income	Accumulated Other Comprehensive Income	Loan Receivable From Officer/ Director	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

	Shares	$.01 Par Value

BALANCE, December 31, 2003	6,827,592	$68,276	$21,888,234		$—	$(1,000,000)	$(10,541,301)	$10,415,209
Common stock issued in connection with Employee Stock Purchase Plan	7,073	71	15,942			—	—	16,013
Stock options and other warrants exercised	38,250	382	100,482			—	—	100,864
Stock options plans exercise period extended	—	—	281,737			—	—	281,737
Interest accured on loan receivable from Director and CEO	—	—	—			(134,262)	—	(134,262)
Comprehensive income
Net income	—	—	—	$12,712,585	—	—	12,712,585	12,712,585

Comprehensive income				$12,712,585

BALANCE, December 31, 2004	6,872,915	68,729	22,286,395		—	(1,134,262)	2,171,284	23,392,146
Repurchase shares via tender offer	(5,210,001)	(52,030)	(18,401,516)			—	—	(18,453,546)
Stock options and other warrants exercised	761,275	7,543	2,142,141			—	—	2,149,684
Proceeds from interest on loan receivable from Director and CEO	—	—	—			134,262	—	134,262
Comprehensive income
Net income	—	—	—	$1,845,196		—	1,845,196	1,845,196
Unrealized gain on investments (net of tax)	—	—	—	2,479,376	2,479,376	—	—	2,479,376

Comprehensive income				$4,324,572

BALANCE, December 31, 2005	2,424,189	$24,242	$6,027,020		$2,479,376	$(1,000,000)	$4,016,480	$11,547,118

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

		(Revised-See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,845,196	$12,712,585
Less income from discontinued operations	972,222	14,454,501

Income (loss) from continuing operations	872,974	(1,741,916)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities :
Depreciation and amortization	106,552	146,266
Provision for doubtful accounts	—	205,085
Realized gain on sale of marketable securities	(3,829,677)	—
Interest received (accrued) on loan outstanding from Director / CEO	134,263	(134,262)
Changes in operating assets and liabilities:
Accounts receivable	152,500	(391,064)
Inventories	72,610	140,534
Investments in marketable securities	6,016	518
Income tax receivable	(488,549)	—
Escrow deposits and deferred costs related to tender offer	110,529	—
Prepaid expenses and other current assets	(43,103)	(55,980)
Restricted cash payable to SeraCare	(225,796)	(29,816)
Assets and liabilities transferred under contractual obligations, (net)	442,348	37,254
Other accrued expenses	(205,320)	146,263
Income tax payable	(175,011)	175,011
Deferred tax liability	—	(100,366)
Accounts payable	15,120	(192,091)
Accrued employee compensation	7,830	(72,069)
Accrued expenses due to SeraCare	218,454	—

Net cash used in operating activities	(2,828,260)	(1,866,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(320,905)	—
Proceeds from sale of marketable securities	3,833,712	—

Net cash provided by investing activities	3,512,807	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,149,684	116,877
Use of funds to repurchase common stock	(18,453,547)	—
Escrow deposits related to sale of assets Seracare	—	(1,057,038)

Net cash used in financing activities	(16,303,863)	(940,161)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating cash flows, net of taxes	(4,035)	497,837
Investing cash flows, net of taxes	838,333	22,543,562
Financing cash flows	—	—

Net cash provided by discontinued operations	834,298	23,041,399

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(14,785,018)	20,234,606
Cash and cash equivalents, beginning of year	21,201,790	967,185

Cash and cash equivalents, end of year	$6,416,772	$21,201,790

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$23,508	$3,180,000
Interest Paid	$—	$102,817

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(1)  Business Overview

          Pressure BioSciences, Inc., a Massachusetts corporation formerly known as Boston Biomedica, Inc. (the “Company” or “PBI”), is engaged in research, development and commercialization of products utilizing its patented pressure cycling technology (“PCT”), a novel platform technology for the control of bio-molecular interactions.  The Company’s pressure cycling technology uses an instrument that is capable of cycling pressure between low and high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids and proteins from plant and animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods.

(2)  Summary of Significant Accounting Policies

(i) Principles of Consolidation

          The consolidated financial statements include the accounts of Pressure BioSciences, Inc. (formerly Boston Biomedica Inc.), and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc. (formerly known as BBI Biotech Research Laboratories, Inc. and referred to herein as “PBI Biotech” or “BBI Biotech”)), PBI Source Scientific, Inc. (formerly known as BBI Source Scientific, Inc. and referred to herein as “PBI Source” or “BBI Source”), and PBI BioSeq, Inc. (formerly known as BBI BioSeq, Inc. and referred to herein as “PBI BioSeq” or “BBI BioSeq”)).

          Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended on July 20, 2004 (the “Asset Purchase Agreement”) between the Company, BBI Biotech and SeraCare Life Sciences, Inc. (“SeraCare”), the Company completed the sale of substantially all of the assets and certain liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare (the “Asset Sale”).  In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004.  The accompanying consolidated financial statements have been reclassified to report the results of operations for the BBI Diagnostics and BBI Biotech divisions (also referred to as “business units”) as discontinued operations.

          In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, BBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation. In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s audited consolidated balance sheet as of December 31, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating (charges), net” in the Company’s audited consolidated statements of operations for the years ended December 31, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific, LLC for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)).

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

          As a result of the above transactions, the audited consolidated financial statements included herein, and the accompanying notes to such consolidated financial statements, report the results of the Company’s remaining operations, which consist of all pressure cycling technology (“PCT”) related activities, including the PCT related activities of PBI Source and PBI BioSeq, Inc., and the portion of corporate activities directly associated with the Company’s remaining corporate functions, including costs associated with being a public company.  As described above, operating results of PBI Source, excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating (charges), net”. The operating results of the Company’s BBI Diagnostics and BBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment (sold in February 2001), are reported as “Discontinued Operations”.  Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.  All inter-company accounts and transactions have been eliminated in consolidation.

(ii) Use of Estimates

          To prepare the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In addition, significant estimates were made in determining the gain on the disposition of the Company’s discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in estimates regarding the collectability of accounts receivable, realizability of a loan receivable from the Company’s President and Chief Executive Officer, deferred tax assets, and the net realizable value of the Company’s inventories, as well as an estimate for remaining liabilities associated with discontinued operations.  On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

(iii) Revenue Recognition

          The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements ("SAB 101") as updated by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).  Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.  Product revenue is generally recognized upon shipment of the products.  The PCT product has received significant amounts of grant revenue in 2004 associated with the development and commercialization of the technology.

(iv) Cash / Restricted Cash / Cash equivalents

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

          The Company’s restricted cash consisted of payments from customers of its former business units that were sold in 2004 who remit payments to the Company in error.  The cash is deposited in the Company’s lockbox system and analyzed, and isolated to be remitted to SeraCare in a timely fashion.  The balances reflected are those indicative of timing of transfers to SeraCare. At the time the cash is classified as restricted, a corresponding liability is established to have no effect on net assets of the Company.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(v) Research and Development

          Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs, are expensed as incurred. The Company’s research activities are performed at its site in Maryland and in conjunction with the collaboration partner sites.  The Company utilizes units capitalized as fixed assets amortized over a three year period placed at the collaborative sites in support of the research activities.

(vi) Inventories

          Inventories are valued at the lower of cost or market.  The composition of inventory is as follows:

December 31, 2005

Raw materials	$32,188
Work-in-process	31,565
Finished goods	21,454

Total	$85,207

Certain factors may impact the realizable value of the Company’s inventory including, but not limited to: technological changes, market demand, changes in product mix strategy, new product introductions and significant changes to the Company’s cost structure.  In addition, estimates of reserves are made for obsolescence based on the current product mix on hand and its expected net realizability.  If actual market conditions are less favorable or other factors arise that are significantly different than those anticipated by management, additional inventory write-downs or increases in obsolescence reserves may be required.     The Company treats lower of cost or market adjustments and inventory reserves as an adjustment to the cost basis of the underlying inventory.  Accordingly, favorable changes in market conditions are not recorded to inventory in subsequent periods.

Inventory Reserve	Balance at Beginning of Period	Additions	Recoveries	Deductions	Balance at End of Period

2005	$144,428	$20,447	$(104,186)	$—	$60,689

          In 2005, the Company increased reserves by $20,447 while identifying $104,186 of common components of previously reserved NEP2017 inventory that was utilized in the manufacture of the NEP3229 units.  The gross inventory of NEP 2017 units has been reserved for in its entirety.

(vii) Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation and amortization. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment and three years for all PCT finished units capitalized as fixed assets.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(viii) Intangible Assets and Goodwill

          The Company has classified as intangible assets, costs associated with the fair value of certain assets of the businesses acquired.  Intangible assets including patents are being amortized on a straight-line basis over sixteen years.  As of December 31, 2005, the remaining net book value of goodwill was reclassified to assets transferred under contractual arrangements. The Company annually reviews its intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets as of December 31, 2005 concluded that no impairment of intangible assets had occurred.

(ix) Long-Lived Assets and Deferred Costs

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While the Company’s current and historical operating losses and cash flow are indicators of impairment, the Company reviewed criteria for annual test for impairment at December 31, 2005 and determined that such long-lived assets was not impaired.

(x) Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, are principally cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.  The Company’s total cash and cash equivalents at December 31, 2005 are deposited in financial institutions in which deposits are insured under the Federal Deposit Insurance Corporation (up to the level required by law of $100,000 per depositor); in addition, one financial institution provides additional insurance for funds on deposit via the Depositors Insurance Fund, the latter being a private, industry-sponsored deposit insurance company. The Company limits credit risk in cash equivalents by investing only in short-term, money market accounts. The Company does not require collateral from its customers.

(xi) Computation of Earnings (Loss) per Share

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

          Potentially dilutive securities having a net effect of 135,311 for the year ended 2005 are reflected below.  Potentially dilutive securities having a net effect of 91,363 for year ended 2004 were not included in the computation of diluted loss per share because to do so would have been antidilutive for income from continuing operations.

          For the years ended December 31, 2005 and 2004, options outstanding having exercise prices greater than the average fair market price of common shares totaled 585,000 and 104,100, respectively.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

	Year ended 2005	Year ended 2004

Numerator:
Income (loss) from continuing operations, basic & diluted	$872,974	$(1,741,916)

Denominator:
Weighted Average Shares Outstanding, basic	2,972,662	6,850,380
Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	135,311	0

Weighted Average Shares Outstanding, diluted	3,107,973	6,850,380

Income (loss) per share from continuing operations, - basic	$0.29	$(0.25)
Income (loss) per share from continuing operations, - diluted	$0.28	$(0.25)

(xii) Segment Reporting

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

          Following the Company’s sale of its core businesses in 2004 and its laboratory instrumentation business unit in 2001, the single remaining segment is the pressure cycling technology (PCT) family of products and services.

 (xiii) Recent Accounting Standards

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

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

          As the Company accounts for its plans under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations, no compensation cost has been recognized under SFAS 123 because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.  SFAS 123 was amended by SFAS 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”, which requires companies to disclose in interim financial statements the pro forma effect on net income per common share of the estimated fair market value of stock options or warrants issued to employees.

          Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income per share would have been impacted by the pro forma amounts indicated below:

	2005	2004

Net income - as reported	$1,845,196	$12,712,585
Add back: Stock-based compensation in net income, as reported	—	281,737
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151,982)	(524,989)

Net Income - pro forma	$1,693,214	$12,469,333

Basic net income per share - as reported	$0.62	$1.86
Basic net income per share - pro forma	$0.57	$1.82
Diluted net income per share - as reported	$0.59	$1.86
Diluted net income per share - pro forma	$0.54	$1.82

          The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004.

	2005	2004

Risk-free interest rate	3.69%	3.40%
Volatility factor	55.66%	40.28%
Weighted average expected life	4.0	5.7
Expected dividend yield	—	—

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

          For purposes of pro forma disclosures, the amount of unamortized stock-based compensation expense that will be recognized over the next three years or the vesting period in accordance with SFAS 123r representing the FMV of options issued to employees this year less the portion recognized in the SFAS 148 disclosure as if 123 had been applied is approximately $375,468.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(xv)  Investment in Marketable Securities

          The Company’s investment in marketable securities reflects its holdings of common stock of Panacos Pharmaceuticals Inc. (formerly V.I. Technologies (“Vitex”)), a publicly traded company listed on the Nasdaq National Market.  The Company held shares in Panacos Pharmaceuticals Inc. (Panacos), a private company prior to its merger with Vitex in March 2005, and this investment was reflected on a cost basis as presented on the December 31, 2004 financial statements.  As a result of Vitex’s merger with Panacos Pharmaceuticals in March 2005, and the Company’s subsequent receipt of shares of Vitex common stock in exchange for all of its shares of Panacos, the Company’s investment commencing with the first quarter of fiscal 2005 has been accounted for under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, as available for sale. At December 31, 2005, the fair value of the Company’s remaining shares of Panacos common stock was approximately $4.0 million based on the closing price of $6.93 per share of Panacos common stock as reported on the Nasdaq National Market on December 31, 2005.  In recording the fair value, the Company has recorded a deferred tax liability of approximately $1.5 million and comprehensive income of approximately $2.5 million.

(xvi)  Fair Value of Financial Instruments

          Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

(xvii)  Advertising

          Advertising costs are expensed as incurred. There were no advertising costs for the years ended December 2005 and 2004 as the Company’s primary concentration was in development.

(xviii)  Allowance for Doubtful Accounts

          The Company has established a policy of assessing its outstanding trade accounts on a periodic basis and establishing a reserve for those accounts which are determined to be uncollectable. The current allowance reflects balances due from customers for activity related to its former Core Businesses in the amount of $115,908 and are fully reserved for.  Any subsequent collections of accounts previously reserved are recorded as other income when collected.

3)  Discontinued Operations

          a) BBI Diagnostics and BBI Biotech Business Units

          On September 14, 2004, the Company completed the sale of substantially all of the assets and certain liabilities of its BBI Diagnostics and BBI Biotech business units, previously classified as assets and liabilities held for sale as of June 30, 2004, to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring on March 15, 2006.  The results of operations relating to assets and selected liabilities sold to SeraCare are reported as discontinued operations in the accompanying consolidated financial statements. The purchase price was subject to increase or decrease on a dollar-for-dollar basis if the net asset value (as defined in the Asset Purchase Agreement) of the assets sold as of the closing date is greater or less than $8.5 million.  In November 2004, in accordance with the terms of the Asset Purchase Agreement, SeraCare delivered the closing balance sheet, which reflected a deficiency of approximately $3.1 million when compared to the target net asset value of $8.5 million. We objected to certain calculations in the closing balance sheet, including, without

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

limitation, SeraCare’s calculation of accounts receivable and inventory. In December 2004, we settled our dispute with SeraCare concerning the collectibility of accounts receivable sold to SeraCare in connection with the Asset Purchase Agreement. We agreed that, solely for purposes of settling our dispute with SeraCare, $412,192 of accounts receivable would be deemed past due, therefore resulting in an adjustment to the purchase price requiring us to pay SeraCare that amount. We also agreed that the $412,192 deficiency would be released from the $2.5 million held in escrow; thereby leaving approximately $2.1 million remaining in escrow. In February 2005, we further agreed with SeraCare to settle our remaining differences relating to the closing balance sheet, including the calculation of inventory, by releasing to SeraCare an additional $1,000,000 from the escrow account. Additionally, the parties released all claims they may have had against the other with respect to the closing balance sheet and certain other representations and warranties contained in the Asset Purchase Agreement relating to the closing balance sheet items. Following the release of the escrow funds, approximately $1.1 million remained in escrow.

          On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining amount held in escrow.

           The assets sold included all accounts and notes receivable, contract rights, owned and leased real property, fixtures and equipment, inventory, intellectual property and books and records that relate to the BBI Diagnostics and BBI Biotech business units (such business units are collectively referred to herein as the “BBI Core Businesses”). The assets sold also included the owned real property located at 375 West Street, West Bridgewater, MA. The Company retained all of its assets not relating to the BBI Core Businesses, including: all assets relating to the Company’s pressure cycling technology activities; inter-company receivables and payables; a $1.0 million loan receivable from Richard T. Schumacher, the Company’s Chief Executive Officer and a director; its passive stock ownership interest in Panacos Pharmaceuticals, Inc.; its 30% ownership interest in Source Scientific, LLC, a limited liability company which purchased substantially all of the assets of BBI’s Source Scientific business unit; promissory notes in the aggregate principal amount of $900,000 from the principals of Source Scientific, LLC; and all of its cash and cash equivalents. A summary of the SeraCare transaction is as follows:

Cash consideration (1)	$30,000,000
Post closing adjustment (2)	(1,412,193)
Transaction & related expenses	(1,561,339)
Estimated taxes	(4,354,809)
Net assets disposed	(8,103,962)

Gain on disposition	$14,567,697

(1)	Includes initial escrow amounts of $2,500,000 established prior to post-closing adjustments.

(2)	Reflects $412,192 accounts receivable returned to the Company and $1,000,000 settlement related to ending balance sheet items affecting inventory valuation.

     b) Clinical Laboratory Testing Services Segment

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

          On March 4, 2004, the Company entered into a lease termination agreement with the landlord relative to the facility previously occupied by BBICL.  The agreement provided for a series of reduced payments over a nine month period ending in November 2004 in return for the Company vacating the facility on or before May 31, 2004; the Company vacated the facility in the second quarter of 2004.   Accordingly, the Company recognized a $135,000 gain in the first quarter of 2004 associated with this lease termination agreement and reduction of the related remaining liability. The Company’s estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is approximately $8,160 as of December 31, 2005.

4)  Assets and Liabilities Transferred Under Contractual Arrangements

          In June 2004, the Company completed the sale of substantially all of the assets as well as selected liabilities of PBI Source Scientific, Inc. (the Company’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by the Company (the “Source Scientific Agreement”).  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest.  The Source Scientific Agreement provides for discounts on the Notes in the event of an early payoff.  As part of the Source Scientific Agreement, Source Scientific, LLC has agreed to provide engineering, manufacturing, and other related services for PBI’s Pressure Cycling Technology (PCT) products on an on going basis without specific contractual terms.  The Source Scientific Agreement also offers Mr. Henson and Mr. Sargeant the opportunity to purchase PBI’s 30% ownership interest in Source Scientific, LLC until May 31, 2007 at an escalating premium (10-50%) over PBI’s initial ownership value, provided that they have first paid off the Notes in their entirety.  Although the Company expects the Notes to be paid in full by Mr. Henson and Mr. Sargeant, the repayment of the Notes may be viewed as being dependent on the future successful operations of the business of Source Scientific, LLC.  Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC and the Company had guaranteed certain facility lease payments until January 31, 2005.  Because of these factors, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation.  In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s audited consolidated balance sheet as of December 31, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has  recorded a charge to income under the caption “Other operating (charges), net”  in the Company’s audited consolidated statements of operations for the years ended December 31, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented.  In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

          Gross revenues of approximately $3,117,911 for Source Scientific, LLC are not reflected in revenues in the Company’s audited consolidated statements of operations. Source Scientific, LLC revenues, cost of goods sold, and operating expenses are reflected within the Company’s audited consolidated statements of operations as a charge to income as described above income under the caption “Other operating (charges), net”  in the Company’s audited consolidated statements of operations for the years ended December 31, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific, LLC for the respective periods presented. The concentration of revenues for Source Scientific, LLC for the year ended December 31, 2005 is as follows:

Hitachi	-	$800K
Vicam	-	$550K
Vysis	-	$320K

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

          As of December 31, 2005, assets and liabilities transferred under contractual arrangements consisted of the following:

Cash	$27,900
Accounts receivable, net	535,140
Inventories	414,550
Prepaid assets	48,626
Property and equipment, net	105,944
Goodwill	227,084
All other assets	61,752

Total assets transferred under contractural arrangements	1,420,996

Accounts payable	(346,043)
Accrued expenses and compensation	(279,477)
Deferred revenue	(251,476)
Note payable	(50,000)
Equity contributions	(57,860)
Deferred rent	(57,637)

Total liabilities transferred under contractural arrangements	(1,042,493)

Net assets and liabilities transferred under contractural arrangements	$378,503

(5)  Property and Equipment

          Property and equipment at December 31, 2005 consisted of the following:

2005

Laboratory and manufacturing equipment	$195,502
Office equipment	59,316
PCT collaboration / demo / lease systems	424,564

679,382
Less accumulated depreciation	396,602

Net book value	$282,780

Depreciation expense for the year ended December 31, 2005 and 2004 was $57,917 and $97,631 respectively.

(6)  Intangible Assets

          Intangible assets consist of acquired PCT patents.  Intangible assets at December 31, 2005 consisted of the following:

2005

PCT Patents	$778,156
Less accumulated amortization	(352,602)

Net book value	$425,554

          Amortization expense for each of the years ended December 31, 2005 and 2004 was $48,635.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

          Intangible assets as of December 31, 2005 reflect patents and related capitalized costs associated with the Company’s PCT business. Acquired PCT patents are being amortized to expense on a straight line basis at the rate of $48,635 per year over their estimated remaining useful life and are reflective of the amounts amortized in each of the years 2005 and 2004.  The estimated annual future amortization expense of other intangible assets excluding goodwill is as follows:

2006	$48,635
2007	$48,635
2008	$48,635
2009	$48,635
2010	$48,635
thereafter	$182,379

(7)  Debt

          The Company has no debt obligations.

(8)  Retirement Plan

          In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. As of December 31, 2001, no such contributions had been made, however, commencing in 2002, the Company formally adopted and implemented a limited matching contribution program. During 2005 and 2004, the Company recognized administrative expense of approximately $6,000 and $23,000, in connection with the plan.

(9)  Income Taxes

          The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2005	2004

Current (benefit) provision: federal	$246,105	$(942,606)
Current provision: state	83,864	1,256

Total current provision	329,969	(941,350)
Deferred provision: federal	—	—
Deferred provision: state	—	—

Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$329,969	$(941,350)

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

          Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2005	2004

Current deferred taxes:
Inventories	$20,696	$141,558
Accounts receivable allowance	39,409	83,558
Technology licensed	139,682	186,718
Other accruals	43,180	158,671
Less: valuation allowance	(242,967)	(570,506)

Total current deferred tax assets	0	0

Long term deferred taxes:
Accelerated tax depreciation	(6,234)	(9,991)
Goodwill and intangibles	—	346,049
Defered tax liability related to unrealized gain	(1,478,250)	—
Tax credits	—	78,000
Operating loss carryforwards	1,350,606	906,424
Less: valuation allowance	(1,344,372)	(1,320,481)

Total long term deferred tax assets (liabilities), net	(1,478,250)	0

Total net deferred tax liabilities	$(1,478,250)	$0

          A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2005 and 2004 for the full amount of the deferred tax asset due to the uncertainty of realization.  Although the Company realized taxable income generated from the sale of assets to SeraCare Life Sciences in September 2004, and the sale of Panacos securities in 2005, management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2005.  The valuation allowance as of January 1, 2005 was $1,890,987.  The net change in the valuation allowance during the year ended December 31, 2005 was a decrease of $303,648.

          The Company has not reserved for a deferred tax liability which totals $1,478,250 related to the unrealized gain associated with the increase in value of its investment of marketable securities of Panacos shares held for sale.

          The Company had net operating loss carry-forwards for federal income tax purposes of approximately $577,000 and $760,000 at December 31, 2005 and 2004, respectively.  Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations.  These net operating loss carry-forwards expire at various dates from 2012 through 2024.  The Company had net operating loss carry-forwards for state income tax purposes of approximately $12,442,000 and $10,940,000 at December 31, 2005 and 2004, respectively.  These net operating loss carry-forwards expire at various dates from 2006 through 2024.

          The Company’s effective income tax (benefit) rate for continuing operations differs frorm the statutory federal income tax benefit rate as follows:

	2005	2004

Federal tax (benefit) provision rate	34%	-34%
State tax (benefit) provision, net of federal benefit	-4%	0%
Non-cash deductions and other permanent items, net	-6%	0%
Valuation allowance	0%	-1%

Effective income tax (benefit) provision rate from continuing operations	24%	-35%

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(10)  Commitments and Contingencies

Operating Leases

On May 5, 2005 the Company entered into a lease with Saul Holdings Limited Partnership for approximately 2,784 square feet of office space located at 209 Perry Parkway, Gaithersburg, Maryland for a term of twelve months with an annual rent in the amount of $55,680, or $4,640 per month during the initial term of the lease, plus $1,245 per month for operating expenses.

The obligations of Source Scientific, LLC associated with leased facilities in Irvine, CA are excluded from the Company’s obligations. The obligations are deemed by the Company to be obligations of the LLC and the Company has provided no guarantees.  The term of the LLC leased facility commenced in April 2005 and runs through June 2010.  In addition certain administrative support equipment lease arrangements were entered into commencing in January 2005 and ending in November 2006.  The LLC’s minimum lease payments are as follows:

	Total	1 year or less	More than 1 year

Lease for Irvine, CA facility	$1,075,922	$226,952	$848,970
Equipment operating leases	5,681	2,964	2,717

Total Contractual Obligations for Source, LLC	$1,081,603	$229,916	$851,687

Royalty Commitments

          The Company acquired in 1998 all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, the Company is obligated to pay a 5% royalty on net sales until March 2016 of future sales by the Company utilizing PCT. The Company announced the availability of its PCT products for commercial sale in the latter part of 2002.  The Company’s minimum royalty payment requirements ceased in the fourth quarter of 2003 in accordance with contractual provisions.  The royalty payments totaled approximately $5,000 during 2005.

Purchase Commitments

          In June 2004, Source Scientific, LLC agreed to provide engineering, manufacturing, and other related services for the Company’s pressure cycling technology products until September 30, 2005. Under the agreement, it was estimated that reimbursement to Source Scientific, LLC by the Company was expected to be at the rate of $25,000 per month. Since the Company has met the minimum commitment under the agreement, and there are no future minimum payments, all obligations are contingent upon actual services being rendered to us by Source Scientific, LLC.  The Company expects to continue to utilize the services of Source Scientific, LLC for the Company’s pressure cycling technology products.

Indemnifications

          In conjunction with the sale of the former BBI Diagnostics and PBI Biotech business units, the Company has agreed to indemnify the other parties with respect to certain liabilities related to the operation of the business. The scope and duration of such indemnity obligations vary from transaction to transaction. Where appropriate, an obligation for such indemnifications is recorded as a liability. Generally, a maximum obligation cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of divestiture, historically the Company has not made significant payments for these indemnifications.  The Company believes the estimated fair value of these agreements is minimal.

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

Other Contingencies

          Various claims may be asserted against the Company in the ordinary course of business.  In certain instances, the amounts claimed or alleged may be significant.  While it is possible that the Company’s results of operations and/or liquidity could be materially affected by these contingent liabilities, based upon information currently available, management believes that resolution of any of the following outstanding claims will not have a material adverse impact on the financial position of the Company.

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

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

Employee Stock Purchase Plan

          The Plan was established in July 1999, whereby the Company’s Board of Directors and shareholders approved the 1999 Employee Stock Purchase Plan.  The Company adopted this Plan, which allowed eligible employees to purchase shares of the Company’s stock at 85% of market value as determined at the beginning and the end of the offering period.  A total of 250,000 shares have been reserved for this Plan. As of December 31, 2005, 52,674 shares had been issued under this Plan. Due to the sale of certain assets and liabilities to SeraCare, the Company’s Board elected to suspend its employee stock purchase plan on July 29, 2004.

Options and Warrants

          On June 16, 2005, the Company’s stockholders approved the Company’s 2005 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 1,000,000 shares of common stock of the Company are reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, the Company may award stock options, stock issuances and other equity interests in the Company to employees, officers, directors, consultants and advisors of the Company and its subsidiaries and to any other persons the Board of Directors determines to have made or is expected to make contributions to the Company.  As of December 31, 2005, options to acquire 360,000 shares have been granted under the Plan.

          All other option plans have either lapsed or been used in issuances.

The average fair value of options granted during 2005 and 2004 is estimated as $1.37 and $1.76 respectively.

          The Company has reserved shares of its authorized but unissued common stock for the following:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

	Stock Options		Warrants

	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Total

					Shares	Exercisable

Balance outstanding, 12/31/2003:	1,245,825	$2.94	135,556	$3.60	1,381,381	844,970
Granted	90,500	$2.60	—		90,500
Exercised	(38,250)	$2.63	0		(38,250)
Expired	(150,650)	$2.93	0		(150,650)
Forfeited	(76,083)	$2.66	0		(76,083)

Balance outstanding, 12/31/2004	1,071,342	$2.93	135,556	$3.60	1,206,898	520,556
Granted	360,000	$2.98	—		360,000
Exercised	(761,275)	$2.85			(761,275)
Expired	(35,067)	$3.75	(135,556)	$3.60	(170,623)
Forfeited	(50,000)	$2.92			(50,000)

Balance outstanding, 12/31/2005	585,000	$2.96	—		585,000	385,000

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2005:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise

$2.50 - 2.70	7.0	166,000	$2.64	166,000	$2.64
2.71 - 3.00	9.0	260,000	2.92	60,000	2.92
3.01 - 3.99	5.3	134,500	3.18	134,500	3.18
4.00 - 4.25	3.7	24,500	4.23	24,500	4.23

2.50 - 4.25	6.4	585,000	2.96	385,000	2.97

The total number of options exercisable as of December 31, 2005 and 2004 was 385,000 and 520,556 respectively. The weighted average exercise prices of options exercisable as of December 31, 2005 and 2004 were $2.97 and $2.93, respectively.

          Pursuant to the completion of the Company's tender offer on February 11, 2005, 5,210,001 shares were purchased from shareholders at $3.50 per share which included 761,275 shares issued upon exercise of stock options. The Company utilized approximately $16.3 million of available cash, net of proceeds from the exercise of the stock options, to complete the transaction. The purchase of the shares was accounted for under the treasury method and cost in excess or par value for the common shares was charged to additional paid in capital.

(12)  Related Party Transaction

          In January 2002, the Company pledged the $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of December 31, 2005, the Company maintained a $1.0 million loan receivable from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest from Mr. Schumacher and are held as collateral. The collateral currently consists of 489,657 shares of Pressure BioSciences common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

          As of December 31, 2005, the Company evaluated the recoverability of the $1,000,000 loan receivable from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable as of December 31, 2005. In connection with the Company’s evaluation of the recoverability of the loan receivable as of December 31, 2005 the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable. After performing the impairment test, the Company determined that the loan receivable was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of December 31, 2005, the Company estimates that the value of the collateral is sufficient to collateralize the amount of the recorded loan receivable.  If actual market conditions are less favorable, the Company’s stock price declines or other factors arise that are significantly different than those in existence as of December 31, 2005, an impairment of the loan receivable together with any associated accrued interest is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in stock price, ranging from a low of $2.28 per share to a high of $6.70 per share from January 1, 2005 to December 31, 2005.

(13)  Statement of Cash Flows

          The presentation of cash flows has been revised for the year ended December 31, 2004 to reflect current reporting requirements. The Company has presented cash flow from discontinued operations reflecting those components related to financing, investing, and operating activities. The favorable impact of cash flow from discontinued operations for the years ended December 31, 2005 and 2004 relate to the sale of the Company's Core Business to SeraCare in September 2004. The favorable impact in 2004 is a result of the sale of the net assets. The favorable impact in 2005 primarily represents the anticipated refund of the overpayment of taxes in 2004 related to the sale of the assets. This activity is not expected to continue or have a material impact after 2005.

(14)  Subsequent Events

          On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining amount held in escrow from the sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare on September 14, 2004.

          On March 1, 2006, the Company entered into a lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts.  The lease period will expire on December 31, 2006.  PBI will pay $2,350 per month for the use of these facilities.

          On February 1, 2006, the Company entered into an agreement with the University of New Hampshire, pursuant to which the University of New Hampshire has agreed to perform certain research and development services for the Company through December 31, 2006. Subject to the terms of the agreement, the Company will pay the University of New Hampshire an aggregate of $157,850 during the term of the agreement.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 23, 2006

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Acting  Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

ITEM 8B.	OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Executive Officers

The following table sets forth the names, ages and positions of our current executive officers:

Name	Age	Position

Richard T. Schumacher	55	President, Chief Executive Officer and Acting Chief Financial Officer

          Mr.  Schumacher, the founder of our Company, has served as a director of Pressure BioSciences since 1978. He is a Class III Director whose term of office expires at the 2008 Annual Meeting of Stockholders.  He has served as Chief Executive Officer of Pressure BioSciences since April 16, 2004 and President since September 14, 2004.  He has also been serving as Acting Chief Financial Officer since January 1, 2006. He previously served as Chief Executive Officer and Chairman of the Board of Pressure BioSciences from 1992 to February 2003. From July 9, 2003 until April 16, 2004, he served as a consultant to the Company pursuant to a consulting agreement. He served as President from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

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

          We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2005 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (a)/(c)

Equity compensation plans approved by security holders (1)	585,000	$2.96	694,800
Equity compensation plans not approved by security holders	0	0	0
Total	585,000	$2.96	694,800

(1)	Includes the following plans: 1994 ISO Stock Option Plan, 1999 Non-Qualified Stock Option Plan, and 2005 Equity Incentive Plan.

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

ITEM 13.	EXHIBITS.

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Articles of Amendment to Amended and Restated Articles of Organization of the Company	M**

3.3	Amended and Restated Bylaws of the Company	A**

3.4	Amendment to Amended and Restated Bylaws of the Company	B**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	0

4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1 and 3.2)	A**

4.3	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	G**

4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	M**

10.1	1994 Employee Stock Option Plan*	A**

10.2	1999 Non-Qualified Stock Option Plan*	D**

10.3	1999 Employee Stock Purchase Plan*	D**

10.4	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	C**

10.5	Lease Agreement dated March 1, 2004, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	M**

10.6	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	E**

10.7	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International LLC, Richard T. Schumacher and Boston Biomedica, Inc.	F**

10.8	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	F**

10.9	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company	F**

10.10	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	F**

10.11	Description of Compensation for Certain Directors	P**

10.12	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	H**

10.13	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	H**

10.15	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	H**

10.16	LLC Membership Interest Purchase Agreement dated June 8, 2004 by and between BBI Source Scientific Inc., Boston Biomedica, Inc., and Source Scientific LLC.	J**

10.17	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	M**

10.18	Amendment No. 1 to Asset Purchase Agreement dated July 20, 2004, by and between the Company, BBI Biotech and SeraCare Life Sciences, Inc.	F**

10.19	Extension Agreement dated August 6, 2004 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F**

10.20	Letter Agreement regarding Closing Balance Sheet Matters dated November 22, 2004 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	L**

10.21	Closing Balance Sheet Agreement dated February 17, 2005 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	K**

10.22	License Agreement dated as of October 7, 1996 by and between BioMolecular Assays, Inc. and BioSeq, Inc.; and the Company	N**

10.23	Flex Space Office Lease dated May 5, 2005 by and between Saul Holding Limited Partnership and the registrant.	Q**

10.24	Letter Agreement dated June 30, 2005 by and between the registrant and Richard T. Schumacher.*	R**

10.25	2005 Equity Incentive Plan.*	S**

10.26	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	T**

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	U**

A	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) filed August 23, 1996 (the “Registration Statement”).
B	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
C	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
D	Incorporated by reference to the registrant’s proxy statement filed June 14, 1999.
E	Incorporated by reference to the registrant’s Report on Form 8-K filed with the Commission March 8, 2001.
F	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
G	Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed with the Commission March 12, 2003.
H	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
I	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
J	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission June 16, 2004.
K	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission February 24, 2005.
L	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2004.
M	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission April 16, 2004.
N	Incorporated by reference to the registrant’s amendment to the Registration Statement filed on Form S-1/A on October 8, 1996.
O	Incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-KSB filed with the Commission on April 22, 2005.
P	Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-KSB filed with the Commission on April 22, 2005.
Q	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2005.
R	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2005.
S

Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-128594) filed with the Commission on September 26, 2005.T Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.

T	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.
U	Included as part of Exhibit 32.1 filed herewith.

*	Management contract or compensatory plan or arrangement.

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

In accordance with Section 13 or 15d of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher

Richard T. Schumacher
President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/ Richard T. Schumacher	President, Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2006

Richard T. Schumacher

/s/ R. Wayne Fritzsche	Director and Chairman of the Board	March 31, 2006

R. Wayne Fritzsche

/s/ J. Donald Payne	Director	March 31, 2006

J. Donald Payne

/s/ Calvin A. Saravis, Ph.D.	Director	March 31, 2006

Calvin A. Saravis, Ph. D.

/s/ P. Thomas Vogel	Director	March 31, 2006

P. Thomas Vogel