Form 10KSB/A
period 2005-12-31
PRESSURE BIOSCIENCES INC
filed 2006-05-22
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No   ☒

INTRODUCTORY NOTE

In connection with the preparation of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we completed an internal review of the tax liability associated with the 2004 sale of assets and certain liabilities of our former core businesses, referred to herein as the BBI Core Businesses, to SeraCare Life Sciences, Inc. As a result of this review, we concluded that the tax liability related to discontinued operations recorded in the third quarter of 2005 was understated by approximately $220,000. Upon reexamining our 2005 accounting for income taxes in its entirety, we also determined to reduce by approximately $60,000 the estimate of deferred tax liability for the unrealized gain from our investment in Panacos Pharmaceuticals, Inc., to increase by approximately $23,000 the income tax provision from continuing operations, and to revise our calculation, and disclosure of, deferred tax assets. The adjustments to deferred tax assets had no impact on the financial statements because all deferred tax assets are fully reserved for. The total impact of all of these adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the fiscal year ended December 31, 2005 was reduced from approximately $873,000 to approximately $850,000.

As a result of the tax review, on May 17, 2006 our senior management and the Audit Committee of the Board of Directors concluded that our consolidated financial statements for the year ended December 31, 2005 and for the quarter ended September 30, 2005 should no longer be relied upon, and decided to restate our financial statements for the year ended December 31, 2005 and to restate our financial statements for the quarter ended September 30, 2005. Our management and Audit Committee discussed this with Weinberg & Company, P.A., our independent registered public accounting firm.

As a result of the restatement, we have amended the following items of our Annual Report on Form 10-KSB for the year ended December 31, 2005:

•	Part II, Item 6, Management’s Discussion and Analysis or Plan of Operations, has been amended to:
o	reflect our explanation of the increase in “Income Tax (provision) benefit from Continuing Operations” of $(22,725) for the fiscal year ended December 31, 2005;
o
revise the “Gain on Sale of Net Assets Related to Discontinued Operations”; the $921,648 previously recorded in fiscal year ended December 31, 2005 has been reduced to $703,269 to reflect the proper accounting for a deferred tax liability which was created by reflecting installment sale treatment in our 2004 federal corporate income tax return;

o
reflect our explanation of the decrease in “Net Income”; the reduction in “Gain on Sale of Net Assets Related to Discontinued Operations” of $218,379 and the additional income tax provision from continuing operations of $(22,725) result in a dollar for dollar reduction in net income for fiscal year ended December 31, 2005; and

o
revise our discussion of Liquidity and Financial Condition to reflect a decrease in working capital of $241,105 from the previously reported amount of $7,981,841, to $7,740,736; this decrease in reported working capital is entirely due to adjustments to the income tax accounts.

o	Revise our disclosure of “Critical Accounting Policies” , to explain the change in the Deferred Tax Valuation Allowance;
o	Revise our disclosure of “Recent Accounting Standards”, to explain our adoption of SFAS 154, relative to the correction of the errors we found in our accounting for income taxes.

•
Part II, Item 7, Financial Statements, has been amended to reflect the adjustment of our accounting for income taxes. Adjustments made impact the Consolidated Statements of Operations, Consolidated Balance Sheet, Consolidated Statements of Comprehensive Income, Consolidated Statements of Changes in Stockholders’ Equity, Consolidated Statements of Cash Flows and Note 2 (iii) “Correction of Error”, Note 2 (xii) “Computation of Earnings (loss) Per Share”, Note 2 (xiv) “Recent Accounting Standards”, Note 2 (xv) “Stock-based Compensation”, Note 9, “Income Taxes” in the Notes to Consolidated Financial Statements.

We have also revised Part II, Item 8A, Controls and Procedures, to reflect the conclusion of our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures were not effective as of December 31, 2005. Lastly, we have revised Part III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, to add Edward H. Myles as an executive officer of the Company. Mr. Myles was appointed as Vice President of Finance & Chief Financial Officer effective April 3, 2006. Mr. Myles and Mr. Richard T. Schumacher, our President and Chief Executive Officer, have included new certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed with the Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are developing and marketing applications of our proprietary pressure cycling technology (PCT) for nucleic acid and protein extractions from various types of human, animal and plant samples in multiple industries and applications. Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes (together, the PCT Sample Preparation System, or the PCT SPS) to release nucleic acids and proteins from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. We believe that our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including genomics, proteomics, drug discovery and development, protein purification, pathogen inactivation, immunodiagnostics, food safety, and DNA sequencing.

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

In September 2002, we released for sale our first commercial PCT instrument, the Barocycler™ NEP2017. In 2002, we also released for sale PULSE™ Tubes, which are single-use, disposable processing and storage tubes that work in conjunction with the Barocycler™ NEP2017. From September 2002 until June 2005, sales of these products were extremely limited. During this time, we leased one and sold two PCT Sample Preparation Systems and a limited number of PULSE™ Tubes. We believe that sales of our pressure cycling technology products were adversely affected primarily as a result of the following factors: (1) the initial design and selling price of the Barocycler™ NEP2017,(2) the limited amount of research data available during that time demonstrating its capabilities and potential, (3) the absence of a strong sales and marketing management team, (4) the absence of a strong promotional campaign after the commercial release of the Barocycler™ NEP2017, (5) the inability to execute our sales plan as a result of financial constraints, (6) then current US economic conditions and uncertainties which negatively affected capital spending on laboratory instruments, (7) the financial condition of our Company during 2003 and 2004, (8) the focus of our resources on other projects, including the sale of our BBI Diagnostics, BBI Biotech, and the transfer of selected assets and liabilities of our laboratory instrumentation business units, a process that began in October 2002 and was completed in September 2004, (9) the time required to complete post-transaction issues related to the sale of BBI Diagnostics and BBI Biotech, and (10) the effort required during  the first half of 2005 to restructure the Company, including the effort to build a new corporate infrastructure.

To address some of these factors associated with the disappointing sales of the Barocycler™ NEP2017, we developed a less expensive and smaller, bench top version of the Barocycler™, the NEP3229, which we expect facilitates an easier and quicker purchase decision by potential customers. We have also generated additional research data to support our sales efforts and this research effort will continue and expand in 2006 and the foreseeable future. We believe that the new bench top Barocycler™ will fill an immediate and growing need in the genomics and proteomics sample preparation market for a smaller, more affordable instrument that still provides the quality, reproducibility, and safety of the NEP 2017PCT SPS.

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

Following the closing of the sale of the assets and selected liabilities of BBI Diagnostics and BBI Biotech to SeraCare Life Sciences on September 14, 2004, the transfer of certain assets and liabilities of BBI Source Scientific, Inc. to Source Scientific, LLC and the subsequent sale of 70% of our ownership interests of Source Scientific, LLC in June 2004, our operations now consist primarily of our pressure cycling technology (PCT) business. The results of operations discussed herein focus on the PCT business activities and the corporate functions associated with being a public company. Operating results of BBI Source Scientific, Inc., excluding any PCT related activities, together with Source Scientific, LLC, are reported as “Other operating (charges), net” hereunder. The operating results of our BBI Diagnostics and BBI Biotech divisions prior to their sale on September 14, 2004, together with the results of the discontinued operations of our clinical laboratory testing services segment (sold in February 2001), are reported as “Discontinued Operations” hereunder. Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.

CRITICAL ACCOUNTING POLICIES

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in determining the gain on the disposition of our discontinued operations including post-closing adjustments, in estimating future cash flows to quantify impairment of assets, in estimates regarding the collectibility of accounts receivable, the realizability of a loan receivable together with associated accrued interest from our President and Chief Executive Officer and a director including sufficiency of collateral, current and deferred tax assets and liabilities, and the net realizable value of our inventory.  On an on-going basis, we evaluate our estimates.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue recognition in Financial Statements ("SAB 101") and updated by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).  Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recognized upon shipment of the products.  In addition, product revenue includes revenue related to lease units. Lease revenue is recognized upon invoice.

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

Intangible Assets

We have classified as intangible assets those costs associated with the fair value of certain assets of businesses acquired.  Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years.  We annually review our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets as of December 31, 2005 concluded that such assets were not impaired.

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

Deferred Tax Valuation Allowance

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2005 for the full amount of the deferred tax asset due to the uncertainty of realization.  Although we realized taxable income generated from the sale of assets to SeraCare Life Sciences in September 2004, management believes that based upon its projection of future taxable income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2005.  The current valuation allowance is $1,232,055.  The valuation allowance as of January 1, 2005 was $1,890,987.  The net change in the valuation allowance during the year ended December 31, 2005 was a decrease of $658,932.

Discontinued Operations

BBI Diagnostics and BBI Biotech Segments

On September 14, 2004, the Company completed the sale of substantially all of the assets and selected liabilities of its BBI Diagnostics and BBI Biotech divisions to SeraCare pursuant to the Asset Purchase Agreement, for a purchase price of $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. Following the release to SeraCare of $1.4 million of the escrow funds to satisfy the final adjustment amount in February 2005, approximately $1.1 million remained in escrow to secure our continuing indemnification obligations for breaches of representations and warranties, covenants or other agreements that remain in accordance with the terms of the Asset Purchase Agreement. These funds were released to PBI on March 15, 2006.  The amounts associated with the sale of these assets and selected liabilities to SeraCare are reported as discontinued operations in the accompanying financial statements, in accordance with paragraphs 30 and 42 of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Loan Receivable from Director and Chief Executive Officer

In January 2002, the Company pledged a $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of December 31, 2005, the Company maintained a $1.0 million loan receivable from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest from Mr. Schumacher. The collateral currently consists of 489,657 shares of PBI common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or any associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable.

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

PCT Products, Services, Others:  Product revenue totaled $105,526 in the year ended December 31, 2005, compared to $19,310 for the corresponding period of 2004.  Product revenue in 2005 included the sale of three Barocylcer NEP 3229 PCT Sample Preparation Systems, lease payments from two other customers, and sales of PULSE™ Tubes to these customers and to collaboration sites. There were no sales of PCT Sample Preparation Systems in 2004.  To increase market awareness of our products, our strategy is to place PCT Sample Preparation Systems with potential customers for a trial evaluation period.  Although we can provide no assurances, we believe that pursuing this strategy will enable potential customers to generate data and statistical information, which will lead to additional sales of our PCT Sample Preparation System.  Of the three of PCT Sample Preparation Systems that we sold in 2005, two were purchased by the customer after a trial evaluation period.

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

Research and Development

PCT related research and development expenditures increased to $498,584 in the year ended December 31, 2005 from $419,936 for the comparable period of 2004.  This increase was primarily due to the increased level of research and development expenditures relating to various sample preparation applications for the PCT technology.

Selling and Marketing

PCT related selling and marketing expenses decreased to $157,493 for the year ended December 31, 2005 from $194,612 in 2004.  This decrease was due to reduced headcount, a reduction in trade shows attended in first half of 2005 verses 2004, and lower production of marketing materials. Offsetting this decrease, in January 2005 we hired one sales executive. For the years ended December 31, 2005 and 2004, the Company did not incur any material advertising costs as it remained an early-stage company.

General and Administrative

General and administrative costs totaled $1,691,214 in the year ended December 31, 2005, as compared to $1,336,239 in the comparable period of 2004, an increase of $354,975. The increase was primarily due to a compensation charge of $400,000 relating to payments made to Mr. Schumacher (i) as a reimbursement of costs and expenses, as well as for lost wages and severance benefits, resulting from his termination of employment in February 2003, and (ii) as a bonus to reward Mr. Schumacher for his valuable contributions to the Company and our stockholders in the overall restructuring and repositioning of our company over the past two years.  In addition, we provided reimbursement of $94,985 in the first quarter of 2005 to Mr. Schumacher for certain legal bills incurred relative to his termination as Chairman and Chief Executive Officer of PBI on February 13, 2003. Those compensation and reimbursed expenses were favorably offset by lower infrastructure costs in the 2005 period.

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

Income Tax (provision) benefit from Continuing Operations

In the year 2005 we recorded a provision from continuing operations of $352,694 compared to a benefit of $941,350 in the comparable period in 2004.  In the year 2005, we maintained a full valuation allowance for our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109 and in consideration of three consecutive years of losses from continuing operations.

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

Gain on Sale of Net Assets Related to Discontinued Operations

In 2005 we recorded a benefit of $703,269 for the overpayment of 2004 tax estimates related to the sale of net assets to SeraCare in 2004.  The impact resulted from the utilization of favorable treatment of tax credits, utilization of installment sale tax treatment related to sale of assets, and treatment of the sale of the Company’s 70% interest in Source Scientific LLC.   For the third quarter of 2004, we recorded a benefit from the sale of the BBI Diagnostics and BBI Biotech business units of $14,567,697 net of tax estimates of $4,354,809.

Net Income (Loss)

Overall, for 2005, we had net income of $1,604,092 which included the gain of $3,829,677 resulting from our sale of Panacos securities. This is compared to net income of $12,712,585 that was primarily due to the sale of the BBI Diagnostics and BBI Biotech business units to SeraCare in September 2004.

LIQUIDITY AND FINANCIAL CONDITION

Our working capital position as of December 31, 2005 was approximately $7,740,736. Our current working capital position was driven primarily by the sale in 2004 of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech business units to SeraCare for an aggregate purchase price of $30 million in cash of which $27.5 million was paid at the closing and $2.5 million initially deposited in escrow pursuant to an escrow agreement expiring in March 2006.  Since September 14, 2004, $1,412,192 has been released from escrow to SeraCare pursuant to our settlement of final closing balance sheet claims, and the proceeds and gain from the sale have been reduced accordingly.  On February 11, 2005, we completed an issuer tender offer and purchased from stockholders 5,210,001 shares of common stock for an aggregate purchase price of $16.3 million, which included 761,275 shares issued upon exercise of stock options. As a result of the completion of the tender offer, immediately following payment for the tendered shares, we had 2,424,189 shares of common stock outstanding.  In addition, working capital improved by the sale of Panacos shares, generating $3,833,712 in cash during 2005.

Net cash used by continuing operations for the year ended December 31, 2005 was $2,829,829. The cash used in operations for 2005 was primarily a result of losses incurred.

Net cash provided by investing activities totaled $3,512,807.  This was generated by the sale of 441,086 of the Company’s holdings in Panacos Pharmaceutical stock generating $3,833,712.  This was offset by the purchase of approximately $321,000 in capital equipment, which was primarily used for Barocyclers for collaboration sites.

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

In 2005, we sold an aggregate of 441,086 shares of Vitex for which we received $3,833,712 in cash proceeds, net of charges and commission.  We continue to hold an additional 419,896 shares of Panacos and may receive an additional 151,938 shares that are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals.  On December 31, 2005, the closing price of Panacos common stock was $6.93 per share as quoted on the Nasdaq National Market.

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

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $8,160 as of December 31, 2005.

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

As of December 31, 2005, the Company evaluated the recoverability of the $1,000,000 loan receivable from Mr. Richard T. Schumacher, which is reflected on the balance sheet in stockholders’ equity as a loan receivable. In connection with the Company’s evaluation of the recoverability of the loan receivable as of December 31, 2005, the Company performed a test for impairment of the loan receivable by analyzing the value of the collateral. This test included, among other things, a review of the current trading price of the Company’s common stock after taking into account factors that may affect the Company’s ability to sell such stock in the event it were to foreclose on the collateral to repay the loan receivable and any accrued and unpaid interest. After performing the impairment test, the Company determined that the loan receivable was not impaired. The ultimate value that the Company may recover is dependent on numerous factors including the Company’s stock price, market conditions relative to the value of and ability to sell the collateral, and the financial status of the Company’s President and Chief Executive Officer. Based on the Company’s assessment as of December 31, 2005, the Company estimates that the value of the collateral is sufficient to collateralize the amount of the recorded loan receivable.  If actual market conditions are less favorable, the Company’s stock price declines or other factors arise that are significantly different than those in existence as of December 31, 2005, an impairment of the loan receivable is likely to be required.  The Company plans to continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of the Company’s common stock and recent volatility in our stock price, ranging from a low of $2.28 per share to a high of $6.70 per share from January 1, 2005 to December 31, 2005.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock option awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS 123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. The Securities and Exchange Commission amended the compliance date on April 14, 2005, to require public companies to adopt the standard as of the beginning of the first annual period that begins after June 15, 2005. We will, therefore, be required to adopt SFAS 123(R) in the first quarter of 2006.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and the reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have adopted SFAS 154 to correct an error made during the quarter ended September 30, 2005 and discovered during the quarter ended March 31, 2006.

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”), plus interest through February 28, 2006. The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon reexamining our accounting for income taxes in its entirety, we further determined that the deferred tax liability in connection with the unrealized gain on Panacos should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by $23,000. We also adjusted our its deferred tax assets however there is no impact from these adjustments as deferred tax assets continue to be carried with a full valuation allowance. The total impact of all of these adjustments will not change the our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the fiscal year ended December 31, 2005 will be reduced from approximately $873,000 to approximately $850,000.

For the year ended December 31, 2005, the impact to basic and diluted earnings per share from discontinued operations was a decrease from $0.33 to $0.25 and from $0.31 to $0.25, respectively. For the year ended December 31, 2005, the impact to basic earnings per share from continuing operations was less than one penny. The impact of these adjustments to diluted earnings per share from continuing operations was a decrease from $0.28 to $0.27.

The accompanying Consolidated Balance Sheet as of December 31, 2005 and related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Statement of Cash Flows for the year ended December 31, 2005 and Note 2 (iii) “Correction of Error”, Note 2 (xii), “Computation of Earnings (Loss) Per Share”, Note 2 (xiv) “Recent Accounting Standards”, Note 2 (xv), Stock-Based Compensation, and Note 9, “Income Taxes” have been revised to reflect the appropriate adjustments to the income tax accounts

FORWARD-LOOKING STATEMENTS

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

The BBI Core Businesses sold to SeraCare in September 2004 represented more than 90% of our annual revenue in each of the past two years. Our business following the sale to SeraCare leaves us dependent on the performance of our pressure cycling technology activities, which is our only operating business going forward. Our pressure cycling technology business has a limited operating history and has incurred significant losses to date. Our first products utilizing our pressure cycling technology, the Barocycler™ NEP2017 instrument and related disposable PULSE™ Tubes, were introduced for commercial sale in September 2002. To date we have invested approximately $12.0 million towards the development of our pressure cycling technology since 1997 and we have generated only limited revenue from sales of our pressure cycling technology products and related services. We leased one and sold two Barocycler™ NEP2017 units since it was introduced in 2002, and we leased two and sold three Bench Top NEP 3229 Sample Preparation Systems since it was introduced in 2005. In fiscal year 2004 and 2005, respectively, we generated approximately $413,000 and $106,000 in revenue from sales of our pressure cycling technology products and services (including grants). Our failure to generate revenues from sales of our pressure cycling technology products and services will adversely affect our business and may affect our ability to stay in business.

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

Our pressure cycling technology products have limited market awareness. To date, we leased one and sold two PCT Barocycler™ NEP 2017 units since commercial introduction in 2002, and we leased two and sold three Bench Top NEP3229 PCT Sample Preparation Systems since commercial introduction in 2005. Our future success will be dependent in significant part on our ability to generate demand for our pressure cycling technology products and services and to develop additional commercial applications that incorporate our pressure cycling technology. To this end, we must increase market awareness and acceptance of our pressure cycling technology products to generate increased revenue. Our products and services require a sophisticated sales effort targeted to both the scientists who would use this technology and the senior management of our prospective customers. Currently, we have one employee focused on sales and marketing and another on business development. We cannot be certain that we will have sufficient funds in the future to hire any additional sales or marketing personnel. Our sales and marketing efforts will not be successful if we are unable to attract and retain qualified sales and marketing personnel. If we are not successful in building greater market awareness or acceptance and generating increased sales, our future results of operations will be adversely affected.

The sales cycle of our pressure cycling technology products has been lengthy and as a result, we have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

Our current and potential customers have required several months, a much longer time than we had originally estimated, to test and evaluate our pressure cycling technology related products. This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling, and general and administrative expenses, and we have not generated any significant related revenue for these products, and we may never generate the anticipated revenue if a customer cancels or changes its plans. Factors associated with this lengthy sales cycle include the initial selling price of the PCT Barocycler™ NEP2017 and the limited, though expanding, amount of research data presently available demonstrating the  capabilities and potential of both the PCT Barocycler™ NEP2017 and our less expensive and smaller Bench Top NEP3229 PCT Sample Preparation System. There can be no assurance that either the PCT Floor Model Barocylcer™ or the Bench Top model will be successful or that we will generate any significant revenue from sales of these products.

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

Source Scientific, LLC, an instrumentation company in which we own a 30% interest, agreed to provide engineering, manufacturing, and other related services for our pressure cycling technology products until September 30, 2005. Under our agreement with Source Scientific, LLC, we agreed to pay Source Scientific, LLC not less than an average of $25,000 per month for design, development and manufacturing services for our pressure cycling technology products through September 30, 2005.  Since September 30, 2005, Source Scientific, LLC has continued to provide these services to us without a formal extension of our agreement.  These services are integral to the success of our business. Since we expect that Source Scientific, LLC will manufacture our products, our success will depend, in part, on the ability of Source Scientific, LLC to manufacture our products cost effectively, in sufficient quantities to meet our customer demand when and if such demand occurs, and in meeting our quality requirements. If Source Scientific, LLC experiences manufacturing problems or delays, or if Source Scientific, LLC decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace Source Scientific, LLC, there will be a disruption in our business and we could incur additional costs and delays that would have an adverse effect on our business.

In connection with the sale of our BBI Core Businesses, we continue to be exposed to contingent liabilities up to an amount equal to the purchase price for the BBI Core Businesses, which could prevent us from pursuing our remaining business operations in the event an indemnification claim is brought against us.

In connection with the sale of our BBI Core Businesses to SeraCare, pursuant to the Asset Purchase Agreement, we agreed to indemnify SeraCare for any losses from breaches of most of our representations, warranties, or covenants that occur prior to June 14, 2006. Our indemnification obligations for breaches of some representations and warranties, however, extend for a longer period of time. More specifically, our indemnification obligation for a breach of representations and warranties relating to compliance with environmental laws extend until September 14, 2009, representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement, and brokers fees, extend indefinitely. Our indemnification obligations are limited by an overall cap equal to the $30 million purchase price. On March 22, 2005, we received a claim for indemnification from SeraCare relating to testing and other services performed by us for the University of Pittsburgh prior to the sale of the BBI Core Businesses to SeraCare. The claim for indemnification is for an unspecified amount relating to the cost of retesting certain of the samples previously tested by us. If we are required to pay this claim for indemnification, or any other possible new claims for indemnification from SeraCare, we will have less cash available to fund our operations, our business may be harmed and, if we are subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue our business as planned unless we are able to obtain equity or debt financing.

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

We have a $1,000,000 loan receivable from our President and Chief Executive Officer, Richard T. Schumacher. We previously maintained a junior security interest in collateral pledged by Mr. Schumacher to a financial institution. The collateral includes all of Mr. Schumacher’s shares of our common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2006, we became the holder of a first priority security interest in all of Mr. Schumacher’s common stock of Pressure BioSciences to secure the repayment of our $1.0 million loan receivable together with associated accrued interest from Mr. Schumacher. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit us to fully recover the principal, interest and other costs associated with this loan receivable. If the value of the collateral decreases, we may have to write down or write off the loan receivable or any associated accrued interest. Therefore, we cannot be certain that we will collect the full amount of the loan receivable or any associated accrued interest. Our failure to collect all or a portion of this loan receivable and any accrued interest could harm our business and financial condition.

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
(restated)
CURRENT ASSETS:
Cash and cash equivalents	$6,416,772
Restricted cash	255,612
Accounts receivable, less allowance of $115,908	58,798
Inventories, net	85,207
Investments in marketable securities	1,533
Escrow deposit related to sale of assets to SeraCare	1,117,305
Income tax receivable	531,122
Prepaid expenses, deposits, and other current assets	75,286

Total current assets	8,541,635

Property and equipment, net	282,780

OTHER ASSETS:
Intangible assets, net	425,554
Assets transferred under contractual arrangements	1,420,996
Investments in marketable securities	3,962,810
Total other assets	5,809,360

TOTAL ASSETS	$14,633,775

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$56,395
Accrued employee compensation	94,354
Other accrued expenses	99,718
Income taxes payable	63,730
Current deferred tax liability	219,949
Accrued SeraCare liabilities	264,713
Liabilities from discontinued operations	2,040
Total current liabilities	800,899

LONG TERM LIABILITIES
Liabilities from discontinued operations	6,120
Deferred tax liability	1,419,662
Liabilities transferred under contractual arrangements	1,042,493
Total long term liabilities	2,468,275

Total Liabilities	3,269,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized,
2,424,189 issued and outstanding	24,242
Additional paid-in capital	6,027,020
Loan receivable from Director / CEO	(1,000,000)
Accumulated other comprehensive income, net of tax	2,537,963
Retained earnings	3,775,376

Total stockholders' equity	11,364,601

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$14,633,775

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(restated)
REVENUE:
PCT Products, services, other	$105,526	$19,310
Grant Revenues	—	393,306
Total revenue	105,526	412,616

COSTS AND EXPENSES:
Cost of PCT products & services	177,350	572,323
Research and development	498,584	419,936
Selling and marketing	157,493	194,612
General and administrative	1,691,214	1,336,239
Stock based compensation	—	281,737
Total operating costs and expenses	2,524,641	2,804,847

Operating loss from continuing operations	(2,419,115)	(2,392,231)

OTHER INCOME (EXPENSE):
Realized gain on securities held for sale	3,829,677	—
Other operating (charges), net	(477,154)	(442,611)
Interest income	269,535	151,576
Total other income (expense)	3,622,058	(291,035)

Income (loss) from continuing operations before income taxes	1,202,943	(2,683,266)
Income tax (provision) benefit from continuing operations	(352,694)	941,350
Income (loss) from continuing operations	850,249	(1,741,916)

Discontinued operations:
Income / (loss) from discontinued operations (net of income tax provision
of $35,054 and $913, respectively,	50,574	(113,196)

Gain on sale of net assets related to discontinued operations
(includes effect of income taxes of $703,269 in 2005, and
net of income taxes accrued of $4,354,809 in 2004)	703,269	14,567,697
Net income from discontinued operations	753,843	14,454,501

Net income	$1,604,092	$12,712,585

Income / (loss) per share from continuing operations - basic	$0.29	$(0.25)
Income per share from discontinued - basic	$0.25	$2.11
Net income per share, basic	$0.54	$1.86

Income / (loss) per share from continuing operations - diluted	$0.27	$(0.25)
Income per share from discontinued - diluted	$0.25	$2.11
Net income per share, diluted	$0.52	$1.86

Weighted average number of shares used to calculate
basic per share (loss) / income	2,972,662	6,850,380

Weighted average number of shares used to calculate	3,107,973	6,850,380
diluted per share (loss) / income

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

Other Comprehensive Income:	2005	2004
	(restated)
Net income	$1,604,092	$12,712,585

Unrealized gain on marketable securities	3,957,626	—

Less: Income tax related to items of other comprehensive income	(1,419,663)	—

Total other comprehensive income, net of taxes	2,537,963	—

Comprehensive income	$4,142,055	$12,712,585

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated	Loan Receivable	Retained
	Common Stock		Additional		Other	From	Earnings	Total
		$.01 Par	Paid-In	Comprehensive	Comprehensive	Officer/	(Accumulated	Stockholders'
	Shares	Value	Capital	Income	Income	Director	Deficit)	Equity

BALANCE, December 31, 2003	6,827,592	$68,276	$21,888,234		$—	$(1,000,000)	$(10,541,301)	$10,415,209
Common stock issued in connection with
Employee Stock Purchase Plan	7,073	71	15,942		—	—	—	16,013
Stock options and other warrants exercised	38,250	382	100,482		—	—	—	100,864
Stock options plans exercise period extended	—	—	281,737		—	—	—	281,737
Interest accured on loan receivable from Director and CEO	—	—	—		—	(134,262)	—	(134,262)
Net income	—	—	—	$12,712,585	—	—	12,712,585	12,712,585
Comprehensive income				$12,712,585
BALANCE, December 31,2004	6,872,915	68,729	22,286,395		—	(1,134,262)	2,171,284	23,392,146

Repurchase shares via tender offer	(5,210,001)	(52,030)	(18,401,516)		—	—	—	(18,453,615)
Stock options and other warrants exercised	761,275	7,543	2,142,141		—	—	—	2,149,684
Proceeds from interest on loan receivable from Director and CEO	—	—	—			134,262	—	134,262
Net income	—	—	—	$1,604,092	—	—	1,604,092	1,604,092
Unrealized gain on investments (net of tax)	—	—	—	2,537,963	2,537,963	—	—	2,537,963

Comprehensive income				$4,142,055
BALANCE, December 31,2005	2,424,189	$24,242	$6,027,020		$2,537,963	$(1,000,000)	$3,775,376	$11,364,601

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	(Revised-See Note 13)
	(restated)	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,604,092	$12,712,585
Less income from discontinued operations	753,843	14,454,501
Income (loss) from continuing operations	850,249	(1,741,916)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities :
Depreciation and amortization	106,552	146,266
Provision for doubtful accounts	—	205,085
Realized gain on sale of marketable securities	(3,829,677)	—
Interest received (accrued) on loan outstanding from Director / CEO	134,263	(134,262)

Changes in operating assets and liabilities:
Accounts receivable	152,500	(391,064)
Inventories	72,610	140,534
Investments in marketable securities	6,016	518
Income tax receivable	(531,123)	—
Escrow deposits and deferred costs related to tender offer	110,529	—
Prepaid expenses and other current assets	(43,103)	(55,980)
Restricted cash payable to SeraCare	(225,796)	(29,816)
Assets and liabilities transferred under contractual obligations, (net)	442,348	37,254
Other accrued expenses	(205,320)	146,263
Income tax payable	(111,281)	175,011
Deferred tax liability	—	(100,367)
Accounts payable	15,120	(192,091)
Accrued employee compensation	7,830	(72,069)
Accrued expenses due to SeraCare	218,454	—
Net cash used in operating activities	(2,829,829)	(1,866,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(320,905)	—
Proceeds from sale of marketable securities	3,833,712	—
Net cash provided by investing activities	3,512,807	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,149,684	116,877
Use of funds to repurchase common stock	(18,453,547)	—
Escrow deposits related to sale of assets Seracare	—	(1,057,038)
Net cash used in financing activities	(16,303,863)	(940,161)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating cash flows, net of taxes	(4,035)	497,837
Investing cash flows, net of taxes	839,902	22,543,562
Net cash provided from discontinued operations	835,867	23,041,399

INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS:	(14,785,018)	20,234,605
Cash and cash equivalents, beginning of year	21,201,790	967,185
Cash and cash equivalents, end of year	$6,416,772	$21,201,790

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$23,508	$3,180,000
Interest Paid	$—	$102,817

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

(iii) Correction of Error

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and the reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Company has adopted SFAS 154 to correct an error made during the quarter ended September 30, 2005 and discovered during the quarter ended March 31, 2006.

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal, and interest, held in escrow from the 2004 sale of the assets and certain liabilities of BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, management determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which the Company filed its federal income tax return. Upon reexamining the Company’s accounting for income taxes in its entirety, management further determined that the deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals, Inc., should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by approximately $23,000. The Company also adjusted its deferred tax assets however there is no impact from these adjustments as deferred tax assets continue to be carried with a full valuation allowance. The total impact of all of these adjustments will not change the Company’s reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the fiscal year ended December 31, 2005 will be reduced from approximately $873,000 to approximately $850,000.

For the year ended December 31, 2005, the impact to basic and diluted earnings per share from discontinued operations was a decrease from $0.33 to $0.25 and from $0.31 to $0.25, respectively. For the year ended December 31, 2005, the impact to basic earnings per share from continuing operations was less than one penny. The impact of these adjustments to diluted earnings per share from continuing operations was a decrease from $0.28 to $0.27.

The accompanying Consolidated Balance Sheet as of December 31, 2005 and related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Statement of Cash Flows for the year ended December 31, 2005 as well as Note 2 (xii), “Computation of Earnings (Loss) Per Share”, Note 2 (xiv) “Recent Accounting Standards”, Note 2 (xv), “Stock-Based Compensation”, and Note 9, “Income Taxes” have been revised to reflect the appropriate adjustments to the income tax accounts.

(iv) Revenue Recognition

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
AS OF DECEMBER 31, 2005

(v) Cash / Restricted Cash / Cash equivalents

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

(vi) Research and Development

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

(vii) Inventories

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

In 2005, the Company increased reserves by $20,447 while identifying $104,186 of common components of previously reserved NEP2017 inventory that was utilized in the manufacture of the NEP3229 units.  The gross inventory of NEP2017 units has been reserved for in its entirety.

(viii) Property and Equipment

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
(ix) Intangible Assets and Goodwill

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

(x) Long-Lived Assets and Deferred Costs

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

(xii) Computation of Earnings (Loss) per Share

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

	Year ended	Year ended
Numerator:	2005	2004
Income (loss) from continuing operations	$850,249	$(1,741,916)

Demoninator:
Weighted Average Shares Outstanding, basic	2,972,662	6,850,380

Net effect of dilutive common stock
equivalents-based on treasury stock
method using average market price	135,311	0
Weighted Average Shares Outstanding, diluted	3,107,973	6,850,380

Income (loss) per share from continuing operations, - basic	$0.29	$(0.25)

Income (loss)per share from continuing operations, - diluted	$0.27	$(0.25)

(xiii) Segment Reporting

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

Following the Company’s sale of its core businesses in 2004, its laboratory instrumentation business unit in 2004, and its clinical laboratory business unit in 2001, the single remaining segment is the pressure cycling technology (PCT) family of products and services.

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

In May 2005, the FASB issued FASB Statement No. 154 “Accounting Changes and Error Corrections”—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company has adopted SFAS 154 to correct an error made during the quarter ended September 30, 2005 and discovered during the quarter ended March 31, 2006.

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal,and interest, held in escrow from the 2004 sale of the assets and certain liabilities of BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, management determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which the Company filed its federal income tax return. Upon reexamining the Company’s accounting for income taxes in its entirety, management further determined that the deferred tax liability in connection with the unrealized gain on Panacos should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by approximately $23,000. The Company also adjusted its deferred tax assets however there is no impact from these adjustments as deferred tax assets continue to be carried with a full valuation allowance. The total impact of all of these adjustments will not change the Company’s reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the fiscal year ended December 31, 2005 will be reduced from approximately $873,000 to approximately $850,000.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

For the year ended December 31, 2005, the impact to basic and diluted earnings per share from discontinued operations was a decrease from $0.33 to $0.25 and from $0.31 to $0.25, respectively. For the year ended December 31, 2005, the impact to basic earnings per share from continuing operations was less than one penny. The impact of these adjustments to diluted earnings per share from continuing operations was a decrease from $0.28 to $0.27.

(xv) Stock-Based Compensation

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

As the Company accounts for its plans under the recognition and measurement principles of APB 25, “Accounting for Stock Issued to Employees” and related interpretations, no compensation cost has been recognized under SFAS 123 because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.  SFAS 123 was amended by SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, which requires companies to disclose in interim financial statements the pro forma effect on net income per common share of the estimated fair market value of stock options or warrants issued to employees.

Had compensation cost for awards under those plans been determined based on the grant date fair values, consistent with the method required under SFAS 123, the Company’s net income and net income per share would have been impacted by the pro forma amounts indicated below:

	2005	2004
Net income - as reported	$1,604,092	$12,712,585
Add back: Stock-based compensation
in net income, as reported	—	281,737
Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(151,982)	(524,989)
Net Income - pro forma	$1,452,110	$12,469,333

Basic net income per share - as reported	$0.54	$1.86
Basic net income per share - pro forma	$0.49	$1.82

Diluted net income per share - as reported	$0.52	$1.86
Diluted net income per share - pro forma	$0.47	$1.82

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the amount of unamortized stock-based compensation expense that will be recognized over the next three years or the vesting period in accordance with SFAS 123r representing the FMV of options issued to employees this year less the portion recognized in the SFAS 148 disclosure as if 123 had been applied is approximately $375,468.

(xvi)  Investment in Marketable Securities

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

(xvii)  Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

(xviii)  Advertising

Advertising costs are expensed as incurred. There were no advertising costs for the years ended December 2005 and 2004 as the Company’s primary concentration was in research and development.

(xix)  Allowance for Doubtful Accounts

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow, plus interest through February 28, 2006.

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

As of December 31, 2005, assets and liabilities transferred under contractual arrangements consisted of the following:

Cash	$27,900
Accounts receivable, net	535,140
Inventories	414,550
Prepaid assets	48,626
Property and equipment, net	105,944
Goodwill	227,084
All other assets	61,752

Total assets transferred under contractual arrangements	1,420,996

Accounts payable	(346,043)
Accrued expenses and compensation	(279,477)
Deferred revenue	(251,476)
Note payable	(50,000)
Equity contributions	(57,860)
Deferred rent	(57,637)

Total liabilities transferred under contractual arrangements	(1,042,493)

Net assets and liabilities transferred under contractual arrangements	$378,503

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(5)  Property and Equipment

Property and equipment at December 31, 2005 consisted of the following:

2005

Laboratory and manufacturing equipment	$195,502
Office equipment	59,316
PCT collaboration / demo / lease systems	424,564

Total	679,382
Less accumulated depreciation	(396,602)

Net book value	$282,780

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

(7)  Debt

The Company has no debt obligations.

(8)  Retirement Plan

In January 1993, the Company adopted a retirement savings plan for its employees, which has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. Company contributions are made at the discretion of management. As of December 31, 2001, no such contributions had been made: however, commencing in 2002, the Company formally adopted and implemented a limited matching contribution program. During 2005 and 2004, the Company recognized administrative expense of approximately $6,000 and $23,000, in connection with the plan.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(9)  Income Taxes

The components of the (benefit) provision for income taxes from continuing operations are as follows:

	2005	2004
Current (benefit) provision: federal	$239,023	$(942,606)
Current provision: state	113,671	1,256
Total current provision	352,694	(941,350)

Deferred provision: federal	—	—
Deferred provision: state	—	—
Total deferred provision	—	—

Total provision (benefit) for income taxes from continuing operations	$352,694	$(941,350)

Significant items making up the deferred tax assets and deferred tax liabilities are as follows:

	2005	2004
Current deferred taxes:
Inventories	$24,512	$141,558
Accounts receivable allowance	46,676	83,558
Technology licensed	—	186,718
Other accruals	24,889	158,671
Deferred tax liability related to installment sale & unrealized gain	(219,949)	—
Less: valuation allowance	(96,077)	(570,506)
Total current deferred tax liability	(219,949)	—
Long term deferred taxes:
Depreciation	10,245	(9,991)
Source Scientific Note, OID	28,994	—
Operating loss carryforwards and tax credits	1,268,109	984,424
Goodwill and intangibles	(171,370)	346,049
Deferred tax liability related to unrealized gain	(1,419,662)	—
Less: valuation allowance	(1,135,978)	(1,320,481)
Total long term deferred tax assets (liabilities), net	(1,419,662)	—

Total net deferred tax liabilities	$(1,639,611)	$—

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2005 and 2004 for the full amount of the deferred tax asset due to the uncertainty of realization.  Although the Company realized taxable income generated from the sale of assets to SeraCare Life Sciences in September 2004, and the sale of Panacos securities in 2005, management believes that based upon its projection of future taxable operating income for the foreseeable future, it is more likely than not that the Company will not be able to realize the benefit of the deferred tax asset at December 31, 2005.  The valuation allowance as of January 1, 2005 was $1,890,987.  The net change in the valuation allowance during the year ended December 31, 2005 was a decrease of $658,932.

The Company has not reserved for a deferred tax liability which totals $1,419,663 related to the unrealized gain associated with the increase in value of its investment of marketable securities of Panacos shares held for sale. The Company recorded an additional deferred tax liability of $219,949 related to the remaining installment gain on the 2004 sale of certain assets and liabilities to SeraCare. Additionally, as part of its internal review of the accounting for income taxes the Company adjusted various deferred tax asset balances. These adjustments had no impact on the financial statements as deferred tax assets continue to be fully reserved for.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $196,000 and $760,000 at December 31, 2005 and 2004, respectively.  Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations.  These net operating loss carry-forwards expire at various dates from 2012 through 2024.  The Company had net operating loss carry-forwards for state income tax purposes of approximately $12,174,000 and $10,940,000 at December 31, 2005 and 2004, respectively.  These net operating loss carry-forwards expire at various dates from 2006 through 2024.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

The Company’s effective income tax (benefit) rate for continuing operations differs from the statutory federal income tax benefit rate as follows:

	2005	2004
Federal Statutory Rate	34%	-34%
State taxes, net	6%	0%
Permanent differences	-2%	0%
Valuation allowance	-9%	-1%
Effective income tax (benefit) provision rate from continuing operations	29%	-35%

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

The obligations of Source Scientific, LLC associated with leased facilities in Irvine, CA are excluded from the Company’s obligations. The obligations are deemed by the Company to be obligations of Source LLC and the Company has provided no guarantees.  The term of Source LLC leased facility commenced in April 2005 and runs through June 2010.  In addition certain administrative support equipment lease arrangements were entered into commencing in January 2005 and ending in November 2006.  Source LLC’s minimum lease payments are as follows:
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

Other Contingencies

Various claims may be asserted against the Company in the ordinary course of business.  In certain instances, the amounts claimed or alleged may be significant.  While it is possible that the Company’s results of operations and/or liquidity could be materially affected by these contingent liabilities, based upon information currently available, management believes that there are no outstanding claims that will have a material adverse impact on the financial position of the Company.

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

Common Stock

Shareholders Purchase Rights Plan

On March 3, 2003, the Company’s Board of Directors adopted a shareholder purchase rights plan (“the Rights Plan”) and declared a distribution of one Right for each outstanding share of the Company’s Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued.  The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date that will only occur if a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of the Company’s Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

The Company has reserved shares of its authorized but unissued common stock for the following:

	Stock Options		Warrants

	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Total

					Shares	Exercisable

Balance outstanding, 12/31/2003:	1,245,825	$2.94	135,556	$3.60	1,381,381	844,970
Granted	90,500	2.60	—		90,500
Exercised	(38,250)	2.63	0		(38,250)
Expired	(150,650)	2.93	0		(150,650)
Forfeited	(76,083)	2.66	0		(76,083)

Balance outstanding, 12/31/2004	1,071,342	$2.93	135,556	$3.60	1,206,898	520,556
Granted	360,000	2.98	—		360,000
Exercised	(761,275)	2.85			(761,275)
Expired	(35,067)	3.75	(135,556)	$3.60	(170,623)
Forfeited	(50,000)	2.92			(50,000)

Balance outstanding, 12/31/2005	585,000	$2.96	—		585,000	385,000

The following table summarizes information concerning options outstanding and exercisable as of December 31, 2005:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise

$2.50 - 2.70	7.0	166,000	$2.64	166,000	$2.64
2.71 - 3.00	9.0	260,000	2.92	60,000	2.92
3.01 - 3.99	5.3	134,500	3.18	134,500	3.18
4.00 - 4.25	3.7	24,500	4.23	24,500	4.23

2.50 - 4.25	6.4	585,000	2.96	385,000	2.97

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005

(12)  Related Party Transaction

In January 2002, the Company pledged the $1,000,000 interest bearing deposit at a financial institution to secure its limited guaranty of loans in the aggregate amount of $2,418,000 from the financial institution to an entity controlled by Richard T. Schumacher, a Director and the Company’s current President and Chief Executive Officer. In January 2003, the $1,000,000 held in the interest bearing deposit account pledged to the financial institution to secure the Company’s limited guaranty was used by the financial institution to satisfy its limited guaranty obligation to the financial institution. As of December 31, 2005, the Company maintained a $1.0 million loan receivable from Mr. Schumacher. The Company previously maintained a junior security interest in collateral pledged by Mr. Schumacher to the financial institution. The collateral includes all of Mr. Schumacher’s shares of PBI common stock. Following the payment in full by Mr. Schumacher of his loan to the financial institution in February 2005, the Company became the holder of a first priority security interest in Mr. Schumacher’s shares of common stock of Pressure BioSciences to secure the repayment of the Company’s $1,000,000 loan receivable together with associated accrued interest from Mr. Schumacher and are held as collateral. The collateral currently consists of 489,657 shares of Pressure BioSciences common stock. The collateral and personal assets of Mr. Schumacher may not be sufficient to permit the Company to fully recover the principal, interest, and other costs associated with this loan receivable. If the value of the collateral decreases, the Company may have to write down or write off the loan receivable or any associated accrued interest. Therefore, the Company cannot be certain that it will collect the full amount of the loan receivable.

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

(14)  Subsequent Events

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining amount held in escrow from the sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare on September 14, 2004, plus interest though February 28, 2006.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As more fully described in Note 2 (iii) of the notes to the consolidated financial statements, errors resulting in an understatement of income tax expense and deferred taxes payable relating to discontinued operations and an overstatement of income tax expense and deferred taxes payable relating to other comprehensive income as of and for the year ended December 31, 2005 were discovered by management of the Company during 2006. Accordingly, the consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2005 have been restated to reflect corrections to previously reported amounts.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 23, 2006, except for Note 2 (iii), as to which the date is May 22, 2006.

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

In connection with the preparation of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we completed an internal review of our tax liability associated with the 2004 sale of assets and certain liabilities of our former core businesses, referred to herein as the BBI Core Businesses, to SeraCare Life Sciences, Inc. As a result of this review, we concluded that the tax liability related to discontinued operations recorded in the third quarter of 2005 was understated by approximately $220,000. In connection with our internal tax review, we also determined to reduce by approximately $60,000 the estimate of our deferred tax liability for the unrealized gain from our investment in Panacos Pharmaceuticals, Inc. and to increase by approximately $23,000 the income tax provision from continuing operations. We therefore decided to restate our previously issued financial statements for the fiscal year ended December 31, 2005 and our financial statements for the fiscal quarter ended September 30, 2005 to reflect these changes. We are filing this amended Annual Report on Form 10-KSB/A to restate our financial results for the year ended December 31, 2005. In connection with the filing of this amendment, we carried out a further evaluation, as of December 31, 2005, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2005 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. We believe that the hiring of our new Chief Financial Officer, effective as of April 3, 2006, has enabled us to conclude that our disclosure controls and procedures are now effective.

Other than the changes described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Executive Officers

The following table sets forth the names, ages and positions of our current executive officers:

Name	Age	Position

Richard T. Schumacher	55	President & Chief Executive Officer
Edward H. Myles	34	Vice President of Finance & Chief Financial Officer

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

Mr. Myles was appointed to serve as Vice President of Finance and Chief Financial Officer on April 3, 2006. Prior to joining Pressure BioSciences, Inc., Mr. Myles served as the controller for EMD Pharmaceuticals, a wholly-owned affiliate of Merck KGaA, from 2003 to 2005. At EMD, Mr. Myles held a wide variety of responsibilities in the areas of accounting, licensing & business development. Prior to EMD Pharmaceuticals, Mr. Myles worked in the health care investment banking group of SG Cowen Securities Corporation from 2002 to 2003, where he provided advisory services to emerging and middle-market companies. From 2000 to 2002, Mr. Myles was enrolled in the full-time MBA program at Washington University in St. Louis, where he helped co-found Luminomics, an early-stage biotechnology company. Prior to enrolling in graduate school Mr. Myles was the Corporate Controller of Boston Biomedica, Inc., where he oversaw all financial reporting, accounting and financial operations. Prior to joining Boston Biomedica, Inc., in 1997 he worked at the accounting firms Price Waterhouse LLP and Coopers & Lybrand LLP where he held positions of increasing responsibility between 1993 and 1997. Mr. Myles became a CPA in 1996, and earned a B.S.B.A. in accounting and finance from the University of Hartford, and an MBA from Washington University in St. Louis.

The additional information required by this Item 9 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 13.	EXHIBITS.

EXHIBIT INDEX

Exhibit No.		Reference

3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Articles of Amendment to Amended and Restated Articles of Organization of the Company	M**

3.3	Amended and Restated Bylaws of the Company	A**

3.4	Amendment to Amended and Restated Bylaws of the Company	B**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	0

4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1 and 3.2)	A**

4.3	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	G**

4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	M**

10.1	1994 Employee Stock Option Plan*	A**

10.2	1999 Non-Qualified Stock Option Plan*	D**

10.3	1999 Employee Stock Purchase Plan*	D**

10.4	First Amendment to lease dated as of December 12, 2001 by and between Cabot Industrial Properties, L. P. and BBI Source Scientific, Inc.	C**

10.5	Lease Agreement dated March 1, 2004, for Frederick, Maryland facility, between MIE Properties, Inc., and the Company.	M**

10.6	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	E**

10.7	Junior Participation Agreement dated as of January 15, 2002, by and between Commerce Bank and Trust Company, Resorts Accommodations International LLC, Richard T. Schumacher and Boston Biomedica, Inc.	F**

10.8	Pledge and Security Agreement dated as of January 15, 2002, by and between Richard T. Schumacher, Boston Biomedica, Inc., and Commerce Bank and Trust Company.	F**

10.9	Pledge Agreement effective as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company	F**

10.10	Limited Guaranty dated as of January 15, 2002, by and between Boston Biomedica, Inc. and Commerce Bank and Trust Company.	F**

10.11	Description of Compensation for Certain Directors	P**

10.12	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	H**

10.13	Agreement between Boston Biomedica, Inc. and Richard T. Schumacher	H**

10.15	Consultant Agreement between Boston Biomedica, Inc. and Richard T. Schumacher entered into as of December 31, 2003	H**

10.16	LLC Membership Interest Purchase Agreement dated June 8, 2004 by and between BBI Source Scientific Inc., Boston Biomedica, Inc., and Source Scientific LLC.	J**

10.17	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	M**

10.18	Amendment No. 1 to Asset Purchase Agreement dated July 20, 2004, by and between the Company, BBI Biotech and SeraCare Life Sciences, Inc.	F**

10.19	Extension Agreement dated August 6, 2004 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F**

10.20	Letter Agreement regarding Closing Balance Sheet Matters dated November 22, 2004 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	L**

10.21	Closing Balance Sheet Agreement dated February 17, 2005 by and between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	K**

10.22	License Agreement dated as of October 7, 1996 by and between BioMolecular Assays, Inc. and BioSeq, Inc.; and the Company	N**

10.23	Flex Space Office Lease dated May 5, 2005 by and between Saul Holding Limited Partnership and the registrant	Q**

10.24	Letter Agreement dated June 30, 2005 by and between the registrant and Richard T. Schumacher.*	R**

10.25	2005 Equity Incentive Plan*	S**

10.26	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	T**

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

A	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) filed August 23, 1996 (the “Registration Statement”).
B	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
C	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002.
D	Incorporated by reference to the registrant’s proxy statement filed June 14, 1999.
E	Incorporated by reference to the registrant’s Report on Form 8-K filed with the Commission March 8, 2001.
F	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
G	Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed with the Commission March 12, 2003.
H	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003.
I	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
J	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission June 16, 2004.
K	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission February 24, 2005.
L	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2004.
M	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission April 16, 2004.
N	Incorporated by reference to the registrant’s amendment to the Registration Statement filed on Form S-1/A on October 8, 1996.
O	Incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-KSB filed with the Commission on April 22, 2005.
P	Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-KSB filed with the Commission on April 22, 2005.
Q	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2005.
R	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2005.
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

In accordance with Section 13 or 15d of the Exchange Act, the registrant caused this amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2006	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

c