Form 10QSB
period 2006-03-31
PRESSURE BIOSCIENCES INC
filed 2006-05-22
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006  or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 12, 2006 was 2,426,189.
Transitional Small Business Disclosure Format (check one):

☐ Yes      ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005 (Restated)	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	6

Notes to Consolidated Financial Statements as of March 31, 2006 (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations	15

Item 3. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 6. Exhibits	25

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2006	2005
	(unaudited)	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$7,732,127	$6,416,772
Restricted cash	138,120	255,612
Accounts receivable, less allowance of $115,908	46,177	58,798
Inventories, net	78,458	85,207
Investments in marketable securities	984	1,533
Escrow deposit related to sale of assets to SeraCare	-	1,117,305
Prepaid income taxes	70,000	-
Income tax receivable	286,477	531,122
Prepaid expenses, deposits, and other current assets	81,653	75,286

Total current assets	8,433,996	8,541,635

Property and equipment, net	262,180	282,780

OTHER ASSETS:
Intangible assets, net	413,396	425,554
Assets transferred under contractual arrangements	1,420,996	1,420,996
Investments in marketable securities	3,885,341	3,962,810
Total other assets	5,719,733	5,809,360

TOTAL ASSETS	$14,415,909	$14,633,775

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$120,539	$56,395
Accrued employee compensation	251,565	94,354
Other accrued expenses	162,526	99,718
Income taxes payable	84,221	63,730
Current deferred tax liability	-	219,949
Accrued SeraCare liabilities	147,220	264,713
Liabilities from discontinued operations	2,040	2,040
Total current liabilities	768,111	800,899

LONG TERM LIABILITIES
Liabilities from discontinued operations	5,634	6,120
Deferred tax liability	1,404,234	1,419,662
Liabilities transferred under contractual arrangements	1,042,493	1,042,493
Total long term liabilities	2,452,361	2,468,275

TOTAL LIABILITIES	3,220,472	3,269,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized,
2,424,189 issued and outstanding	24,242	24,242
Additional paid-in capital	6,230,476	6,027,020
Loan receivable from Director / CEO	(1,000,000)	(1,000,000)
Accumulated other comprehensive income	2,475,377	2,537,963
Retained earnings	3,465,342	3,775,376

Total stockholders' equity	11,195,437	11,364,601

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$14,415,909	$14,633,775

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005
REVENUE:
PCT Products, services, other	$53,414	$2,630
Total revenue	53,414	2,630

COSTS AND EXPENSES:
Cost of PCT products & services	51,546	6,521
Research and development	258,819	103,028
Selling and marketing	67,379	15,260
General and administrative	689,626	308,888
Total operating costs and expenses	1,067,370	433,697

Operating loss from continuing operations	(1,013,956)	(431,067)

OTHER INCOME (EXPENSE):
Realized gain on securities held for sale	517,938	-
Other operating (charges), net	-	(235,352)
Interest income	108,506	78,932
Total other income (expense)	626,444	(156,420)

Loss from continuing operations before income taxes	(387,512)	(587,487)
Income tax benefit from continuing operations	77,478	199,746
Loss from continuing operations	(310,034)	(387,741)

Discontinued operations:
Income from discontinued operations (net of income tax benefit of $2,411 in 2005)	-	4,679
Income from discontinued operations	-	4,679

Net Loss	$(310,034)	$(383,062)

Loss per share from continuing operations - basic and diluted	$(0.13)	$(0.08)
Income per share from discontinued operations - basic and diluted	-	-
Net loss per share, basic and diluted	$(0.13)	$(0.08)

Weighted average number of shares used to calculate per share loss - basic and diluted	2,424,189	4,649,052

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,

Other Comprehensive Income:	2006	2005

Net Loss	$(310,034)	$(383,062)

Reclassification of unrealized gain to realized gain on securities sold during the period	(400,722)	-

Unrealized gain on marketable securities	321,138	3,049,841

Income tax benefit (provision) related to items of other comprehensive income	16,998	(951,233)

Total other comprehensive (loss) income, net of taxes	(62,586)	2,098,608

Comprehensive (loss) income	$(372,620)	$1,715,546

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,034)	$(383,062)
Less income from discontinued operations	-	4,679
Loss from continuing operations	(310,034)	(387,741)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities :

Depreciation and amortization	33,843	13,720
Non-cash stock-based compensation expense	203,456	-
Realized gain on sale of marketable securities	(517,938)	-
Interest (receivable) on loan outstanding from Director / CEO	-	(17,944)

Changes in operating assets and liabilities:
Accounts receivable	12,621	141,588
Inventories	6,749	(150,422)
Investments in marketable securities	549	1,278
Income tax receivable	244,645	(197,335)
Prepaid income taxes	(70,000)	-
Prepaid expenses and other current assets	(6,367)	150,536
Assets and liabilities transferred under contractual obligations, (net)	-	359,377
Other accrued expenses	62,807	(5,930)
Accounts payable	64,144	85,713
Income taxes payable	20,491	-
Deferred tax liability	(219,949)	-
Accrued employee compensation	157,211	(12,118)
Net cash used in operating activities	(317,772)	(19,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(2,155)	(24,286)
Proceeds from sale of marketable securities	518,463	-
Net cash provided by (used in) investing activities	516,308	(24,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Use of funds in repurchase of common stock	-	(16,303,862)
Restricted cash payable to Seracare	-	(71,268)
Net cash used in financing activities	-	(16,375,130)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating cash flows, net of taxes	(486)	(21,623)
Investing cash flows	1,117,305	-
Net cash provided by (used in) discontinued operations	1,116,819	(21,623)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,315,355	(16,440,317)
Cash and cash equivalents, beginning of period	6,416,772	21,201,790
Cash and cash equivalents, end of period	$7,732,127	$4,761,473

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$71,504	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

1)  Organization and Business Activities

Pressure BioSciences, Inc. (“PBI”) is an early-stage company focused on the development and commercialization of a novel technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 4 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

2) Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) and Annual Report on Form 10-KSB/A (the “Form 10-KSB/A”) for the fiscal year ended December 31, 2005.

3) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc., PBI Source Scientific, Inc., and PBI BioSeq, Inc.

Use of Estimates

To prepare the unaudited consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, in estimates regarding the collectability of accounts receivable, the realizability of a loan receivable from our President and Chief Executive Officer, deferred taxes, the net realizable value of our inventories, the estimates employed in our calculation of fair value of stock options awarded to directors, officers and employees, as well as an estimate for remaining liabilities associated with discontinued operations. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

Cash and Cash Equivalents and Restricted Cash

We invest our available cash in short-term, investment grade, interest bearing obligations, including money market funds, municipal notes, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

Our restricted cash consists of payments from customers of our former business units who remit payments to us erroneously. When this cash is received in our lockbox system we isolate it so that we can return it to SeraCare in a timely manner. The balances reflected are those indicative of timing of transfers to SeraCare. At the time the cash is classified as restricted, we record a corresponding liability so the balances have no effect on our net assets.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are antidilutive are excluded from this calculation.

Potentially dilutive securities having a net effect of 177,879 shares were excluded from the calculation for the three months ended March 31, 2006. Potentially dilutive securities having a net effect of 112,519 shares were excluded from the calculation for the three months ended March 31, 2005.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of 2006. Under this method, stock-based compensation expense recognized in the first quarter of 2006 includes: (a) compensation expense for all equity-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all equity-based payments granted between January 1, 2006 and March 31, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. Results for periods prior to January 1, 2006 do not include, and have not been restated to reflect amounts associated with the requirements of SFAS 123R.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we utilized for grants of options to the two sub-groups of our stock option recipients during the three months ended March 31, 2006:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
Assumptions	Outside Board Members	CEO and other Officers & Employees
Expected Term (years)	5.0	6.0
Expected Volatility	74.7%	88.2%
Risk-Free Interest Rate	4.9%	4.9%
Expected Dividend Yield	0.0%	0.0%

We developed the above referenced assumptions based on the following rationale. We utilized the simplified method provided by SAB No. 107 to develop our estimate of expected term of the stock options granted. Under this method, options granted to outside board members are estimated to have an expected term of 5 years and options granted to our CEO and all other officers and employees are estimated to have an expected term of 6 years. All options granted have a 10 year contractual life. The options granted to outside directors vest immediately and the options granted to the CEO and all other officers and employees vest annually, on an equal basis over three years. SAB 107 provides a simplified approach to developing the estimate of expected term based on the average of the midpoint of the vesting period and the contractual life. The expected volatility is assumed to approximate the historical volatility that was observed during the corresponding expected term for each sub-group of option recipients. The risk-free interest rate is a weighted average approximation based on the U.S. Treasury yields in effect at the time of the grants. We used a dividend yield of zero for the calculation because we have never paid cash dividends and we have no intention to begin paying dividends in the foreseeable future. While we believe these estimates are reasonable, the compensation expense recorded would increase if the assumed expected term was increased or a higher expected volatility was used.

As a result of adopting SFAS 123R on January 1, 2006 we recognized stock-based compensation expense of $203,455 for the quarter ended March 31, 2006. The following table summarizes the effect of this stock-based expense within our Consolidated Statement of Operations:

Three months ended March 31, 2006
Cost of PCT products & services	$2,094
Research and development	22,474
Selling and marketing	7,888
General and administrative	170,999
Total stock-based compensation expense	$203,455

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of eight employees as of March 31, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

As of March 31, 2006, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $670,206. In April 2006, our board of directors approved additional stock option grants to our outside directors and to newly hired executive officers. The total estimated fair value of these awards is $491,286. Of this amount, $153,633 represents the estimated fair value of the options granted to outside board members. This entire amount will be recognized as non-cash, stock-based compensation expense in the second quarter of 2006 because the options granted to the outside directors vest immediately.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. No stock-based compensation cost was recognized in the Consolidated Statements of Operations for the three-month period ended March 31, 2005, as all options granted under our option plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net loss and the net loss per share for the three months ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in effect at that time. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

Three Months Ended
March 31, 2005
Net loss - as reported	$(383,062)
Add back: Stock-based compensation
in net loss, as reported	-
Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(11,771)
Net loss - pro forma	$(394,833)

Basic and Diluted net loss per share - as reported	$(0.08)
Basic and Diluted net loss per share - pro forma	$(0.08)

Correction of an Accounting Error

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

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”), plus interest from January 1 through February 28, 2006. The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon reexamining accounting for income taxes in its entirety, we further determined that the deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals Inc., should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by $23,000. We also determined that the accounting for deferred tax assets needed to be adjusted; however, there would be no impact from this adjustment as deferred tax assets are fully reserved for.

We elected to remedy these errors by restating our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The December 31, 2005 balance sheet presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, reflects the appropriate adjustments to the income tax accounts and to retained earnings.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 has been reduced from approximately $873,000 to approximately $850,000.

4) Investment in Marketable Securities

As of March 31, 2006, we held 361,996 shares (plus an additional 151,938 shares are being held in escrow until September 2006) of common stock of Panacos Pharmaceuticals Inc. (“Panacos”), a publicly traded company listed on the Nasdaq National Market. We account for this investment in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. On March 31, 2006, our balance sheet reflected the fair value of our investment in Panacos to be approximately $3.9 million, based on the closing price of Panacos shares of $7.56 per share. The carrying value of our investment in Panacos common stock held will change from period to period based on the closing price of the common stock of Panacos as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss. As of May 12, 2006, the closing price of Panacos common stock was $6.26. During the three months ended March 31, 2006 we sold 57,900 shares and recognized a pre-tax gain of $517,938.

5) Discontinued Operations

On September 14, 2004, we completed the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech divisions to SeraCare. Pursuant to the Asset Purchase Agreement, the businesses were sold for $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. In December 2004, and again in February 2005, we settled disagreements with SeraCare regarding the value of the inventory and accounts receivable in the closing balance sheets by releasing approximately $1.4 million from the escrow account. On March 15, 2006, we received approximately $1.1 million in remaining escrow funds.

6) Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, we completed the sale of substantially all of the assets as well as selected liabilities of PBI Source Scientific, Inc. (PBI’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by us. Despite our intent to exit the laboratory instrumentation business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC. Because of this and other factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation”.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of March 31, 2006 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”.

During the quarter ended March 31, 2006, Source Scientific, LLC recognized net income of approximately $100,000. In accordance with SAB Topic 5E we excluded this net income from our Consolidated Statement of Operations and made no adjustment to the accounts captioned “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”. SAB Topic 5E requires that we recognize the losses of Source Scientific, LLC to the extent such losses exceed profits in the same fiscal year. In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

7) Related Party Transaction

As of March 31, 2006, we evaluated the recoverability of the $1,000,000 loan receivable from our President, CEO, and a director, Mr. Richard T. Schumacher, which is reflected on the accompanying balance sheet in stockholders' equity as a loan receivable. Our evaluation of the recoverability of the loan receivable included an analysis of the value of the 479,657 shares of our common stock which are held as collateral. This test included a review of the current trading price of our common stock. After performing the impairment test, we determined that the loan receivable was not impaired. We will continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in stock price, ranging from a low of $3.81 per share to a high of $4.79 per share from January 1, 2006 to March 31, 2006.

8) Inventories

Inventories represented are primarily finished BarocyclerTM units available for sale and those units at various stages of manufacture. As of March 31, 2006, finished goods included Barocycler™ NEP3229 units and PULSE™ Tubes.

As of March 31, 2006, inventories were comprised as follows:

March 31,
2006

Raw materials	$25,613
Work-in-process	21,258
Finished goods	31,587
Total	$78,458

9) Commitments and Contingencies

Royalty Commitments

In 1998, we acquired all the remaining outstanding common stock of BioSeq Inc., a development -stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the first quarter of 2006 was $2,500.

Research and Development Collaboration

On February 1, 2006, we entered into an agreement with the University of New Hampshire (“UNH”) pursuant to which UNH agreed to perform certain research and development services for us through December 31, 2006. Subject to the terms of the agreement, we will pay UNH an aggregate of $157,850 during the term of the agreement.

Operating Leases

On March 1, 2006, we entered into a sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period will expire on December 31, 2006. We will pay $2,350 per month for the use of these facilities.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

10) Stockholders’ Equity

Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of common stock were reserved for the issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, our board of directors has authority to grant options to employees, officers, directors, consultants, and advisors. As of March 31, 2006, there were 481,000 stock options granted and outstanding under the 2005 Equity Incentive Plan and 519,000 shares available for future grants.

We also have 246,000 options issued and outstanding under our 1999 Non-Qualified Plan and 9,500 options issued and outstanding under our 1994 Incentive Stock Option Plan. As of March 31, 2006, there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan. The 1994 Incentive Stock Option Plan has expired; therefore, there are no shares available for future grant under this plan.

Under our 1999 Employee Stock Purchase Plan, eligible employees are entitled to purchase shares of our stock at 85% of the market value as determined at the beginning and end of the offering period. A total of 250,000 shares had been reserved for this plan. As of March 31, 2006, there were 197,326 shares available for future issuance under this plan. As of July 29, 2004, this plan was suspended; however, the board of directors has the ability to reactivate the Plan at its discretion.

During the first quarter of 2006, our board of directors granted stock options to our employees, officers, and to our board of directors. The following tables present summarized data relative to our stock option plans:

The following tables summarize information concerning options outstanding and exercisable as of March 31, 2006:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2004	1,071,342	$2.93	135,556	$3.60	1,206,898	511,056
Granted	360,000	2.98	-	-	360,000
Exercised	(754,275)	2.85	-	-	(754,275)
Expired	(42,067)	3.75	(135,556)	3.60	(177,623)
Forfeited	(50,000)	2.92	-	-	(50,000)
Balance outstanding, 12/31/2005	585,000	$2.96	-	-	585,000	385,000
Granted	171,000	4.05	-	-	171,000
Exercised	-		-	-	-
Expired	(19,500)	4.24	-	-	(19,500)
Forfeited	-		-	-	-
Balance outstanding, 3/31/2006	736,500	$3.18	-	-	736,500	375,500

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

				Options Outstanding		Options Exercisable
				Number of	Weighted Average	Number of	Weighted Average
Range of Exercise Prices			Weighted Average Remaining Life	Options	Exercise Price	Options	Exercise Price
$2.50	-	$2.70	6.4	161,000	$ 2.64	161,000	$ 2.64
2.71	-	3.08	8.4	343,000	2.96	143,000	3.01
3.09	-	3.95	9.4	105,500	3.61	4,500	3.25
3.96	-	4.25	9.6	127,000	4.12	67,000	4.13
2.50	-	4.25	8.3	736,500	$ 3.18	375,500	$ 3.06

 11) Subsequent Events

Purchase Commitments

         In April 2006, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source for $200,000. In accordance with the terms of the agreement, we expect that the units will be completed during the third and fourth quarters of this year. We will be billed for the complete cost of each unit as it is completed. Finished goods will stay at Source for shipment directly to our customers.

SFAS 123R Impact from Additional Option Grants

In April 2006, the board of directors granted additional stock options to new executive officers and the board of directors. The total estimated fair value of these awards is $491,286. The incremental non-cash, stock-based compensation expense that will be recognized in the quarter ended June 30, 2006 is approximately $177,986.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

•	our plans and expectations with respect to our pressure cycling technology operations;
•	our anticipated costs and expenses with respect to our pressure cycling technology operations
•	market acceptance and the potential for commercial success of our PCT products;
•	our belief that we have sufficient liquidity to finance operations through 2007;
•	the expected recovery and value of the loan receivable from our President and Chief Executive Officer;
• •
our ability to develop future collaborations with partners who generate and disseminate meaningful and beneficial scientific data the expected results of our current and future collaboration agreements

• •	our ability to sell additional BarocyclersTM to existing and future collaboration partners our ability to raise additional capital when and if needed;
• •	general economic conditions; our ability to sell our shares in Panacos Pharmaceuticals at a favorable price
•	the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2005, as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview
Pressure BioSciences, Inc. (“PBI”) is an early-stage company focused on the development and commercialization of a novel technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 4 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

Important recent business developments include:

•
On February 1, 2006 we entered into an agreement with the University of New Hampshire, pursuant to which UNH agreed to perform certain research and development services for us through December 31, 2006. Subject to the terms of the agreement, we will pay UNH an aggregate of $157,850 during the term of the agreement.

•
On March 1, we entered into a sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems located in Woburn, Massachusetts until December 31, 2006. We will pay $2,350 per month for the use of these facilities.

•
On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”), plus interest from January 1 through February 28, 2006.

•
On April 3, 2006, we announced that we made important additions to our Senior Management Team including the promotion of Dr. Nathaniel Lawrence to the newly created position of Vice President of Marketing & Business Development, the hiring of Dr. Alexander V. Lazarev as our Director of Research and Development, the hiring of Mr. Edward H. Myles as our Vice President of Finance & CFO, and the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering.

•	In April 2006, we entered into an agreement with Source Scientific, LLC to purchase an additional 25 BarocyclerTM NEP 3229 units.

•	Throughout the first quarter of 2006, we sold a total of 57,900 shares of Panacos Pharmaceuticals stock for a realized, pre-tax gain of $517,938.

Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes (together, the PCT Sample Preparation System, or the PCT SPS) to release nucleic acids, proteins, and small molecules from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. Our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging fields, including:

•	genomics

•	proteomics

•	drug discovery and development

•	protein purification

•	pathogen inactivation

•	immunodiagnostics

•	food safety

•	DNA sequencing.

Near-Term Strategy

Our near-term strategy is to market PCT for use in sample preparation in the life sciences field, with particular focus in the areas of genomics and proteomics. To this end, we have developed scientific collaborations with a number of leading laboratories and academic institutions in the United States, which we expect will remain ongoing throughout 2006 and beyond. We enter into these collaborations with parties that we view to have a high likelihood of purchasing our Barocycler™ instrument and disposable PULSE™ Tubes. We also pursue collaboration partners whose research is synergistic to our plans to expand the use of PCT into new areas of sample preparation. In both cases, we expect that our collaboration partners will generate data that will be publicly disseminated in scientific publications and presentations.

Our collaboration program was initiated in June 2005 with the intention of placing twelve Barocycler™ NEP3229 units in selected strategic customer sites for trial periods of three months or longer. We believe this trial period will provide potential customers with the opportunity to develop and collect independent and objective data and statistical information. We believe that we will be able to generate sales of our products from these and other customers after the customer experiences the performance, reliability, and safety of the sample preparation process provided by the PCT Sample Preparation System. After the trial period, it is our expectation that a number of users will either purchase or lease the PCT Barocycler™ instrument. During 2005, we placed nine bench top instruments with our “collaboration partners”. These partners have full use of the instrument in their own facility, have agreed to purchase a certain number of PULSE™ Tubes over the trial period, and have further agreed to use the PCT Sample Preparation System to generate data for public dissemination. During the second half of 2005 and through the first quarter of 2006, we sold four PCT Sample Preparation Systems to our collaboration partners.

During the first quarter of 2006, our sales and marketing efforts were focused on fostering our relationships and providing technical and scientific support to new and existing collaboration partners. During this period we also participated in seven industry trade shows, including the sponsorship of two meetings, to generate new leads, expand awareness of our company and products within the scientific community, to continue to learn about competitive technologies, and to learn more about the additional potential uses of PCT. We expect these efforts to continue throughout 2006, as our sales and marketing plan calls for participation in approximately five additional trade and industry shows.

During the first quarter of 2006, three of our collaborators presented data that they generated with PCT at national scientific meetings. The data generated were in the areas of genomic and proteomic research. One presentation in particular focused on the extraction of protein from adipose tissue, an area of laboratory medicine that is important in diabetes research, but that has presented a particularly difficult sample preparation task for scientists over the years. The collaborators indicated in their presentation that they extracted significantly more protein using PCT than they had ever extracted using any other current extraction method.

Mid and Long-Term Strategy

Our mid and long-term strategy includes the continued evaluation of PCT in the area of sample preparation, as well as in other potentially large and exciting markets, such as:

•	the inactivation of pathogens in human blood, therapeutics, and vaccines

•	the purification of proteins

•	the control of enzymatic actions

•	the enhancement of in vitro diagnostics, particularly immunodiagnostics

•	the re-folding and dissaggregation of proteins.

The timing and the manner in which we pursue our mid and long-term strategy depends on a number of factors. Specifically, it depends on the level of success that we realize in pursuit of our near-term strategy in sample preparation. Our pursuit of these mid and long-term strategic markets also depends on our view regarding the cost and the value of these markets to us, and the level of, scale up, and funding required to enter these markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue

         We had total revenue of $53,414 for the three months ended March 31, 2006, as compared to $2,630 for the three months ended March 31, 2005. Our revenue for the first quarter of 2006 included the sale of one BarocyclerTM, several thousand PULSETM Tubes, and various component parts for the BarocyclerTM. The majority of these sales were to Veritas Corporation, our Japanese distributor, who purchased these products for its own internal use.

Cost of PCT Products and Services

         The cost of PCT products and services was $51,546 for the three months ended March 31, 2006 compared to $6,521 for the comparable period in 2005. The increase in 2006 was primarily the result of selling one BarocyclerTM, higher sales volume of PULSE™ Tubes, and the carrying costs associated with the component parts sold during the quarter. Additionally, the cost of products and services includes the increased cost of field support and deployment costs related to the placement, and maintenance, of collaboration site units.

Included in the cost of PCT Products and Services is a $2,094 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R. We expect that cost of PCT products and services will decrease as a percent of sales as we sell more units and thereby spread the fixed costs of products and services over a greater revenue base.

Research and Development

         PCT related research and development expenditures increased to $258,819 in the first quarter of 2006 as compared to $103,028 in the first quarter of 2005. Primary reasons for the increase include the increase in dedicated research and development personnel from two full-time employees in the first quarter of 2005 to five full-time employees during the first quarter of 2006. This increase in research and development headcount is in support of our strategy to continue to evaluate and offer new applications of PCT within the life sciences sample preparation field.

We plan to continue increasing our investment in research and development in both existing and new applications in sample preparation, including the areas of forensics, anti-bioterrorism, and differential cell lysis. Additionally, in April 2006, we hired Dr. Edmund Ting as our Senior Vice President of Engineering. Dr. Ting is expected to focus his efforts on the continued improvement to the operating performance of our current bench top BarocylcerTM, as well as to help direct the engineering efforts involved in the design and development of additional BarocyclerTM instruments, from small, portable units to larger, high throughput, fully automatable machines. He is also expected to focus on the design and development of new PULSETM Tubes and other disposables.

Included in the research and development expense recognized in the first quarter of 2006 was $22,474 non-cash compensation charges in accordance with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future quarters of 2006 as a large portion of the expense recognized in the current period was prorated from the date of option grant, and did not include the cost of the stock options granted to Dr. Ting. Thus, this non-cash compensation expense will further increase in future quarters to account for the costs associated with the stock options granted to Dr. Ting in April 2006.

Selling and Marketing

         Selling and marketing expenses increased to $67,379 for the three months ended March 31, 2006 from $15,260 for the comparable period in 2005. This increase was driven primarily by the increase in trade shows attended and sponsored, and a general increase in the amount of selling and marketing activity that we were engaged in during the first quarter of 2006.

We expect to continue this increased focus on selling and marketing activities for the rest of 2006. Consistent with our increased selling and marketing focus, we announced the promotion of Dr. Nathan P. Lawrence to the newly created position of Vice President of Marketing and Business Development, on April 4, 2006. Beginning in the second quarter of 2006, all of Dr. Lawrence’s costs will be accounted for in this function as his activities will be heavily focused on fostering new relationships and driving the overall marketing effort of our PCT business.

During the first quarter of 2006 we recognized $7,888 of non-cash, stock-based compensation costs in accordance with the provisions of SFAS 123R. We expect non-cash compensation expense charged to selling and marketing to increase in future quarters of 2006 as a large portion of the expense recognized in the current period was prorated from the date of option grant. Future quarters will include an entire period’s worth of option expense.

General and Administrative

         General and administrative costs totaled $689,626 for the three months ended March 31, 2006, as compared to $308,888 for the comparable period in 2005. This increase was the result of the accrual of a $150,000 bonus paid to Mr. Richard T. Schumacher, our President and CEO, as approved by the compensation committee of the board of directors in March 2006. Also contributing to the increase in general and administrative costs were temporary help and consulting fees incurred to complete the Form 10-KSB and to manage our on-going financial needs, in the absence of a full-time CFO.

We expect a continued increase in general and administrative costs during the second quarter of 2006. Mr. Edward H. Myles was appointed our Vice President of Finance & CFO on April 3, 2006. The costs associated with Mr. Myles’ compensation, benefits, and stock options will be included for the entire second quarter. We also expect to add one additional full-time employee to our general and administrative staff, at the clerical level. The costs associated with these full-time staff increases will be partially offset by a reduction in consulting and temporary help. Aside from these additions to our general and administrative staff, we do not plan significant additional changes to our corporate infrastructure for the remainder of 2006.

Included in our general and administrative costs was non-cash, stock-based compensation charges of $170,999 in accordance with the provisions of SFAS 123R. Of this amount, $159,438 related to a charge for options granted to the independent members of our board of directors in March 2006. In accordance with SFAS 123R, options that are fully vested upon grant, such as options granted to the independent members of our board of directors, are to be expensed for the entire fair value in the period of grant. We expect SFAS 123R non-cash compensation charges to increase in the second quarter due to a charge of $153,633 associated with options granted to the independent members of our board of directors in April 2006. Additionally, the March 30 grant of stock options to Mr. Schumacher resulted in minimal compensation expense during the first quarter because of the pro rata recognition of expense. During the second quarter and over the remaining 3 year vesting period, these options will have a more significant impact on our financial results. The second quarter, and future quarters, will also include additional non-cash, stock-based compensation expense associated with stock options awarded to Mr. Myles.

Operating Loss from Continuing Operations

         The operating loss of the PCT business was $1,013,956 for the three months ended March 31, 2006 as compared to an operating loss of $431,067 for the comparable period in 2005. The increase in operating loss was the result of increases in activities within all aspects of our business, most notably a $150,000 bonus paid to Mr. Schumacher, option grants to the independent members of our board of directors and employees, and the increase in staff within our research and development function.

We plan to continue our increasing level of activity in all areas of our business, particularly sales and marketing and research and development for the remainder of 2006. Consequently we expect our operating loss for 2006 to exceed that of 2005.

The operating loss for the three months ended March 31, 2006 included $203,455 of non-cash, stock-based compensation charges in accordance with SFAS 123R. The same period for 2005 did not include any such charges as we adopted the modified prospective approach to implementing SFAS 123R and therefore we are not required to restate prior periods, which did not include any compensation charges in the financial statements.

Gain on Sale of Securities

In the three months ended March 31, 2006, we recorded a gain on the sale of 57,900 shares of our Panacos Pharmaceuticals shares being held as available for sale securities in accordance with SFAS 115. The shares sold in the three month period generated a pre-tax gain of $517,938.

Other Operating (Charges), net

The non-PCT related activities of PBI Source Scientific, Inc. reflect the operating results of Source Scientific, LLC. Source generated an operating profit of approximately $100,000 during the three months ended March 31, 2006; however, we did not reflect any of this profit in our consolidated financial statements. In accordance with the provisions of SEC SAB Topic No. 5E we only recognize a loss generated from Source Scientific LLC to the extent it exceeds net profit in the same fiscal year. Based on this rule, the approximate $100,000 of net profit generated by Source Scientific, LLC was not recognized in our interim financial statements. For the comparative quarter ended March 31, 2005, we recorded an operating charge of $235,352.

Interest Income

Interest income totaled $108,506 for the three months ended March 31, 2006 as compared to interest income of $78,932 in the prior year period. The amount recognized in 2006 includes interest income received from the loan receivable from our President and CEO, as well as interest earned on our cash and cash equivalents. The total for 2005 does not include interest income from the loan receivable from our President and CEO.

Income Taxes

In the quarter ended March 31, 2006, we recorded a tax benefit from continuing operations of $77,478. During the same period in 2005, we recorded a tax benefit of $199,746. Our benefit rate was less favorable than in the comparable period of the prior year primarily because a large portion of the non-cash, stock-based compensation expense recognized in 2006, in accordance with SFAS 123R, is not deductible for income tax purposes.

Income (Loss) from Discontinued Operations

For the three months ended March 31, 2006, the net loss from discontinued operations was $0, as compared to net income of $4,679 for the same period in 2005.

Net Loss

Overall, for the quarter ended March 31, 2006, we realized a net loss $310,034 compared to a net loss of $383,062 for the quarter ended March 31, 2005. The decrease in our net loss reported from the first quarter of 2005 as compared to the first quarter of 2006 is the result of the realized gain of $517,938 from the sale of 57,900 shares of Panacos Pharmaceuticals and an increase in interest income recognized during the quarter. Our realized gain on the sale of Panacos shares and increased interest income was almost entirely offset by increases in all functional line items within our operating expenses, particularly sales and marketing and research and development. This increased investment in our operating activities is consistent with our business objectives of expanding the scientific advancement and the commercialization of PCT.

LIQUIDITY AND FINANCIAL CONDITION

 As of March 31, 2006, our working capital position was $7,665,885, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses, and inventories, partially offset by accrued employee compensation, and other accrued expenses. As of December 31, 2005, our working capital balance was $7,740,736, the primary components of which were cash and cash equivalents, escrow deposits and income taxes receivable. This decrease in working capital of $74,851 was primarily a result of the use of cash to fund our operations for the quarter, partially offset by the proceeds generated from the sale of Panacos shares and the increase in interest income earned during the quarter. We expect our working capital position to decline as we fund our operations from our cash and cash equivalents. We believe that we have sufficient working capital to fund our operations at their current level, and with planned increases in operations, through 2007. The extent to which we increase our operations is dependent upon our view of the investment required to successfully commercialize PCT, balanced with our desire to pursue additional external capital. At this time we do not feel that we need to rely on external funding to pursue our near-term strategy.

Net cash used in continuing operations for the three months ended March 31, 2006 was $317,772 as compared to net cash used in continuing operations of $19,278 for the three months ended March 31, 2005. The cash used in operations for the three months of fiscal 2006 was to support on-going operations.

Net cash provided by investing activities for the three months ended March 31, 2006 was $516,308 as compared to cash used of $24,286 for the same period in the prior year. The cash generated in the first quarter of 2006 was entirely from the sale of 57,900 shares of Panacos common stock, partially offset by minimal purchases of fixed assets. We will continue to monitor the market price of Panacos common stock with the intent of liquidating our position at what we consider to be favorable terms. We expect that our investment in fixed assets will increase in future quarters as we make modest additions to our staff and operating facilities.

Net cash generated from financing activities for the three months ended March 31, 2006 was $0. During the first quarter of 2005 we used cash in financing activities of $16,375,130. On February 2005, we completed our issuer tender offer in which we purchased from stockholders 5,203,001 shares of our common stock.

Net cash generated by discontinued operations for the three months ended March 31, 2006 was $1,116,819 as compared to net cash used in discontinued operations of $21,623 for same period of 2005. This cash generated in the first quarter of 2006 relates to the receipt of the $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare, and interest from January 1 through February 28, 2006. We also received all accrued interest for the prior year.

RELATED PARTY TRANSACTION

As of March 31, 2006, we evaluated the recoverability of the $1,000,000 loan receivable from Mr. Schumacher, which is reflected on the balance sheet in stockholders' equity as a loan receivable. Our evaluation of the recoverability of the loan receivable included an analysis of the value of the 479,657 shares of our common stock that are held as collateral. This test included a review of the current trading price of our common stock. After performing the impairment test, we determined that the loan receivable was not impaired. We will continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in stock price, ranging from a low of $3.81 per share to a high of $4.79 per share from January 1, 2006 to March 31, 2006.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1998, we acquired all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE™ Tube revenues. The royalty obligation that we accrued for the first quarter of 2006 was $2,500.

Research and Development Collaboration

On February 1, 2006, we entered into an agreement with the University of New Hampshire, pursuant to which UNH agreed to perform certain research and development services for us through December 31, 2006. Subject to the terms of the agreement, we will pay UNH an aggregate of $157,850 during the term of the agreement.

Operating Leases

On March 1, 2006, we entered into a sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period will expire on December 31, 2006. We will pay $2,350 per month for the use of these facilities.

Purchase Commitments

In April 2006, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source for $200,000. In accordance with the terms of the agreement, we expect that the units will be completed during the third and forth quarters of this year. We will be billed for the complete cost of each unit as it is completed. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers.

CRITICAL ACCOUNTING POLICIES

The critical accounting policies we utilized in the preparation of the accompanying interim financial statements are set forth in Part II, Item 6 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation”. Additionally, we have adopted the following:

Correction of an Accounting Error

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

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal, and interest, held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon reexamining our accounting for income taxes in entirety we further determined that the deferred tax liability in connection with the unrealized gain on Panacos should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by approximately $23,000. We also determined that the accounting for deferred tax assets needed to be adjusted; however, there was no impact from this adjustment as deferred tax assets are fully reserved for.

We elected to remedy these errors by restating our Annual Report on Form 10-KSB, for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The December 31, 2005 balance sheet presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 reflects the appropriate adjustments to the income tax accounts and to retained earnings.

These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 has been reduced from approximately $873,000 to approximately $850,000.

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

In connection with the preparation of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we completed an internal review of our tax liability associated with the 2004 sale of assets and certain liabilities of our BBI Core Businesses to SeraCare. As a result of this review, we concluded that the tax liability related to discontinued operations recorded in the third quarter of 2005 was understated by approximately $220,000. In connection with our internal tax review, we also determined to reduce by approximately $60,000 the estimate of our deferred tax liability for the unrealized gain from our investment in Panacos Pharmaceuticals, Inc. and to increase by approximately $23,000 the income tax provision from continuing operations. We therefore decided to restate our previously issued financial statements for the year ended December 31, 2005 and our financial statements for the quarter ended September 30, 2005 to reflect these changes. We will amend our Annual Report on Form 10-KSB for the year ended December 31, 2005 to restate our financial results for the year ended December 31, 2005 and will amend our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to restate our financial results for the quarter ended September 30, 2005. In connection with the filing of these amendments, we carried out a further evaluation, as of December 31, 2005, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2005 in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. We believe that the hiring of our new Chief Financial Officer, effective as of April 3, 2006, has enabled us to conclude that our disclosure controls and procedures are now effective.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer, and Treasurer
(Principal Executive Officer)

By:	/s/ Edward H. Myles
Edward H. Myles
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)