Form 10QSB/A
period 2005-09-30
PRESSURE BIOSCIENCES INC
filed 2006-06-20
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 8, 2005 was 2,424,189 .

Transitional Small Business Disclosure Format (check one):

☐ Yes      ☒ No

INTRODUCTORY NOTE

In connection with the preparation of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we completed an internal review of the tax liability associated with the 2004 sale of assets and certain liabilities of our former core businesses, referred to herein as the BBI Core Businesses, to SeraCare Life Sciences, Inc. As a result of this review, we concluded that the tax liability related to discontinued operations recorded in the third quarter of 2005 was understated by approximately $220,000. We also determined that the deferred tax liability related to our investment in Panacos Pharmaceuticals (“Panacos”) was overstated by approximately $123,000 as of September 30, 2005.

As a result of the tax review, on May 17, 2006 our senior management and the Audit Committee of the Board of Directors concluded that our consolidated financial statements for the year ended December 31, 2005 and for the quarter ended September 30, 2005 should no longer be relied upon, and decided to restate our financial statements for the year ended December 31, 2005 and to restate our financial statements for the quarter ended September 30, 2005. Our management and Audit Committee discussed this with Weinberg & Company, P.A., our independent registered public accounting firm. On May 22, 2006, we filed our Form 10-QSB for the quarter ended March 31, 2006 and our Form 10-KSB/A for the year ended December 31, 2006. This Form 10-QSB/A for the nine months ended September 30, 2005 should be read in conjunction with those documents.

As a result of the restatement, we have amended the following items of this Quarterly Report on Form 10-QSB for the nine months ended September 30, 2005:

•
Part I, Item 1, Financial Statements, has been amended to reflect the adjustment of our accounting for income taxes. Adjustments made impact the Consolidated Statements of Operations, Consolidated Balance Sheet, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Note 1 “Basis of Presentation and Summary of Significant Accounting Policies”, and Note 2 “Recent Accounting Standards”.

•	Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation, has been amended to:
o
reflect our explanation of the reduction of “Gain on Sale of Net Assets Related to Discontinued Operations”, relative to the establishment of a deferred tax liability for the future taxable income under the installment sale treatment for federal income tax purposes, for the three months and nine months ended September 30, 2005;

o
reflect our explanation of the reduction of “Net Income”, relative to the establishment of a deferred tax liability for the future taxable income under the installment sale treatment for federal income tax purposes, for the three months and nine months ended September 30, 2005;

o
reflect our explanation of the decrease in working capital within the section “Liquidity and Financial Condition”, to account for the current nature of the deferred tax liability related to the installment sale treatment on the sale of BBI Core Businesses;

o	revise our disclosure of “Recent Accounting Pronouncements”, to explain our adoption of SFAS 154, relative to the correction of the errors we found in our accounting for income taxes.

We have also revised Part I, Item 3, Controls and Procedures, to reflect the conclusion of our Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2005. Mr. Richard T. Schumacher, our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, Edward H. Myles, who was appointed on April 3, 2006, have included new certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are filed with this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Part I. Financial Information

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS	(restated)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$6,090,097	$21,201,790
Restricted cash	163,296	29,816
Accounts receivable, less allowance of $115,908 and $205,000	9,666	213,532
Inventories, net	343,948	157,817
Investments in marketable securities	1,766	3,553
Escrow deposit related to sale of assets to SeraCare	1,108,486	-
Prepaid income taxes	189,253	-
Income tax receivable	122,666	-
Prepaid expenses, deposits, and other current assets	83,387	161,028

Total current assets	8,112,565	21,767,536

Property and equipment, net	60,019	19,793

OTHER ASSETS:
Intangible assets, net	437,712	474,188
Assets transferred under contractual arrangements	1,387,531	1,319,997
Escrow deposit related to sale of assets to SeraCare	-	1,096,756
Investments in marketable securities	6,661,517	9,178
Total other assets	8,486,760	2,900,119

TOTAL ASSETS	$16,659,344	$24,687,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,430	$41,272
Accrued employee compensation	71,633	86,525
Other accrued expenses	139,069	305,038
Income taxes payable	-	175,011
Current deferred tax liability	219,949	-
Accrued SeraCare liabilities	251,669	46,259
Liabilities from discontinued operations	54,888	108,049
Total current liabilities	814,638	762,154

LONG TERM LIABILITIES
Liabilities from discontinued operations	34,000	34,000
Deferred tax liability	2,452,590	-
Liabilities transferred under contractual arrangements	1,057,437	499,148
Total long term liabilities	3,544,027	533,148

Total Liabilities	4,358,665	1,295,302

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 20,000,000 shares authorized, 2,424,189 issued and outstanding	24,242	68,729
Additional paid-in capital	6,027,020	22,286,395
Loan receivable from Director / CEO	(1,000,000)	(1,134,262)
Accumulated other comprehensive income, net of tax	4,202,772	-
Retained earnings	3,046,645	2,171,284

Total stockholders' equity	12,300,679	23,392,146

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,659,344	$24,687,448

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(restated)		(restated)
REVENUE:
PCT Products, services, other	$11,742	$2,383	$21,984	$12,939
Grant Revenues	-	66,518	-	292,054
Total revenue	11,742	68,901	21,984	304,993

COSTS AND EXPENSES:
Cost of PCT products & services	33,966	20,654	61,653	55,673
Research and development	156,529	239,315	374,147	672,087
Selling and marketing	39,954	12,278	93,590	138,158
General and administrative	320,195	140,597	1,361,157	762,597
Stock based compensation	-	281,737	-	281,737
Total operating costs and expenses	550,644	694,581	1,890,547	1,910,252

Operating loss from continuing operations	(538,902)	(625,680)	(1,868,563)	(1,605,259)

OTHER INCOME (EXPENSE):
Realized gain on securities held for sale	2,838,491	-	2,838,491	-
Other operating (charges), net	(140,648)	(30,612)	(528,285)	(333,607)
Interest income	62,699	11,705	187,559	15,243
Interest expense	-	(18,483)	-	(69,453)
Total other income (expense)	2,760,542	(37,390)	2,497,765	(387,817)

Income (loss) from continuing operations before income taxes	2,221,640	(663,070)	629,202	(1,993,076)

Income tax (provision) benefit from continuing operations	(912,671)	-	(457,535)	244,036

Income (loss) from continuing operations	1,308,969	(663,070)	171,667	(1,749,040)

Discontinued operations:

(Loss) / income from discontinued operations (net of income tax benefit of $1,720 and provision of $913 for the three and nine months ended September 30, 2005, and benefit of $79,281 and provision of $165,851 for the three and nine months ended September 30, 2004)	(3,340)	(440,212)	1,995	140,946

Gain on sale of net assets related to discontinued operations (includes effect of income taxes of $701,699 in 2005, and net of income taxes accrued of $3,925,200 in 2004)	701,699	15,868,025	701,699	15,868,025

Net income from discontinued operations	698,359	15,427,813	703,694	16,008,971

Net income	$2,007,328	$14,764,743	$875,361	$14,259,931

Income / (loss) per share from continuing operations - basic	$0.54	$(0.10)	$0.05	$(0.26)
Income per share from discontinued - basic	$0.29	$2.25	$0.23	$2.34
Net income per share, basic	$0.83	$2.15	$0.28	$2.08

Income / (loss) per share from continuing operations - diluted	$0.52	$(0.10)	$0.05	$(0.26)
Income per share from discontinued - diluted	$0.27	$2.25	$0.22	$2.34
Net income per share, diluted	$0.79	$2.15	$0.27	$2.08

Weighted average number of shares used to calculate
basic per share (loss) / income	2,424,189	6,824,075	3,157,495	6,843,329

Weighted average number of shares used to calculate	2,537,987	6,824,075	3,202,101	6,843,329
diluted per share (loss) / income

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Other Comprehensive Income:	2005	2004	2005	2004
	(restated)		(restated)
Net income	$2,007,328	$14,764,743	$875,361	$14,259,931

Unrealized gain on marketable securities	1,194,772	-	6,655,362	-

Less: Income tax related to items of other comprehensive income	(488,842)	-	(2,452,590)	-

Total other comprehensive income, net of taxes	705,930	-	4,202,772	-

Comprehensive income	$2,713,258	$14,764,743	$5,078,133	$14,259,931

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:	(restated)
Net income	$875,361	$14,259,931
Less income from discontinued operations	703,694	16,008,971
Income (loss) from continuing operations	171,667	(1,749,040)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities :

Depreciation and amortization	61,248	115,202
Stock based compensation	-	281,737
Provision for doubtful accounts	-	250
Realized gain on sale of marketable securities	(2,838,491)	-
Interest received (accrued) on loan outstanding from Director / CEO	134,263	-

Changes in operating assets and liabilities:
Accounts receivable	203,866	(8,629)
Inventories	(186,131)	35,783
Investments in marketable securities	1,787	3,243
Income tax receivable	(122,666)	-
Prepaid income taxes	(189,253)	-
Escrow deposits and deferred costs	(11,729)	-
Prepaid expenses and other current assets	77,642	34,869
Assets and liabilities transferred under contractual obligations, (net)	490,755	(8,095)
Other accrued expenses	(165,969)	306,364
Income tax payable	(175,011)	-
Accounts payable	36,158	(113,568)
Accrued employee compensation	(14,892)	21,505
Accrued expenses due to SeraCare	205,410	-
Deferred tax liability	-	(100,364)
Net cash used in operating activities	(2,321,346)	(1,180,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(64,998)	-
Proceeds from sale of marketable securities	2,841,510	-
Net cash provided by investing activities	2,776,512	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	86,905
Use of funds in repurchase of common stock & warrants	(16,303,862)	-
Escrow deposits related to sale of assets SeraCare	-	(2,503,632)
Restricted cash due to SeraCare	(133,480)	-
Net cash used in financing activities	(16,437,342)	(2,416,727)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Investing cash flows, net of taxes	870,483	28,225,626
Net cash provided from discontinued operations	870,483	28,225,626

INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS:	(15,111,693)	24,628,156
Cash and cash equivalents, beginning of period	21,201,790	967,185
Cash and cash equivalents, end of period	$6,090,097	$25,595,341

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$-	$-
Interest Paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

 (1) Basis of Presentation and Summary of Significant Accounting Policies

Overview

The accompanying unaudited consolidated financial statements include the accounts of Pressure BioSciences Inc. (formerly Boston Biomedica Inc. and referred to herein as the “Company”, “Pressure BioSciences” or “PBI”), and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc. (formerly known as BBI Biotech Research Laboratories, Inc. and referred to herein as “PBI Biotech” or “BBI Biotech”), PBI Source Scientific, Inc. (formerly known as BBI Source Scientific, Inc. and referred to herein as “PBI Source” or “BBI Source”), and PBI BioSeq, Inc. (formerly known as BBI BioSeq, Inc. and referred to herein as “PBI BioSeq” or “BBI BioSeq”).

The accompanying unaudited consolidated financial statements of Pressure BioSciences have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2004.

Effective September 14, 2004, pursuant to an Asset Purchase Agreement dated April 16, 2004, as amended (the “Asset Purchase Agreement”) between the Company, PBI Biotech Research Laboratories, Inc., and SeraCare Life Sciences, Inc. (“SeraCare”), the Company completed the sale of substantially all of the assets and selected liabilities of its PBI Diagnostics and PBI Biotech divisions to SeraCare (the “Asset Sale”).  In connection with the Asset Sale, the Company changed its legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. effective September 14, 2004.  The accompanying unaudited consolidated financial statements have been reclassified to report the results of operations for the PBI Diagnostics and PBI Biotech divisions (also referred to as “business units”) as discontinued operations.

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source owns the remaining 30% of Source Scientific, LLC.  Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation . In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited consolidated balance sheet as of September 30, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating (charges), net” in the Company’s unaudited consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific LLC for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”)).

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

As a result of the above transactions, the unaudited consolidated financial statements included herein, and the accompanying notes to such consolidated financial statements, report the results of the Company’s remaining operations, which consist of all pressure cycling technology ( PCT) related activities, including the PCT related activities of PBI Source, PBI BioSeq, and the portion of corporate activities directly associated with the Company’s remaining corporate functions including costs associated with being a public company.  As described above, operating results of PBI Source, excluding any PCT related activities, together with Source Scientific, LLC are reported as “Other operating charges, net” hereunder. The operating results of the Company’s PBI Diagnostics and PBI Biotech divisions, together with the results of the discontinued operations of the Company’s clinical laboratory testing services segment (sold in February 2001) are reported as “Discontinued Operations” hereunder.   Certain amounts included in the prior period’s financial statements have been reclassified to conform to the current period’s presentation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

To prepare the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in estimating future cash flows to quantify impairment of assets, in estimates regarding the realizability of loans (plus accrued interest) made to a director/Chief Executive Officer including sufficiency of collateral, deferred tax assets, the net realizable value of the Company’s inventory, as well as an estimate for remaining liabilities associated with discontinued operations.   On an on-going basis, the Company evaluates its estimates.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used by management.

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

Stock-Based Compensation

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
Net income - as reported	$2,007,328	$14,764,743	$875,361	$14,259,931
Add back: Stock-based compensation
in net income, as reported	-	281,737	-	281,737
Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(29,785)	(281,994)	(117,293)	(355,996)
Net Income - pro forma	$1,977,543	$14,764,486	$758,068	$14,185,672

Basic net income per share - as reported	$0.83	$2.15	$0.28	$2.08
Basic net income per share - pro forma	$0.82	$2.15	$0.24	$2.07

Diluted net income per share - as reported	$0.79	$2.15	$0.27	$2.08
Diluted net income per share - pro forma	$0.78	$2.15	$0.24	$2.07

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal and interest held in escrow from the 2004 sale of the assets and certain liabilities of the BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, management determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which the Company filed its federal income tax return. It was also determined that the Company’s deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals, Inc., should be reduced by approximately $123,000.

For the nine months ended September 30, 2005, the impact to basic and diluted earnings per share from discontinued operations was a decrease from $0.30 to $0.23 and from $0.30 to $0.22, respectively. For the three months ended September 30, 2005, the impact to basic and diluted earnings per share from discontinued operations was a decrease from $0.38 to $0.29 and from $0.36 to $0.27, respectively.

(2) Recent Accounting Standards

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

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal and interest held in escrow from the 2004 sale of the assets and certain liabilities of the BBI Core Businesses to SeraCare. The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, management determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which the Company filed its federal income tax return. It was also determined that the Company’s deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals, Inc., should be reduced by approximately $123,000.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

(4) Assets and Liabilities Transferred Under Contractual Arrangement

In June 2004, PBI Source Scientific, Inc. transferred certain of its assets and liabilities to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, PBI Source Scientific, Inc. owned 100% of the ownership interests of Source Scientific, LLC. PBI Source Scientific, Inc. subsequently sold 70% of its ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of PBI Source’s ownership interests, Mr. Henson and Mr. Sargeant each own 35% and PBI Source owns the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, the Company received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. Despite the Company’s intent to exit the laboratory instrumentation business, the Company may be viewed as having a continuing involvement in the business of Source Scientific, LLC due to the fact that the Company has the right to designate one or potentially three members of the Board of Managers of Source Scientific, LLC. Because of this factor, even though the transaction is treated as a divestiture for legal purposes, the Company has not recognized the transaction as a divestiture for accounting purposes in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 5E, Accounting for Divestiture of a Subsidiary or Other Business Operation . In accordance with SAB Topic 5E, the Company has recorded the assets and liabilities associated with the Source Scientific, LLC operation on the Company’s unaudited consolidated balance sheet as of September 30, 2005 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements” and has recorded a charge to income under the caption “Other operating (charges), net” in the Company’s unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 equal to the amount of the loss attributable to the business of Source Scientific for the respective periods presented. In accordance with SAB Topic 5E, the Company will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with U.S. GAAP. As of September 30, 2005 assets and liabilities transferred under contractual arrangement consist of the following:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator:	2005	2004	2005	2004
Income (loss) from continuing operations, basic & diluted	$1,308,969	$(663,070)	$171,667	$(1,749,040)

Demoninator:
Weighted Average Shares Outstanding, basic	2,424,189	6,824,075	3,157,495	6,843,329

Net effect of dilutive common stock
equivalents-based on treasury stock
method using average market price	113,798	-	44,606	-

Weighted Average Shares Outstanding, diluted	2,537,987	6,824,075	3,202,101	6,843,329

Income (loss) per share from continuing operations, - basic	$0.54	$(0.10)	$0.05	$(0.26)

Income (loss)per share from continuing operations, - diluted	$0.52	$(0.10)	$0.05	$(0.26)

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(9) Inventories

Inventories represented are primarily finished units available for sale and those units at various stages of manufacturer.  As of September 30, 2005, finished goods included Barocycler™ NEP3229 units and PULSE™ Tubes.

As of September 30, 2005, inventories were comprised as follows:

	As of September 30, 2005	As of December 31, 2004
Raw materials	$28,593	$122,253
Work-in-process	71,015	31,764
Finished goods	244,340	3,800
	$343,948	$157,817

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

(12) Fixed Assets

Fixed assets are comprised primarily of PCT related demonstration equipment, of which one PCT Barocycler TM NEP2017 unit has been placed with a third party pursuant to an open term rental agreement.  Depreciation on PCT demonstration units is allocated over the expected useful life of approximately two years.  Upon the Company’s sale of assets to SeraCare in September 2004 and establishment of new corporate offices, approximately $40,000 has been capitalized related to office furniture and computer and related communication equipment and $25,000 related to lab equipment. Property and equipment at September 30, 2005 consisted of the following:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
(FORMERLY BOSTON BIOMEDICA INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005

Recent Business Developments

On November 3 rd and November 4 Th, 2005 the Company sold an aggregate of 100,000 shares of Panacos stock for which we received approximately $882,990, net of charges and commission.  We continue to hold an additional 431,996 shares of Panacos and may receive an additional 151,938 shares which are being held in escrow until September 2006, per the terms of the March 10, 2005 merger between Vitex and Panacos Pharmaceuticals. The closing price per share of Panacos common stock as reported on the Nasdaq National Market on November 8, 2005 was $8.83.

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

Income Taxes

In the quarter ended September 30, 2005 we recorded a net tax provision of $912,671.  We recorded a tax provision of $1,088,360 as a result of the sale of securities which was somewhat offset by a tax benefit of $175,689 related to the operating loss for the period.  There was no benefit recorded in the same quarter of 2004.

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

Gain on Sale of Net Assets Related to Discontinued Operations

For the three months ended September 30, 2005, we recorded a benefit of $701,699 for the overpayment of 2004 taxes related to the sale of net assets in 2004.  The impact resulted from the utilization of favorable treatment of tax credits, utilization of installment sale tax treatment related to sale of assets, and treatment of the sale of the Company’s 70% interest in Source Scientific LLC.   For the third quarter of 2004, we recorded a benefit for the sale of the BBI Diagnostics and BBI Biotech business units of $15,868,025 net of tax estimates of $3,925,200.

Net Income

Overall, for the quarter ended September 30, 2005 we realized net income of $2,007,328 compared to net income for the quarter ended September 30, 2004 of $14,764,743 for reasons outlined above.

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

Selling and Marketing

PCT related selling and marketing expenses decreased to $93,590 for the nine months ended September 30, 2005 from $138,158 for the comparable period of 2004. The decrease was due to reduced headcount, a reduction in trade shows attended in first half of 2005 verses 2004, and lower production of marketing materials.

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

Gain on Sale of Securities

For the nine months ended September 30, 2005, we recorded a gain on the sale of 328,986 shares of our Panacos Pharmaceuticals shares. The shares sold in the nine months ended September 30, 2005 generated a gain of $2,838,491. We recorded a tax liability from the sale of the securities in the nine month period of $1,088,360.  As of September 30, 2005, we had a total of 683,934 Panacos shares remaining, including shares held in escrow of 151,938.  As indicated in our press release of August 9, 2005, we continue to monitor the stock price and sales volume of Panacos, and may decide to sell additional shares from time to time.

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

For the nine months ended September 30, 2005, the net income from discontinued operations was $1,995, as compared to net income of $140,946 for the same period in 2004.  The decrease in net income from discontinued operations is a result of operating margin generated from revenues of our former BBI Diagnostics and BBI Biotech business units realized and included in the September 2004 quarter. These businesses are not part of our operations in 2005.

Gain on Sale of Net Assets Related to Discontinued Operations

In the nine months ended September 30, 2005, we recorded a benefit of $701,699 for the overpayment of 2004 taxes related to the sale of net assets in 2004.  The impact resulted from the favorable treatment of ACE credits, utilization of installment sale tax treatment related to sale of assets, and tax treatment of our sale of our 70% interest in Source Scientific LLC.   For the same nine month period of 2004, we recorded a benefit for the sale of the BBI Diagnostics and BBI Biotech operating units of $15,868,025 net of tax estimates of $3,925,200.

Net Income

For the nine months ended September 30, 2005 we realized net income of $875,361 compared to net income for the nine months ended September 30, 2004 of $14,259,931 for the reasons discussed above.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2005, our working capital position was $7,134,631 (excluding restricted cash of $163,296), a decrease of $13,840,935 from our working capital position of $20,975,566 as of December 31, 2004. This decrease in working capital was primarily a result of the use of cash for the repurchase of shares from stockholders as part our tender offer in February 2005.

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

Net cash used in financing activities for the nine months ended September 30, 2005 was $16,437,342 as compared to cash used in financing activities of $2,416,727 for same period of 2004. In February 2005, we utilized approximately $16.3 million to complete our issuer tender offer in which we purchased from stockholders 5,203,001 shares of our common stock, which included 754,275 shares issued upon exercise of stock options.

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

On March 15, 2006, the Company received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal and interest held in escrow from the 2004 sale of the assets and certain liabilities of the BBI Core Businesses to SeraCare. The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, management determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which the Company filed its federal income tax return. It was also determined that the Company’s deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals, Inc., should be reduced by approximately $123,000.

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

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $89,500 as of September 30, 2005.   See also Note 3b of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-QSB.

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

In connection with the preparation of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, we completed an internal review of our tax liability associated with the 2004 sale of assets and certain liabilities of our BBI Core Businesses to SeraCare. As a result of this review, we concluded that the tax liability related to discontinued operations recorded in the third quarter of 2005 was understated by approximately $220,000. In connection with our internal tax review, we also determined to reduce by approximately $60,000 the estimate of our deferred tax liability for the unrealized gain from our investment in Panacos Pharmaceuticals, Inc. and to increase by approximately $23,000 the income tax provision from continuing operations. We therefore decided to restate our previously issued financial statements for the year ended December 31, 2005 and our financial statements for the quarter ended September 30, 2005 to reflect these changes. We have amended our Annual Report on Form 10-KSB for the year ended December 31, 2005 to restate our financial results for the year ended December 31, 2005 and this Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2005 restates our financial results for the quarter ended September 30, 2005. In connection with the filing of these amendments, we carried out a further evaluation, as of September 30, 2005, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2005 in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. We believe that the hiring of our new Chief Financial Officer, effective as of April 3, 2006, has enabled us to conclude that our disclosure controls and procedures are now effective.

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

None

 ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 ITEM 5.     OTHER INFORMATION

None.

 ITEM 6.     EXHIBITS

Exhibits

Reference
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.
(Registrant)

Date: June 20, 2006	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer and Treasurer

	By:	/s/ Edward H. Myles
Edward H. Myles
Vice President of Finance & Chief Financial Officer
(Principal Financial and Accounting Officer)