Form 10QSB
period 2006-06-30
PRESSURE BIOSCIENCES INC
filed 2006-08-11
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006  or

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 7, 2006 was 2,426,189.
Transitional Small Business Disclosure Format (check one):

☐ Yes      ☒ No

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2006	2005
	(unaudited)	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$6,807,580	$6,416,772
Restricted cash	—	255,612
Accounts receivable, less allowance of $115,908	2,473	58,798
Inventories, net	73,389	85,207
Investments in marketable securities	481	1,533
Escrow deposit related to sale of assets to SeraCare	—	1,117,305
Prepaid income taxes	86,075	—
Income tax receivable	506,236	531,122
Prepaid expenses, deposits, and other current assets	278,731	75,286
Total current assets	7,754,965	8,541,635
PROPERTY AND EQUPMENT, NET	205,765	282,780

OTHER ASSETS:
Intangible assets, net	401,238	425,554
Assets transferred under contractual arrangements	1,420,996	1,420,996
Investments in marketable securities	2,836,916	3,962,810
Total other assets	4,659,150	5,809,360
TOTAL ASSETS	$12,619,880	$14,633,775

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$104,625	$56,395
Accrued employee compensation	149,433	94,354
Other accrued expenses	237,156	99,718
Income taxes payable	84,221	63,730
Current deferred tax liability	—	219,949
Accrued SeraCare liabilities	9,100	264,713
Liabilities from discontinued operations	2,040	2,040
Total current liabilities	586,575	800,899

LONG TERM LIABILITIES
Liabilities from discontinued operations	4,976	6,120
Deferred tax liability	982,032	1,419,662
Liabilities transferred under contractual arrangements	1,042,493	1,042,493
Total long term liabilities	2,029,501	2,468,275
TOTAL LIABILITIES	2,616,076	3,269,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized,
2,426,189 and 2,424,189 issued and outstanding in 2006 and 2005, respectively	24,262	24,242
Additional paid-in capital	6,479,812	6,027,020
Loan receivable from Director / CEO	(1,000,000)	(1,000,000)
Accumulated other comprehensive income	1,848,650	2,537,963
Retained earnings	2,651,080	3,775,376
Total stockholders' equity	10,003,804	11,364,601
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$12,619,880	$14,633,775

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUE:
PCT Products, services, other	$28,783	$7,612	$82,197	$10,242
Total revenue	28,783	7,612	82,197	10,242

COSTS AND EXPENSES:
Cost of PCT products & services	47,104	21,166	98,650	27,687
Research and development	401,500	114,591	660,319	217,618
Selling and marketing	128,005	38,376	195,384	53,636
General and administrative	595,481	723,102	1,285,107	1,031,990
Total operating costs and expenses	1,172,090	897,235	2,239,460	1,330,931

Operating loss from continuing operations	(1,143,307)	(889,623)	(2,157,263)	(1,320,689)

OTHER INCOME (EXPENSE):
Realized gain on securities held for sale	—	—	517,938	—
Other operating (charges), net	—	(152,285)	—	(387,637)
Interest income	109,287	36,956	217,792	115,888
Total other income (expense)	109,287	(115,329)	735,730	(271,749)

Loss from continuing operations before income taxes	(1,034,020)	(1,004,952)	(1,421,533)	(1,592,438)
Income tax benefit from continuing operations	219,759	255,390	297,237	455,136

Loss from continuing operations	(814,261)	(749,562)	(1,124,296)	(1,137,302)

Discontinued operations:
Income from discontinued operations (net of income tax benefit of $0	—	656	—	5,335
and $2,411 for the three and six months ended in 2005, respectively)
Income from discontinued operations	—	656	—	5,335

Net loss	$(814,261)	$(748,906)	$(1,124,296)	$(1,131,967)

Loss per share from continuing operations - basic and diluted	$(0.34)	$(0.31)	$(0.46)	$(0.32)
Income per share from discontined operations - basic and diluted	$0.00	$0.00	$0.00	$0.00
Net loss per share - basic and diluted	$(0.34)	$(0.31)	$(0.46)	$(0.32)

Weighted average number of shares used to calculate net loss per share - basic and diluted	2,426,167	2,424,189	2,425,183	3,530,226

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other Comprehensive Income (loss):	2006	2005	2006	2005

Net Loss	$(814,261)	$(748,906)	$(1,124,296)	$(1,131,967)

Reclassification of unrealized gain to realized gain on securities sold during the period	—	—	(400,722)	—

Unrealized (loss) gain on marketable securities	(1,048,929)	2,410,750	(727,791)	5,460,590
Income tax benefit (provision) related to items of
other comprehensive (loss) income	422,202	(1,012,515)	439,200	(1,963,748)

Total other comprehensive (loss) income, net of taxes	(626,727)	1,398,235	(689,313)	3,496,842
Comprehensive (loss) income	$(1,440,988)	$649,329	$(1,813,609)	$2,364,875

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,124,296)	$(1,131,967)
Less income from discontinued operations	—	5,335
Loss from continuing operations	(1,124,296)	(1,137,302)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	68,335	39,274
Non-cash stock-based compensation expense	447,410	—
Loss on sale of propery and equipment	42,781
Realized gain on sale of marketable securities	(517,938)	—
Interest (receivable) on loan outstanding from Director / CEO	—	(40,121)

Changes in operating assets and liabilities:
Accounts receivable	56,325	205,757
Inventories	11,818	(141,146)
Investments in marketable securities	—	1,791
Income tax receivable	24,886	(452,725)
Prepaid income taxes	(86,075)	—
Prepaid expenses, deposits, and other current assets	(203,445)	151,757
Assets and liabilities transferred under contractual obligations, (net)	—	360,363
Accounts payable	48,230	135,943
Accrued employee compensation	55,079	436,182
Other accrued expenses	137,437	(179,501)
Income taxes payable	20,491	—
Deferred tax liability	(219,949)	—
Net cash used in operating activities	(1,238,911)	(619,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(10,304)	(38,147)
Proceeds from sale of marketable securities	518,463	—
Net cash provided by (used in) investing activities	508,159	(38,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Use of funds in repurchase of common stock	—	(16,303,862)
Proceeds from the issuance of common stock	5,400	—
Restricted cash payable to Seracare	—	(15,764)
Net cash provided by (used in) financing activities	5,400	(16,319,626)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating cash flows, net of taxes	(1,145)	(47,019)
Investing cash flows	1,117,305	—
Net cash provided by (used in) discontinued operations	1,116,160	(47,019)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	390,808	(17,024,520)
Cash and cash equivalents, beginning of period	6,416,772	21,201,790
Cash and cash equivalents, end of period	$6,807,580	$4,177,270

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$86,075	$—
Interest Paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

1)	Organization and Business Activities

Pressure BioSciences, Inc. (“PBI”) is an early-stage company focused on the development and commercialization of a novel, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 5 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB/A (the “Form 10-KSB/A”) for the fiscal year ended December 31, 2005.

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

Our restricted cash consists of payments from customers of our former business units who remit payments to us erroneously. When this cash is received in our lockbox system we isolate it so that we can return it to SeraCare Life Sciences, Inc. (“SeraCare”) in a timely manner. The balances reflected are those indicative of timing of transfers to SeraCare. At the time the cash is classified as restricted, we record a corresponding liability so the balances have no effect on our net assets.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from this calculation.

Potentially dilutive securities having a net effect of 111,227 and 146,849 shares were excluded from the calculation for the three and six months ended June 30, 2006. Potentially dilutive securities having a net effect of 399,722 and 112,519 shares were excluded from the calculation for the three and six months ended June 30, 2005.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of 2006. Under this method, stock-based compensation expense recognized in the first half of 2006 includes: (a) compensation expense for all equity-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all equity-based payments granted between January 1, 2006 and June 30, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. Results for periods prior to January 1, 2006 do not include, and have not been restated to reflect amounts associated with the requirements of SFAS 123R.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we utilized for grants of options to the two sub-groups of our stock option recipients during the three and six months ended June 30, 2006:

Assumptions	Outside Board Members	CEO and other Officers & Employees
Expected Life	5.0	6.0
Expected Volatility	74.7%	88.2%
Risk-Free Interest Rate	4.9%	4.9%
Expected Dividend Yield	0.0%	0.0%

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

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

As a result of adopting SFAS 123R on January 1, 2006 we recognized stock-based compensation expense of $243,955 and $447,410 for the three and six months ended June 30, 2006, respectively. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of PCT products & services	$2,620	$4,714
Research and development	43,991	65,616
Selling and marketing	11,761	20,499
General and administrative	185,583	356,581
Total stock-based Compensation expense	$243,955	$447,410

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of eleven employees as of June 30, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

As of June 30, 2006, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $618,088.

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. No stock-based compensation cost was recognized in the Consolidated Statements of Operations for the three or six-month period ended June 30, 2005, as all options granted under our option plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

The following table illustrates the effect on the net loss and the net loss per share for the three and six months ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans in effect at that time. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income / (loss) - as reported	$(748,906)	$(1,131,967)
Add back: Stock-based compensation
in net income / (loss), as reported	—	—
Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(287,257)	(287,508)
Net / Income / (Loss) - pro forma	$(1,036,163)	$(1,419,475)

Basic and diluted net loss per share - as reported	$(0.31)	$(0.32)
Basic and diluted net loss per share - pro forma	$(0.43)	$(0.40)

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

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc. (“SeraCare”), plus interest from January 1 through February 28, 2006. The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon reexamining accounting for income taxes in its entirety, we further determined that the deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals Inc., should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by $23,000. We also determined that the accounting for deferred tax assets needed to be adjusted; however, there would be no impact from this adjustment as deferred tax assets are fully reserved for.

We elected to remedy these errors by restating our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The December 31, 2005 balance sheet presented in this Quarterly Report on Form 10-QSB for the period ended June 30, 2006, reflects the appropriate adjustments to the income tax accounts and to retained earnings.

These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 has been reduced from approximately $873,000 to approximately $850,000.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

4)	Investment in Marketable Securities

As of June 30, 2006, we held 361,996 shares (plus an additional 151,938 shares being held in escrow until September 2006) of common stock of Panacos Pharmaceuticals Inc. (“Panacos”), a publicly traded company listed on the NASDAQ Global Market. We account for this investment in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. On June 30, 2006, our balance sheet reflected the fair value of our investment in Panacos to be approximately $2.8 million, based on the closing price of Panacos shares of $5.52 per share on that day. The carrying value of our investment in Panacos common stock held will change from period to period based on the closing price of the common stock of Panacos as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss.

5)	Discontinued Operations

On September 14, 2004, we completed the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech divisions to SeraCare. Pursuant to the Asset Purchase Agreement, the businesses were sold for $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement which expired in March 2006. In December 2004, and again in February 2005, we settled disagreements with SeraCare regarding the value of the inventory and accounts receivable in the closing balance sheets by releasing approximately $1.4 million from the escrow account. On March 15, 2006, we received approximately $1.1 million in remaining escrow funds.

6)	Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, we completed the sale of substantially all of the assets as well as selected liabilities of PBI Source Scientific, Inc. (PBI’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by us. Despite our intent to exit the laboratory instrumentation business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC. Because of this and other factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation”.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of June 30, 2006 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”.

During the six months ended June 30, 2006, Source Scientific, LLC recognized net income of approximately $100,000. In accordance with SAB Topic 5E we excluded this net income from our Consolidated Statement of Operations and made no adjustment to the accounts captioned “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”. SAB Topic 5E requires that we recognize the losses of Source Scientific, LLC to the extent such losses exceed profits in the same fiscal year. In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

7)	Related Party Transaction

As of June 30, 2006, we evaluated the recoverability of the $1,000,000 loan receivable from our President, CEO, and a director, Mr. Richard T. Schumacher, which is reflected on the accompanying balance sheet in stockholders' equity as a loan receivable. Our evaluation of the recoverability of the loan receivable included an analysis of the value of the 479,657 shares of our common stock which are held as collateral. This test included a review of the current trading price of our common stock. After performing the impairment test, we determined that the loan receivable was not impaired. We will continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in stock price, ranging from a low of $3.11 per share to a high of $4.79 per share from January 1, 2006 to June 30, 2006.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

8)	Inventories

Inventories represented are primarily finished Barocycler TM units available for sale and those units at various stages of manufacture. As of June 30, 2006, finished goods included Barocycler™ NEP3229 units and PULSE™ Tubes.

As of June 30, 2006, inventories were comprised as follows:

June 30,
2006

Raw materials	$18,658
Work-in-process	21,258
Finished goods	33,473
Total	$73,389

9)	Commitments and Contingencies

Royalty Commitments

In 1998, we acquired all the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the six months ended June 30, 2006 was approximately $4,000.

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

Purchase Commitments

In April 2006, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of the agreement, we expect that the units will be completed during the fourth quarter of this year. We will be billed for the complete cost of each unit as it is completed. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006

10)	Stockholders’ Equity

 Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of common stock were reserved for the issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, our board of directors has authority to grant options or other equity awards to employees, officers, directors, consultants, and advisors. As of June 30, 2006, there were 656,000 stock options granted and outstanding under the 2005 Equity Incentive Plan and 344,000 shares available for future grants.

We also have 244,000 outstanding under our 1999 Non-Qualified Plan and 9,500 options outstanding under our 1994 Incentive Stock Option Plan. As of June 30, 2006, there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan. The 1994 Incentive Stock Option Plan has expired; therefore, there are no shares available for future grants under this plan.

Under our 1999 Employee Stock Purchase Plan, eligible employees are entitled to purchase shares of our stock at 85% of the market value as determined at the beginning and end of the offering period. A total of 250,000 shares had been reserved for this plan. As of June 30, 2006, there were 197,326 shares available for future issuance under this plan. As of July 29, 2004, this plan was suspended; however, the board of directors has the ability to reactivate the Plan at its discretion.

During the first six months of 2006, our board of directors granted stock options to our employees, officers, and to our board of directors. The following tables present summarized data relative to our stock option plans:

The following tables summarize information concerning options outstanding and exercisable as of June 30, 2006:

	Stock Options
		Weighted
		Average price
	Shares	per share
Balance outstanding, 12/31/2005	585,000	$2.96

Granted	346,000	3.98
Exercised	(2,000)	2.70
Expired	(19,500)	4.24
Forfeited	—
Balance outstanding, 6/30/2006	909,500	$3.32

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.50 - $2.70	6.1	159,000	$2.64	159,000	$2.64
2.71 - 3.08	8.1	343,000	2.96	209,000	2.98
3.09 - 3.97	9.5	280,500	3.79	64,500	3.92
3.98 - 4.25	9.3	127,000	4.12	67,000	4.13
$2.50 - $4.25	8.4	909,500	$3.32	499,500	$3.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

•	our plans and expectations with respect to our pressure cycling technology operations;

•	our anticipated costs and expenses with respect to our business;

•	market acceptance and the potential for commercial success of our PCT products;

•	the sufficiency of our working capital and our belief that we have sufficient liquidity to finance operations into 2008;

•	our ability to develop future collaborations with partners who generate and disseminate meaningful and beneficial scientific data;

•	the expected results of our current and future collaboration agreements;

•	our ability to sell additional Barocycler instruments to existing and future collaboration partners;

•	general economic conditions; and

•	the anticipated future financial performance and business operations of our Company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 6 of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005, as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005, included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005 and in our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2006.

Overview

Pressure BioSciences, Inc. (“PBI”) is an early-stage company focused on the development and commercialization of a novel, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 5 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

During the first six months of 2006 we have made important progress in the execution of our business plan.  The key priorities for this year include: the continued development and public dissemination of third party scientific data to support market acceptance of our products, continued development of our infrastructure in support of our anticipated future growth, continued addition of qualified personnel to serve on our senior management team, and continued diligence towards the management of our financial resources.  Selected developments that illustrate our progress this year are listed below:

•
On February 1, 2006 we entered into an agreement with the University of New Hampshire, pursuant to which UNH agreed to perform certain research and development services for us through December 31, 2006. Subject to the terms of the agreement, we will pay UNH an aggregate of $157,850 during the term of the agreement.

•
On March 1, 2006 we entered into a sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems located in Woburn, Massachusetts until December 31, 2006. We will pay $2,350 per month for the use of these facilities.

•
On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc. (“SeraCare”), plus interest from January 1 through February 28, 2006.

•	During the first quarter of 2006 we sold a total of 57,900 shares of Panacos Pharmaceuticals stock for a realized, pre-tax gain of $517,938.

•	In April 2006, we entered into an agreement with Source Scientific, LLC to purchase an additional 25 Barocycler NEP3229 units.

•
On April 3, 2006, we announced that we made important additions to our Senior Management Team including the promotion of Dr. Nathan Lawrence to the newly created position of Vice President of Marketing & Business Development, the hiring of Dr. Alexander V. Lazarev as our Director of Research and Development, and the hiring of Mr. Edward H. Myles as our Vice President of Finance & CFO.

•	On April 24, 2006 we announced the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering.

•
In June 2006, we installed and invoiced the Federal Bureau of Investigation (FBI) for a Barocycler NEP3229 that they committed to purchase during the first quarter of 2006. The FBI had been working with our scientists to evaluate PCT’s ability to extract DNA from bone fragments, blood, hair, and skin.

•
In July 2006, we announced that DermTech International has leased a Barocycler NEP3229 for a three year period. DermTech decided to use the PCT SPS as the primary, front-end extraction method for recovering ribonucleic acid (RNA) from skin cells harvested via their proprietary Epidermal Genetic Information Retrieval (EGIR) platform.

Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of biomolecules. PCT utilizes our Barocycler instrument and disposable PULSE Tubes (together, the PCT Sample Preparation System, or the PCT SPS) to release nucleic acids, proteins, and small molecules from plant/animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods. Our patented and proprietary pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging life sciences areas, including:

•	sample preparation for genomic, proteomic, and small molecule studies

•	control of enzymatic actions

•	protein purification;

•	pathogen inactivation;

•	immunodiagnostics;

•	DNA sequencing; and

•	food safety.

Near-Term Strategy

Our near-term strategy is to market PCT for use in sample preparation in the life sciences field, with particular focus in the area of the extraction of nucleic acids, proteins, and small molecules from cells and tissues. To this end, we have developed scientific collaborations with a number of leading laboratories and academic institutions in the United States, which we expect will remain ongoing throughout 2006 and beyond. We enter into these collaborations with parties that we view to have a high likelihood of purchasing our Barocycler instrument and disposable PULSE Tubes. We also pursue collaboration partners whose research is synergistic with our plans to expand the use of PCT into new areas of sample preparation. In both cases, we expect that our collaboration partners will generate data that will be publicly disseminated in scientific publications and presentations.

Our collaboration program was initiated in June 2005 with the intention of placing twelve Barocycler NEP3229 units in selected strategic customer sites for trial periods of three months or longer. We believe that this program has provided potential customers with the opportunity to develop and collect independent and objective data.  Since the initiation of the collaboration program, our instruments have been evaluated by investigators in approximately twenty independent laboratories.  Some of our collaborations have resulted in the withdrawal of the instrument; others have resulted in extensions of time, expansion of research scope, and the publication of favorable third party data. Many programs are still ongoing, and a few evaluations have lead to the sale or lease of Barocycler instruments.  In all cases we have gained valuable knowledge about our technology and various aspects of the markets that we are trying to penetrate.  We believe that this knowledge will be beneficial to us as we continue to expand our collaboration program and our sales and marketing efforts.

During the first half of 2006, our sales and marketing efforts were focused on fostering our relationships and providing technical and scientific support to new and existing collaboration partners. During this period we also participated in industry trade shows and meetings to generate new leads, expand awareness of our company and products within the scientific community, continue to learn about competitive technologies, and learn more about the additional potential uses of PCT. We expect these efforts to continue throughout 2006, as our sales and marketing plan calls for participation in several more trade and industry shows.

During the first half of 2006, four of our collaborators presented data that they generated with PCT at national or regional scientific meetings. The data generated were in the areas of genomic and proteomic research. One presentation in particular focused on the extraction of protein from adipose tissue, an area of laboratory medicine that is important in diabetes research, but that has presented a particularly difficult sample preparation task for scientists over the years. The collaborators indicated in their presentation that they extracted significantly more protein using PCT than they had ever extracted using any other current extraction method. Another presentation focused on the use of PCT to extract nucleic acids and proteins from plants and soil.

During the first half of 2006, we focused our engineering R&D efforts on two specific areas: improvements in the design of several key component parts of our Barocycler instrument, and improvements in the design of the disposable PULSE Tubes. The goal of these efforts was to continue to improve the performance and capabilities of the NEP3229 bench-top unit, and to further improve the extraction capability of the PULSE Tube. These efforts are important to our near-term strategy, as the continued improvement of our product line is critical to our commercial success.

During the first half of 2006, we focused our applications R&D efforts on a number of exciting and potentially large commercial areas, including but not limited to: the differential lysis of organelles and other bio-molecules; the extraction of nucleic acids and proteins from formalin-fixed paraffin-embedded (FFPE) tissues; the extraction of proteins from adipose tissue; the modification of PULSE Tubes to allow for the extraction of bio-molecules from a variety of plant and animal samples in sizes that are far below currently acceptable levels; the extraction of nucleic acids and proteins from potential anti-bioterror agents; the extraction of important bio-molecules from microbial samples; and the extraction of bio-molecules from cancer tissues.

Mid and Long-Term Strategy

Our mid and long-term strategy includes the continued expansion of PCT in the area of sample preparation, with particular focus in developing a miniaturized, portable Barocycler unit for field use, as well as developing a robust, high speed, 48/96 well instrument for high throughput applications. Our mid and long-term strategy also includes research and development efforts in other potentially large and exciting markets outside of sample preparation, such as:

•	the inactivation of pathogens in human blood, therapeutics, and vaccines;

•	the purification of proteins;

•	the control of enzymatic actions; and

•	the enhancement of in vitro diagnostics, particularly immunodiagnostics.

The timing and the manner in which we pursue our mid and long-term strategy depends on a number of factors. Specifically, it depends on the level of success that we realize in pursuit of our near-term strategy in sample preparation. Our pursuit of these mid and long-term strategic markets also depends on our view regarding the cost and the value of these markets to us, and the level of scale up and funding required entering these markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

We recognized revenue of $28,783 for the three months ended June 30, 2006, as compared to $7,612 for the three months ended June 30, 2005. Our revenue for the second quarter of 2006 included the sale of a Barocycler NEP3229 and several hundred PULSE Tubes.

Cost of PCT Products and Services

 The cost of PCT products and services was $47,104 for the three months ended June 30, 2006 compared to $21,166 for the comparable period in 2005. The increase in 2006 as compared to the same period in 2005 is primarily due to increased product sales. Additionally, the cost of products and services includes the increased cost of field support and deployment costs related to the placement, and maintenance, of collaboration site units and purchased units.

Included in the cost of PCT Products and Services for the three months ended June 30, 2006 is a $2,620 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R.

We expect that the cost of PCT products and services will decrease as a percent of sales as we sell more units and thereby spread the fixed costs of product placement and support over a greater revenue base.

Research and Development

Research and development expenditures increased to $401,500 in the second quarter of 2006 as compared to $114,591 in the second quarter of 2005. Primary reasons for the increase include the growth of our dedicated research and development staff from two full-time employees in the second quarter of 2005 to five full-time employees during the second quarter of 2006. This increase in research and development headcount is in support of our strategy to continue to evaluate and offer new applications of PCT within the life sciences sample preparation field. Additionally, with the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering in April 2006, we expanded our research and development capabilities to include engineering expertise. Included in the second quarter of 2006 is an accrual for relocation costs, in accordance with Dr. Ting’s employment agreement.

Included in the research and development expense recognized in the second quarter of 2006 was a $43,991 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future quarters of 2006 as we continue to hire additional scientific personnel and make modest option grants to these important new employees.

We plan to continue increasing our investment in research and development in both existing and new applications of sample preparation, including the areas of forensics, anti-bioterrorism, and differential cell lysis. We are also investing research and development resources toward the continued improvement of the operating performance of our current bench top Barocycler, including the re-engineering of several key component parts, as well as the design and development of additional Barocycler instruments, from small, portable units to larger, high throughput, fully automated machines. We feel that these scientific and engineering investments will allow us to better penetrate and serve our target markets while eventually expanding our operating margins on Barocycler instruments and PULSE Tubes.

Selling and Marketing

Selling and marketing expenses increased to $128,005 for the three months ended June 30, 2006 from $38,376 for the comparable period in 2005. This increase was driven primarily by an increase in trade shows attended and sponsored, and a general increase in selling and marketing activities that we engaged in during the second quarter of 2006.

During the second quarter of 2006, we recognized an $11,761 non-cash, stock-based compensation charge in accordance with the provisions of SFAS 123R.

We expect to continue our increased focus on selling and marketing activities for the remainder of 2006. Consistent with our increased selling and marketing focus, on April 4, 2006 we announced the promotion of Dr. Nathan P. Lawrence to the newly created position of Vice President of Marketing and Business Development. Beginning in the second quarter of 2006, all of Dr. Lawrence’s costs have been accounted for in this function as his activities are now heavily focused on fostering new relationships and driving the overall marketing effort of our PCT business.

General and Administrative

General and administrative costs totaled $595,481 for the three months ended June 30, 2006, as compared to $723,102 for the comparable period in 2005. This decrease was the result of a $400,000 bonus paid to Mr. Richard T. Schumacher, our President and CEO, during the second quarter of 2005. The bonus was approved by the compensation committee of the board of directors to reimburse Mr. Schumacher for his lost wages and costs incurred in connection with his termination of employment in February 2003 and to reward Mr. Schumacher for his valuable contributions in restructuring and redirecting the Company. Excluding this bonus, general and administrative costs increased by $272,379 during the second quarter of 2006 as compared to the same period in 2005. A significant portion of this increase relates to the recognition of $185,583 non-cash, stock-based compensation charge in accordance with SFAS 123R during the second quarter 2006. Also contributing to the increase is the hiring of Edward H. Myles as our Vice President of Finance & Chief Financial Officer on April 3, 2006, and the accrual of his relocation costs as stipulated in his employment agreement. Additionally, we incurred incremental legal, accounting, consulting, and service provider fees associated with the restatement of our 2005 financial statements.

Of the $185,583 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R, $153,633 related to a charge for options granted to the independent members of our board of directors in April 2006. In accordance with SFAS 123R, options that are fully vested upon grant, such as options granted to the independent members of our board of directors, are to be expensed for the entire fair value in the period of grant.

Operating Loss from Continuing Operations

The operating loss of the PCT business, from continuing operations was $1,143,307 for the three months ended June 30, 2006 as compared to an operating loss from continuing operations of $889,623 for the comparable period in 2005. The increase in operating loss from continuing operations was primarily the result of increases in activities within all aspects of our business.

The operating loss from continuing operations for the three months ended June 30, 2006 included $243,955 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2005 did not include any such charges as we adopted the modified prospective approach to implementing SFAS 123R on January 1, 2006, and therefore we are not required to restate prior periods, which did not include any stock-based, compensation charges in the financial statements.

We plan to continue our increasing level of activity in all areas of our business, particularly sales and marketing and research and development, for the remainder of 2006. Consequently we expect our operating loss from continuing operations for 2006 to exceed that of 2005.

Other Operating (Charges), net

The non-PCT related activities of PBI Source Scientific, Inc. reflect the operating results of Source Scientific, LLC. Source Scientific, LLC generated an operating profit of approximately $1,500 during the three months ended June 30, 2006; however, we did not reflect any of this profit in our consolidated financial statements. In accordance with the provisions of SEC SAB Topic No. 5E we only recognize a loss generated from Source Scientific LLC to the extent it exceeds net profit in the same fiscal year. Based on this rule, the approximate $100,000 of net profit generated by Source Scientific, LLC during the first quarter of 2006 and the $1,500 generated during the second quarter was not recognized in our interim financial statements. For the comparative quarter ended June 30, 2005, we recorded an operating charge of $152,285.

Interest Income

Interest income totaled $109,287 for the three months ended June 30, 2006 as compared to interest income of $36,953 in the prior year period. The increase in interest income is due to a higher average cash balance and higher interest rates earned on cash and cash equivalents.

Income Taxes

In the quarter ended June 30, 2006, we recorded a tax benefit from continuing operations of $219,759. During the same period in 2005, we recorded a tax benefit of $255,390. Our benefit rate was less favorable than in the comparable period of the prior year primarily because a large portion of the non-cash, stock-based compensation expense recognized in 2006, in accordance with SFAS 123R, is not deductible for income tax purposes.

Income from Discontinued Operations

For the three months ended June 30, 2006, the net income from discontinued operations was $0, as compared to net income of $656 for the same period in 2005.

Net Loss

For the quarter ended June 30, 2006, we realized a net loss $814,261 compared to a net loss of $748,906 for the quarter ended June 30, 2005. The increase in our net loss reported in the second quarter of 2006 as compared to the second quarter of 2005 is primarily the result of the increased investment in the areas of research and development and sales and marketing, partially offset by the $400,000 bonus paid to Mr. Schumacher during the second quarter of 2005. Also contributing to the increased net loss is the $243,955 in non-cash, stock-based compensation charge recorded in 2006; no non-cash, stock-based compensation charge was recorded in 2005. The increased investment in our operating activities is consistent with our business objectives of expanding the scientific advancement and the commercialization of Pressure Cycling Technology.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue

During the six months ended June 30, 2006 we recognized total revenue of $82,197, as compared to $10,242 for the same period in 2005. Our revenue for the first half of 2006 included the sale of two Barocycler instruments, several thousand PULSE Tubes, and various component parts for the Barocycler NEP33229. In addition to the revenue recognized we also executed a three year lease agreement for a Barocycler instrument with DermTech International on the last day of the second quarter of 2006. We will begin recognizing monthly lease revenue in the third quarter of this year.

Cost of PCT Products and Services

The cost of PCT products and services was $98,650 for the six months ended June 30, 2006 compared to $27,687 for the comparable period in 2005. The increase in 2006 was primarily the result of selling more products during 2006 than 2005. Additionally, the cost of products and services includes the increased cost of field support and deployment costs related to the placement, and maintenance, of collaboration site units.

Included in the cost of PCT Products and Services is a $4,714 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R.

We expect that cost of PCT products and services will decrease as a percent of sales as we sell more units and thereby spread the fixed costs of products and services over a greater revenue base.

Research and Development

Research and development expenditures increased to $660,319 in the first half of 2006 as compared to $217,618 in the first half of 2005. Primary reasons for the increase include the increase in dedicated research and development personnel from two full-time employees in the first half of 2005 to five full-time employees during the first half of 2006. Additionally, with the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering we expanded our research and development capabilities to include engineering expertise. Furthermore, in accordance with Dr. Ting’s employment agreement, we accrued relocation costs during the second quarter of 2006. The overall increase in our applications and engineering related research and development investment is in support of our overall strategy to continue to evaluate and offer new applications and products for PCT within the life sciences sample preparation field.

Included in the research and development expense recognized in the first half of 2006 was $65,616 non-cash, stock-based compensation charges in accordance with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future quarters of 2006 as we continue to hire additional scientific personnel and make modest option grants to these important new employees.

We plan to continue increasing our investment in research and development in both existing and new applications in sample preparation, including the areas of forensics, anti-bioterrorism, and differential cell lysis. We are also investing research and development resources toward the continued improvement of the operating performance of our current bench-top Barocycler instrument, including the re-engineering of several component parts, as well as the design and development of additional Barocycler instruments, from small, portable units to larger, high throughput, fully automated instruments. We feel that these scientific and engineering investments will allow us to better penetrate and serve our target markets while eventually expanding our operating margins on Barocycler instruments and PULSE Tubes.

Selling and Marketing

Selling and marketing expenses increased to $195,384 for the six months ended June 30, 2006 from $53,636 for the comparable period in 2005. This increase was driven primarily by the increase in trade shows attended and sponsored, and a general increase in the amount of selling and marketing activity that we were engaged in during the first half of 2006.

During the first six months of 2006 we recognized $20,499 of non-cash, stock-based compensation costs in accordance with SFAS 123R.

We expect to continue this increased focus on selling and marketing activities for the remainder of 2006. Consistent with this increased focus, we announced the promotion of Dr. Nathan P. Lawrence to the newly created position of Vice President of Marketing and Business Development, on April 4, 2006. Beginning in the second quarter of 2006, all of Dr. Lawrence’s costs have been accounted for in this function as his activities are heavily focused on fostering new relationships and driving the overall marketing effort of our PCT business.

General and Administrative

General and administrative costs totaled $1,285,107 for the six months ended June 30, 2006, as compared to $1,031,990 for the comparable period in 2005. During the first half of 2006 we incurred incremental general and administrative costs due partially to the fact that for the first quarter we did not have a full-time Chief Financial Officer. These incremental costs included consulting and temporary help in addition to the higher than expected legal, accounting, and tax consulting expense associated with the restatement of our 2005 financial statements during the second quarter of 2006.

Included in our general and administrative costs was a non-cash, stock-based compensation charge of $356,581 recognized in accordance with SFAS 123R. Of this amount, $313,071 related to charges for options granted to the independent members of our board of directors in 2006. In accordance with SFAS 123R, options that are fully vested upon grant, such as options granted to the independent members of our board of directors, are to be expensed for the entire fair value in the period of grant.

During the second quarter of 2006 Mr. Edward H. Myles was appointed our Vice President of Finance & CFO, additionally; we hired one full-time employee at the administrative level during the second quarter. Aside from these additions to our general and administrative staff, we do not expect significant additional changes to our corporate infrastructure for the remainder of 2006.

Operating Loss from Continuing Operations

The operating loss of the PCT business, our continuing operations, was $2,157,263 for the six months ended June 30, 2006 as compared to an operating loss from continuing operations of $1,320,689 for the comparable period in 2005. The increase in operating loss from continuing operations was the result of increases in activities within all aspects of our business, including a significant increase in staff and activities within our research and development function, as well as non-cash stock-based compensation charges related to option grants to the independent members of our board of directors and employees.

The operating loss from continuing operations for the six months ended June 30, 2006 included $447,410 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2005 did not include any such charges as we adopted the modified prospective approach to implementing SFAS 123R on January 1, 2006, and therefore we are not required to restate prior periods, which did not include any stock-based compensation charges in the financial statements.

We plan to continue increasing the level of activity in our sales and marketing and research and development functions for the remainder of 2006. Consequently we expect our operating loss from continuing operations for 2006 to exceed that of 2005.

Gain on Sale of Securities

In the six months ended June 30, 2006, we recorded a gain on the sale of 57,900 shares of our Panacos Pharmaceuticals shares in accordance with SFAS 115“Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. The shares sold in the six month period generated a pre-tax gain of $517,938. There was no gain on the sale of securities during the first half of 2005.

Other Operating (Charges), net

The non-PCT related activities of PBI Source Scientific, Inc. reflect the operating results of Source Scientific, LLC. Source Scientific, LLC generated an operating profit of approximately $100,000 during the six months ended June 30, 2006; however, we did not reflect any of this profit in our consolidated financial statements. In accordance with the provisions of SEC SAB Topic No. 5E we only recognize a loss generated from Source Scientific LLC to the extent it exceeds net profit in the same fiscal year. Based on this rule, the approximate $100,000 of net profit generated by Source Scientific, LLC was not recognized in our interim financial statements. For the comparative six months ended June 30, 2005, we recorded an operating charge of $387,637.

Interest Income

Interest income totaled $217,792 for the six months ended June 30, 2006 as compared to interest income of $115,888 in the prior year period. The increase in interest income in 2006 as compared to 2005 is primarily due to higher average cash balances and higher interest rates earned on cash and cash equivalents.

Income Taxes

In the six months ended June 30, 2006, we recorded a tax benefit from continuing operations of $297,237. During the same period in 2005, we recorded a tax benefit of $455,136. Our benefit rate was less favorable than in the comparable period of the prior year primarily because a large portion of the non-cash, stock-based compensation expense recognized in 2006, in accordance with SFAS 123R, is not deductible for income tax purposes.

Income from Discontinued Operations

For the six months ended June 30, 2006, the net income from discontinued operations was $0, as compared to net income of $5,335 for the same period in 2005.

Net Loss

The net loss for the six months ended June 30, 2006 was $1,124,296 compared to a net loss of $1,131,967 for the six months ended June 30, 2005. This decrease in our net loss is primarily the result of the realized gain of $517,938 from the sale of 57,900 shares of Panacos Pharmaceuticals and an increase in interest income recognized during the first half of 2006. These favorable items were almost entirely offset by increased spending in all functional areas of our business; particularly sales and marketing and research and development. This increased investment in our operating activities is consistent with our business objectives of expanding the scientific advancement and the commercialization of PCT.

LIQUIDITY AND FINANCIAL CONDITION

  As of June 30, 2006, our working capital position was $7,168,390, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses and deposits, and inventories, partially offset by accounts payable, accrued employee compensation, other accrued expenses, and accrued income taxes. As of December 31, 2005, our working capital balance was $7,740,736, the primary components of which were cash and cash equivalents, escrow deposits and income taxes receivable. This decrease in working capital of $572,346 was primarily a result of the use of cash to fund our operations for the first six months of 2006, partially offset by the proceeds generated from the sale of Panacos shares and interest income earned during the period. We expect our working capital position to decline as we fund our operations from our cash and cash equivalents. We believe that we have sufficient working capital to fund our operations at their current level, and with planned increases in operations, into 2008. The extent to which we increase our operations is dependent upon our view of the investment required to successfully commercialize PCT, balanced with our desire to pursue additional external capital. At this time we do not feel that we need to rely on external funding to pursue our near-term strategy.

Net cash used in continuing operations for the six months ended June 30, 2006 was $1,238,911 as compared to net cash used in continuing operations of $619,728 for the six months ended June 30, 2005. The cash used in operations for the first half of fiscal 2006 was to support on-going operations. The primary reasons for the increase in cash utilization include the general increase in our ongoing business activities which contributed to a larger operating loss for the period, the payment of a $200,000 deposit to Source Scientific LLC for the manufacture of 25 Barocyclers, and the utilization of the current deferred tax liability associated with the installment sale treatment of the SeraCare sale.

Net cash provided by investing activities for the six months ended June 30, 2006 was $508,159 as compared to cash used of $38,147 for the same period in the prior year. The cash generated in the first six months of 2006 was entirely from the sale of 57,900 shares of Panacos common stock, partially offset by minimal purchases of fixed assets. We will continue to monitor the market price of Panacos common stock with the intent of liquidating our position at what we consider to be favorable terms. We expect that our investment in fixed assets will increase in future quarters as we make modest additions to our staff and operating facilities.

Net cash generated from financing activities for the six months ended June 30, 2006 of $5,400, relates to the exercise of stock options by an outside director. During the first six months of 2005 we used cash in financing activities of $16,319,626. In February 2005, we completed our issuer tender offer in which we purchased from stockholders an aggregate of 5,203,001 shares of our common stock.

Net cash generated by discontinued operations for the six months ended June 30, 2006 was $1,116,160 as compared to net cash used in discontinued operations of $47,019 for same period of 2005. This cash generated in the first quarter of 2006 relates to the receipt of the $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare, and interest from January 1 through February 28, 2006. We also received all accrued interest for the prior year.

RELATED PARTY TRANSACTION

As of June 30, 2006, we evaluated the recoverability of the $1,000,000 loan receivable from Mr. Schumacher, which is reflected on the balance sheet in stockholders' equity as a loan receivable. Our evaluation of the recoverability of the loan receivable included an analysis of the value of the 479,657 shares of our common stock that are held as collateral. This test included a review of the current trading price of our common stock. After performing the impairment test, we determined that the loan receivable was not impaired. We will continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in stock price, ranging from a low of $3.11 per share to a high of $4.79 per share from January 1, 2006 to June 30, 2006.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1998, we acquired all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE Tube revenues. The royalty obligation that we accrued for the first six months of 2006 was approximately $4,000.

Research and Development Collaboration

On February 1, 2006, we entered into an agreement with the University of New Hampshire, pursuant to which UNH agreed to perform certain research and development services for us through December 31, 2006. Subject to the terms of the agreement, we will pay UNH an aggregate of $157,850 for the services they provide.

Operating Leases

On March 1, 2006, we entered into a sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period will expire on December 31, 2006. We will pay $2,350 per month for the use of these facilities.

Purchase Commitments

In April 2006, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of the agreement, we expect that the units will be completed by the fourth quarter of this year. We will be billed for the complete cost of each unit as it is completed. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers.

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

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal, and interest, held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc., (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon re-examining our accounting for income taxes in entirety we further determined that the deferred tax liability in connection with the unrealized gain on Panacos should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by approximately $23,000. We also determined that the accounting for deferred tax assets needed to be adjusted; however, there was no impact from this adjustment as deferred tax assets are fully reserved for.

We elected to remedy these errors by restating our Annual Report on Form 10-KSB, for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The December 31, 2005 balance sheet presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 reflects the appropriate adjustments to the income tax accounts and to retained earnings.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on June 15, 2006 (the “Meeting”). At the Meeting, the stockholders elected two Class II directors to hold office until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  The voting results with respect to the election of directors were as follows:

Director	Affirmative Votes	Votes Withheld/Abstained

R. Wayne Fritzche	1,712,939	42,440
Calvin A. Saravis	1,711,789	43,590

The terms of each of Mr. Richard T. Schumacher, Mr. J. Donald Payne and Mr. P. Thomas Vogel all continued following the Meeting.

ITEM 6. EXHIBITS

Exhibits		Reference

10.1	Purchase Order with Source Scientific, LLC dated April 3, 2006.	A-10.1

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

We previously filed this exhibit with the Commission on April 5, 2006 with the referenced exhibit number as an exhibit to our Current Report on Form 8-K (SEC File No. 0-21615) dated April 5, 2006, and the previously filed exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCE, INC.

Date: August 11, 2006	By:	/s/ Richard T. Schumacher

Richard T. Schumacher President, Chief Executive Officer & Treasurer (Principal Executive Officer)

By:	/s/ Edward H. Myles

Edward H. Myles Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer)