Form 10QSB
period 2006-09-30
PRESSURE BIOSCIENCES INC
filed 2006-11-13
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006  or

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

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes       ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 10, 2006 was 2,319,589.
Transitional Small Business Disclosure Format (check one):

☐ Yes      ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005 (Restated)	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6

Notes to Consolidated Financial Statements as of September 30, 2006 (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations	14

Item 3. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	26

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements
PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2006	2005
	(unaudited)	(restated)
CURRENT ASSETS:
Cash and cash equivalents	$5,850,427	$6,416,772
Restricted cash	17,484	255,612
Accounts receivable (less allowance for doubtful accounts of $115,908 in 2005)	45,048	58,798
Inventories, net	44,859	85,207
Investments in marketable securities	-	1,533
Escrow deposit related to sale of assets to SeraCare	-	1,117,305
Prepaid income taxes	28,687	-
Income tax receivable	781,457	531,122
Prepaid expenses, deposits, and other current assets	274,855	75,286
Total current assets	7,042,817	8,541,635
PROPERTY AND EQUIPMENT, NET	200,146	282,780

OTHER ASSETS:
Intangible assets, net	389,080	425,554
Assets transferred under contractual arrangements	1,420,996	1,420,996
Investments in marketable securities	2,549,113	3,962,810
Total other assets	4,359,189	5,809,360
TOTAL ASSETS	$11,602,152	$14,633,775

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$142,762	$56,395
Accrued employee compensation	144,649	94,354
Other accrued expenses	200,102	99,718
Income taxes payable	173,256	63,730
Current deferred tax liability	-	219,949
Accrued SeraCare liabilities	26,584	264,713
Liabilities from discontinued operations	2,040	2,040
Total current liabilities	689,393	800,899

LONG TERM LIABILITIES
Liabilities from discontinued operations	4,253	6,120
Deferred revenue	13,500	-
Deferred tax liability	866,134	1,419,662
Liabilities transferred under contractual arrangements	1,042,493	1,042,493
Total long term liabilities	1,926,380	2,468,275
TOTAL LIABILITIES	2,615,773	3,269,174

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000 shares authorized;
2,426,189 issued and 2,319,589 outstanding in 2006 and 2,424,189
issued and outstanding in 2005	23,196	24,242
Additional paid-in capital	6,267,549	6,027,020
Loan receivable from Director / CEO	(1,000,000)	(1,000,000)
Accumulated other comprehensive income	1,675,092	2,537,963
Retained earnings	2,020,542	3,775,376
Total stockholders' equity	8,986,379	11,364,601
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$11,602,152	$14,633,775

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
REVENUE:
PCT Products, services, other	$92,211	$11,742	$174,409	$21,984
Total revenue	92,211	11,742	174,409	21,984

COSTS AND EXPENSES:
Cost of PCT products & services	90,037	33,966	188,688	61,653
Research and development	324,525	156,529	984,844	374,147
Selling and marketing	127,419	39,954	322,803	93,590
General and administrative	380,065	320,195	1,665,172	1,361,157
Total operating costs and expenses	922,046	550,644	3,161,507	1,890,547

Operating loss from continuing operations	(829,835)	(538,902)	(2,987,098)	(1,868,563)

OTHER INCOME (EXPENSE):
Realized gain on securities held for sale	-	2,838,491	517,938	2,838,491
Other operating, net	-	(140,648)	-	(528,285)
Interest income	88,190	62,699	305,982	187,559
Total other income	88,190	2,760,542	823,920	2,497,765

(Loss) income from continuing operations before income taxes	(741,645)	2,221,640	(2,163,178)	629,202
Income tax benefit (provision) from continuing operations	111,106	(912,671)	408,344	(457,535)

(Loss) income from continuing operations	(630,539)	1,308,969	(1,754,834)	171,667

Discontinued operations:
(Loss) income from discontinued operations (net of income tax benefit of $1,720 and provision of $913 for the three and nine months ended in 2005)	-	(3,340)	-	1,995

Gain on sale of net assets related to discontinued operations
(includes effect of income taxes of $701,699 in 2005)	-	701,699	-	701,699

Net income from discontinued operations	-	698,359	-	703,694

Net (loss) income	$(630,539)	$2,007,328	$(1,754,834)	$875,361

(Loss) income per share from continuing operations - basic	$(0.26)	$0.54	$(0.72)	$0.05
Income per share from discontined operations - basic	$-	$0.29	$-	$0.23
Net (loss) income per share, basic	$(0.26)	$0.83	$(0.72)	$0.28

(Loss) income per share from continuing operations - diluted	$(0.26)	$0.52	$(0.72)	$0.05
Income per share from discontined operations - diluted	$-	$0.27	$-	$0.22
Net (loss) income per share, diluted	$(0.26)	$0.79	$(0.72)	$0.27

Weighted average number of shares used to calculate net (loss) income per share - basic	2,422,675	2,424,189	2,424,351	3,157,495

Weighted average number of shares used to calculate net (loss) income per share - diluted	2,422,675	2,537,987	2,424,351	3,202,101

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED )

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other Comprehensive Income (loss):	2006	2005	2006	2005
		(restated)		(restated)
Net (loss) income	$(630,539)	$2,007,328	$(1,754,834)	$875,361

Unrealized (loss) gain on marketable securities	(289,456)	1,194,772	(1,416,399)	6,655,362
Income tax benefit (provision) related to items
other comprehensive (loss) income	115,898	(488,842)	553,528	(2,452,590)

Total other comprehensive (loss) income, net of taxes	(173,558)	705,930	(862,871)	4,202,772
Comprehensive (loss) income	$(804,097)	$2,713,258	$(2,617,705)	$5,078,133

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net (loss) income	$(1,754,834)	$875,361
Less income from discontinued operations	-	703,694
(Loss) income from continuing operations	(1,754,834)	171,667

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	108,733	61,248
Non-cash, stock-based, compensation expense	543,220	-
Loss on disposal of property and equipment	42,781
Realized gain on sale of marketable securities	(517,938)	(2,838,491)
Interest receivable on loan outstanding from Director / CEO	-	134,263

Changes in operating assets and liabilities:
Accounts receivable	13,750	203,866
Inventories	40,348	(186,131)
Investments in marketable securities	-	1,787
Income tax receivable	(250,335)	(122,666)
Prepaid income taxes	(28,687)	(189,253)
Prepaid expenses, deposits, and other current assets	(199,569)	65,913
Assets and liabilities transferred under contractual arrangements, (net)	-	490,755
Accounts payable	86,367	36,158
Accrued employee compensation	50,295	(14,892)
Other accrued expenses	100,383	(165,969)
Deferred revenue	13,500	-
Income taxes payable	109,526	(175,011)
Deferred tax liability	(219,949)	-
Accrued expenses due to SeraCare	-	205,410
Net cash used in operating activities	(1,862,409)	(2,321,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(34,097)	(64,998)
Proceeds from sale of marketable securities	518,463	2,841,510
Net cash provided by investing activities	484,366	2,776,512

CASH FLOWS FROM FINANCING ACTIVITIES:
Use of funds in repurchase of common stock	(309,140)	(16,303,862)
Proceeds from the issuance of common stock	5,400
Restricted cash payable to SeraCare	-	(133,480)
Net cash used in financing activities	(303,740)	(16,437,342)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating cash flows, net of taxes	(1,867)	870,483
Investing cash flows	1,117,305	-
Net cash provided by discontinued operations	1,115,438	870,483

(DECREASE) IN CASH AND CASH EQUIVALENTS:	(566,345)	(15,111,693)
Cash and cash equivalents, beginning of period	6,416,772	21,201,790
Cash and cash equivalents, end of period	$5,850,427	$6,090,097

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$104,619	$-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

1)	Organization and Business Activities

Pressure BioSciences, Inc. (“PBI”) is an early-stage company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 5 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, as amended (the “Form 10-KSB/A”) for the fiscal year ended December 31, 2005.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc., PBI Source Scientific, Inc., and PBI BioSeq, Inc.

Use of Estimates

To prepare the unaudited consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, the realizability of a loan receivable from our President and Chief Executive Officer, deferred taxes, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded to directors, officers and employees. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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
AS OF SEPTEMBER 30, 2006

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

Potentially dilutive securities having a net effect of 47,842 and 117,369 shares were excluded from the calculation for the three and nine months ended September 30, 2006.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the Financial Accounting Standards Board (the “FASB”), and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, or SAB 107, associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of 2006. Under this method, stock-based compensation expense recognized in the first nine months of 2006 includes: (a) compensation expense for all equity-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all equity-based payments granted between January 1, 2006 and September 30, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. Results for periods prior to January 1, 2006 do not include, and have not been restated to reflect amounts associated with the requirements of SFAS 123R.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we utilized for grants of stock options to the two sub-groups of our stock option recipients during the three and nine months ended September 30, 2006:
Assumptions	Outside Board Members	CEO and other Officers & Employees
Expected Life	5.0	6.0
Expected Volatility	74.7%	88.2%
Risk-Free Interest Rate	4.9%	4.9%
Expected Dividend Yield	0.0%	0.0%

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

We developed the above referenced assumptions based on the following rationale. We utilized the simplified method provided by SAB No. 107 to develop our estimate of expected term of the stock options granted. Under this method, stock options granted to outside board members are estimated to have an expected term of 5 years and stock options granted to our CEO and all other officers and employees are estimated to have an expected term of 6 years. All stock options granted have a 10 year contractual life. The stock options granted to outside directors vest immediately and the stock options granted to the CEO and all other officers and employees vest annually, on an equal basis over three years. SAB 107 provides a simplified approach to developing the estimate of expected term based on the average of the midpoint of the vesting period and the contractual life. The expected volatility is assumed to approximate the historical volatility that was observed during the corresponding expected term for each sub-group of option recipients. The risk-free interest rate is a weighted average approximation based on the U.S. Treasury yields in effect at the time of the grants. We used a dividend yield of zero for the calculation because we have never paid cash dividends and we have no intention to begin paying dividends in the foreseeable future. While we believe these estimates are reasonable, the compensation expense recorded would increase if the assumed expected term was increased or a higher expected volatility was used.

As a result of adopting SFAS 123R on January 1, 2006 we recognized stock-based compensation expense of $95,811 and $543,220 for the three and nine months ended September 30, 2006, respectively. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of PCT products & services	$2,621	$7,335
Research and development	47,748	113,363
Selling and marketing	11,761	32,259
General and administrative	33,681	390,263
Total stock-based Compensation expense	$95,811	$543,220

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of eleven employees as of September 30, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

As of September 30, 2006, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $847,099.

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. No stock-based compensation cost was recognized in the Consolidated Statements of Operations for the three or nine-months period ended September 30, 2005, as all stock options granted under our stock option plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

The following table illustrates the effect on the net income and the net income per share for the three and nine months ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock options granted under our stock option plans in effect at that time. For purposes of this pro forma disclosure, the value of the stock options is estimated using the Black-Scholes option pricing model and amortized to expense over the stock options’ vesting periods:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income - as reported	$2,007,328	$875,361
Add back: Stock-based compensation
in net income, as reported	-	-

Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(29,785)	(117,293)
Net income - pro forma	$1,977,543	$758,068

Basic net income per share - as reported	$0.83	$0.28
Basic net income per share - pro forma	$0.82	$0.24

Diluted net income per share - as reported	$0.79	$0.27
Diluted net income per share - pro forma	$0.78	$0.24

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

We elected to remedy these errors by restating our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The December 31, 2005 balance sheet presented in this Quarterly Report on Form 10-QSB for the period ended September 30, 2006, reflects the appropriate adjustments to the income tax accounts and to retained earnings.

These adjustments reduced income from discontinued operations by approximately $220,000. These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 has been reduced from approximately $873,000 to approximately $850,000.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

Accounting for Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007. We are in the process of evaluating FIN 48 and the effect it will have on our financial position and results of operations.

4)	Investment in Marketable Securities

As of September 30, 2006, we held 513,934 shares of common stock of Panacos Pharmaceuticals Inc. (“Panacos”), a publicly traded company listed on the NASDAQ Global Market. We account for this investment in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. On September 30, 2006, our balance sheet reflected the fair value of our investment in Panacos to be approximately $2.5 million, based on the closing price of Panacos shares of $4.96 per share on that day. The carrying value of our investment in Panacos common stock held will change from period to period based on the closing price of the common stock of Panacos as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss.

5)	Discontinued Operations

On September 14, 2004, we completed the sale of substantially all of the assets and selected liabilities of our BBI Diagnostics and BBI Biotech divisions to SeraCare Life Sciences. Pursuant to the Asset Purchase Agreement, the businesses were sold for $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement which expired in March 2006. In December 2004, and again in February 2005, we settled disagreements with SeraCare Life Sciences regarding the value of the inventory and accounts receivable in the closing balance sheets by releasing approximately $1.4 million from the escrow account. On March 15, 2006, we received approximately $1.1 million in remaining escrow funds.

6)	Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, we completed the sale of substantially all of the assets as well as selected liabilities of PBI Source Scientific, Inc. (PBI’s laboratory instrumentation division) to Source Scientific, LLC, an entity owned 35% by Mr. Richard W. Henson, 35% by Mr. Bruce A. Sargeant, and 30% by us. Despite our intent to exit the laboratory instrumentation business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC. Because of this and other factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation”.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of September 30, 2006 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”.

During the nine months ended September 30, 2006, Source Scientific, LLC recognized net income of approximately $46,000. In accordance with SAB Topic 5E we excluded this net income from our Consolidated Statement of Operations and made no adjustment to the accounts captioned “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”. SAB Topic 5E requires that we recognize the losses of Source Scientific, LLC to the extent such losses exceed profits in the same fiscal year. In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP).

7)	Related Party Transaction

As of September 30, 2006, we evaluated the recoverability of the $1,000,000 loan receivable from our President, CEO, and a director, Mr. Richard T. Schumacher, which is reflected on the accompanying balance sheet in stockholders' equity as a loan

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

receivable. Our evaluation of the recoverability of the loan receivable included an analysis of the value of the 479,657 shares of our common stock that are held as collateral. This test included a review of the current trading price of our common stock. After performing the impairment test, we determined that the loan receivable was not impaired. We will continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in stock price, ranging from a low of $2.94 per share to a high of $4.79 per share from January 1, 2006 to September 30, 2006.

8)	Inventories

Inventories represented are primarily finished Barocycler TM units available for sale and those units at various stages of manufacture. As of September 30, 2006, finished goods included Barocycler™ NEP3229 units and PULSE™ Tubes.

As of September 30, 2006, inventories were comprised as follows:
	September 30,	December 31,
	2006	2005

Raw materials	$9,471	$32,188
Work-in-process	4,388	31,565
Finished goods	31,000	21,454
Total	$44,859	$85,207

9)	Commitments and Contingencies

Royalty Commitments

In 1998, we acquired all the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the nine months ended September 30, 2006 was approximately $8,000.

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

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period will expire on May 31, 2007. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In April 2006, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of the agreement, we expect that the units will be completed during the fourth quarter of 2006 and the first

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

quarter of 2007. We will be billed for the complete cost of each unit as it is completed, net of the $8,000 deposit per instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of September 30, 2006, Source completed and billed us for two of these units. One unit was shipped to a customer of ours and we are carrying the other unit as finished goods inventory.

10)	Stockholders’ Equity

 Stock Buy-back Program

During the quarter ended September 30, 2006 our board of directors approved a stock buy-back program pursuant to which we are authorized to use up to $500,000 of our cash resources to purchase shares of the Company’s common stock in the open market or in privately negotiated transactions. On September 22, 2006 we purchased 106,600 shares of Company common stock from an unaffiliated shareholder for approximately $2.88 per share. As of September 30, 2006 these shares had not yet been retired therefore they are considered issued but not outstanding.

Stock Options

On September 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of common stock were reserved for the issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, our board of directors has authority to grant stock options or other equity awards to employees, officers, directors, consultants, and advisors. As of September 30, 2006, there were 666,000 stock options granted and outstanding under the 2005 Equity Incentive Plan and 334,000 shares available for future grants.

We also have 244,000 stock options outstanding under our 1999 Non-Qualified Plan and 9,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of September 30, 2006, there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan. The 1994 Incentive Stock Option Plan has expired; therefore, there are no shares available for future grants under this plan.

During the first nine months of 2006, our board of directors granted stock options to our employees, officers, and to members of our board of directors. The following tables present summarized data relative to our stock option plans:

The following tables summarize information concerning options outstanding and exercisable as of September 30, 2006:

	Stock Options
		Weighted
		Average price
	Shares	per share
Balance outstanding, 12/31/2005	585,000	$2.96

Granted	356,000	3.92
Exercised	(2,000)	2.70
Expired	(19,500)	4.11
Forfeited	-
Balance outstanding, 9/30/2006	919,500	$3.31

				Options Outstanding		Options Exercisable
Range of Exercise Prices			Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.50	-	$2.70	5.9	159,000	$2.64	159,000	$2.64
2.71	-	3.08	7.9	343,000	2.96	209,000	2.98
3.09	-	3.97	9.3	269,500	3.74	21,000	3.32
3.98	-	4.25	9.2	148,000	4.04	127,000	4.05
$2.50	-	$4.25	9.4	919,500	$3.31	516,000	$3.16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition or Plan of Operation for the year ended December 31, 2005, included in our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005 and in our Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2006.

Overview

Pressure BioSciences, Inc. (“PBI”) is an early-stage company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 5 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

During the first nine months of 2006 we have made important progress in the execution of our business plan.  The key priorities for this year include: the continued development and public dissemination of third party scientific data to support market acceptance of our technology, continued development of our infrastructure in support of our anticipated future growth, continued addition of qualified personnel to our scientific, sales and senior management staff, and continued diligence towards the management of our financial resources.  Selected developments that illustrate our progress during the first nine months of this year are listed below:

•
In October 2006, we announced the sale of PCT Sample Preparation Systems (Barocycler NEP3229 plus PULSE Tubes) to Johns Hopkins University, the National Institutes of Health (NIH), and a state laboratory in Virginia.

•	In September 2006, we announced the appointment of UHY LLP as our independent registered accounting firm.

•
In July 2006, we announced that Dermtech International leased a Barocycler NEP3229 for a three year period. Dermtech chose to use the PCT SPS as the primary, front-end extraction method for recovering ribonucleic acid (RNA) from skin cells harvested via their proprietary Epidermal Genetic Information Retrieval (EGIR) platform.

•
In June 2006, we sold a Barocycler NEP3229 to the Federal Bureau of Investigation (FBI). Prior to its purchase the FBI worked with our scientists to evaluate the ability of the PCT SPS to extract DNA and RNA from bone fragments, blood, hair, and skin.

•
In April 2006, we announced important additions to our Senior Management Team; including the promotion of Dr. Nathan Lawrence to the newly created position of Vice President of Marketing & Business Development, the hiring of Dr. Alexander V. Lazarev as our Director of Research and Development, and the hiring of Mr. Edward H. Myles as our Vice President of Finance & CFO. We also announced the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering.

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

Near-Term Strategy

Our near-term strategy is to market PCT for use in sample preparation in the life sciences field, with particular focus in the area of the extraction of nucleic acids, proteins, and small molecules from cells and tissues. To this end, we have developed scientific collaborations with a number of leading laboratories and academic institutions in the United States, which we expect will remain ongoing throughout 2006 and 2007. We enter into these collaborations with parties that we view to have a high likelihood of purchasing our Barocycler instrument and disposable PULSE Tubes. We also pursue collaboration partners whose research is synergistic with our plans to expand the use of PCT into new areas of sample preparation. In both cases, we expect that our collaboration partners will generate data that will be publicly disseminated in scientific publications and presentations.

Our collaboration program was initiated in June 2005 with the intention of placing twelve Barocycler NEP3229 units in selected strategic customer sites for trial periods of three months or longer. We believe that this program has provided, and continues to provide, potential customers with the opportunity to develop and collect independent and objective data.  Since the initiation of the collaboration program, our instruments have been evaluated by investigators in approximately twenty independent laboratories.  Some of our collaborations have resulted in the withdrawal of the instrument while others have resulted in extensions of time, expansion of research scope, and the publication of favorable third party data. Many programs are still ongoing, and a few evaluations have led to the sale or lease of Barocycler instruments.  In all cases we have gained valuable knowledge about our technology and various aspects of the markets that we are trying to penetrate.  We believe that this knowledge will be beneficial to us as we continue to expand our collaboration program and our sales and marketing efforts.

During the first nine months of 2006, our sales and marketing efforts were focused on fostering our relationships and providing technical and scientific support to new and existing collaboration partners. During this period we also participated in industry trade shows and meetings to generate new leads, and to expand awareness of our company and products within the scientific community, continue to learn about competitive technologies, and learn more about the additional potential uses of PCT. We expect these efforts to continue throughout 2006 and 2007, as our sales and marketing plan calls for participation in several more trade shows.

Seven of our collaborators presented data that they generated with PCT at international, national, or regional scientific meetings. The data generated were in the areas of genomic and proteomic research. One presentation in particular focused on the extraction of protein from adipose tissue, an area of laboratory medicine that is important in diabetes research, but that has presented a particularly difficult sample preparation task for scientists over the years. The collaborators indicated in their presentation that they extracted significantly more protein using PCT than they had ever extracted using any other current extraction method. Another presentation focused on the use of PCT to extract nucleic acids and proteins from plants and soil. A third presentation focused on the use of the PCT SPS to extract important proteins and nucleic acids from cancer cells and tissues.

During the first nine months of 2006, we focused our engineering research and development efforts on two specific areas: improvements in the design of several key component parts of our Barocycler instrument, and improvements in the design of the disposable PULSE Tubes. The goal of these efforts was to continue to improve the performance and capabilities of the NEP3229 bench-top unit, and to further improve the extraction capability of the PULSE Tube. These efforts are important to our near-term strategy, as the continued improvement of our product line is critical to our commercial success.

We have focused our applications research and development efforts on a number of exciting and potentially large commercial areas, including but not limited to: the lysis of organelles and other bio-molecules; the extraction of nucleic acids and proteins from formalin-fixed paraffin-embedded (FFPE) tissues; the extraction of proteins from adipose tissue; the modification of PULSE Tubes to allow for the extraction of bio-molecules from a variety of plant and animal samples in sizes that are far below currently acceptable levels; the extraction of nucleic acids and proteins from potential bioterrorism agents; the extraction of important bio-molecules from microbial samples; and the extraction of bio-molecules from cancer tissues.

Mid and Long-Term Strategy

Our mid and long-term strategy includes the continued expansion of PCT in the area of sample preparation, with particular focus in developing a miniaturized, portable Barocycler unit for field use, as well as developing a robust, high speed, 24/48/96 well instrument for high throughput applications. Our mid and long-term strategy also includes research and development efforts in other potentially large and exciting markets outside of sample preparation, such as:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue

We recognized revenue of $92,211 for the three months ended September 30, 2006, as compared to $11,742 for the three months ended September 30, 2005. This increase in revenue represents an important early step in our path to full commercialization. The sale of Barocycler NEP3229 units to three high quality customers (Johns Hopkins University, the National Institutes of Health and a state laboratory in Virginia) suggests to us that the data generated by our collaboration program is beginning to drive market acceptance of our technology. During the same period in 2005 we did not sell any Barocycler instruments, while revenue was comprised of PULSE Tubes sales and monthly rental revenue on one unit. We are still learning the sales cycle associated with our products; therefore it is difficult for us to forecast sales for upcoming quarters. However we do strongly believe that the data being generated and disseminated by our collaboration partners is having, and will continue to have, a positive effect on the demand for our products.

Cost of PCT Products and Services

The cost of PCT products and services was $90,037 for the three months ended September 30, 2006 compared to $33,966 for the comparable period in 2005. The increase in the third quarter of 2006 as compared to the same period in 2005 is primarily due to increased product sales. Included in the cost of products and services are fixed costs associated with maintaining field based personnel to install and service Barocycler NEP3229 units.

Included in the cost of PCT Products and Services for the three months ended September 30, 2006 is a $2,621 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R.

We expect our fixed costs associated with the field service staff will increase as we continue to increase our operations. We do expect, however, that the cost of PCT products and services will decrease as a percent of sales as we sell more units and thereby spread the fixed costs associated with product installation and support over a greater revenue base.

Research and Development

Research and development expenditures increased to $324,525 in the third quarter of 2006 as compared to $156,529 in the third quarter of 2005. The primary reasons for the increase in research and development expenses include the growth of our dedicated research and development staff from two full-time employees in the third quarter of 2005 to five full-time employees during the third quarter of 2006. This increase in research and development headcount is in support of our strategy to continue to evaluate and offer new applications of PCT within the life sciences sample preparation field. Additionally, with the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering in April 2006, we expanded our research and development capabilities to include engineering expertise.

Included in the research and development expense recognized in the second quarter of 2006 was a $47,748 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future quarters as we continue to hire additional scientific personnel.

Consistent with our strategy, we plan to continue to add research and development personnel to our staff. We believe this additional investment in personnel will allow us to increase the level of work being performed in our internal labs in addition to enhancing the level of support that we can provide to our collaboration partners. We also believe that an increased investment in our research and development program will have a direct effect on the number of application notes developed and published by our own researchers and by our collaboration partners. We are also investing research and development resources toward the continued improvement of the operating performance of our current bench top Barocycler, including the re-engineering of several key component parts, as well as the design and development of additional Barocycler instruments, from small, portable units to larger, high throughput, fully automated machines. We feel that these scientific and engineering investments will allow us to better penetrate and serve our target markets, which we believe will lead to increased sales and an expansion of our operating margins on Barocycler instruments and PULSE Tubes.

Selling and Marketing

Selling and marketing expenses increased to $127,419 for the three months ended September 30, 2006 from $39,954 for the comparable period in 2005. This increase was driven by the shift of all of Dr. Lawrence’s costs from research and development to sales and marketing, consistent with his April 2006 promotion to the newly created position of Vice President of Marketing and Business Development. Also contributing to the increase in selling and marketing expense during the third quarter of 2006 as compared to 2005 was the increase in the number of trade shows that we attended and sponsored.

During the third quarter of 2006, we recognized an $11,761 non-cash, stock-based compensation charge in accordance with the provisions of SFAS 123R.

We expect to continue our increased focus on selling and marketing activities for the remainder of 2006, and into 2007, in an effort to drive our commercialization efforts. Within the next two fiscal quarters we expect to hire at least two experienced sales professionals, and one coordinator to support our increasing selling and marketing activities.

General and Administrative

General and administrative costs totaled $380,065 for the three months ended September 30, 2006, as compared to $320,195 for the comparable period in 2005. The increase in general and administrative costs was driven by our initiation of an investor relations program, the hiring of an office manager and the inclusion of stock-based compensation costs in 2006 results.

General and administrative costs for the third quarter of 2006 included $33,681 non-cash, stock-based compensation charges in accordance with SFAS 123R.

We expect that general and administrative costs will increase in the fourth quarter of 2006, and throughout 2007, as we continue to prepare our infrastructure to support our planned increase in operations.

 Operating Loss from Continuing Operations

The operating loss of the PCT business, from continuing operations was $829,835 for the three months ended September 30, 2006 as compared to an operating loss from continuing operations of $538,902 for the comparable period in 2005. The increase in operating loss from continuing operations was primarily the result of increases in activities within all aspects of our business, particularly increased costs associated with our increased sales and marketing and research and development efforts.

The operating loss from continuing operations for the three months ended September 30, 2006 included $95,811 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2005 did not include any such charges as we adopted the modified prospective approach to implementing SFAS 123R on January 1, 2006, and therefore we are not required to restate prior periods, which did not include any stock-based, compensation charges in the financial statements.

We plan to continue our increasing level of activity in all areas of our business, particularly sales and marketing and research and development, for the remainder of 2006 and into 2007. Consequently we expect our operating loss from continuing operations for 2006, and 2007, to exceed that of 2005.

Gain on Sale of Securities

In the three months ended September 30, 2006, we did not sell any shares of Panacos Pharmaceuticals, therefore we did not realize any gain. During the same period in 2005 we realized gain on securities sold of $2,838,491, from the sale of 328,986 shares of Panacos Pharmaceuticals common stock.

Other Operating (Charges), net

The non-PCT related activities of PBI Source Scientific, Inc. reflect the operating results of Source Scientific, LLC. Source Scientific, LLC generated a loss of approximately $56,000 during the three months ended September 30, 2006; however, we did not reflect any of this loss in our consolidated financial statements because Source Scientific, LLC’s net profit during the first and second quarter of 2006 exceeds the loss incurred during the third quarter of 2006. In accordance with the provisions of SEC SAB Topic No. 5E we are required to recognize a loss generated from Source Scientific LLC to the extent it exceeds net profit in the same fiscal year. For the comparative quarter ended September 30, 2005, we recorded an operating charge of $140,648.

We expect that Source Scientific LLC will be profitable in the fourth quarter; we therefore expect Source Scientific LLC to record a net profit for the year. According to the provisions of SAB Topic 5E, this expected net profit will not be included in our consolidated results. If Source Scientific LLC is unsuccessful generating a profit during the forth quarter and the loss exceeds the year to date profit of approximately $46,000 than we will record the entire net loss for the year.

Interest Income

Interest income totaled $88,190 for the three months ended September 30, 2006 as compared to interest income of $62,699 in the prior year period. The increase in interest income is due to a higher average cash balance and higher interest rates earned on cash and cash equivalents.

Income Taxes

In the quarter ended September 30, 2006, we recorded a tax benefit from continuing operations of $111,106. During the same period in 2005, we recorded a provision for income taxes of $912,671. During 2006 we recorded an income tax benefit for federal purposes because we have significant tax carrybacks, against which we can apply our current operating loss. This benefit from federal income taxes is being partially offset by the provision for additional state tax due to Massachusetts from 2004. This additional provision was the result of a Massachusetts Department of Revenue Audit, which was concluded during the third quarter of 2006.

Income from Discontinued Operations

For the three months ended September 30, 2006, the net income from discontinued operations was $0, as compared to net loss of $3,340 for the same period in 2005.

Gain on Sale of Net Assets Related to Discontinued Operations

For the three months ended September 30, 2006, there were no sales of assets related to discontinued operations. For the three months ended September 30, 2005, we recorded a benefit of $701,699 for the overpayment of 2004 taxes related to the sale of net assets to SeraCare Life Sciences in 2004. The impact resulted from the utilization of favorable treatments of tax credits, and from the utilization of installment sale tax treatment related to sale of assets, and treatment of our 70% interest in Source Scientific LLC.

Net Loss

For the quarter ended September 30, 2006, we realized a net loss $630,539 compared to a net income of $2,007,328 for the quarter ended September 30, 2005. The shift from profitability in 2005 to loss in 2006 is due primarily to the gain from the sale of Panacos shares of approximately $2.8 million that we realized in the third quarter of 2005, we did not sell any Panacos shares during the third quarter of 2006. Also contributing to the higher loss in 2006 versus 2005 was the increased spending in all functional areas of our business, particularly sales and marketing and research and development. We expect to continue our operational scale-up for the remainder of the year; therefore we expect to realize a net loss for 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue

During the nine months ended September 30, 2006 we recognized total revenue of $174,409, as compared to $21,984 for the same period in 2005. We believe that this increase in revenue represents an important early step in our path to full commercialization. During the first nine months of 2006 we have sold our instruments to several high quality institutions such as Johns Hopkins University, the National Institutes of Health, the Federal Bureau of Investigation, Dermtech International, and the University of New Hampshire. During the same period in 2005 we did not sell any Barocycler instruments, while revenue was comprised of PULSE Tubes sales and monthly rental revenue on one unit. We are still learning the sales cycle associated with our products; therefore it is difficult for us to forecast sales for upcoming quarters. However we strongly believe that the data being generated and disseminated by our collaboration partners is having, and will continue to have, a positive effect on the demand for our products.

Cost of PCT Products and Services

The cost of PCT products and services was $188,688 for the nine months ended September 30, 2006 compared to $61,653 for the comparable period in 2005. The increase in 2006 was primarily the result of selling more products during 2006 than 2005. Additionally, the cost of products and services includes the increased cost of field support and deployment costs related to the installation and maintenance of Barocycler NEP3229 units.

Included in the cost of PCT Products and Services is a $7,335 non-cash, stock-based compensation charge recognized in accordance with SFAS 123R.

We expect to increase the fixed costs associated with the field service staff as we continue to increase our operations. We do expect, however, that the cost of PCT products and services will decrease as a percent of sales as we sell more units and thereby spread the fixed costs associated with product installation and support over a greater revenue base.

Research and Development

Research and development expenditures increased to $984,844 in the first nine months of 2006 as compared to $374,147 in the same period of 2005. The primary reasons for the increase in research and development expenses include the growth of our dedicated research and development personnel from 2005 to 2006. Additionally, with the hiring of Dr. Edmund Ting as our Senior Vice President of Engineering we expanded our research and development capabilities to include engineering expertise. The overall increase in our applications and engineering related research and development investment is in support of our overall strategy to continue to evaluate and offer new applications and products for PCT within the life sciences sample preparation field.

Included in the research and development expense recognized during the nine months ending September 30, 2006 was $113,363 non-cash, stock-based compensation charges in accordance with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase for the remainder of 2006, and throughout 2007, as we continue to hire additional scientific personnel.

Consistent with our strategy, we plan to continue to add research and development personnel to our staff. We believe this additional investment in personnel will allow us to increase the level of work being performed in our internal labs in addition to enhancing the level of support that we can provide to our collaboration partners. We also believe that an increased investment in our research and development program will have a direct effect on the number of application notes developed and published by our own researchers and by our collaboration partners. We are also investing research and development resources toward the continued improvement of the operating performance of our current bench top Barocycler, including the re-engineering of several key component parts, as well as the design and development of additional Barocycler instruments, from small, portable units to larger, high throughput, fully automated machines. We feel that these scientific and engineering investments will allow us to better penetrate and serve our target markets, which we believe will lead to increased sales and an expansion of our operating margins on Barocycler instruments and PULSE Tubes.

Selling and Marketing

Selling and marketing expenses increased to $322,803 for the nine months ended September 30, 2006 from $93,590 for the comparable period in 2005. This increase was driven by an overall increase in selling and marketing activities including; the April 2006 shift of Dr. Lawrence and all of his costs from research and development to sales and marketing, consistent with his promotion to the newly created position of Vice President of Marketing & Business Development, an increase in the number of trade shows attended and sponsored and the initiation of our advertising campaign.

During the first nine months of 2006 we recognized $32,259 of non-cash, stock-based compensation costs in accordance with SFAS 123R.

We expect to continue this increased focus on selling and marketing activities for the remainder of 2006, and into 2007, in an effort to drive our commercialization efforts. Within the next two fiscal quarters we expect to hire at least two experienced sales professionals, and one coordinator to support our increasing selling and marketing activities.

General and Administrative

General and administrative costs totaled $1,665,172 for the nine months ended September 30, 2006, as compared to $1,361,157 for the comparable period in 2005. The increase in general and administrative costs is due to the recognition of stock option expense and the addition of administrative staff to support our increasing operations.

Included in our general and administrative costs was a non-cash, stock-based compensation charge of $390,263 recognized in accordance with SFAS 123R. Of this amount, $313,071 related to charges for options granted to the independent members of our board of directors in 2006. In accordance with SFAS 123R, options that are fully vested upon grant, such as options granted to the independent members of our board of directors, are to be expensed for the entire fair value in the period of grant.

We expect that general and administrative costs will increase in the fourth quarter of 2006, and throughout 2007, relative the first three quarters of the year as we continue to develop our infrastructure to support our planned increase in operations.

Operating Loss from Continuing Operations

The operating loss of the PCT business from continuing operations was $2,987,098 for the nine months ended September 30, 2006 as compared to operating loss from continuing operations of $1,868,563 for the comparable period in 2005. The increase in operating loss from continuing operations was the result of increases in activities within all aspects of our business, including a significant increase in staff and activities within our research and development and sales and marketing functions, as well as non-cash stock-based compensation charges related to option grants to the independent members of our board of directors and employees.

The operating loss from continuing operations for the nine months ended September 30, 2006 included $543,220 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2005 did not include any such charges as we adopted the modified prospective approach to implementing SFAS 123R on January 1, 2006, and therefore we are not required to restate prior periods, which did not include any stock-based compensation charges in the financial statements.

We plan to continue increasing the level of activity in our sales and marketing and research and development functions for the remainder of 2006, and throughout 2007. Consequently we expect our operating loss from continuing operations for 2006, and 2007, to exceed that of 2005.

Gain on Sale of Securities

In the nine months ended September 30, 2006, we recorded a gain on the sale of 57,900 shares of our Panacos Pharmaceuticals shares in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. The shares sold in the nine month period generated a pre-tax gain of $517,938. During the same period in 2005 we realized gain on securities sold of $2,838,491, from the sale of 328,986 shares of Panacos Pharmaceuticals common stock.

Other Operating (Charges), net

The non-PCT related activities of PBI Source Scientific, Inc. reflect the operating results of Source Scientific, LLC. Source Scientific, LLC generated an operating profit of $46,000 during the nine months ended September 30, 2006; however, we did not reflect any of this profit in our consolidated financial statements. In accordance with the provisions of SEC SAB Topic No. 5E we only recognize an operating loss generated from Source Scientific LLC to the extent it exceeds net profit in the same fiscal year. For the comparative quarter ended September 30, 2005, we recorded an operating charge of $528,285.

We expect that Source Scientific LLC will be profitable in the fourth quarter; we therefore expect Source Scientific, LLC to record a net profit for the year. According to the provisions of SAB Topic 5E, this expected net profit will not be included in our consolidated results. If Source Scientific, LLC is unsuccessful generating a profit during the forth quarter and the loss exceeds the year to date profit of approximately $46,000 than we will record this entire net loss for the year.

Interest Income

Interest income totaled $305,982 for the nine months ended September 30, 2006 as compared to interest income of $187,559 in the prior year period. The increase in interest income in 2006 as compared to 2005 is primarily due to higher average cash balances and higher interest rates earned on cash and cash equivalents.

Income Taxes

In the nine months ended September 30, 2006, we recorded a tax benefit from continuing operations of $408,344. During the same period in 2005, we recorded a tax provision of $457,535. During 2006 we recorded an income tax benefit for federal purposes because we have significant tax carrybacks, against which we can apply our current operating loss. This benefit from federal income taxes is being partially offset by the provision for additional state tax due to Massachusetts from 2004. This additional provision was the result of a Massachusetts Department of Revenue Audit, which was concluded during the third quarter of 2006. Our effective benefit rate is also adversely effected by the non-deductibility of more than $180,000 of non-cash, stock-based compensation expense associated with SFAS 123R. We expect the benefit rate for the entire year to approximate that which is reflected in the nine months ended September 30, 2006.

Income from Discontinued Operations

For the nine months ended September 30, 2006, the net income from discontinued operations was $0, as compared to net income of $1,995 for the same period in 2005.

Gain on Sale of Net Assets Related to Discontinued Operations

For the nine months ended September 30, 2006, there were no sales of assets related to discontinued operations. For the nine months ended September 30, 2005, we recorded a benefit of $701,699 for the overpayment of 2004 taxes related to the sale of net assets in 2004. The impact resulted from the utilization of favorable treatments of tax credits, utilization of installment sale tax treatment related to sale of assets, and treatment of our 70% interest in Source Scientific LLC.

Net Loss

For the nine months ended September 30, 2006, we realized a net loss $1,754,834 compared to a net income of $875,361 for the nine months ended September 30, 2005. The shift from profitability in 2005 to loss in 2006 is due primarily to the gain from the sale of Panacos shares of approximately $2.8 million that we realized in the third quarter of 2005, as compared to the $517,938 gain that we realized in 2006. Also contributing to the higher loss in 2006 versus 2005 was the increased spending in all functional areas of our business, particularly sales and marketing and research and development. We expect to continue our operational scale-up for the remainder of the year; therefore we expect to realize a net loss for 2006.

LIQUIDITY AND FINANCIAL CONDITION

  As of September 30, 2006, our working capital position was $6,353,424, the primary components of which were cash and cash equivalents, income taxes receivable, and prepaid expenses and deposits, partially offset by accounts payable, accrued employee compensation, other accrued expenses, and accrued income taxes. As of December 31, 2005, our working capital balance was $7,740,736, the primary components of which were cash and cash equivalents, escrow deposits and income taxes receivable. This decrease in working capital of $1,387,312 was primarily a result of the use of cash to fund our operations for the first nine months of 2006 and the repurchase of 106,600 shares of our common stock pursuant to our stock buy-back program. These expenditures were partially offset by the proceeds generated from the sale of Panacos shares, interest income earned during the period and the receipt of the remaining escrow funds from SeraCare Life Sciences. We expect our working capital position to decline as we fund our operations from our cash and cash equivalents. We believe that we have sufficient working capital to fund our operations at their current level, and with planned increases in many areas of our business, into 2008. The extent to which we increase our operational costs is dependent upon our view of the investment required to successfully commercialize PCT.

Net cash used in continuing operations for the nine months ended September 30, 2006 was $1,862,409 as compared to net cash used in continuing operations of $2,321,346 for the nine months ended September 30, 2005. The cash used in operations for the nine months ended September 30, 2006 included our net loss, an increase in income taxes receivable, prepaid income taxes, and prepaids and deposits, partially offset by an increase in other accrued expenses and income taxes payable.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $484,366 as compared to cash generated of $2,776,512 for the same period in the prior year. The cash generated in the first nine months of 2006 was entirely from the sale of 57,900 shares of Panacos common stock, partially offset by minimal purchases of fixed assets. The cash generated in the same period in 2005 was entirely from the sale of 328,986 shares of Panacos common stock, also partially offset by purchases of fixed assets. We will continue to monitor the market price of Panacos common stock with the intent of liquidating our position at what we consider to be favorable terms. We expect that our investment in fixed assets will increase in future quarters as we continue to increase our staff and operating facilities.

Net cash used in financing activities for the nine months ended September 30, 2006 was $303,740, primarily relating to the use of approximately $308,000 to purchase 106,600 shares of our common stock from an unaffiliated shareholder for $2.88 per share, partially offset by proceeds generated by the exercise of 2,000 stock options. The stock purchase from the unaffiliated shareholder was made pursuant to the approval by our board of directors in September 2006, in which our board of directors authorized us to repurchase up to $500,000 of our shares of common stock in the open market or in privately negotiated transactions. During the first nine months of 2005 we used cash in financing activities of $16,437,342, primarily related to the February 2005 issuer tender offer in which we purchased from stockholders an aggregate of 5,203,001 shares of our common stock.

RELATED PARTY TRANSACTION

As of September 30, 2006, we evaluated the recoverability of the $1,000,000 loan receivable from Mr. Schumacher, which is reflected on the balance sheet in stockholders' equity as a loan receivable. Our evaluation of the recoverability of the loan receivable included an analysis of the value of the 479,657 shares of our common stock that are held as collateral. This test included a review of the current trading price of our common stock. After performing the impairment test, we determined that the loan receivable was not impaired. We will continue to monitor and test the collateral for impairment due in large part to the relatively low trading volume of our common stock and recent volatility in stock price, ranging from a low of $2.94 per share to a high of $4.79 per share from January 1, 2006 to September 30, 2006.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1998, we acquired all the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE Tube revenues. The royalty obligation that we accrued for the first nine months of 2006 was approximately $8,000.

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

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period will expire on May 31, 2007. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In April 2006, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of the agreement, we expect that the units will be completed during the fourth quarter of this year, and the first quarter of next year. As of September 30, 2006 we were billed for two units, one was shipped directly to a customer as a sale and one is being held for future sale and is classified as finished goods inventory.

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

We elected to remedy these errors by restating our Annual Report on Form 10-KSB, for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005. The December 31, 2005 balance sheet presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 reflects the appropriate adjustments to the income tax accounts and to retained earnings.

These adjustments reduced income from discontinued operations by approximately $220,000. These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 has been reduced from approximately $873,000 to approximately $850,000.

Accounting for Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007. We are in the process of evaluating FIN 48 and the effect it will have on our financial position and results of operations.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 22, 2006 (1)	106,600	$2.88	106,600	$192,000

(1) On September 25, 2006, we announced that our board of directors authorized us to repurchase up to $500,000 of our outstanding common stock in open market or in privately negotiated transactions. The timing and amount of share repurchases, if any, will depend on a number of factors, including market and business conditions. The repurchases may be commenced or suspended at any time without prior notice and without further announcement. On September 22, 2006, pursuant to this authorization, we purchased 106,600 shares of our common stock at $2.88 per share from Kyowa Medex Company Ltd., the Japanese distributor of our legacy business.

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

PRESSURE BIOSCIENCE, INC.

Date: November 13, 2006	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President, Chief Executive Officer & Treasurer (Principal Executive Officer)

By:	/s/ Edward H. Myles
Edward H. Myles Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer)