Form 10KSB
period 2006-12-31
PRESSURE BIOSCIENCES INC
filed 2007-03-26
CIK 830656

 on

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006 or
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

Common Stock, par value $.01 per share Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Pressure BioSciences Inc.’s revenues for the most recent fiscal year ended December 31, 2006 were $210,289.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at March 16, 2007 was $7,383,530 based on the closing price of the common stock as quoted on the NASDAQ Capital Market on that date. As of March 16, 2007, there were 2,065,425 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
Part III of this Form 10-KSB incorporates information by reference from the issuer’s definitive proxy statement which will be filed no later than 120 days after the end of the fiscal year covered by this report.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No   ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Pressure BioSciences, Inc., a Massachusetts corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiaries.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

•	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
•	potential growth in the market for our PCT products;
•	market acceptance and the potential for commercial success of our PCT products;
•	our belief that PCT provides a superior solution for sample extraction;
•	the potential applications for PCT;
•	our belief that we have sufficient liquidity to finance operations based upon current projections;
•	our intent to sell our shares of Panacos Pharmaceuticals and the timing thereof;
•	the amount of cash necessary to operate our business;
•	our ability to raise additional capital when and if needed;
•	general economic conditions; and
•	the anticipated future financial performance and business operations of our Company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based.  Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Part II, Item 6 of this Report as well as those discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 1.	DESCRIPTION OF BUSINESS.

Introduction

We are an early-stage life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed disposable PULSE© (Pressure Used to Lyse Samples for Extraction) Tubes, together make up the PCT Sample Preparation System (“PCT SPS”).

We hold 13 United States and 5 foreign patents covering multiple indications of PCT in the life sciences field. Our pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic, and small molecule studies;
-	control of chemical (enzymatic) reactions;
-	protein purification;
-	pathogen inactivation;
-	immunodiagnostics;
-	DNA sequencing; and
-	food safety.

We were incorporated in the Commonwealth of Massachusetts in August 1978 and commenced significant operations in 1986 as Boston Biomedica, Inc. In September 2004 we completed the sale of the Boston Biomedica core business units and began to focus exclusively on the development and commercialization of pressure cycling technology. Pursuant to this change in business strategy, we changed our name from Boston Biomedica, Inc. to Pressure BioSciences, Inc., and commenced significant operations as Pressure BioSciences, Inc. (PBI) in February 2005.

Sample Preparation for Genomic, Proteomic, and Small Molecule Studies

Since we began significant operations as Pressure BioSciences in February 2005, we have been focusing substantially all of our research and development and commercialization efforts on sample preparation for genomic, proteomic, and small molecule studies.

Considering the platform nature of PCT, we elected to initially focus our resources in the important and rapidly growing market of genomic, proteomic, and small molecule sample preparation. We chose to focus on this application because we believe it is an area that:

-	is a rapidly growing market;
-	has a large and immediate need for better technology;
-	is comprised mostly of research laboratories and thus subject to minimal governmental regulation;
-	is the least technically challenging application for the development of our products;
-	is compatible with our technical core competency; and
-	is the area in which we currently have our strongest patent protection.

The process of preparing samples for genomic, proteomic, and small molecule studies includes a crucial step called sample extraction, or sample disruption. This is the process of extracting nucleic acid (“DNA” and/or “RNA”), proteins, or small molecules from the plant or animal cells and tissues that are being studied. Sample preparation is widely regarded as a significant impediment to research and discovery, and sample extraction is generally regarded as the key part of sample preparation. Our current commercialization efforts are based upon our belief that pressure cycling technology provides a superior solution to sample extraction, and can thus significantly improve sample preparation.

Collaboration Programs

Throughout 2005 and 2006, our commercialization efforts have been centered on the development, and expansion, of our collaboration program. The collaboration program was initiated in June 2005 with the goal of placing our PCT Sample Preparation System in selected, strategic sites for trial periods of three months or longer, in an effort to generate data from leading, independent users of the PCT SPS. We believe that this program has provided, and continues to provide us with independent and objective data about PCT from well respected laboratories throughout the United States. Since the initiation of our collaboration program, our instruments have been evaluated by customers in approximately 20 independent laboratories. Twelve of our collaboration programs have resulted in the sale or lease of the PCT Sample Preparation System, which includes our Barocycler instrument and our single-use PULSE Tubes. Some of our other collaborations have resulted in the withdrawal of the instrument, an extension of time to use the instrument, expansion of the scope of research being performed with the instrument, and the publication and presentation of favorable third party data. In all cases, we gained valuable knowledge about our technology, our instrumentation, and various aspects of the markets that we are trying to penetrate. This knowledge is beneficial to us as we continue to expand our collaboration program, refine our instrumentation, and continue to expand our sales and marketing efforts during 2007.

Independent Third-Party Data Regarding PCT

We believe that one of the most valuable returns on our investment in the collaboration program has been, and will continue to be, the dissemination of positive third-party data about our technology. As a company with limited resources, the placement of instruments in the laboratories of our collaborators has allowed us to advance the development of our technology more quickly and efficiently than we would have been able to do on our own. These placements have also served as the basis for our commercialization efforts, which we have continued to accelerate in early 2007, as we hired a second, and began to plan for the addition of three more US sales directors. Since the initiation of our collaboration program there have been thirteen presentations and publications about PCT by our collaborators. A selected list of the areas covered by third party publications is listed below:

•	Plant genomics - Improvements by PCT in the extraction of pathogen DNA in plants and soil
•	Proteomics - Signal pathway analysis of human adipose tissue extracted by PCT for research in the areas of Non-alcoholic Fatty Liver Disease and Diabetes
•	Human genomics - Analysis of RNA recovery and gene expression in the epidermis after PCT extraction

During the second half of 2006, we began to see early indications of market traction, such as the purchase of the PCT SPS by several of our collaborators and inquiries from several other groups about how our technology could improve their areas of research. Based on these indications we began to accelerate our marketing activities. We began to advertise in more industry periodicals and we significantly increased our participation in, and sponsorship of, industry trade shows.

The Market

According to PhorTech International Research, there are more than 200,000 nucleic acid (DNA and RNA) researchers in more than 45,000 laboratories worldwide. Frontline Strategic Consulting estimates that the worldwide nucleic acid market will exceed $16 billion in 2010 and Frost & Sullivan projects that the worldwide proteomics market will reach $3 billion by 2008. We believe that a significant portion of these researchers can benefit from the use of pressure cycling technology in their research and development efforts.

Other Applications of Pressure Cycling Technology

PCT is a platform technology by which our scientists are utilizing a bio-physical process that had not previously been used to control bio-molecular interactions. During the early developmental stages of pressure cycling technology (under the corporate structure of Boston Biomedica, Inc.), our scientists spent approximately $12 million researching the use of this bio-physical process in many areas in addition to our current work in genomic, proteomic, and small molecule sample preparation. The data generated during these early years, combined with the data generated since PBI began significant operations in February 2005, form the basis of knowledge that we believe will allow us to successfully commercialize PCT in the sample preparation market.

PCT has been shown to be beneficial in a number of significant areas of the life sciences, including: control of chemical (particularly enzymatic) reactions, protein purification, pathogen inactivation, immunodiagnostics, DNA sequencing, and food safety. The extensive research performed by our scientists has resulted in patent filings in all of these areas, and patents have been issued with approved claims that give us protection and allow us to practice PCT in all of these areas. Our pursuit of market penetration into these markets depends on a number of factors, including our success in commercializing PCT in the area of sample preparation, our view regarding the cost and the value of these markets to us, and the level of scale-up and funding required to enter these markets. Below is a brief explanation of each of these other applications and areas and how we believe PCT may be used to improve scientific progress.

Control of Chemical (Particularly Enzymatic) Reactions

Chemical reactions encompass many interactions in nature, such as the formation and cleavage of covalent and ionic bonds; the association or dissociation of two or more chemical compounds; and changes in the primary, secondary, tertiary, and quaternary structure of compounds. Chemical reactions include non-enzymatic and enzymatic reactions. Whether or not enzymes are present, a chemical reaction is usually made of several mechanistic steps or molecular interactions, including conformational changes, transition state formation, electron and proton donation/acceptance, and electron rearrangement. A series of chemical reactions may provide a useful chemical product; therefore, any method used to control a chemical reaction may have a positive effect on the quality, speed, and overall result of the reaction. The control and detection of chemical reactions is particularly useful in the biotechnology field for synthesizing and characterizing such molecules as nucleic acids and polypeptides. We believe that PCT offers distinct advantages in controlling chemical reactions over current methods, since PCT can provide precise, automated control over the timing and synchronization of chemical reactions, particularly enzymatic reactions.

Protein Purification

We believe that the technically difficult problem of isolating and recovering biopharmaceuticals can be greatly simplified through precise bio-molecular control using PCT. Additionally, through the close control of enzymatic reactions, we believe that we will be able to isolate therapeutically powerful isomers from isomeric mixtures. One of the more common and effective biopharmaceutical purification techniques employs affinity chromatography to separate compounds according to their affinity to bind to a specific binding partner and thus form a new bio-molecular complex. Currently, the existing means of controlling this binding interaction are not sufficient to enable recovery of the target molecule without causing some degree of degradation (loss). We believe PCT provides a distinct competitive advantage in this area. PCT could prove to be attractive because it may enable manufacturers to more efficiently purify drugs with limited redesign of their current process. It may also be possible to replace currently used toxic additives with PCT, thus increasing safety. Since PCT has unique properties, it may also contribute to pharmaceutical development by offering a novel method of purification. Furthermore, drugs or therapeutics that have already been developed but could not be commercialized due to difficulties in purification may be resurrected.

Pathogen Inactivation

We believe that existing inactivation methods for blood and blood plasma are inadequate because of the significant safety and cost concerns associated with them. We further believe that an inactivation method is needed that can rapidly and inexpensively inactivate pathogens in plasma or plasma fractions without the need for chemical or other potentially toxic additives, while maintaining the integrity of therapeutic proteins. We have successfully generated proof-of-concept that PCT can be a valuable solution, in our opinion, to this large need. We believe that compared to current procedures, a process that uses PCT has the potential to increase safety and yield, lower cost, and decrease the potential side effects of plasma-derived protein therapeutics such as IntraVenous Immune Globulin (IVIG).

Immunodiagnostics

We believe that PCT may be used to control bio-molecular interactions between antigens and antibodies to improve immunoassay effectiveness. Through the application of PCT, we have successfully induced association between antigens and antibodies, and also successfully dissociated pre-existing antigen-antibody complexes. Such forced immune complex dissociation may have many beneficial applications, including reducing the possibility of false positive results by revealing the presence of antigens or antibodies that were not previously detected. We believe this capability can provide a greater degree of sensitivity and quantitative accuracy in immunodiagnostics, including tests for infectious diseases, cancer, and therapeutic drug monitoring. PCT’s ability to force both antigen/antibody dissociation and association could enable manipulation of existing disease markers and therapeutic drugs in patient samples, resulting in greater accuracy of immunodiagnostic-based tests, which has historically been difficult to do.

DNA Sequencing

We have generated proof of concept that PCT can be used to control the activity of DNA modifying enzymes. Through rapid cycling between inhibitory and active conditions, our scientists have shown that PCT is able to control the activity of enzymes such as exonuclease (cleaves nucleotides at a rate of about 275 base pairs per second under normal conditions) so that it should be possible to read each nucleotide base pair that is released in sequential order. We believe that this technology has considerable commercial potential because it enables base-by-base sequencing of very long fragments of DNA. In addition, sequencing DNA by PCT may also have applications for sequencing oligonucleotides. Oligonucleotides are short (typically 10-30 bases) single strands of DNA, usually made on a synthesizer. Synthetic oligonucleotides are used in biotechnology for sequencing other strands of DNA, for capture and reporter probes, and are even being developed for therapy in vivo. Sequencing, and therefore the quality control of oligonucleotides, is difficult because of their short length and because they are single-stranded. PCT used in combination with capillary electrophoresis (CE) or MALDI-TOF spectrophotometry could provide a fully automated system to rapidly sequence oligonucleotides.

Food Safety

The Centers for Disease Control (CDC) estimates that more than 5,000 people die each year due to food borne diseases. In addition to these deaths, hundreds of thousands of people are hospitalized annually and millions more become ill, all due to food borne pathogens. In an effort to reduce this debilitating economic cost and loss of lives, food processors continue to work on the development of novel, new methods aimed at improving the safety, quality, and shelf-life of the foods we eat. One such method is high pressure processing (HPP), already accepted by both the USDA and the FDA as an appropriate food processing method. With HPP, foods are subjected to high hydrostatic pressures (constant not cycled), which can kill many disease-causing pathogens while concomitantly having no deleterious effects on flavor, nutritional value, odor, or appearance. HPP is already being used in the food industry for the safe processing of a number of different kinds of food, including shellfish, orange juice, and guacamole. We believe that PCT offers distinct advantages over current HPP methods, since such methods all use constant pressure while PCT uses cycled pressure, and data generated in our laboratory and in the laboratories of our collaborators indicate that cycled pressure can be more effective in inactivating food borne pathogens than constant pressure.

Company Products and Services

Products

Our current instrument, the Barocycler NEP3229, is a high pressure laboratory instrument designed to fit on a bench top, inside a biological safety cabinet, or on the shelf of a cold room. The Barocycler NEP3229 is capable of processing up to three samples simultaneously using our specially designed, single-use PULSE Tubes. The Barocycler NEP3229 has an external chiller hook-up (to control temperature during the PCT process), automatic fill and dispensing valves, and an integrated micro-processor with an easy-to-use keypad. We believe the Barocycler NEP3229 fills an important and growing need in the sample preparation market for the safe, rapid, robust, versatile, reproducible, and quantitative extraction of nucleic acids, proteins, and small molecules from a wide variety of plant and animal cells and tissues. The NEP3229 was released for use in our collaboration programs in the third quarter of 2005 and twelve of these instruments have been sold, or leased, to our collaboration partners since that time.

We are investing a significant amount of our engineering resources towards the further improvement of the NEP3229 as well as toward the development of future generations of instrumentation. Future generation instrumentation may include portable units that can be taken into the field as well as larger, high-throughput, fully-automated instruments that could process several thousand samples per day.

Our current consumable, the PULSE Tube, is used with each and every sample that is processed by PCT. We believe that if PCT becomes widely accepted, this consumable could provide us with a significant stream of recurring, high gross-margin revenue. Our current PULSE Tube product is a plastic, single-use, processing container with two chambers separated by a small disk with about sixty small holes (“Lysis Disk”). PULSE Tubes transmit the power of PCT from the Barocycler instrument to the sample. In sample extraction, the specimen is placed on the Lysis Disk, the PULSE Tube is placed in the pressure chamber of the Barocycler instrument, pressure chamber fluid is added, and pressurization begins. As pressure increases, a small moveable piston (the Ram) pushes the specimen from the top (sample) chamber, through the Lysis Disk and into the bottom (fluid retention) chamber. When pressure is released, the sample (now partially homogenized) is pulled back through the Lysis Disk by the receding Ram. The combination of physical passage through the Lysis Disk, rapid pressure changes, and other biophysical mechanisms breaks up the cellular structures of the specimen to quickly and efficiently release nucleic acids, proteins, and small molecules.

We plan to invest a significant amount of our research and development resources towards the continued development of our PULSE Tube, as well as in the development of other consumables that can be used with the PCT Sample Preparation System.

Services

In September 2006, we received notification of an award of a National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) Phase I Grant to fund experiments to demonstrate the feasibility of using pressure cycling technology in the development of a novel method for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from cells and tissues. The grant was for a total of approximately $150,000. During 2006, we did not work on this project and thus did not bill any costs to this grant; consequently, we expect to work on the research project and subsequently bill the government for the entire grant during the first half of 2007.

In March 2007, we received notification of an award for a second NIH SBIR Phase I Grant, this one for the purification of nucleic acids using PCT. We expect work on this grant to commence in April 2007 and to continue during the second and third quarters of 2007. This grant is also for approximately $150,000.

We view federal agency grants such as these to be an important part of our business plan. Such grants allow us to be reimbursed for work that we are planning to perform as part of the development of our technology, and we expect that such work will support our commercialization efforts. Additionally, if our work in Phase I SBIR grants is successful, then we will have the opportunity to apply for larger Phase II grants. Such larger grants are typically in excess of $750,000 and can support significant research projects in areas that we would expect to support with internal funds should Phase II SBIR grants not be awarded.

We offer extended service contracts on our instrumentation to all of our customers. These service contracts allow a customer who purchases a Barocycler NEP3229 to receive on-site scheduled preventative maintenance, on-site repair and replacement of all worn or defective component parts, and telephone support, all at no incremental cost, for the life of the service contract. We typically offer one-year and four-year extended service contracts to customers who purchase Barocycler instruments. As of December 31, 2006 we had sold two of these contracts to our customers.

Occasionally, we will perform PCT services on a fee-for-service basis. We will enter into an arrangement such as this if we believe that the customer has a high likelihood of purchasing a PCT Sample Preparation System or if we believe that the customer will publish or present results of the work performed in scientific journals or in scientific meetings.

Customers

Our current customers are strategic collaborators who decided to purchase or lease the PCT SPS during or after their collaboration program. These customers include academic laboratories, government agencies, and biotechnology companies. Our goal in 2007 is to expand our customer base in the sample preparation market from these strategic collaborators to also include researchers in academic, government, biotech, and pharmaceutical laboratories throughout the US who require sample preparation in their every day research and development activities. Furthermore, if we are successful in commercializing PCT in other applications in the life sciences field, our potential customer base would expand to include hospitals, reference laboratories, blood banks and transfusion centers, plasma collection centers, pharmaceutical manufacturing plants, and other sites involved in each specific application.

Competition

We compete with companies that have existing technologies for the extraction of nucleic acids and proteins from “hard-to-lyse” cells and tissues, including methods such as mortar and pestle grinding, sonication, rotor-stator homogenization, French Press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution.  We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of bio-molecules of interest, limited applicability to different sample types, ease-of-use, non-reproducibility, and cost.  We believe that the PCT Sample Preparation System offers a number of major advantages over these methods, including labor reduction, temperature control, precision, reproducibility, versatility, efficiency, simplicity, and safety.  To compete, we must be able to clearly and conclusively demonstrate to potential customers that our products provide these improved performance capabilities.

We believe that our PCT Sample Preparation System is a novel and enabling system for genomic and proteomic sample preparation.  As such, many users of current manual techniques will need to accept a “paradigm shift” to adopt our technology.  We are also aware that the cost of the PCT Sample Preparation System may be greater than the cost of many of the manual techniques currently employed.  Consequently, we will focus our sales efforts on those product attributes that we believe will be most important and appealing to potential customers, namely versatility, reproducibility, and safety.

PCT Compared to Existing Technologies

There are several incumbent technologies that offer scientists varying degrees of success in sample preparation. For several years our in-house scientists have been performing comparative studies with hundreds of samples in order to better understand how pressure cycling technology compares with these competitive technologies. Depending on the area of research and the type of material a scientist may be working with, there is a different level of importance placed on each attribute. Below is an illustration of how pressure cycling technology, in our opinion, compares to several existing technologies across the key attributes that we have assessed (with a - denoting a negative attribute, and a + denoting a positive attribute).

Incumbent Technologies
Key Attributes		Sonication	Bead Beating	Tissue Homogenizer	Mortar Pestle	French Press	PCT
Safety	Closed System	-	+	-	-	-	+
	Storage, Transport	-	+	-	-	-	+
Versatility		-	-	-	-	-	+
Reproducibility		-	-	-	-	-	+
Efficiency		-	-/+	-	-	-	+
Shearing Molecules		Yes	Yes	Yes	Min	Yes	Min

We believe that with continued investment of time and resources into our collaboration program, our more aggressive marketing campaign, and the expansion of our sales force in 2007, we will be able to successfully penetrate the sample preparation market. As our collaborators continue to use our technology for their own research, and continue to present data to their peers that support the attributes of PCT in the table above, we believe that we will begin to realize success in the commercialization of our technology.

Relationship with Source Scientific, LLC

In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC (“Source Scientific”). At the time of the transfer, we owned 100% of the ownership interests of Source Scientific. We subsequently sold 70% of our ownership interests of Source Scientific to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. The Source Scientific Agreement offers Mr. Henson and Mr. Sargeant the opportunity to purchase our 30% ownership interest in Source Scientific until May 31, 2007, at an escalating premium (10-50%) over our initial ownership value, provided that they have first paid off the Notes in their entirety.

Manufacturing and Supply

Throughout 2005 and 2006, Source Scientific, a California-based company, provided all of the manufacturing and assembly services for our instrumentation products. With the April 2006 hiring of Dr. Edmund Ting as our Senior Vice President of Engineering, we established an engineering capability that allows us to have a greater impact on the manufacture of our instruments. During 2006, we initiated several engineering initiatives that will position us for greater independence from any one supplier. We plan to continue to utilize Source Scientific as our primary assembler and contract manufacturer of our current, and future, Barocycler instruments. We are however in the process of developing a network of manufacturers and sub-contractors to reduce our reliance on any single supplier.

Research and Development

Our research and development activities are split into two functional areas: (1) applications research and development, which is currently focused exclusively on the maximization of the commercial opportunities of our pressure cycling technology within the genomic and proteomic sample preparation application, and (2) engineering research and development, which supports the applications group and the marketing function with instrumentation and consumables design, development, and expertise.

Applications Research and Development

Our applications research and development function currently focuses on the development of genomic, proteomic, and small molecule sample preparation methods using PCT. Our highly educated and trained staff have years of experience in molecular and cellular biology, virology, and proteomics. Our applications research and development staff is responsible for the technical review of all scientific collaborations, and in support of our marketing department with the generation of internal data in a number of areas of interest (such as cancer, microbe detection, counter-bioterrorism, forensics, etc.).

Engineering Research and Development

Since his hiring as our Senior Vice President of Engineering in April 2006, Dr. Ting has focused a great deal of his time and attention toward the continued improvement of our current Barocycler NEP3229 instrument. During 2006, he led the effort that successfully reengineered one of the critical component parts of our Barocycler, the intensifier. The implementation of our newly engineered intensifier has reduced the weight of the Barocycler NEP3229 by more than 40 pounds (approximately 15%). Additionally, based on initial testing, we believe that the new intensifier will improve the reliability of the instrument. The cost of goods of the intensifier has also been reduced by several thousand dollars. Dr. Ting has also been leading the development of early prototypes of new instrumentation that we believe will support our future growth.

Sales and Marketing

Our sales and marketing efforts are centered on the independent data that are developed and disseminated by our collaboration partners. The development of such scientific data by our partners, and by our internal researchers, provides our sales and marketing staff with additional tools that are essential in selling a paradigm-shifting technology such as PCT.

Marketing

To build upon the successes of our internal research efforts and our collaboration program, we initiated a formal marketing and advertising program during the second half of 2006. Our marketing team includes our Vice President of Marketing and Sales and a marketing associate. Our marketing department oversees and directs recently initiated marketing activities such as: increased trade show attendance and sponsorship, on-line advertising, website enhancements for increased visibility, search engine optimization, creation and dissemination of a PCT Newsletter, market research initiatives, and the arrangement of on-location seminars, lectures, and demonstrations of PCT capabilities.

Direct US Sales Force

Throughout 2006, we had a direct sales force of one employee at the director level. In early 2007, we hired our second sales director and we are actively recruiting three additional director level sales professionals. We believe that hiring seasoned sales professionals, with at least 15 - 20 years of industry experience, will allow us to more effectively penetrate the market with a small, focused sales force. Throughout 2007, we will monitor this strategy and may increase the number of sales professionals if we believe that doing so will accelerate our commercialization efforts.

Foreign Distributor Network

In December 2005, we signed a one-year distribution agreement with Veritas Corporation of Tokyo, Japan. Under the terms of the Agreement, we granted Veritas exclusive distribution rights to all our products in Japan until December 31, 2006, including the Barocycler NEP3229 Bench Top model. On December 29, 2006, this distribution agreement was extended until June 30, 2007.

In September 2006, we signed a 16 month initial distribution agreement with Disruptive Technologies, Inc., of Villecresnes, France. Under the terms of the Agreement, we granted Disruptive Technologies exclusive distribution rights to all of our products in France, Belgium, and Switzerland. Pursuant to the Agreement, we are supplying Disruptive Technologies with a Barocycler NEP3229 instrument for training and demonstration purposes. We are collecting a minimal rental fee for the use of this instrument.

We currently plan to expand our foreign distributor network in Europe and the rest of the world during 2008. To this end we will begin to interview and qualify potential partners in strategic locations throughout 2007.

Intellectual Property

We believe that protection of our patents and intellectual property is essential to our business.  Our practice is to file patent applications to protect technology, inventions, and improvements to inventions that are important to our business development.  We also rely on trade secrets, know-how, and technological innovations to develop and maintain our potential competitive position.  To date, we have been granted thirteen United States patents, three European patents, one Australian patent and one Japanese patent.  Our issued patents expire between 2015 and 2024. Our failure to obtain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any of our PCT products. It may also allow our competitors to duplicate our products without our permission and without compensation.

Employees

As of March 23, 2007 we had 18 employees, led by Mr. Richard T. Schumacher, our Founder, President, and Chief Executive Officer. During 2006, we made significant progress in developing our senior executive management team and company infrastructure.

Our 18 employees include five employees in the Selling and Marketing and technical support function; four employees in General and Administrative, including Mr. Schumacher, and Mr. Edward H. Myles, our Senior Vice President of Finance and Chief Financial Officer. We employ eight people in Applications Research and Development, encompassing expertise in proteomics and genomics, and we employ Dr. Edmund Ting as our Senior Vice President of Engineering, who heads up our Engineering Research and Development efforts.

ITEM 2.	DESCRIPTION OF PROPERTY

Our corporate offices are currently located at 321 Manley Street, West Bridgewater, Massachusetts 02379.  We are leasing this space on a month-to-month basis as a tenant-at-will, for $1,000 per month.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockland, MD. The lease period will expire on May 31, 2007. We pay $2,600 per month for the use of these facilities.

On March 1, 2006 we entered into a sub-lease agreement with Proteome Systems, pursuant to which we have agreed to lease approximately 650 square feet of laboratory space plus 100 square feet of office space from Proteome Systems in Woburn, Massachusetts. The current lease expired on December 31, 2006 and we are currently negotiating an extension of this agreement. While we negotiate for an extension, we are leasing the space as a tenant-at-will, on a month-to-month basis. We have paid $2,350 per month for the use of these facilities.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.01 per share, was traded on the NASDAQ National Market (now known as the Nasdaq Global Market) from October 1996 through March 29, 2005.  On March 30, 2005, we transferred the listing of our common stock from the NASDAQ National Market to the NASDAQ Capital Market.  Our common stock commenced trading on the NASDAQ Capital Market on March 30, 2005, under the current trading symbol “PBIO”.

The following table sets forth, for the periods indicated, the high and low sales price per share of common stock, as reported by the NASDAQ National Market through March 29, 2005 and by the NASDAQ Capital Market through December 31, 2006.

	Common Stock Price
Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$3.68	$2.70
Second Quarter	3.65	2.28
Third Quarter	6.70	2.50
Fourth Quarter	5.72	4.15

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$4.80	$3.67
Second Quarter	4.10	3.04
Third Quarter	3.48	2.88
Fourth Quarter	5.80	3.01

As of February 28, 2007, there were 20,000,000 shares of common stock authorized of which 2,065,425 shares were issued and outstanding, and held by 93 stockholders of record.

We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.  We intend to retain any future earnings to finance our growth.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Repurchases by Pressure BioSciences

On September 25, 2006, we announced a stock buy-back program (the “Stock Buy-Back Program”) pursuant to which we are authorized to use up to $500,000 of our cash resources to repurchase shares of the Company’s common stock in the open market or in privately negotiated transactions.

In addition, on December 29, 2006, Richard T. Schumacher, President and Chief Executive Officer, delivered to the Company 249,875 shares of his common stock of the Company in full and complete satisfaction and payment of all outstanding amounts, including all principal and accrued interest, of Mr. Schumacher’s loan receivable to the Company (“Mr. Schumacher’s Loan Repayment”). The loan amount consisted of $1,000,000 in principal and $25,487 in interest accrued in the fourth quarter of 2006. The number of shares was determined based upon a value of $4.10 per share, the volume weighted average trading price of the shares of our common stock on the NASDAQ Capital Market during the 60 trading days ending on December 29, 2006. In connection with the payment of the loan, the Company terminated its security interest in Mr. Schumacher’s shares of common stock, and released to Mr. Schumacher the remaining 229,782 shares of common stock previously held as collateral.

The following table below sets forth the results of our Stock Buy-Back Program and Mr. Schumacher’s Loan Repayment.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs

October 1, 2006 - October 31, 2006	106,600	$2.90	106,600	$190,860(1)
November 1, 2006 - November 30, 2006	4,289	$3.33	4,289	176,842(1)
December 1, 2006 - December 31, 2006	249,875(2)	$4.10(2)	0	176,842(1)
Total	360,764	$3.74	110,889	$176,842(1)

(1)	Of the $500,000 authorized for the Stock Buy-Back Program, $176,842 of authorized cash resources remain available for additional purchases.
(2)	Pursuant to Mr. Schumacher’s Loan Repayment.

Equity Compensation Plan Information

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 11 of this Form 10-KSB.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We are an early-stage life sciences company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler, and our internally developed disposable PULSE (Pressure Used to Lyse Samples for Extraction) Tubes together make up the PCT Sample Preparation System (“PCT SPS”).

Our pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic and small molecule studies;
-	control of chemical (enzymatic) reactions;
-	protein purification;
-	pathogen inactivation;
-	immunodiagnostics;
-	DNA sequencing; and
-	food safety.

Since we began significant operations as Pressure BioSciences in February 2005, we have been focusing substantially all of our research and development and commercialization efforts on sample preparation for genomic, proteomic, and small molecule studies.

Our business strategy to commercialize our technology within the sample preparation market has been initially centered on our collaboration program. Since initiating our collaboration program in late 2005, we have placed instrumentation with researchers in approximately 20 independent laboratories. Twelve of our collaboration programs have resulted in the sale or lease of the PCT Sample Preparation System, which includes our Barocycler instrument and our single-use PULSE Tubes. Some of our other collaborations have resulted in the withdrawal of the instrument, an extension of time to use the instrument, expansion of the scope of research being performed with the instrument, and the publication and presentation of favorable third party data. In all cases, we gained valuable knowledge about our technology, our instrumentation, and various aspects of the markets that we are trying to penetrate. We believe that the ultimate drivers of our commercialization efforts will be the continued dissemination of favorable third-party data about our technology and our increasing sales and marketing efforts.

If we are successful commercializing our technology in the sample preparation market, we believe that our financial results will be positively effected by a combination of the sale and lease of the Barocycler instrument and a recurring revenue stream from the sale of the single-use PULSE Tubes.

We also derive revenues from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health. In September 2006, and in March 2007, we received SBIR Phase I grants in the aggregate amount of $300,000. These grants are funding experiments to demonstrate the feasibility of using pressure cycling technology in various contexts. If our work in SBIR Phase 1 grants is successful, then we will have the opportunity to apply for larger Phase II grants. Additionally, if our work with the SBIR grants is successful, the publication of application notes in specific areas of research should further support our commercialization efforts.

Another source of revenue is derived from the sale of extended service contracts on our instrumentation. These extended service contracts allow a customer who purchases a Barocycler NEP3229 to receive on-site scheduled preventative maintenance, on-site repair and replacement of all worn or defective component parts, and telephone support, all at no incremental cost, for the life of the service contract. As of December 31, 2006 we had sold two of these contracts to our customers.

RESULTS OF OPERATIONS

Years Ended December 31, 2006 as compared to 2005

Revenue

We had total revenue of $210,289 in the year ended December 31, 2006, as compared to $105,526 in the prior year, an increase of $104,763. This increase in revenue in 2006 was driven primarily by the sale of six Barocycler NEP3229 instruments as compared to three in the prior year.

We are accelerating our sales and marketing plan due primarily to the early success we have seen through the sale, or lease, of the Barocycler NEP3229 to prestigious institutions such as the United States Department of Agriculture, the Centers for Disease Control, Johns Hopkins University, and the Federal Bureau of Investigation. To this end, we have initiated our advertising campaign, increased the number of trade shows that we attend and sponsor, and we expect to hire a sales force of five seasoned, director level professionals to cover the United States during the first half of 2007. In addition to this US sales force, we have signed two distributor agreements pursuant to which we licensed the marketing rights to independent firms in Japan and France, Belgium and Switzerland. We believe that these efforts, combined with the early success of our collaboration program, will allow us to realize a higher level of commercial success during 2007.

Cost of PCT Products and Services

The cost of PCT products and services was $165,233 for the year ended December 31, 2006 compared to $177,350 for the comparable period in 2005. This decrease was primarily the result of a shift in the type of activities performed by our technical services department during 2006. During 2006, a significant portion of the technical services department activities related to the support of sales and marketing, accordingly we accounted for these departmental costs within the Selling and Marketing line item in the statement of operations. During 2005 the majority of effort from the technical services department related more directly to the servicing of instruments already in the field and the preparation of instruments to be placed in the field.

Cost of PCT products and services included $9,955 of non-cash, stock-based compensation expense related to our 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) 123R “Share-Based Payment” (“SFAS 123R”). In accordance with our modified prospective adoption we did not record any such expense during 2005.

Research and Development

Research and development expenditures increased to $1,429,711 during 2006 from $498,584 in the year ended December 31, 2005. This increase was due to a number of factors, most notably, a significant increase in headcount from three research and development employees in 2005 to six in 2006. The newly hired employees include our Senior Vice President of Engineering and our Vice President of Research and Development. This increase in research and development has allowed us to provide more support to our collaboration partners and to conduct significantly more experiments within our own laboratories.

Research and development expense included $181,609 of non-cash, stock-based compensation expense related to our adoption of SFAS 123R. In accordance with our modified prospective adoption, we did not record any such expense during 2005.

In support of our plans to develop and commercialize PCT, we plan to continue to increase our investment in research and development throughout 2007. This increased level of investment is expected to come in the form of additional staff, more aggressive research and development programs, and continued investment in our intellectual property portfolio.

Selling and Marketing

Selling and marketing expenses increased to $528,265 in 2006 from $157,493 for the year ended December 31, 2005. In 2006, we expanded our selling and marketing function from one full time employee to three, including the newly created position of Vice President of Marketing and Sales, to lead and direct our increasing activity. In addition to the hiring of additional personnel during the year, we also increased all of our selling and marketing activities, particularly the initiation of our advertising campaign and a significant increase in the number of trade shows attended and sponsored during 2006. The allocation of a portion of our technical services department during 2006 also contributed to increased selling and marketing costs.

Sales and marketing expense included $44,086 of non-cash, stock-based compensation expense related to our adoption of SFAS 123R. In accordance with our modified prospective adoption, we did not record any such expense during 2005.

We expect that selling and marketing expense will continue to increase throughout 2007 in support of our commercialization efforts. In addition to the expansion of our sales force from one US director level professional to five during the first half of 2007, we also plan to continue the expansion of our marketing programs and the continued development of our overseas distributor network.

General and Administrative

General and administrative costs totaled $2,145,196 in the year ended December 31, 2006, as compared to $1,691,214 in the comparable period. For the year ended December 31, 2005, general and administrative costs included a $400,000 compensation charge related to payments made to Mr. Schumacher for reimbursement of costs and expenses, as well as lost wages and benefits, resulting from his termination of employment in February 2003, and a bonus payment for his success in restructuring and repositioning the Company during 2003 and 2004. Excluding these charges, general and administrative costs increased by $853,982, of which $429,354 related to increased investor relations activities and an increase in corporate infrastructure to support our expected growth, and the remaining $424,628 consisted of non-cash, stock-based compensation expense related to our adoption of SFAS 123R. In accordance with our modified prospective adoption, we did not record any such non-cash, stock-based compensation expense during 2005.

We expect that general and administrative costs will be maintained at approximately the same level in 2007 as we continue to invest our resources in selling and marketing and research and development activities.

Operating Loss from Continuing Operations

The operating loss from continuing operations was $4,058,116 in 2006, as compared to $2,419,115 in the year ended December 31, 2005. The $1,639,001 increase relates to our operational scale up in support of our development and commercialization of PCT.

Included in our operating loss was $660,278 of non-cash, stock-based compensation expense related to our adoption of SFAS 123R. In accordance with our modified prospective adoption, we did not record any such expense during 2005.

We expect our operating loss to increase in 2007 as we continue to invest in our selling and marketing activities in support of our efforts to successfully commercialize PCT. We will also continue to increase our research and development expenditures in order to further develop the data regarding PCT in many areas of scientific research.

Realized gain of sale of securities held for sale

During 2006, we recorded a realized gain of $517,938 in connection with the sale of 57,900 shares of Panacos Pharmaceuticals common stock. During the same period in 2005, we recorded a gain of $3,829,677, on the sale of 441,086 shares of Panacos Pharmaceuticals common stock. As of December 31, 2006, we held 513,934 shares of freely-tradable Panacos Pharmaceuticals common stock. Based on the closing price of $4.01 on December 31, 2006 these shares have a carrying value on our balance sheet of $2,060,875. As of December 31, 2006, we classified this investment as current, in accordance with SFAS 115, because it is management’s intent to sell these shares within the next twelve months. We plan to use any proceeds from the sale of these shares to fund the development and commercialization of PCT.

Other Operating (Charges), net

Other operating (charges), net reflect the operating results of Source Scientific, LLC. Source Scientific, LLC generated an operating profit of approximately $21,000 during the twelve months ended December 31, 2006; however, we did not reflect any of this profit in our consolidated financial statements. In accordance with the provisions of SEC SAB Topic No. 5E, we only recognize an operating loss generated from Source Scientific, LLC to the extent such loss exceeds net profit in the same fiscal year. For the same period in 2005, we recorded an operating charge of $477,154.

Interest Income

Interest income totaled $381,713 for the year ended December 31, 2006, as compared to interest income of $269,535 in 2005.  The increase in interest income is the result of higher average cash balances during the current year, in addition to higher average annual yields on our invested cash.

Income Tax Benefit (Provision) from Continuing Operations

For the year ended December 31, 2006 we recorded a benefit for income taxes of $745,354. Despite our history of operating losses, we recorded this benefit due to our expected ability under federal income tax law to carry back current operating losses to offset taxable income that was recorded in 2004. During 2005, we recorded taxable income due to the gain on the sale of Panacos Pharmaceuticals common stock and therefore recorded an income tax provision of $352,694.

Our ability to carry back losses to offset federal income tax paid in 2004 expired at the end of 2006. We expect to carry back losses incurred in 2007, against federal income taxes paid in 2005. We expect our 2007 losses to exceed the income taxes paid in 2005; therefore, we expect that our benefit recorded during 2007 will be less favorable than that recorded during 2006.

Income from Discontinued Operations

For the year ended December 31, 2005, the net income from discontinued operations was $50,574. We had no income from discontinued operations in 2006.

Gain on Sale of Net Assets Related to Discontinued Operations

In 2005 we recorded a benefit of $703,269 for the overpayment of 2004 tax estimates related to the sale of net assets in 2004.  The impact resulted from the utilization of favorable treatment of tax credits, utilization of installment sale tax treatment related to sale of assets, and treatment of the sale of our 70% interest in Source Scientific, LLC.

Net (Loss) Income

Our net loss in 2006 was $2,413,111 as compared to net income of $1,604,092 in 2005. This swing from net income to net loss relates to the $3,829,677 gain we realized from the sale of Panacos Pharmaceuticals common stock during 2005 and the increase in costs related to significant aspects of our business during 2006.

Our 2006 net loss also included $660,278 of non-cash, stock-based compensation expense related to our adoption of SFAS 123R. In accordance with our modified prospective adoption, our net income in 2005 did not include any such expense.

We expect that our net loss in 2007 will exceed that of 2006 due to our further scale-up of many elements of our business. Additionally, during 2006, we utilized significant federal tax carry-backs that allowed us to record a benefit for federal income taxes in 2006, and as noted above, we expect our benefit for income taxes to be recorded in 2007 will be less favorable than that recorded in 2006. The level of net loss that we ultimately realize in 2007 will also depend on the price per share that we realize as we liquidate our position in Panacos Pharmaceuticals common stock during 2007.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2006, our working capital position was $5,770,086, the primary components of which were cash and cash equivalents, income tax receivable, prepaid expenses and other current assets, partially offset by accounts payable, accrued employee compensation, other accrued expenses, and accrued income taxes. The December 31, 2006 working capital balance excludes the $2,060,875 of investment in marketable securities, and the related deferred tax liability of $669,520, that we have classified as current. This balance represents our investment of 513,934 shares of Panacos Pharmaceuticals common stock. We have classified this investment as a current asset because we expect to sell these shares in the coming year. As of December 31, 2005, our working capital balance was $7,740,736, the primary components of which were cash and cash equivalents, escrow deposits and income taxes receivable. This decrease in working capital of $1,970,650 in 2006 compared to 2005 was primarily a result of the use of cash to fund our operations during 2006 and the repurchase of 110,889 shares of our common stock, for a total of $323,158, pursuant to our stock buy-back program. These expenditures were partially offset by the proceeds generated from the sale of 57,900 shares of Panacos Pharmaceuticals common stock, interest income earned during the year and the receipt of the remaining escrow funds from SeraCare Life Sciences. We expect our working capital position to decline as we fund our operations from our cash and cash equivalents. Considering our intent to liquidate our position in Panacos Pharmaceuticals common stock during 2007, we believe that we have sufficient liquidity to fund our operations at their current level, and with planned increases in many areas of our business, into the second half of 2008. The extent to which we increase our operational costs is dependent upon our view of the investment required to successfully commercialize PCT.

Net cash used in continuing operations during 2006 was $2,112,076 as compared to net cash used in continuing operations of $2,829,829 during 2005. The cash used in operations in 2006 included our net loss, an increase in income taxes receivable, prepaid income taxes, prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses. We expect net cash used in continuing operations to increase in 2007 as we increase our selling and marketing and research and development activities.

Net cash provided by investing activities during 2006 was $452,854 as compared to cash generated of $3,512,807 for the same period in the prior year. The cash generated in 2006 was entirely from the sale of 57,900 shares of Panacos Pharmaceuticals common stock, partially offset by minimal purchases of fixed assets. The cash generated in the same period in 2005 was entirely from the sale of 441,086 shares of Panacos Pharmaceuticals common stock, also partially offset by purchases of fixed assets. We intend to liquidate our position in Panacos Pharmaceuticals during 2007. We expect that our investment in fixed assets will increase in future quarters as we continue to increase our staff and operating facilities.

Net cash used in financing activities during 2006 was $317,758, primarily relating to the use of $323,158 to purchase 110,889 shares of our common stock from unaffiliated shareholders for an average price of $2.91 per share, partially offset by proceeds generated by the exercise of options to purchase 2,000 shares of our common stock by a Director. The stock purchase from the unaffiliated shareholders was made pursuant to the authorization of our board of directors in September 2006, to repurchase up to $500,000 of our shares of common stock in the open market or in privately negotiated transactions. During 2005, we used cash in financing activities of $16,303,863, primarily related to the February 2005 issuer tender offer.

Net cash from discontinued operations was $895,490 during 2006 compared with net cash from discontinued operations of $835,867 during 2005. Essentially all of net cash from discontinued operations in 2006 relates to the March 2006 receipt of the remaining escrow funds from the September 2004 sale of the Boston Biomedica, Inc., core business units to Seracare Life Sciences.

Investment in Panacos Pharmaceuticals

As of December 31, 2006, we held 513,934 shares of common stock of Panacos Pharmaceuticals, a publicly traded company listed on the NASDAQ Global Market. We account for this investment in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. On December 31, 2006, our balance sheet reflected the fair value of our investment in Panacos Pharmaceuticals to be approximately $2.1 million, based on the closing price of Panacos Pharmaceuticals shares of $4.01 per share on that day. The carrying value of our investment in Panacos Pharmaceuticals common stock held will change from period to period based on the closing price of the common stock of Panacos Pharmaceuticals as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss. As of December 31, 2006, we classified this investment as a current asset because management has the ability and the intent to sell these shares over the next twelve months. We plan to use any proceeds from the sale of these shares to fund the development and commercialization of PCT.

Related Party Transaction

On December 29, 2006, Richard T. Schumacher, President and Chief Executive Officer, delivered to the Company 249,875 shares of his common stock of the Company in full and complete satisfaction and payment of all outstanding amounts, including all principal and accrued interest, of Mr. Schumacher’s loan receivable to the Company. The loan amount consisted of $1,000,000 in principal and $25,487 in interest accrued in the quarter ended December 31, 2006. The number of shares was determined based upon a value of $4.10 per share, the volume weighted average trading price of the shares of the Company’s common stock on the NASDAQ Capital Market during the 60 trading days ending on December 29, 2006. In connection with the payment of the loan, the Company terminated its security interest in Mr. Schumacher’s shares of common stock, and released to Mr. Schumacher the remaining 229,782 shares of common stock previously held as collateral.

CONTRACTUAL OBLIGATIONS

The following is a summary of our future contractual obligations as of December 31, 2006:

Contractual Obligations	Total	Less than 1 year	More than 1 year

Lease for Maryland operating office (1)	$13,000	$13,000	$0
Obligations relating to Discontinued Operations (2)	6,294	2,040	4,254
Total Contractual Obligations	$19,294	$15,040	$4,254

(1)  On June 1, 2006 we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we lease laboratory and office space in Rockville, Maryland. The lease expires on May 31, 2007. We pay $2,600 per month for the use of these facilities.

(2)  In December 2000, we exited the clinical laboratory testing services segment and in February 2001, we sold the assets of our wholly owned subsidiary, BBI Clinical Laboratories, Inc. to Specialty Laboratories, Inc. of Santa Monica, CA.  Our estimate of remaining short and long term accrued liabilities to exit the clinical laboratory testing business is $6,294 as of December 31, 2006.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, on determining the gain on the disposition of our discontinued operations including post-closing adjustments, deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Product Revenue

Our current instrument, the Barocycler NEP3229, requires a basic level of instrumentation expertise to set-up for initial operation. In order to support a favorable first experience for our customers, we send a technical representative to the customer site to “commission” every NEP3229 that we sell. The “commissioning” process includes uncrating and setting up the instrument and delivering an introductory user training course. In accordance with SAB 104, we have adopted a policy to recognize revenue after this “commissioning” process has been completed. Generally the commissioning occurs within a couple of weeks of product shipment. Future instruments may not require a commissioning process and for these instruments we may determine that it is appropriate to record revenue upon shipment of these products.

We record revenue on PULSE Tube sales upon shipment of these products through a common carrier.

Grant Revenue

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award.

Service Revenue

We offer extended service contracts on our instrumentation to all of our customers. These service contracts allow a customer who purchases a Barocycler NEP3229 to receive on-site scheduled preventative maintenance, on-site repair and replacement of all worn or defective component parts, and telephone support, all at no incremental cost, for the life of the service contract. We offer one-year and four-year extended service contracts to customers. We recognize revenue under these arrangements over the life of the contracts. As of December 31, 2006 we have sold two of these contracts.

Revenue from fee-for-service arrangements is recorded when the services are complete, generally documented by the delivery of scientific results.

Correction of an Accounting Error

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and the reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is the required method for reporting a change in accounting principle and the reporting of a correction of an error. We have adopted SFAS No. 154 to correct an error made during the quarter ended September 30, 2005 and discovered during the quarter ended March 31, 2006.

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal and interest held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc. (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon re-examining our accounting for income taxes in entirety we further determined that the deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by approximately $23,000. We also determined that the accounting for deferred tax assets needed to be adjusted; however, there was no impact from this adjustment as deferred tax assets are fully reserved for.

We elected to remedy these errors by restating our Annual Report on Form 10-KSB for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

These adjustments reduced income from discontinued operations by approximately $220,000. These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 was reduced from approximately $873,000 to approximately $850,000.

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired.  Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years.  We annually review our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets as of December 31, 2006 concluded that such assets were not impaired.

Long-Lived Assets and Deferred Costs

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows related to the long-lived assets. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2006 and determined that such long-lived assets were not impaired.

Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. The Source Scientific Agreement offers Mr. Henson and Mr. Sargeant the opportunity to purchase our 30% ownership interest in Source Scientific, LLC until May 31, 2007, at an escalating premium (10-50%) over our initial ownership value, provided that they have first paid off the Notes in their entirety.

Despite our intent to exit the laboratory instrumentation business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC. Because of this and other factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation”.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of December 31, 2006 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”.

During the twelve months ended December 31, 2006, Source Scientific, LLC recognized net income of approximately $21,000. In accordance with SAB Topic 5E, we excluded this net income from our Consolidated Statement of Operations and made no adjustment to the accounts captioned “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”. SAB Topic 5E requires that we recognize the losses of Source Scientific, LLC to the extent such losses exceed profits in the same fiscal year. In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP). During the year ended December 31, 2005, Source Scientific, LLC recorded a net loss of $477,154.

Recent Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007. We do not expect that the implementation of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 establishes a formal framework for measuring fair value under GAAP and expands on disclosure of fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123R, share based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108.  SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

We may require additional capital to further develop our pressure cycling technology products and services and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception in 1997. As of December 31, 2006, we had available cash of approximately $5.3 million.

We will need additional capital if we experience unforeseen costs or expenses, unanticipated liabilities or delays in implementing our business plan, developing our products and achieving commercial sales. We also believe that we will need substantial capital to accelerate the growth and development of our pressure cycling technology products and services. Our capital requirements will depend on many factors, including but not limited to:

• the amount, if any, we receive in payment of the $900,000 in aggregate principal, plus approximately $200,000 in accrued interest, on the promissory notes that we received in connection with the Source Scientific Agreement; to date, there have been no payments made;

• the amount, if any, we may realize on our intended sale of Panacos Pharmaceuticals stock during 2007;

• the problems, delays, expenses, and complications frequently encountered by early-stage companies;

• market acceptance of our pressure cycling technology products and services;

• the success of our sales and marketing programs; and

• changes in economic, regulatory, or competitive conditions of our planned business.

To satisfy our potential capital requirements if our current capital does not adequately cover the development of our pressure cycling technology products and services, we may need to raise additional funds in the public or private capital markets. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

• obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common stock;

•  obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products; or

• otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.

Our business may be harmed if we encounter problems, delays, expenses, and complications that typically affect early-stage companies.

Early-stage companies typically encounter problems, delays, expenses, and complications, many of which may be beyond our control or may harm our business or prospects. These include, but are not limited to, unanticipated problems and costs relating to the development, testing, production, marketing, and sale of our products; availability of adequate financing; and competition. There can be no assurance that we will successfully complete the transition from an early-stage company to the successful commercialization of our pressure cycling technology products and services.

Our instrumentation operates at high pressures and is therefore subject to certain regulation in the US and overseas. This regulation of high pressure equipment may limit or hinder our development and sale of future instrumentation.

Due to the various regulatory agencies that oversee the manufacture of high pressure equipment, we may incur additional costs in developing and selling our instrumentation. The regulations vary from jurisdiction to jurisdiction. Therefore we may incur additional costs, and production and selling delays, as we enter new jurisdictions in foreign countries.

The sales cycle of our pressure cycling technology products has been lengthy and as a result, we have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

Many of our current and potential customers have required several months to test and evaluate our pressure cycling technology related products. This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling, and general and administrative expenses, and we have not generated any significant related revenue for these products, and we may never generate the anticipated revenue if a customer cancels or changes its plans.

If we are unable to protect our patents and other proprietary technology relating to our pressure cycling technology products, our business will be harmed.

Our ability to further develop and successfully commercialize our products will depend, in part, on our ability to enforce our patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. We currently have thirteen United States patents issued and several pending patent applications for our pressure cycling technology. Several of these have been followed up with foreign applications, for which three patents have been issued in Europe and one patent has been issued in Australia and one in Japan. We expect to file additional foreign applications in the future relating to our pressure cycling technology.  The patents which have been issued expire between 2015 and 2024.

There can be no assurance that:

• any patent applications filed by us will result in issued patents;

• patent protection will be secured for any particular technology;

• any patents that have been or may be issued to us will be valid or enforceable;

• any patents will provide meaningful protection to us;

• others will not be able to design around our patents; or

• our patents will provide a competitive advantage or have commercial application.

The failure to obtain adequate patent protection would have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any product.

There can be no assurance that patents owned by us will not be challenged by others. We could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office, and comparable proceedings before similar agencies in other countries, in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity, or scope of protection afforded by the patents.

We also rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge, in part, through confidentiality agreements with our employees, consultants, advisors and contractors. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, consultants, advisors, or contractors develop inventions or processes independently that may be applicable to our products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection, for any reason, could have a material adverse effect on us.

If we infringe on the intellectual property rights of others, our business will be harmed.

There can be no assurance that the manufacture, use or sale of our pressure cycling technology products or services will not infringe patent rights of others. We may be unable to avoid infringement of the patent or other intellectual property rights of others and may be required to seek a license, defend an infringement action, or challenge the validity of the patents or other intellectual property rights in court. There can be no assurance that a license will be available to us on terms and conditions acceptable to us, if at all, or that we will prevail in any patent or other intellectual property rights litigation. Patent or other intellectual property rights litigation is costly and time-consuming, and there can be no assurance that we will have sufficient resources to bring any possible litigation related to such infringement to a successful conclusion. If we do not obtain a license under such patents or other intellectual property rights, or are found liable for infringement, or are not able to have such patents declared invalid, we may be liable for significant monetary damages, may encounter significant delays in successfully commercializing and developing our pressure cycling technology products, or may be precluded from participating in the manufacture, use, or sale of our pressure cycling technology products or services requiring such licenses.

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

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. We compete with companies that have existing technologies for the extraction of nucleic acids and proteins from “hard-to-lyse” cells and tissues, including methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution. We will also compete with a number of companies that offer competitive sample extraction and purification technologies to the life sciences industry. We are aware that there are additional companies pursuing new technologies with similar goals to the products developed or being developed by us. Some of the companies with which we now compete or may compete in the future have or may have more extensive research, marketing, and manufacturing capabilities, more experience in genomics and proteomics sample preparation, protein purification, pathogen inactivation, immunodiagnostics, and DNA sequencing and significantly greater technical, personnel and financial resources than we do, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. To compete, we must be able to demonstrate to potential customers that our products provide improved performance and capabilities. Our failure to compete successfully could harm our business and prospects.

We rely on third parties for our manufacturing, engineering, and other related services.

Source Scientific, LLC, an instrumentation company in which we own a 30% interest, manufactures our products, provides a great deal of engineering expertise, and manages the majority of our sub-contractor supplier relationships. Our success will depend, in part, on the ability of Source Scientific, LLC to manufacture our products cost effectively, in sufficient quantities to meet our customer demand when and if such demand occurs, and meeting our quality requirements. If Source Scientific, LLC experiences manufacturing problems or delays, or if Source Scientific, LLC decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace Source Scientific, LLC, there will be a disruption in our business and we could incur additional costs and delays that would have an adverse effect on our business.

In connection with the sale of our BBI Core Businesses, we continue to be exposed to contingent liabilities up to an amount equal to the purchase price for the BBI Core Businesses, which could prevent us from pursuing our remaining business operations in the event an indemnification claim is brought against us.

Our indemnification obligations for breaches of some representations and warranties relating to compliance with environmental laws extend until September 14, 2009, representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement and brokers fees, extend indefinitely. Our indemnification obligations are limited by an overall cap equal to the $30 million purchase price. If we are required to pay any claims for indemnification from SeraCare, we will have less cash available to fund our operations, our business may be harmed and, if we are subject to additional indemnification claims or unanticipated expenses or liabilities, it may be difficult to continue our business as planned unless we are able to obtain equity or debt financing.

We may not be able to fully collect the $900,000 in aggregate principal amount of promissory notes which we received in connection with the sale of 70% of the ownership interests in Source Scientific, LLC, and it is possible that we may be unable to recover the net carrying basis of our investment in Source Scientific, LLC of $378,503.

In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. We received secured promissory notes in the aggregate principal amount of $900,000, which, together with accrued interest, are due on or before May 31, 2007. The notes are secured by pledges of the purchasers’ ownership interests in Source Scientific, LLC.

Based upon our discussions with Source Scientific, LLC and our analysis of the financial condition of Source Scientific, LLC, we believe that our notes will be repaid by May 31, 2007 and it is also possible that our remaining 30% interest in Source Scientific, LLC will be repurchased. The repayment of our notes and any purchase of our remaining 30% interest in Source Scientific, LLC would result in a significant gain to our operations. We cannot guarantee that our notes will be repaid or that we will sell our remaining 30% interest in Source Scientific, LLC. Conversely, if the financial or business circumstances of Source Scientific, LLC suffer any adverse changes, it is possible that Source Scientific, LLC may not generate sufficient cash flow to enable the makers of the notes to pay the principal and interest on such notes. If we are unable to collect the principal and interest on the notes, we will have less cash available to run our pressure cycling technology business than we anticipate. Further, under such circumstances, we may be unable to recover the net carrying basis of our investment in Source Scientific, LLC and may be required to record a pre-tax loss of $378,503. This will have a negative impact on our results of operations.

The market price for our common stock may fluctuate due to low trading volume, and it may be difficult for you to sell your stock at the prices and times you desire.

Due to the relatively low trading volume of our common stock, the market price of our common stock may fluctuate significantly. Attempts to purchase or sell relatively small amounts of our common stock could cause the market price of our common stock to fluctuate. Low trading volume levels, may also affect our stockholders’ ability to sell shares of our common stock quickly at the current market price. In addition, sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common stock.

Provisions in our charter and by-laws and our shareholders rights plan may discourage or frustrate stockholders’ attempts to remove or replace our current management.

Our Amended and Restated Articles of Organization, as amended, and Amended and Restated Bylaws, as amended, contain provisions that may make it more difficult or discourage changes in our management that our stockholders may consider to be favorable. These provisions include:

•   a classified board of directors;

•   advance notice for stockholder nominations to the board of directors;

•   limitations on the ability of stockholders to remove directors; and

•   a provision that allows a majority of the directors to fill vacancies on the board of directors.

Our shareholders rights agreement may also have the effect of discouraging or preventing a change in control.

These provisions could prevent or frustrate attempts to make changes in our management that our stockholders consider to be beneficial and could limit the price that our stockholders might receive in the future for shares of our common stock.

The costs of compliance with the reporting obligations of the Securities Exchange Act of 1934, as amended, and with the requirements of the Sarbanes-Oxley Act of 2002, may place a strain on our limited resources and our management’s attention may be diverted from other business concerns.

As a result of the regulatory requirements applicable to public companies, we incur legal, accounting, and other expenses that are significant in relation to the size of our Company.  In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies, some of which are currently applicable to us and others will or may become applicable to us in the future.  These new rules and regulations will increase our legal and financial compliance costs and may make some activities more time-consuming.  These requirements may place a strain on our systems and on our management and financial resources.

ITEM 7.	FINANCIAL STATEMENTS

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,335,282
Accounts receivable	37,495
Inventories	19,658
Prepaid income taxes	38,687
Income tax receivable	710,013
Prepaid expenses, deposits, and other current assets	246,776
Investments in marketable securities	2,060,875

Total current assets	8,448,786

PROPERTY AND EQUIPMENT, NET	207,696

OTHER ASSETS
Intangible assets, net	376,922
Assets transferred under contractual arrangements	1,420,996
Total other assets	1,797,918

TOTAL ASSETS	$10,454,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$174,289
Accrued employee compensation	242,497
Other accrued expenses	150,978
Income taxes payable	45,962
Deferred tax liability	669,520
Deferred revenue	4,099

Total current liabilities	1,287,345

LONG TERM LIABILITIES
Deferred revenue	9,126
Liabilities transferred under contractual arrangements	1,042,493
Total long term liabilities	1,051,619

TOTAL LIABILITIES	2,338,964

COMMITMENTS (NOTE 9)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares authorized;
2,315,300 issued and 2,065,425 outstanding	20,654
Additional paid-in capital	5,347,641
Accumulated other comprehensive income	1,384,876
Retained earnings	1,362,265

Total stockholders' equity	8,115,436

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,454,400

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(restated)
REVENUE:
PCT Products, services, other	$210,289	$105,526
Total revenue	210,289	105,526

COSTS AND EXPENSES:
Cost of PCT products & services	165,233	177,350
Research and development	1,429,711	498,584
Selling and marketing	528,265	157,493
General and administrative	2,145,196	1,691,214
Total operating costs and expenses	4,268,405	2,524,641

Operating loss from continuing operations	(4,058,116)	(2,419,115)

OTHER INCOME (EXPENSE):
Realized gain on securities available for sale	517,938	3,829,677
Other operating, net	-	(477,154)
Interest income	381,713	269,535
Total other income	899,651	3,622,058

(Loss) income from continuing operations before income taxes	(3,158,465)	1,202,943
Income tax benefit (provision) from continuing operations	745,354	(352,694)

(Loss) income from continuing operations	(2,413,111)	850,249

Discontinued operations:
Income from discontinued operations (net of income tax
provision of $35,054)	-	50,574

Gain on sale of net assets related to discontinued operations
(includes effect of income taxes of $703,269)	-	703,269
Net income from discontinued operations	-	753,843

Net (loss) income	$(2,413,111)	$1,604,092

(Loss) income per share from continuing operations - basic	$(1.01)	$0.29
Income per share from discontinued operations - basic	$-	$0.25
Net (loss) income per share - basic	$(1.01)	$0.54

(Loss) income per share from continuing operations - diluted	$(1.01)	$0.27
Income per share from discontinued operations - diluted	$-	$0.25
Net (loss) income per share - diluted	$(1.01)	$0.52

Weighted average number of shares used to calculate net (loss) income per share - basic	2,396,077	2,972,662

Weighted average number of shares used to calculate net (loss) income per share - diluted	2,396,077	3,107,973

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Other Comprehensive Income (Loss):	2006	2005
		(restated)
Net (loss) income	$(2,413,111)	$1,604,092

Holding (loss) gain	(1,383,417)	7,787,303
Reclassification of unrealized gain to realized gain on securities sold during the period	(517,938)	(3,829,677)

Unrealized (loss) gain on marketable securities	(1,901,355)	3,957,626
Income tax benefit (provision) related to items of other comprehensive (loss) income	748,268	(1,419,663)

Total other comprehensive (loss) income, net of taxes	(1,153,087)	2,537,963
Comprehensive (loss) income	$(3,566,198)	$4,142,055

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock
	Shares	$.01 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Loan Receivable from Officer/Director	Retained Earnings	Total Stockholders' Equity

BALANCE, December 31, 2004	6,872,915	$68,729	$22,286,395	$-	$(1,134,262)	$2,171,284	$23,392,146

Stock options and other warrants exercised	761,275	7,543	2,142,141	-	-	-	2,149,684
Proceeds from interest on
loan receivable from CEO/Director	-	-	-	-	134,262	-	134,262
Repurchase shares via tender offer	(5,210,001)	(52,030)	(18,401,516)	-	-	-	(18,453,546)
Net income	-	-	-		-	1,604,092	1,604,092
Unrealized gain on investments (net of tax)	-	-	-	2,537,963	-	-	2,537,963
BALANCE, December 31,2005	2,424,189	$24,242	$6,027,020	$2,537,963	$(1,000,000)	$3,775,376	$11,364,601

Stock options and other warrants exercised	2,000	20	5,380	-	-	-	5,400
Interest accrued on loan
receivable from CEO/Director	-	-	-	-	(25,487)	-	(25,487)
Exchange of shares for payoff of
loan receivable from CEO/Director	(249,875)	(2,499)	(1,022,988)	-	1,025,487	-	-
Repurchase shares via stock buy-back program	(110,889)	(1,109)	(322,049)	-	-	-	(323,158)
Stock-based compensation	-	-	660,278	-	-	-	660,278
Net loss	-	-	-	-	-	(2,413,111)	(2,413,111)
Unrealized loss on investments (net of tax)	-	-	-	(1,153,087)	-	-	(1,153,087)
BALANCE, December 31, 2006	2,065,425	$20,654	$5,347,641	$1,384,876	$-	$1,362,265	$8,115,436

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net (loss) income	$(2,413,111)	$1,604,092
Less income from discontinued operations	-	753,843
(Loss) income from continuing operations	(2,413,111)	850,249

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities :
Depreciation and amortization	146,256	106,552
Non-cash, stock-based, compensation expense	660,278	-
Loss on disposal of property and equipment	42,781	-
Assets and liabilities transferred under contractual arrangements, (net)	-	442,348
Realized gain on sale of marketable securities	(517,938)	(3,829,677)
Interest receivable on loan outstanding from Director / CEO	-	134,263
Interest received with exchange of stock from Director/CEO	(25,487)	-

Changes in operating assets and liabilities:
Accounts receivable	21,303	152,500
Inventories	65,549	72,610
Investments - other	-	6,016
Income tax receivable	(178,891)	(531,123)
Prepaid income taxes	(38,687)	-
Escrow deposits and deferred costs related to tender offer	-	110,529
Prepaid expenses and other current assets	(171,490)	(43,103)
Restricted cash payable to SeraCare	(9,100)	(225,796)
Accounts payable	117,894	15,120
Accrued employee compensation	148,143	7,830
Other accrued expenses	44,966	(205,320)
Deferred revenue	13,225	-
Income taxes payable	(17,767)	(111,281)
Accrued expenses due to SeraCare	-	218,454
Net cash used in operating activities	(2,112,076)	(2,829,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(65,609)	(320,905)
Proceeds from sale of marketable securities	518,463	3,833,712
Net cash provided by investing activities	452,854	3,512,807

CASH FLOWS FROM FINANCING ACTIVITIES:
Use of funds to repurchase common stock	(323,158)	(18,453,547)
Proceeds from the issuance of common stock	5,400	2,149,684
Net cash used in financing activities	(317,758)	(16,303,863)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities, net of taxes	(1,866)	(4,035)
Cash flows from investing activities	1,117,305	839,902
Deferred tax liability on installment sale gain	(219,949)	-
Net cash provided by discontinued operations	895,490	835,867

DECREASE IN CASH AND CASH EQUIVALENTS:	(1,081,490)	(14,785,018)
Cash and cash equivalents, beginning of year	6,416,772	21,201,790
Cash and cash equivalents, end of year	$5,335,282	$6,416,772

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$230,863	$23,508
Interest Paid	21,281	-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(1)  Business Overview

Pressure BioSciences, Inc., a Massachusetts corporation, is engaged in research, development, and commercialization of products utilizing its patented pressure cycling technology (“PCT”), a novel platform technology for the control of bio-molecular interactions.  Our pressure cycling technology uses an instrument that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. PCT utilizes our Barocycler™ instrument and disposable PULSE™ Tubes to release nucleic acids, proteins, and small molecules from plant and animal cells and tissues, as well as other organisms that are not easily disrupted by standard chemical and physical methods.

(2)  Summary of Significant Accounting Policies

(i) Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc., PBI Source Scientific, Inc., and PBI BioSeq, Inc.

(ii) Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, on determining the gain on the disposition of our discontinued operations including post-closing adjustments, deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

(iii) Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition ("SAB 104"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Our current instrument, the Barocycler NEP3229 requires a basic level of instrumentation expertise to set-up for initial operation. In order to support a favorable first experience for our customers, we send a technical representative to the customer site to “commission” every NEP3229 that we sell. The “commissioning” process includes uncrating and setting up the instrument and delivering an introductory user training course. Product revenue related to current Barocycler instrumentation is generally recognized upon the “commissioning” of our instrumentation at the customer location. Product revenue related to disposable PULSE Tubes is recorded upon shipment through a common carrier.

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award. Revenue from extended service contracts is recorded over the life of the contracts.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(iv) Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

(v) Research and Development

Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities, and overhead costs that are expensed as incurred. Our research activities are performed at our laboratories in Woburn, Massachusetts and Rockville, Maryland and in conjunction with the collaboration partner sites.  In support of our research and development activities we utilize our Barocycler instruments that are capitalized as fixed assets and depreciated over their expected useful life.

(vi) Inventories

Inventories are valued at the lower of cost or market.  The composition of inventory as of December 31, 2006 is as follows:

Raw materials	$3,158
Finished goods	16,500
Total	$19,658

(vii) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units capitalized as fixed assets.

(viii) Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are being amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2006. Based on this analysis, we have concluded that no impairment of intangible assets had occurred.

(ix) Long-Lived Assets and Deferred Costs

In accordance with the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test for impairment at December 31, 2006 and determined that such long-lived assets were not impaired.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(x) Concentrations

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents to the extent these exceed federal insurance limits. Risks associated with cash and cash equivalents are mitigated by our investment policy which mandates that our cash reserves are invested in high credit quality financial instruments.

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation. A disruption in our relationship with Source would have a significant adverse effect on our current commercialization efforts.

(xi) Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Options and warrants that are anti-dilutive are excluded from the calculation.

Potentially dilutive securities having a net effect of 118,751 for the year ended 2006 were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for income from continuing operations.

	For the Year Ended December 31,
	2006	2005
Numerator:
(Loss) income from continuing operations, basic and diluted	$(2,413,111)	$850,249

Demoninator:
Weighted Average Shares Outstanding, basic	2,396,077	2,972,662

Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	-	135,311

Weighted Average Shares Outstanding, diluted	2,396,077	3,107,973

(Loss) income per share from continuing operations - basic	$(1.01)	$0.29

(Loss) income per share from continuing operations - diluted	$(1.01)	$0.27

(xii) Recent Accounting Standards

Accounting for Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which applies to all tax positions accounted for under SFAS No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of such tax positions, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable to the Company as of January 1, 2007. We do not expect the implementation of FIN 48 to have a material impact on our consolidated financial statements.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Fair Value Measurements

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. This Statement establishes a formal framework for measuring fair value under GAAP and expands on disclosure of fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123R, share based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Effects of Prior Year Misstatements

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108.  SAB 108 provides for a "one-time" special transition provision for correcting certain prior year misstatements that were uncorrected as of the beginning of the fiscal year of adoption. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments recorded to the opening balance of retained earnings.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

(xiii) Accounting for Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, and its related implementation guidance as promulgated by both the FASB, and the SEC SAB 107, associated with the accounting for stock-based compensation arrangements of our employees and directors. These pronouncements require that equity-based compensation cost be measured at the grant date (based upon an estimate of the fair value of the compensation granted) and recorded to expense over the requisite service period, which generally is the vesting period. We adopted SFAS 123R using the modified prospective method in the first quarter of 2006. Under this method, stock-based compensation expense recognized during 2006 includes: (a) compensation expense for all equity-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all equity-based payments granted between January 1, 2006 and December 31, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. Results for periods prior to January 1, 2006 do not include, and have not been restated to reflect amounts associated with the requirements of SFAS 123R.

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we utilized for grants of stock options to the two sub-groups of our stock option recipients during the twelve months ended December 31, 2006:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Assumptions	Outside Board Members	CEO and other Officers & Employees
Expected Life	5.0	6.0
Expected Volatility	74.6% - 77.9%	88.2% - 92.5%
Risk-Free Interest Rate	4.94%	4.94%
Expected Dividend Yield	0.0%	0.0%

We developed the above referenced assumptions based on the following rationale. We utilized the simplified method provided by SAB No. 107 to develop our estimate of expected term of the stock options granted. Under this method, stock options granted to outside board members are estimated to have an expected term of 5 years and stock options granted to our CEO and all other officers and employees are estimated to have an expected term of 6 years. All stock options granted have a 10 year contractual life. The stock options granted to outside directors vest immediately and the stock options granted to the CEO and all other officers and employees vest annually, on an equal basis over three years. SAB No. 107 provides a simplified approach to developing the estimate of expected term based on the average of the midpoint of the vesting period and the contractual life. The expected volatility is assumed to approximate the historical volatility that was observed during the corresponding expected term for each sub-group of option recipients. The risk-free interest rate is a weighted average approximation based on the U.S. Treasury yields in effect at the time of the grants. We used a dividend yield of zero for the calculation because we have never paid cash dividends and we have no intention to begin paying dividends in the foreseeable future. While we believe these estimates are reasonable, the compensation expense recorded would increase if the assumed expected term was increased or a higher expected volatility was used.

As a result of adopting SFAS 123R on January 1, 2006 we recognized stock-based compensation expense of $660,278 for the twelve months ended December 31, 2006. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our Consolidated Statement of Operations:

Cost of PCT products & services	$9,955
Research and development	181,609
Selling and marketing	44,086
General and administrative	424,628
Total stock-based compensation expense	$660,278

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of fourteen employees as of December 31, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption, we will adjust the expense recognized, if necessary.

During 2006, the total fair value of stock options awarded was $1,089,400. During 2005, the total fair value of stock options awarded was $566,304.

As of December 31, 2006, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $804,593. The non-cash, stock based compensation expense associated with the vesting of these options will be $404,089 in 2007 and the remainder will vest in 2008 and 2009.

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. No stock-based compensation cost was recognized in the Consolidated Statements of Operations for the twelve months ended December 31, 2005, as all stock options granted under our stock option plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

The following table illustrates the effect on the net income and the net income per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock options granted under our stock option plans in effect at that time. For purposes of this pro forma disclosure, the value of the stock options is estimated using the Black-Scholes option pricing model and amortized to expense over the stock options’ vesting periods:

For the Year Ended
December 31, 2005
Net income - as reported	$1,604,092
Add back: Stock-based compensation
in net income, as reported	-

Deduct: Stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(151,982)
Net income - pro forma	$1,452,110

Basic net income per share - as reported	$0.54
Basic net income per share - pro forma	$0.49

Diluted net income per share - as reported	$0.52
Diluted net income per share - pro forma	$0.47

(xiv)  Investment in Marketable Securities

As of December 31, 2006, we held 513,934 shares of common stock of Panacos Pharmaceuticals Inc., a publicly traded company listed on the NASDAQ Global Market. We account for this investment in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. On December 31, 2006, our balance sheet reflected the fair value of our investment in Panacos Pharmaceuticals to be approximately $2.1 million, based on the closing price of Panacos Pharmaceuticals shares of $4.01 per share on that day. The carrying value of our investment in Panacos Pharmaceuticals common stock held will change from period to period based on the closing price of the common stock of Panacos Pharmaceuticals as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss. As of December 31, 2006 we classified this investment as a current asset to reflect our ability and intent to liquidate this position during 2007.

(xv)  Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

(xvi) Correction of an Error

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

On March 15, 2006, we received $1,094,162 from Wells Fargo Corporate Trust Escrow Services, representing the remaining principal, and interest, held in escrow from the 2004 sale of the assets and certain liabilities of our BBI Core Businesses to SeraCare Life Sciences Inc. (“SeraCare”). The receipt of these funds triggered the recognition of taxable income, accounted for as an installment sale for federal income tax purposes. During the financial statement closing process for the quarter ended March 31, 2006, we determined that a deferred tax liability of approximately $220,000 should have been established during the quarter ended September 30, 2005, the period in which we filed our federal income tax return. Upon re-examining our accounting for income taxes in entirety we further determined that the deferred tax liability in connection with the unrealized gain on Panacos Pharmaceuticals should be reduced by approximately $60,000, and that the income tax provision from continuing operations should be increased by approximately $23,000. We also determined that the accounting for deferred tax assets needed to be adjusted; however, there was no impact from this adjustment as deferred tax assets are fully reserved for.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

We elected to remedy these errors by restating our Annual Report on Form 10-KSB, for the year ended December 31, 2005 and our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

These adjustments reduced income from discontinued operations by approximately $220,000. These adjustments did not change our reported pre-tax results from continuing operations, but income from continuing operations after income taxes for the year ended December 31, 2005 was reduced from approximately $873,000 to approximately $850,000.

(xvii) Reclassifications

Certain prior year amounts have been reclassified to conform to our current year presentation.

(3)  Discontinued Operations

On September 14, 2004, we completed the sale of substantially all of the assets and selected liabilities of the BBI Diagnostics and BBI Biotech divisions of our legacy company Boston Biomedica, Inc. to SeraCare. Pursuant to the Asset Purchase Agreement, the businesses were sold for $30 million in cash of which $27.5 million was paid at the closing and the remaining $2.5 million was deposited in escrow pursuant to an escrow agreement expiring in March 2006. In December 2004, and again in February 2005, we settled disagreements with SeraCare regarding the value of the inventory and accounts receivable in the closing balance sheets by releasing approximately $1.4 million from the escrow account. On March 15, 2006, we received approximately $1.1 million in remaining escrow funds.

(4)  Assets and Liabilities Transferred Under Contractual Arrangements

In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each own 35% and we own the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. The Source Scientific Agreement offers Mr. Henson and Mr. Sargeant the opportunity to purchase our 30% ownership interest in Source Scientific, LLC until May 31, 2007, at an escalating premium (10-50%) over our initial ownership value, provided that they have first paid off the Notes in their entirety.

Despite our intent to exit the laboratory instrumentation business, we may be viewed as having a continuing involvement in the business of Source Scientific, LLC. Because of this and other factors, even though the transaction is treated as a divestiture for legal purposes, we have not recognized the transaction as a divestiture for accounting purposes in accordance with SEC SAB Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation”.  In accordance with SAB Topic 5E, we have recorded the assets and liabilities associated with the Source Scientific, LLC operation on our consolidated balance sheet as of December 31, 2006 under the captions “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”.

During the year ended December 31, 2006, Source Scientific, LLC recognized net income of approximately $21,000. In accordance with SAB Topic 5E, we excluded this net income from our Consolidated Statement of Operations and made no adjustment to the accounts captioned “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”. SAB Topic 5E requires that we recognize the losses of Source Scientific, LLC to the extent such losses exceed profits in the same fiscal year. In accordance with SAB Topic 5E, we will continue this accounting treatment until circumstances have changed or until the net assets of the Source Scientific, LLC business have been written down to zero (or a net liability is recognized in accordance with GAAP). During the year ended December 31, 2005, Source Scientific, LLC recorded a net loss of $477,154.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(5)  Property and Equipment

Property and equipment at December 31, 2006 consisted of the following components:

Laboratory and manufacturing equipment	$43,986
Office equipment	64,496
PCT collaboration / demo / lease systems	227,708
336,190
Less accumulated depreciation	(128,494)
Net book value	$207,696

Depreciation expense for the years ended December 31, 2006 and 2005 was $97,621 and $57,917, respectively.

(6)  Intangible Assets

Intangible assets as of December 31, 2006 reflect an estimate of purchase price attributable to patents in connection with the 1998 acquisition of BioSeq, Inc. and the PCT business. Acquired PCT patents are being amortized to expense on a straight line basis at the rate of $48,635 per year over their estimated remaining useful life of approximately 8 years. Intangible assets at December 31, 2006 consisted of the following:

PCT Patents	$778,156
Less accumulated amortization	(401,234)
Net book value	$376,922

Amortization expense for each of the years ended December 31, 2006 and 2005 was $48,635.

(7)  Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. The Plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the Plan. During 2006 and 2005 we contributed $9,565 and $3,544, respectively, in the form of discretionary company matching contributions.

(8)  Income Taxes

The components of the benefit (provision) for income taxes from continuing operations are as follows:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

	For the Year Ended
	December 31,
	2006	2005
Current benefit (provision): federal	$929,961	$(239,023)
Current (provision): state	(184,607)	(113,671)
Total current benefit (provision)	745,354	(352,694)

Deferred provision: federal	-	-
Deferred provision: state	-	-
Total deferred provision	-	-
Total benefit (provision) for income taxes from continuing operations	$745,354	$(352,694)

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2006, are as follows:

Current deferred taxes:
Inventories	$24,512
Other accruals	31,536
Unrealized gain on marketable securities	(669,520)
Less: valuation allowance	(56,048)
Total current deferred tax assets (liabilities)	$(669,520)
Long term deferred taxes:
Accelerated tax depreciation	$(721)
Source Scientific Note, OID	57,989
Non-cash, stock-based compensation, NQ	156,035
Goodwill and intangibles	(151,787)
Operating loss carryforwards	1,359,572
Less: valuation allowance	(1,421,088)
Total long term deferred tax assets (liabilities), net	-

Total net deferred tax liabilities	$(669,520)

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2006 and 2005 for the full amount of our deferred tax assets due to the uncertainty of realization.  We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2006.

We have not reserved for our deferred tax liability of $669,520 which is related to the unrealized gain on our investment in marketable securities of Panacos Pharmaceuticals shares held for sale. This deferred tax liability was classified to current to be consistent with our treatment of the investment in Panacos Pharmaceuticals shares.

We had net operating loss carry-forwards for federal income tax purposes of approximately $577,000 as of December 31, 2006.  Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations.  These net operating loss carry-forwards expire at various dates from 2012 through 2024.  We had net operating loss carry-forwards for state income tax purposes of approximately $13,507,000 at December 31, 2006.  These net operating loss carry-forwards expire at various dates from 2007 through 2024.

Our effective income tax (benefit) provision rate for continuing operations was different than the statutory federal income tax (benefit) provision rate as follows:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

	For the Year Ended
	December 31,
	2006	2005
Federal tax benefit (provision) rate	34%	(34)%
Permanent differences	(2)%	2%
State tax expense	(4)%	(6)%
Valuation allowance	(4)%	9%
Effective income tax benefit (provision) rate from continuing operations	24%	(29)%

(9)  Commitments and Contingencies

Operating Leases

On March 1, 2006 we entered into a sub-lease agreement with Proteome Systems, pursuant to which we have agreed to lease approximately 650 square feet of laboratory space plus 100 square feet of office space from Proteome Systems in Woburn, Massachusetts. The current lease expired on December 31, 2006 and we are currently negotiating an extension of this agreement. While we negotiate for an extension, we are leasing the space as a tenant-at-will, on a month-to-month basis. We are paying $2,350 per month for the use of these facilities.

On June 1, 2006 we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease will expire on May 31, 2007. We are currently paying $2,600 per month for the use of these facilities.

Royalty Commitments

In 1998, we acquired all of the remaining common stock outstanding of BioSeq Inc., a development stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the trade revenues related to units sold or leased as well as PULSE Tube revenues. During 2006 and 2005, our royalty expense was $9,809 and $4,674, respectively.

Purchase Commitments

In April 2006, we executed a purchase order with Source under which we agreed to purchase 25 Barocycler NEP3229 units. In connection with this purchase order, we submitted a deposit to Source for $200,000. Instruments manufactured under this purchase order were first available for sale in mid-March 2007. It was expected that the manufacturing time required for this number of instruments should have been, and should be in the future, about three months. This initial order has taken much longer than expected because of the added time required to incorporate into these instruments a number of improvements that resulted from the use of the instrument by our collaboration sites, by our internal use, and by a thorough review of the Barocycler product by Dr. Ting, Senior Vice President of Engineering, during the first six months after he joined the Company in April 2006. In accordance with the terms of the agreement, and due to the time required to accommodate instrument improvements, we expect that the remaining units will be completed during the first half of 2007. As of December 31, 2006 there were 21 units outstanding under this purchase order.

(10)  Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of December 31, 2006 none of these shares have been issued.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

Common Stock

Shareholders Purchase Rights Plan

On March 3, 2003, our Board of Directors adopted a shareholder purchase rights plan (“the Rights Plan”) and declared a distribution of one Right for each outstanding share of our Common Stock to shareholders of record at the close of business on March 21, 2003. Initially, the Rights will trade automatically with the Common Stock and separate Right Certificates will not be issued.  The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of our shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company, and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of our Common Stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the Common Stock. With respect to any person or group who currently beneficially owns 15% or more of our Common Stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of Common Stock.

Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of our outstanding Common Stock or if a current 15% beneficial owner acquires additional shares of Common Stock, each holder of a Right (other than the 15% holder whose Rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the Right, that number of shares of our Common Stock which at the time of such transaction will have a market value equal to two times the purchase price of the Right  In the event that, at any time after a person or group acquires 15% or  more of our Common Stock, we are acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to purchase, upon payment of the purchase price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the Right.

Our Board of Directors may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment).  At any time prior to the time any person or group acquires 15% or more of our Common Stock, the Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.001 per Right.

Options and Warrants

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 1,000,000 shares of our common stock was reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, stock issuances, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2006, options to acquire 692,000 shares have been granted under the Plan.

We also have 244,000 stock options outstanding under our 1999 Non-qualified Plan and 9,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of December 31, 2006, there were 4,800 shares available for future grant under the 1999 Non-qualified Plan. The 1994 Incentive Stock Option Plan expired; therefore, there are no shares available for future grants under this plan.

The following tables summarize information concerning options outstanding and exercisable:

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, 12/31/2004	1,071,342	$2.93	135,556	$3.60	1,206,898	520,556
Granted	360,000	2.98			360,000
Exercised	(761,275)	2.85			(761,275)
Expired	(35,067)	3.75	(135,556)	3.60	(170,623)
Forfeited	(50,000)	2.92			(50,000)
Balance outstanding, 12/31/2005	585,000	$2.96	-		585,000	385,000
Granted	382,000	3.91			382,000
Exercised	(2,000)	2.70			(2,000)
Expired	(19,500)	4.11			(19,500)
Forfeited	-				-
Balance outstanding, 12/31/2006	945,500	$3.32	-		945,500	524,000

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Remaining Contractual Life (yrs)	Exercise Price	Number of Options	Remaining Contractual Life (yrs)	Exercise Price
$2.50 - $2.70	159,000	5.7	$2.64	159,000	5.7	$2.64
2.71 - 3.08	343,000	7.7	2.96	209,000	7.1	2.98
3.09 - 3.95	316,500	9.1	3.77	29,000	8.0	3.47
3.96 - 4.25	127,000	8.9	4.05	127,000	8.9	4.05
$2.50 - $4.25	945,500	8.0	$3.32	524,000	7.2	$3.17

The aggregate intrinsic value of options outstanding as of December 31, 2006 was $347,410. The aggregate intrinsic value of options exercisable as of December 31, 2006 was $274,355.

Stock Buy-back Program

During the quarter ended September 30, 2006 our board of directors approved a stock buy-back program pursuant to which we are authorized to use up to $500,000 of our cash resources to purchase shares of the Company’s common stock in the open market or in privately negotiated transactions. As of December 31, 2006, we have purchased 110,889 shares of Company common stock from unaffiliated shareholders for approximately $2.91 per share. As of December 31, 2006 all of these shares had been retired.

(11)  Related Party Transaction

On December 29, 2006, Richard T. Schumacher, President and Chief Executive Officer, delivered to the Company 249,875 shares of his common stock of the Company in full and complete satisfaction and payment of all outstanding amounts, including all principal and accrued interest, of Mr. Schumacher’s loan receivable to the Company. The loan amount consisted of $1,000,000 in principal and $25,487 in interest accrued in the fourth quarter of 2006. The number of shares was determined based upon a value of $4.10 per share, the volume weighted average trading price of the shares of our common stock on the NASDAQ Capital Market during the 60 trading days ending on December 29, 2006. In connection with the payment of the loan, the Company terminated its security interest in Mr. Schumacher’s shares of common stock, and released to Mr. Schumacher the remaining 229,782 shares of common stock previously held as collateral.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiaries:

We have audited the consolidated balance sheet of Pressure BioSciences Inc., and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences Inc., and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004) - “Share-Based Payments.”

/s/ UHY LLP
March 24, 2007
Boston, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows of Pressure BioSciences, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pressure BioSciences, Inc. and Subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 (xvi) of the notes to the consolidated financial statements, errors resulting in an understatement of income tax expense and deferred taxes payable relating to discontinued operations and an overstatement of income tax expense and deferred taxes payable relating to other comprehensive income as of and for the year ended December 31, 2005 were discovered by management of the Company during 2006. Accordingly, the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2005 have been restated to reflect corrections to previously reported amounts.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
March 23, 2006, except for Note 2 (xvi), as to which the date is May 22, 2006

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President (Principal Executive Officer) and our Senior Vice President and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our President (Principal Executive Officer) and our Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President (Principal Executive Officer) and our Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Executive Officers

The following table sets forth the names, ages and positions of our current executive officers:

Name	Age	Position
Richard T. Schumacher	56	President, Chief Executive Officer and Director
Edward H. Myles	35	Senior Vice President of Finance and Chief Financial Officer
Edmund Ting, Ph.D.	52	Senior Vice President of Engineering
Nathan P. Lawrence, Ph.D.	52	Vice President of Marketing and Sales
Alexander Lazarev, Ph.D.	42	Vice President of Research and Development

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

Mr. Myles was appointed to serve as Vice President of Finance and Chief Financial Officer on April 3, 2006 and was promoted to the position of Senior Vice President of Finance and Chief Financial Officer on February 12, 2007. Prior to joining Pressure BioSciences, Inc., Mr. Myles served as the controller for EMD Pharmaceuticals, a wholly-owned affiliate of Merck KGaA, from 2003 to 2006. At EMD, Mr. Myles held a wide variety of responsibilities in the areas of accounting and licensing and business development. Prior to EMD Pharmaceuticals, Mr. Myles worked in the health care investment banking group of SG Cowen Securities Corporation from 2002 to 2003. From 2000 to 2002, Mr. Myles was enrolled in the full-time MBA program at Washington University in St. Louis, where he helped co-found Luminomics, an early-stage biotechnology company. Prior to enrolling in graduate school, Mr. Myles was the Corporate Controller of Boston Biomedica, Inc., where he oversaw all financial reporting, accounting, and financial operations. Prior to joining Boston Biomedica, Inc., in 1997 he worked at the accounting firms Price Waterhouse LLP and Coopers & Lybrand LLP where he held positions of increasing responsibility between 1993 and 1997. Mr. Myles became a CPA in 1996, and earned a BSBA, with honors, in accounting and finance from the University of Hartford, and an MBA from Washington University in St. Louis.

Dr. Ting joined as Senior Vice President of Engineering on April 24, 2006. Prior to joining, Dr. Ting served as the Chief Research Officer of Avure Technologies, a leading worldwide manufacturer of high pressure hydrostatic processing equipment for the food and materials processing industry, where he worked from 2001 to 2006. From 1990 to 2001, Dr. Ting was employed by Flow International Corporation, a world leader in the ultrahigh pressure waterjet cutting technology market, and the parent company of Avure Technologies until November 2005. Dr. Ting last held the position of VP of Engineering Research and Development at Flow International Corporation. From 1984 to 1990, Dr. Ting was a research scientist, then a group leader at Grumman Aerospace Corporation. Dr. Ting earned a Bachelor of Science degree in mechanical engineering from Northeastern University and a Science Doctorate in materials science and engineering from the Massachusetts Institute of Technology.

Dr. Lawrence was appointed Vice President of Marketing and Sales on April 1, 2006.  Dr. Lawrence joined Pressure BioSciences Inc. in 2005, serving as Director of Research and Development until his promotion to Vice President of Marketing and Business Development in 2006.  Dr. Lawrence was responsible for the development of protocols based on Pressure Cycling Technology (PCT).  From 2004 through 2005, Dr. Lawrence worked for 454 Life Sciences in product development.  Prior to 454 Life Sciences, Dr. Lawrence was Director of Research and Development for Boston Biomedica, Inc. from 1998-2004.  He was responsible for the development of PCT, as well as the development of nucleic acid-based diagnostic assays.  Prior to joining Boston Biomedica, Inc., Dr. Lawrence held several positions with increasing responsibility in Research and Development and manufacturing at Becton Dickinson and Gene Trak Systems.  Dr. Lawrence holds a BA from the University of Miami, an M.S. from Southern Connecticut State University, and a Ph.D. from Yale University.

Dr. Lazarev was promoted to the position of Vice President of Research and Development, effective March 20, 2007. Prior to his promotion he served as the Company’s Director of Research and Development, since joining the Company on April 3, 2006. Prior to joining Pressure BioSciences, Inc., Dr. Lazarev worked as a Visiting Scientist at the Barnett Institute of Chemical and Biological Analysis at Northeastern University in 2005, and served as a Director of New Technology Development at Proteome Systems, Inc., where he was involved in research and development of innovative proteomic analysis applications from 2001 until early 2006. From 1998 to 2001, Dr. Lazarev was employed as Senior Scientist at the Proteomics Division of Genomic Solutions, Inc. Prior to his employment at Genomic Solutions, Inc., Dr. Lazarev was employed in an analytical contract service startup company, PhytoChem Technologies, Inc., which was founded as a spin-off from ESA, Inc. in 1997. Previously, Dr. Lazarev held various scientific positions at the Ohio State University School of Medicine and the Uniformed Services University of Health Sciences. Most of his scientific career has been dedicated to development of methods and applications for biochemical analysis. Since 2005, Dr. Lazarev has been elected as an Executive Board member of the MASSEP.org, a non-profit scientific discussion forum dedicated to the promotion and improvement of chromatography and other analytical technologies. Dr. Lazarev earned his undergraduate and graduate degrees at the University of Kazan, Russian Federation.

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

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2006 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (a)/(c)

Equity compensation plans approved by security holders (1)	945,500	$3.32	312,800
Equity compensation plans not approved by security holders	0	0	0
Total	945,500	$3.32	312,800

(1)	Includes the following plans: 1994 ISO Stock Option Plan, 1999 Non-Qualified Stock Option Plan, and 2005 Equity Incentive Plan.

The additional information required by this Item 11 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The information required by this Item 12 is hereby incorporated by reference to our definitive proxy statement to be filed within 120 days after the close of our fiscal year.

ITEM 13.	EXHIBITS.

EXHIBIT INDEX

Exhibit No.		Reference
3.1	Amended and Restated Articles of Organization of the Company	A**

3.2	Articles of Amendment to Amended and Restated Articles of Organization of the Company	B**

3.3	Amended and Restated Bylaws of the Company	A**

3.4	Amendment to Amended and Restated Bylaws of the Company	C**

4.1	Specimen Certificate for Shares of the Company’s Common Stock	D

4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1 and 3.2)	A**

4.3	Rights Agreement dated as of February 27, 2003 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	E**

4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between Boston Biomedica, Inc. and Computershare Trust Company, Inc.	F**

10.1	1994 Employee Stock Option Plan*	A**

10.2	1999 Non-Qualified Stock Option Plan*	G**

10.3	1999 Employee Stock Purchase Plan*[Let’s Discuss Deleting This]	G**

10.4	Asset Purchase Agreement dated February 20, 2001, by and between BBI Clinical Laboratories, Inc., Boston Biomedica, Inc., and Specialty Laboratories, Inc.	H**

10.5	Description of Compensation for Certain Directors [Confirm No Changes]	I**

10.6	LLC Membership Interest Purchase Agreement dated June 8, 2004 by and between BBI Source Scientific Inc., Boston Biomedica, Inc., and Source Scientific, LLC.	J**

10.7	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F**

10.8	License Agreement dated as of October 7, 1996 by and between BioMolecular Assays, Inc. and BioSeq, Inc.; and the Company	K**

10.9	Flex Space Office Lease dated May 5, 2005 by and between Saul Holding Limited Partnership and the registrant.	L**

10.10	Letter Agreement dated June 30, 2005 by and between the registrant and Richard T. Schumacher.*	M**

10.11	2005 Equity Incentive Plan.*	N**

10.12	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	O**

10.13	Loan Repayment Agreement with Richard T. Schumacher dated December 29, 2006	P

10.14	Purchase Order with Source Scientific dated April 3, 2006	Q

16	Letter from Weinberg & Co. to the Securities and Exchange Commission dated September 15, 2006	R

23.1	Consent of Independent Registered Public Accounting Firm - UHY LLP	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm - Weinberg & Company	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial and Accounting Officer Certification Pursuant to Item 601(b)(32) of Regulation S-B, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	S**

A	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) filed August 23, 1996 (the “Registration Statement”).
B	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed for the fiscal quarter ended September 30, 2004.
C	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
D	Incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-KSB filed with the Commission on April 22, 2005.
E	Incorporated by reference to Exhibit 4 of the registrant’s Current Report on Form 8-K filed with the Commission March 12, 2003.
F	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission April 16, 2004.
G	Incorporated by reference to the registrant’s proxy statement filed June 14, 1999.
H	Incorporated by reference to the registrant’s Report on Form 8-K filed with the Commission March 8, 2001.
I	Incorporated by reference to Exhibit 10.11 to the registrant’s Annual Report on Form 10-KSB filed with the Commission on April 22, 2005.
J	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission June 16, 2004.
K	Incorporated by reference to the registrant’s amendment to the Registration Statement filed on Form S-1/A on October 8, 1996.
L	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2005.
M	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 7, 2005.
N	Incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-128594) filed with the Commission on September 26, 2005.
O	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.
P	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2006.
Q	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2006.
R	Incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2006.
S	Included as part of Exhibit 32.1 filed herewith.

*	Management contract or compensatory plan or arrangement.
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

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2007	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/ Richard T. Schumacher Richard T. Schumacher	President, Chief Executive Officer (Principal Executive Officer )	March 24, 2007

/s/ Edward H. Myles Edward H. Myles	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer	March 24, 2007

/s/ R. Wayne Fritzsche R. Wayne Fritzsche	Director and Chairman of the Board	March 24, 2007

/s/ J. Donald Payne J. Donald Payne	Director	March 24, 2007

/s/ Calvin A. Saravis, Ph.D. Calvin A. Saravis, Ph. D.	Director	March 24, 2007

/s/ P. Thomas Vogel P. Thomas Vogel	Director	March 24, 2007