Form 10QSB
period 2007-03-31
PRESSURE BIOSCIENCES INC
filed 2007-05-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2007  or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 14, 2007 was 2,065,425.

Transitional Small Business Disclosure Format (check one):
☐ Yes      ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	6

Notes to Consolidated Financial Statements as of March 31, 2007 (Unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. and Item 3A(T). Controls and Procedures	20

PART II - OTHER INFORMATION

Item 6. Exhibits	22

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2007	2006
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,836,656	$5,335,282
Accounts receivable	131,106	37,495
Inventories	69,860	19,658
Investments in marketable securities	1,634,084	2,060,875
Prepaid income taxes	49,487	38,687
Income tax receivable	750,532	710,013
Prepaid expenses, deposits, and other current assets	472,959	246,776

Total current assets	7,944,684	8,448,786

PROPERTY AND EQUIPMENT, NET	214,054	207,696

OTHER ASSETS
Intangible assets, net	364,764	376,922
Assets transferred under contractual arrangements	1,420,996	1,420,996
Total other assets	1,785,760	1,797,918

TOTAL ASSETS	$9,944,498	$10,454,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$296,366	$174,289
Accrued employee compensation	170,128	242,497
Other accrued expenses	160,900	150,978
Income taxes payable	45,962	45,962
Deferred tax liability	546,610	669,520
Deferred revenue	6,288	4,099

Total current liabilities	1,226,254	1,287,345

LONG TERM LIABILITIES
Deferred revenue	10,558	9,126
Liabilities transferred under contractual arrangements	1,420,996	1,042,493
Total long term liabilities	1,431,554	1,051,619

TOTAL LIABILITIES	2,657,808	2,338,964

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares authorized;
2,065,425 shares issued and outstanding	20,654	20,654
Additional paid-in capital	5,459,398	5,347,641
Accumulated other comprehensive income	1,082,459	1,384,876
Retained earnings	724,179	1,362,265

Total stockholders' equity	7,286,690	8,115,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,944,498	$10,454,400

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

REVENUE:
PCT Products, services, other	$37,943	$53,414
Grant revenue	93,678	-
Total revenue	131,621	53,414

COSTS AND EXPENSES:
Cost of PCT products and services	31,654	51,546
Research and development	461,532	258,819
Selling and marketing	256,530	67,379
General and administrative	481,082	689,626
Total operating costs and expenses	1,230,798	1,067,370

Operating loss	(1,099,177)	(1,013,956)

OTHER INCOME (EXPENSE):
Realized gain on securities available for sale	727,473	517,938
Other operating, net	(378,503)	-
Interest income	71,602	108,506
Total other income	420,572	626,444

Loss before income taxes	(678,605)	(387,512)
Income tax benefit	40,519	77,478

Net loss	(638,086)	(310,034)

Net loss per share - basic and diluted	$(0.31)	$(0.13)

Weighted average number of shares used to calculate net loss per share - basic and diluted	2,065,425	2,424,189

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED )
	For the Three Months Ended
	March 31,
Other Comprehensive Loss	2007	2006

Net loss	$(638,086)	$(310,034)

Holding gain	302,146	438,354

Reclassification of unrealized gain to realized gain on securities during the period	(727,473)	(517,938)

Unrealized loss on marketable securities	(425,327)	(79,584)
Income tax benefit related to items
other comprehensive loss	122,910	16,998

Total other comprehensive loss, net of taxes	(302,417)	(62,586)
Comprehensive loss	$(940,503)	$(372,620)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(638,086)	$(310,034)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	35,478	33,843
Non-cash, stock-based, compensation expense	111,757	203,456
Loss recognized from Source Scientific, LLC	378,503	-
Realized gain on sale of marketable securities	(727,473)	(517,938)

Changes in operating assets and liabilities:
Accounts receivable	(93,611)	12,621
Inventories	(50,202)	6,749
Income tax receivable	(40,519)	244,645
Prepaid income taxes	(10,800)	(70,000)
Prepaid expenses, deposits and other current assets	(226,183)	(5,818)
Accounts payable	122,077	64,144
Accrued employee compensation	(72,369)	157,211
Other accrued expenses	9,922	62,807
Deferred revenue	3,621	-
Income taxes payable	-	20,491
Deferred tax liability	-	(219,949)
Net cash used in operating activities	(1,197,885)	(317,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(29,679)	(2,155)
Proceeds from sale of marketable securities	728,938	518,463
Net cash provided by investing activities	699,259	516,308

CASH FLOW FROM DISCONTINUED OPERATIONS:
Cash flows from investing activities	-	1,116,819
Net cash provided by discontinued operations	-	1,116,819

CHANGE IN CASH AND CASH EQUIVALENTS:	(498,626)	1,315,355
Cash and cash equivalents, beginning of period	5,335,282	6,416,772
Cash and cash equivalents, end of period	$4,836,656	$7,732,127

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$10,800	$71,504

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

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

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, (the “Form 10-KSB”) for the fiscal year ended December 31, 2006.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc., PBI Source Scientific, Inc., and PBI BioSeq, Inc.

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, we account for our lease agreements under the operating method. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our Consolidated Statements of Operations. We pay all maintenance costs associated with the instrument during the term of the leases.

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

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from this calculation.

Potentially dilutive securities having a net effect of 139,972 shares were excluded from the calculation for the three months ended March 31, 2007. Potentially dilutive securities having a net effect of 177,879 shares were excluded from the calculation for the three months ended March 31, 2006.

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

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we have utilized for grants of stock options from which we incurred compensation expense during the three months ended March 31, 2007 and March 31, 2006:

Assumptions	Outside Board Members	CEO and other Officers & Employees
Expected Life	5.0	6.0
Expected Volatility	74.6% - 77.9%	88.2% - 92.5%
Risk-Free Interest Rate	4.94%	4.94%
Expected Dividend Yield	0.0%	0.0%

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

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

We recognized stock-based compensation expense of $111,757 for the three months ended March 31, 2007 and $203,456 for the three months ended March 31, 2006. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations for both periods:
	For the Three Months Ended
	March 31,
	2007	2006
Cost of PCT products and services	$2,620	$2,094
Research and development	49,494	22,475
Selling and marketing	15,995	7,888
General and administrative	43,648	170,999
Total stock-based compensation expense	$111,757	$203,456

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. We estimate that our forfeiture rate will approximate 5% for the foreseeable future. As our workforce expands and our business matures we will continue to monitor this rate and consider adjusting our estimate if we feel it is appropriate to do so. The stock option expense recognized for the three months ended March 31, 2007 reflects our estimated forfeiture rate of 5%.

As of March 31, 2007, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $952,715.

Accounting for Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

In accordance with FIN 48, we have analyzed filing positions in all of the federal, state, and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

4)	Investment in Marketable Securities

As of March 31, 2007, we held 352,934 shares of common stock of Panacos Pharmaceuticals Inc. (“Panacos”), a publicly traded company listed on the NASDAQ Global Market. We account for this investment in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale. On March 31, 2007, our balance sheet reflected the fair value of our investment in Panacos to be approximately $1.6 million, based on the closing price of Panacos shares of $4.63 per share on that day. The carrying value of our investment in Panacos common stock held will change from period to period based on the closing price of the common stock of Panacos, and the number of shares we hold, as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis in Comprehensive Income or Loss.

5)	Assets and Liabilities Transferred Under Contractual Arrangements

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
AS OF MARCH 31, 2007

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

During the three months ended March 31, 2007, Source Scientific, LLC reported a net loss of approximately $483,000. In accordance with SAB Topic 5E we have recorded a charge in our Consolidated Statement of Operations equal to the net book value on our Consolidated Balance Sheet of $378,503. SAB Topic 5E requires that we recognize the losses of Source Scientific, LLC to the extent such losses exceed profits in the same fiscal year. In accordance with SAB Topic 5E, we have reduced our net carrying value of our investment in Source Scientific, LLC to zero as of March 31, 2007.

During the three months ended March 31, 2007, total purchases from Source Scientific, LLC by us amounted to $100,299. During the same period in 2006, total purchases from Source Scientific, LLC by us amounted to $4,359. These purchases were for services in connection with the design and manufacture of our Barocycler instrumentation. All of our purchases from Source Scientific, LLC are negotiated as arms length transactions and paid through our normal accounts payable process. As of March 31, 2007, we had accounts payable to Source Scientific, LLC of $96,595 and deposits receivable of $344,000. As of December 31, 2006, we had accounts payable to Source Scientific, LLC of $38,605 and deposits receivable of $168,000.

6)	Inventories

Inventories represented are comprised of Barocycler instruments, PULSE Tubes, and purchased sub-components to be used in the manufacture of Barocycler instruments. As of March 31, 2007 and December 31, 2006, inventories were comprised as follows:

	March 31,	December 31,
	2007	2006
Raw materials	$41,618	$3,158
Finished goods	28,242	16,500
Total	$69,860	$19,658

7)	Commitments

Royalty Commitments

In 1998, we acquired all the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the revenues related to units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the three months ended March 31, 2007 was approximately $2,100. The royalty obligation that we accrued and paid for the same period in 2006 was $2,500.

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

Operating Leases

On April 9, 2007, we extended our sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period was extended through August 31, 2007 and the monthly rent was increased to $3,200 for the use of these facilities.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period will expire on May 31, 2007, and will continue on a month-to-month basis thereafter. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force in 2007. This purchase order is in addition to the 20 units on order under the previously placed purchase order with Source Scientific. In connection with each of these purchase orders, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of these agreements, we expect that the units will be completed during 2007. We will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of March 31, 2007, Source Scientific completed and billed us for seven units under the first purchase order.

8)	Stockholders’ Equity

Stock Options

On September 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of common stock were reserved for the issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, our board of directors has authority to grant stock options or other equity awards to employees, officers, directors, consultants, and advisors. As of March 31, 2007, there were 790,000 stock options granted and outstanding under the 2005 Equity Incentive Plan and 210,000 shares available for future grants.

We also have 244,000 stock options outstanding under our 1999 Non-Qualified Plan and 9,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of March 31, 2007, there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan. The 1994 Incentive Stock Option Plan has expired; therefore, there are no shares available for future grants under this plan.

The following tables summarize information concerning options outstanding and exercisable as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Contractual Life	Exercise Price	Number of Options	Contractual Life	Exercise Price
$2.50 - $2.70	159,000	5.4	$2.64	159,000	5.4	$2.64
2.71 - 3.08	343,000	7.4	2.96	209,000	6.9	2.98
3.09 - 3.97	414,500	9.1	3.70	65,630	8.4	3.70
3.98 - 4.25	127,000	8.6	4.05	127,000	8.6	8.63

$2.50 - $4.25	1,043,500	7.9	3.34	560,630	7.0	3.21

PRESSURE BIOSCIENCES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007

	Stock Options
		Weighted		Weighted
		Average price		Average price
	Shares	per share	Exercisable	per share
Balance outstanding, 12/31/2006	945,500	$3.32	524,000	$3.17

Granted	98,000	3.51
Exercised	-
Expired	-
Forfeited	-
Balance outstanding, 3/31/2007	1,043,500	$3.34	560,630	$3.21

The aggregate intrinsic value of options outstanding as of March 31, 2007 was $876,540. The aggregate intrinsic value of options exercisable as of March 31, 2007 was $543,811.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

- our plans and expectations with respect to our pressure cycling technology (PCT) operations;
- potential growth in the market for our PCT products;
- market acceptance and the potential for commercial success of our PCT products;
- our belief that PCT provides a superior solution for sample extraction;
- the potential applications for PCT;
- our plans to expand our domestic sales force and our foreign distribution network;
- the potential results of our experiments funded with SBIR Phase I grants;
- our belief that we will complete the divesture of Source Scientific, LLC during the second quarter of 2007
- our belief that we have sufficient liquidity to finance operations based upon current projections;
- our intent to sell our shares of Panacos Pharmaceuticals and the timing thereof;
- the amount of cash necessary to operate our business;
- our ability to raise additional capital when and if needed;
- general economic conditions; and
- the anticipated future financial performance and business operations of our Company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in the report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition or Plan of Operation for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB, for the year ended December 31, 2006.

OVERVIEW

We are an early-stage life sciences company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules.

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

On March 27, 2007, we announced our 2007 PCT Product Line commercialization plan. This plan includes the expansion of our domestic sales force from one full-time, sales director in 2006 to five by June 30, 2007. In addition to a planned increase in our domestic sales force, our commercialization plan also includes expanding our foreign distribution network in an effort to commercialize PCT globally in 2008. In support of this commercialization plan we also increased the number of Barocycler NEP3229’s that we had on order with Source Scientific, LLC from 20 to 40 units; we expect all 40 units will be available for sale in 2007. Additionally, we announced that we had developed a light-weight, more portable model for use on a demonstration basis. We subsequently announced that this demonstration unit will also be launched as a product (Barocycler NEP2320) that would be available for sale by September 2007.

If we are successful commercializing our technology in the sample preparation market, we believe that our financial results will be positively effected by a combination of the sale and lease of our Barocycler instruments and a recurring revenue stream from the sale of our single-use PULSE Tubes.

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

Another source of revenue is derived from the sale of extended service contracts on our instrumentation. These extended service contracts allow a customer who purchases a Barocycler NEP3229, or an NEP2320, to receive on-site scheduled preventative maintenance, on-site repair and replacement of all worn or defective component parts, and telephone support, all at no incremental cost, for the life of the service contract.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenue

We recognized revenue of $131,621 for the three months ended March 31, 2007, as compared to $53,414 for the three months ended March 2006.

Revenue for the sale of PCT products and services was $37,943 for the three months ended March 31, 2007 as compared to $53,414 for the same period in the prior year. During both periods we recognized revenue from the sale of one Barocycler NEP3229 instrument and PULSE Tubes. During the first quarter of 2006 we also sold various sub-component parts for our Barocycler instrumentation. During the first quarter of 2007 we did not sell any sub-component parts however we did record rental revenue from two instruments under lease agreement.

During the first quarter of 2007 we recorded $93,678 of grant revenue. All of this revenue was billed pursuant to our SBIR Phase 1 grant for the extraction and subsequent study of organelles. During the first quarter of 2006 we did not record any grant revenue.

Cost of PCT Products and Services

The cost of PCT products and services was $31,654 for the three months ended March 31, 2007 compared to $51,546 for the comparable period in 2006. The decrease in cost of PCT products and services is due primarily to the decrease in product revenue. Also contributing to our decreased cost of PCT products and services is fact that we now account for the majority of our technical services departmental costs as part of selling and marketing to reflect the shift in departmental activities.

Included in the cost of PCT products and services for the three months ended March 31, 2007 is $2,620 non-cash, stock-based compensation expense that we recognized in accordance with SFAS 123R. The same period in the prior year included $2,094 of compensation expense associated with SFAS 123R.

We expect that our future gross profit will continue to be favorably impacted by grant revenue. Additionally, we anticipate an expansion of our product gross margins from increasing sales of Barocycler units and PULSE Tubes if we are successful commercializing PCT.

Research and Development

Research and development expenditures increased to $461,532 in the first quarter of 2007 as compared to $258,819 in the same period in 2006. This increase in research and development expense is due primarily to our growth in research and development staff from five full-time employees to eight full-time employees. Also contributing to the increased costs is the increased number of scientific experiments our staff is managing within our own laboratories. This increase in headcount and project spending is consistent with our strategy to continue to evaluate and potentially offer new applications of PCT within the life sciences sample preparation field.

Research and development expense recognized in the first quarter of 2007 and 2006 included $49,494 and $22,474, respectively, of non-cash, stock-based compensation expense associated with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future periods as we continue to hire additional scientific personnel.

Consistent with our strategy, we plan to continue to add research and development personnel to our staff. We believe that expanding the number and the scope of research and development projects being performed by our internal staff, and by our collaborators, will have a direct effect on the number of application notes developed and published by our own researchers, and by our collaboration partners. We are also investing research and development resources on the continued improvement of the operating performance of our current bench top Barocycler, including the re-engineering of several key component parts, as well as the design and development of additional Barocycler instruments. One recent example of our engineering investment is our introduction of the Barocycler NEP2320 as a demonstration unit for our sales force and as a product that will be available for sale by September 2007.

Selling and Marketing

Selling and marketing expenses increased to $256,530 for the three months ended March 31, 2007 from $67,379 for the comparable period in 2006. This increase was the result of our growth from one selling and marketing employee in the first quarter of 2006 to four in the first quarter of 2007. In addition to increasing our staff we have also increased our spending on several marketing programs to support our commercialization plan.

During the first quarter of 2007 and 2006, selling and marketing expense included $15,995 and $7,888, respectively, of non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R. We expect SFAS 123R expense to increase in future quarters as we continue to hire our domestic sales force and award stock options to these employees.

We expect to continue our increased focus on selling and marketing activities for the remainder of 2007 to drive our commercialization plan. Consistent with our plans, we intend to hire three additional domestic sale directors in the second quarter. We also plan to continue our expansion of our advertising and marketing programs to further raise awareness of PCT within the scientific community.

General and Administrative

General and administrative costs totaled $481,082 for the three months ended March 31, 2007, as compared to $689,626 for the comparable period in 2006. Our general and administrative costs for 2006 included $170,999 of SFAS 123R expense as compared to $43,648 in the first quarter of 2007. This decrease in SFAS 123R expense was due to the decision by the Board of Directors not to award themselves their annual stock options during 2007. The stock options awarded to the Board of Directors during the first quarter of 2006 resulted in the recognition of $159,438 of SFAS 123R expense. The results for the first quarter of 2006 also included the expense recorded for the payment of a bonus of $150,000, to Richard T. Schumacher, our President and CEO, in recognition of his 2005 performance. Beginning in the first quarter of 2007, we accrue a target bonus award of approximately $30,000 for our entire senior executive management team, on a quarterly basis. This amount will be adjusted in the fourth quarter based on our compensation committee’s decision on the amount of bonuses to award, if any. Aside from these items our general and administrative costs increased due to the increase in general and administrative headcount from one full-time employee in the first quarter of 2006 to four in the first quarter of 2007.

We expect that general and administrative spending for the rest of 2007 will be slightly higher on a quarterly basis than in the current quarter. These increases will be driven primarily by a continued increase in spending on investor relations programs and spending required to conform to section 404 of the Sarbanes-Oxley Act.

Operating Loss

Our operating loss was $1,099,177 for the three months ended March 31, 2007 as compared to an operating loss of $1,013,956 for the comparable period in 2006. The increase in operating loss was primarily the result of increases in activities within our research and development and selling and marketing functions, partially offset by our increase in revenue and a decrease in general and administrative expense and non-cash, stock-based compensation expense associated with SFAS 123R.

The operating loss from continuing operations for the three months ended March 31, 2007 included $111,757 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2006 included $203,456 of SFAS 123R expense.

We plan to continue to increase our level of activity in all areas of our business, particularly sales and marketing and research and development, for the remainder of 2007. Consequently we expect our operating loss for 2007 to exceed that of 2006.

Gain on Sale of Securities

In the three months ended March 31, 2007, we sold 161,000 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $727,473. During the same period in 2006 we sold 57,900 shares of Panacos Pharmaceuticals and realized gain on securities sold of $517,938. We expect to sell additional shares of Panacos Pharmaceuticals during 2007 to increase our cash position for continued investment into our pressure cycling technology.

Other Operating (Charges), net

During the first quarter of 2007 Source Scientific, LLC reported a loss of approximately $483,000. In accordance with the provisions of SEC SAB Topic No. 5E we recorded a charge to “Other operating, net” of $378,503, to reduce our net carrying value in Source Scientific, LLC to zero as of March 31, 2007. During the same period in 2006, Source Scientific, LLC recognized a profit of approximately $100,000, which, pursuant to the provisions of SAB Topic 5E, we did not record.

We expect to complete our divestiture of the Source Scientific, LLC business during the second quarter. If we are successful completing this divestiture we will write-off the “Assets transferred under contractual arrangements” and “Liabilities transferred under contractual arrangements”, and recognize any proceeds from the sale as a gain.

Interest Income

Interest income totaled $71,602 for the three months ended March 31, 2007 as compared to interest income of $108,506 in the prior year period. The decrease in interest income is due to a lower average cash balance.

Income Taxes

In the quarter ended March 31, 2007, we recorded a tax benefit from continuing operations of $40,519. During the same period in 2006, we recorded a benefit of $77,478. The unfavorable change in benefit rate in 2007 as compared to 2006 was consistent with our expectations and was due to a significant reduction in Federal Income Tax carry-back, against which we can apply current operating losses. We expect to record a total benefit of approximately $230,000 during 2007, due to our Federal Income Tax carry-back position. Our benefit rate was also unfavorably impacted by the difference in treatment of the loss from Source Scientific, LLC for tax purposes as compared to accounting purposes.

Net Loss

For the quarter ended March 31, 2007, we realized a net loss of $638,086 compared to a net loss of $310,034 for the same period in 2006. The increase in loss was due to the many factors described above including, increases in research and development and selling and marketing expenses to support our business plan, a charge of $378,503 related to the net loss recorded by Source Scientific, LLC and an unfavorable change in our income tax benefit rate, all partially offset by an increase in gain from the sale of Panacos Pharmaceuticals shares, an increase in revenue and a decrease in general and administrative costs.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2007, our working capital position was $5,630,956, the primary components of which were cash and cash equivalents, accounts receivable, income taxes receivable, and prepaid expenses and deposits, partially offset by accounts payable, accrued employee compensation, other accrued expenses, and accrued income taxes. Working capital excludes our investment in Panacos Pharmaceuticals and the related deferred tax liability. As of December 31, 2006, our working capital balance was $5,770,086, the primary components of which were cash and cash equivalents, income taxes receivable and prepaid expenses and deposits. This decrease in working capital of $139,130 was the result of our operating losses and increases in our current assets to support our growth, partially offset by proceeds from the sale of 161,000 shares of Panacos Pharmaceuticals of $728,938. We expect to continue to fund our operating losses from our working capital balance and by liquidating our investment in Panacos Pharmaceuticals.

Net cash used in continuing operations for the three months ended March 31, 2007 was $1,197,885 as compared to net cash used in continuing operations of $317,772 for the three months ended March 31, 2006. The cash used in operations for the three months ended March 31, 2007 included our net loss, an increase in accounts receivable, inventory, income taxes receivable, prepaid income taxes, and prepaid expenses and deposits, all partially offset by an increase in accounts payable. We expect to continue to use cash in continuing operations for the foreseeable future.

Net cash provided by investing activities for the three months ended March 31, 2007 was $699,259 as compared to cash provided of $516,308 for the same period in the prior year. The cash generated in the first quarter of 2007 was entirely from the sale of 161,000 shares of Panacos common stock, partially offset by purchases of fixed assets of approximately $29,000. The cash generated in the same period in 2006 was entirely from the sale of 57,900 shares of Panacos common stock, also partially offset by purchases of fixed assets. We will continue to monitor the market price of Panacos common stock with the intent of liquidating our position at what we consider to be favorable terms. We expect that our investment in fixed assets will increase in future quarters as we continue to increase our staff and operating facilities.

For the three months ended March 31, 2007 there were no cash flows from discontinued operations. For the same period in 2006 we received approximately $1.1 million as the final escrow payment from the sale of the Boston Biomedica, Inc., core business units in September 2004.

COMMITMENTS

Royalty Commitments

In 1998, we acquired all the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the revenues related to units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the three months ended March 31, 2007 was approximately $2,100. The royalty obligation that we accrued and paid for the same period in 2006 was $2,500.

Operating Leases

On April 9, 2007, we extended our sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period was extended through August 31, 2007 and the monthly rent was increased to $3,200 for the use of these facilities.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period will expire on May 31, 2007, and will continue on a month-to-month basis thereafter. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 additional Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force in 2007. This purchase order is in addition to the 20 units on order under the previously placed purchase order with Source Scientific. In connection with each of these purchase orders, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of these agreements, we expect that the units will be completed during 2007. We will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of March 31, 2007, Source Scientific completed and billed us for seven units under the first purchase order.

RECENT ACCOUNTING STANDARDS

Accounting for Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, we have analyzed filing positions in all of the federal, state and other jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for all federal, state and other jurisdictions are the 2003 through 2005 tax years. We do not believe there are any tax positions that would increase within the next twelve-month period. Therefore, no reserves for uncertain income tax positions have been recorded and we did not record a cumulative effect adjustment related to the adoption of FIN 48.

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

ITEM 3. AND ITEM 3A(T). CONTROLS AND PROCEDURES

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits		Reference

10.1	Extension of Sub-Lease Agreement with Proteome Systems, Inc	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCE, INC.

Date: May 15, 2007	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer & Treasurer (Principal Executive Officer)

By:	/s/ Edward H. Myles
Edward H. Myles
Senior Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer)