Form 10QSB
period 2007-06-30
PRESSURE BIOSCIENCES INC
filed 2007-08-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2007  or

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

02379-1040
(Zip Code)

(508) 580-1818
(Issuer’s Telephone Number, Including Area Code)

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 8, 2007 was 2,065,425.

Transitional Small Business Disclosure Format (check one):
☐ Yes      ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	4

Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	6

Notes to Consolidated Financial Statements as of June 30, 2007	7

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. and Item 3A(T). Controls and Procedures	24

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits	25

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements
PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
ASSETS	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$6,803,674	$5,335,282
Accounts receivable	75,647	37,495
Inventories	238,831	19,658
Prepaid income taxes	56,863	38,687
Income tax receivable	723,802	710,013
Prepaid expenses, deposits, and other current assets	326,264	246,776
Investments in marketable securities	-	2,060,875
Total current assets	8,225,081	8,448,786

PROPERTY AND EQUIPMENT, NET	241,286	207,696

OTHER ASSETS
Intangible assets, net	352,606	376,922
Assets held for sale	-	1,420,996
Total other assets	352,606	1,797,918

TOTAL ASSETS	$8,818,973	$10,454,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$351,055	$174,289
Accrued employee compensation	263,712	242,497
Other accrued expenses	148,270	150,978
Income taxes payable	43,339	45,962
Deferred taxes	186,010	669,520
Deferred revenue	18,823	4,099
Total current liabilities	1,011,209	1,287,345

LONG TERM LIABILITIES
Deferred revenue	11,778	9,126
Liabilities held for sale	-	1,042,493
Total long term liabilities	11,778	1,051,619

TOTAL LIABILITIES	1,022,987	2,338,964

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares authorized; 2,065,425 shares issued and outstanding	20,654	20,654
Additional paid-in capital	5,500,234	5,347,641
Accumulated other comprehensive income	-	1,384,876
Retained earnings	2,275,098	1,362,265

Total stockholders' equity	7,795,986	8,115,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,818,973	$10,454,400

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUE:
PCT Products, services, other	$136,355	$28,783	$174,297	$82,197
Grant revenue	65,772	-	159,451	-
Total revenue	202,127	28,783	333,748	82,197

COSTS AND EXPENSES:
Cost of PCT products and services	57,629	47,104	89,282	98,650
Research and development	538,015	401,500	999,547	660,319
Selling and marketing	350,823	128,005	607,354	195,384
General and administrative	624,462	595,481	1,105,544	1,285,107
Total operating costs and expenses	1,570,929	1,172,090	2,801,727	2,239,460

Operating loss from continuing operations	(1,368,802)	(1,143,307)	(2,467,979)	(2,157,263)

OTHER INCOME:
Realized gain on securities available for sale	1,301,247	-	2,028,720	517,938
Interest income	80,482	109,287	152,084	217,792
Total other income	1,381,729	109,287	2,180,804	735,730

Income (loss) from continuing operations before income taxes	12,927	(1,034,020)	(287,175)	(1,421,533)
Income tax benefit from continuing operations	3,516	219,759	44,035	297,237

Income (loss) from continuing operations	16,443	(814,261)	(243,140)	(1,124,296)

DISCONTINUED OPERATIONS:
Gain on sale of net assets related to discontinued operations (net of income tax of $218,060)	1,534,476	-	1,155,973	-
Net Income (loss)	$1,550,919	$(814,261)	$912,833	$(1,124,296)

Income (loss) per share from continuing operations - basic	$0.01	$(0.34)	$(0.12)	$(0.46)
Income per share from discontinued operations - basic	0.74	-	0.56	-
Net income (loss) per share - basic	$0.75	$(0.34)	$0.44	$(0.46)

Income (loss) per share from continuing operations - diluted	$0.01	$(0.34)	$(0.12)	(0.46)
Income per share from discontinued operations - diluted	0.67	-	0.56	-
Net income (loss) per share - diluted	$0.68	$(0.34)	$0.44	$(0.46)

Weighted average number of shares used to calculate income (loss) per share - basic	2,065,425	2,426,167	2,065,425	2,425,183
Weighted average number of shares used to calculate income (loss) per share - diluted	2,296,930	2,426,167	2,065,425	2,425,183

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Other Comprehensive Income (loss)	2007	2006	2007	2006

Net income (loss)	$1,550,919	$(814,261)	$912,833	$(1,124,296)

Holding (gain) loss	(329,625)	(1,048,929)	(27,479)	(610,575)
Reclassification of unrealized gain to realized gain on securities during the period	(1,301,247)	-	(2,028,720)	(517,938)

Unrealized loss on marketable securities	(1,630,872)	(1,048,929)	(2,056,199)	(1,128,513)
Income tax benefit related to items of other comprehensive loss	548,413	422,202	671,323	439,200

Total other comprehensive loss, net of taxes	(1,082,459)	(626,727)	(1,384,876)	(689,313)
Comprehensive income (loss)	$468,460	$(1,440,988)	$(472,043)	$(1,813,609)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$912,833	$(1,124,296)
Less: Gain on sale of discontinued operations	(1,155,973)	-
Loss from continuing operations	$(243,140)	$(1,124,296)

Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	77,933	68,335
Non-cash, stock-based compensation expense	152,593	447,410
Loss on disposal of property and equipment	-	42,781
Realized gain on sale of marketable securities	(2,028,720)	(517,938)

Changes in operating assets and liabilities:
Accounts receivable	(38,152)	56,325
Inventories	(219,173)	11,818
Income tax receivable	(13,789)	24,886
Prepaid income taxes	(18,176)	(86,075)
Prepaid expenses, deposits and other current assets	(79,488)	(203,445)
Accounts payable	176,766	48,230
Accrued employee compensation	21,215	55,079
Other accrued expenses	(28,441)	137,437
Deferred revenue	17,376	-
Income taxes payable	(2,623)	20,491
Deferred taxes	(32,050)	(219,949)
Net cash used in operating activities	(2,257,869)	(1,238,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(87,207)	(10,304)
Proceeds from sale of marketable securities	2,033,397	518,463
Net cash provided by investing activities	1,946,190	508,159

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	5,400
Net cash provided by financing activities	-	5,400

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from investing activities	1,780,071	1,116,160
Net cash provided by discontinued operations	1,780,071	1,116,160

CHANGE IN CASH AND CASH EQUIVALENTS:	1,468,392	390,808
Cash and cash equivalents, beginning of period	5,335,282	6,416,772
Cash and cash equivalents, end of period	$6,803,674	$6,807,580

SUPPLEMENTAL INFORMATION:
Income Taxes Paid	$20,800	$86,075

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

1)	Organization and Business Activities

Pressure BioSciences, Inc. (“PBI”) is a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 5 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of enzymes, immunodiagnostics, and protein purification.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB, (the “Form 10-KSB”) for the fiscal year ended December 31, 2006.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries, PBI Biotech Research Laboratories, Inc., PBI BioSeq, Inc., and PBI Source Scientific, Inc.

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

 Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition ("SAB 104"). Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed to the customer; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Our current instrument, the Barocycler NEP3229 requires a basic level of instrumentation expertise to set-up for initial operation. In order to support a favorable first experience for our customers, we send a technical representative to the customer site to “commission” every NEP3229 that we sell. The “commissioning” process includes uncrating and setting up the instrument and conducting an introductory user training course. Product revenue related to current Barocycler instrumentation is generally recognized upon the “commissioning” of our instrumentation at the customer location. Product revenue related to disposable PULSE Tubes is recorded upon shipment through a common carrier.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

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

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments. Debt securities purchased with original maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

Computation of Income (Loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from this calculation. The following table illustrates our computation of income (loss) per share for the three and six months ended June 30, 2007 and June 30, 2006.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations - basic and diluted	$16,443	$(814,261)	$(243,140)	$(1,124,296)

Demoninator:
Weighted Average Shares Outstanding, basic	2,065,425	2,426,167	2,065,425	2,425,183

Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	231,505	-	-	-

Weighted Average Shares Outstanding, diluted	2,296,930	2,426,167	2,065,425	2,425,183

Income (loss) per share from continuing operations - basic	$0.01	$(0.34)	$(0.12)	$(0.46)

Income (loss) per share from continuing operations - diluted	$0.01	$(0.34)	$(0.12)	$(0.46)

Shares excluded from calculations	-	79,602	169,076	106,437

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

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

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we have utilized for grants of stock options from which we incurred compensation expense during the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006:

	Outside Board	CEO and other
Assumptions	Members	Officers & Employees
Expected life	5.0 (yrs)	6.0 (yrs)
Expected volatility	74.6% - 77.9%	70.5% - 92.5%
Risk-Free interest rate	4.63% - 4.94%	4.63% - 4.94%
Expected dividend yield	0.0%	0.0%

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

We recognized stock-based compensation expense of $40,838 and $243,955 for the three months ended June 30, 2007 and 2006, respectively. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations:

	Three Months Ended, June 30,
	2007	2006
Cost of PCT products and services	$367	$2,620
Research and development	14,934	43,991
Selling and marketing	3,498	11,761
General and administrative	22,039	185,583
Total stock-based compensation expense	$40,838	$243,955

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

We recognized stock-based compensation expense of $152,593 and $447,410 for the six months ended June 30, 2007 and 2006, respectively. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations:

	Six Months Ended, June 30,
	2007	2006
Cost of PCT products and services	$2,987	$4,714
Research and development	64,428	65,616
Selling and marketing	19,492	20,499
General and administrative	65,686	356,581
Total stock-based compensation expense	$152,593	$447,410

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. We estimate that our forfeiture rate will approximate 5% for the foreseeable future. As our workforce expands and our business matures we will continue to monitor this rate and consider adjusting our estimate if we feel it is appropriate to do so. The stock option expense recognized for the three and six months ended June 30, 2007 reflects our estimated annual forfeiture rate of 5% for all of our unvested options outstanding.

As of June 30, 2007, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $783,184

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

Fair Value Measurements

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 establishes a formal framework for measuring fair value under GAAP and expands on disclosure of fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, “Share-Based Payment” and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

4)	Investment in Marketable Securities

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

As of June 30, 2007, we had no remaining shares of common stock of Panacos Pharmaceuticals Inc. (“Panacos”), a publicly traded company listed on the NASDAQ Global Market. During the six months ended June 30, 2007 we sold 513,934 shares to generate a realized gain of $2,028,720. During the three months ended June 30, 2007 we sold 352,934 shares to generate a realized gain of $1,301,247. Total proceeds generated from the sale of our Panacos shares totaled $2,033,397 for the six months ended June 30, 2007.

5)	Discontinued Operations

In June 2004, we transferred certain assets and liabilities of our PBI Source Scientific, Inc. subsidiary to a newly formed limited liability company known as Source Scientific, LLC. At the time of the transfer, we owned 100% of the ownership interests of Source Scientific, LLC. We subsequently sold 70% of our ownership interests of Source Scientific, LLC to Mr. Richard Henson and Mr. Bruce A. Sargeant pursuant to a purchase agreement (the “Source Scientific Agreement”). As a result of the sale of 70% of our ownership interests, Mr. Henson and Mr. Sargeant each owned 35% and we owned the remaining 30% of Source Scientific, LLC. Under the Source Scientific Agreement, we received notes receivable in the aggregate amount of $900,000 (the “Notes”) payable at the end of three years bearing 8% interest. The Source Scientific Agreement offered Mr. Henson and Mr. Sargeant the option (“the Option”) to purchase our 30% ownership interest in Source Scientific, LLC until May 31, 2007, at an escalating premium (10-50%) over our initial ownership value, provided that they first paid off the Notes in their entirety.

On May 29, 2007, we executed a consent agreement with Mr. Henson and Mr. Sargeant, Source Scientific LLC and BIT Analytical Instruments, Inc. (“the Consent Agreement”) pursuant to which the Notes were repaid in full in the aggregate amount of $1,201,534 in principal and interest, and Mr. Henson and Mr. Sargeant exercised their Option (through BIT Analytical Instruments, Inc.) to purchase our remaining 30% ownership interest in Source Scientific, LLC for an aggregate price of $578,573. As a result of these transactions we no longer retain any direct or indirect ownership interest in Source Scientific, LLC.

The execution of these transactions, and receipt of the funds, triggered our recognition of a gain on the sale of assets related to discontinued operations of $1,534,476, net of income taxes of $218,060, during the three months ended June 30, 2007.

During the three and six months ended June 30, 2007, total purchases from Source Scientific, LLC by us amounted to $289,754 and $389,983, respectively. These purchases were for services in connection with the design and manufacture of our Barocycler instrumentation. All of our purchases from Source Scientific, LLC are paid through our normal accounts payable process. As of June 30, 2007, we had accounts payable to Source Scientific, LLC of $113,045 and deposits receivable of $216,000.

6)	Inventories

Inventories represented are comprised of Barocycler instruments, PULSE Tubes, and purchased sub-components to be used in the manufacture of Barocycler instruments. As of June 30, 2007 and December 31, 2006, inventories were comprised as follows:

	June 30,	December 31,
	2007	2006
Raw materials	$22,024	$3,158
Finished goods	216,807	16,500
Total	$238,831	$19,658

7)	Commitments

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

Royalty Commitments

In 1998, we acquired all of the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the revenues related to Barocycler units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the three and six months ended June 30, 2007 was $6,403 and $8,503, respectively. The royalty obligation that we accrued and paid for the three and six months ended June 30, 2006 was $1,392 and $3,892, respectively.

Operating Leases

On April 9, 2007, we extended our sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period was extended through August 31, 2007 and the monthly rent was increased to $3,200 for the use of these facilities. After August 31, 2007 the lease will continue through the end of 2007 on a month-to-month basis.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period expired on May 31, 2007, and is currently on a month-to-month basis. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force in 2007. This purchase order is in addition to the 20 units on order under the previously placed purchase order (April 2006) with Source Scientific. In connection with each of these purchase orders, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of these purchase orders, we expect that the units will be completed during 2007. We will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of June 30, 2007, Source Scientific completed and billed us for 18 units under the first purchase order.

In June 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 40 Barocycler NEP2320 units. In connection with this purchase order we submitted a deposit, in July, 2007 for $140,000. In accordance with the terms of this purchase order, we expect that the units will be completed during 2007 and early 2008. We will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of June 30, 2007 we have not been billed for any of these units.

8)	Stockholders’ Equity

Stock Options

On September 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of common stock were reserved for the issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, our board of directors has authority to grant stock options or other equity awards to employees, officers, directors, consultants, and advisors. As of June 30, 2007, there were 806,000 stock options granted and outstanding under the Plan and 194,000 shares available for future grants.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007

We also have 244,000 stock options outstanding under our 1999 Non-Qualified Plan and 9,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of June 30, 2007, there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan. The 1994 Incentive Stock Option Plan has expired; therefore, there are no shares available for future grants under this plan.

The following tables summarize information concerning options outstanding and exercisable as of June 30, 2007:

	Stock Options
		Weighted		Weighted
		Average price		Average price
	Shares	per share	Exercisable	per share
Balance outstanding, 12/31/2006	945,500	$3.32	524,000	$3.17

Granted	134,000	3.83
Exercised	-
Expired	-
Forfeited	(20,000)	3.51
Balance outstanding, 6/30/2007	1,059,500	$3.38	666,833	$3.22

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$2.50	-	$2.70	159,000	5.2	$2.64	159,000	5.2	$2.64
2.71	-	3.08	343,000	7.2	2.96	276,333	7.0	2.97
3.09	-	3.95	394,500	8.8	3.71	104,500	8.4	3.76
3.96	-	5.44	163,000	8.7	4.19	127,000	8.4	4.05
$2.50	-	$5.44	1,059,500	7.7	$3.38	666,833	7.0	$3.22

The aggregate intrinsic value of options outstanding as of June 30, 2007 was $1,557,465. The aggregate intrinsic value of options exercisable as of June 30, 2007 was $1,086,938.

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
- our belief that PCT provides a superior solution for sample preparation;
- the potential applications for PCT;
- our plans to expand our domestic sales force and our foreign distribution network;
- the potential results of our experiments funded with SBIR Phase I grants;
- our belief that we have sufficient liquidity to finance operations based upon current projections;
- our expectations as to future gross profit;
- our intention to add research and development personnel to our staff and the potential impact that such staff may have on our efforts to develop and commercialize PCT;
- our expectations regarding our expenses, financial results, and certain accounting and tax matters;
- our reliance on Source Scientific, LLC as a supplier of our PCT instrumentation and certain engineering expertise for future product development;

- the amount of cash necessary to operate our business;
- our ability to raise additional capital when and if needed;
- general economic conditions; and
- the anticipated future financial performance and business operations of our Company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  Factors that could cause or contribute to differences in our future financial results include those discussed in the risk factors set forth in Item 6 of our Annual Report on Form 10-KSB for the year ended December 31, 2006, as well as those discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis or Plan of Operation for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

OVERVIEW

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater), often at controlled temperatures, to rapidly and repeatedly control the interactions of bio-molecules.

Our instrument, the Barocycler, and our disposable processing vials, PULSE (Pressure Used to Lyse Samples for Extraction) Tubes, together make up the PCT Sample Preparation System (“PCT SPS”).

Our pressure cycling technology employs a unique approach that has the potential for broad applications in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic and small molecule studies;
-	control of chemical (particularly enzymatic) reactions;
-	protein purification;
-	pathogen inactivation;
-	immunodiagnostics;
-	DNA sequencing; and
-	food safety.

Since we began significant operations as Pressure BioSciences in February 2005, we have been focusing substantially all of our research and development and commercialization efforts on sample preparation for genomic, proteomic, and small molecule studies.

On March 27, 2007, we announced our 2007 PCT Product Line commercialization plan. Since that time we have taken a number of important steps that not only support our commercialization plan but also position our company to drive toward successful achievement of our long-term objectives. Selected milestones are illustrated below:

-
The unveiling of the Barocycler NEP2320, a smaller, more compact version of our Barocycler NEP3229. The NEP2320 was initially developed as a demonstration unit for our sales staff; however, favorable market feedback prompted us to launch this instrument as a separate product for sale. We subsequently placed an order for 40 NEP2320 units to be delivered in late 2007 and early 2008.

-
Receipt of approval to CE Mark our Barocycler NEP3229 instrument. The CE Mark on our instrumentation is an important step towards our plan to launch the PCT product line in Europe and other geographic regions in 2008.

-	Completion of the divestiture of Source Scientific, LLC and the receipt of $1,780,071 as payment in full for all of our ownership interests in the company.

-
Development of a novel, potentially revolutionary method for the safe, rapid, efficient, and reproducible extraction of proteins from lipid-rich samples, including adipose and brain tissues, organelles, and membrane preparations, without the use of potentially harmful detergents. This patent-pending method combines the use of our pressure cycling technology with certain organic solvents.

-
The launch of our first pressure cycling technology (PCT)-dependent research-use only kit, ProteoSolveLRS, which is intended to help the thousands of scientists worldwide working in the fields of obesity and obesity-related diseases who have the difficult task of extracting proteins from lipid-rich samples.

If we are successful commercializing our technology in the sample preparation market, we believe that our financial results will be positively effected by a combination of the sale and lease of our Barocycler instruments and a recurring revenue stream from the sale of our disposable products such as PULSE Tubes and ProteoSolveLRS kits.

We also derive revenues from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health. In September 2006, and in March 2007, we received SBIR Phase I grants in the aggregate amount of $300,000. These grants are funding experiments to demonstrate the feasibility of using pressure cycling technology in various contexts. If our work in SBIR Phase 1 grants is successful, then we will have the opportunity to apply for larger Phase II grants. Additionally, if our work with the SBIR Phase I grants is successful, the generation of data and the subsequent publication of application notes in specific areas of research should further support our commercialization efforts.

Another source of revenue is derived from the sale of extended service contracts on our instrumentation. These extended service contracts allow a customer who purchases a Barocycler NEP3229, or an NEP2320, to receive on-site scheduled preventative maintenance, on-site repair and replacement of all worn or defective component parts, and telephone support, all at no incremental cost for the life of the service contract.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue

We recognized revenue of $202,127 for the three months ended June 30, 2007, as compared to $28,783 for the three months ended June 2006.

Revenue from the sale of PCT products and services was $136,355 for the three months ended June 30, 2007 as compared to $28,783 for the same period in the prior year. The increase in revenue from PCT products and services was the result of the sale of four Barocycler NEP3229 instruments in the second quarter of 2007 versus one instrument in the second quarter of 2006. Also contributing to this increase in revenue was an increase in the number of PULSE Tubes sold, rental revenue from Barocycler instruments under lease, and the recognition of extended service contract revenue.

During the second quarter of 2007 we recorded $65,772 of grant revenue. The majority of this revenue was billed pursuant to our SBIR Phase 1 grant for the extraction and subsequent study of organelles. A small amount of this revenue was billed pursuant to our second SBIR Phase 1 grant, for the simultaneous extraction and purification of nucleic acids by PCT, as we recently began working on this grant. During 2006 we did not record any grant revenue.

Cost of PCT Products and Services

The cost of PCT products and services was $57,629 for the three months ended June 30, 2007 compared to $47,104 for the comparable period in 2006. The increase in cost of PCT products and services is due to the increase in sales of PCT products and services. The favorable shift in our cost of PCT products and services relative to our revenue from the sale of PCT products and services was due in part to a decrease in the actual cost to manufacture our Barocycler NEP3229, as well as the fact that we now account for the majority of our technical services departmental costs as part of selling and marketing to reflect the shift in departmental activities.

Included in the cost of PCT products and services for the three months ended June 30, 2007 is $367 non-cash, stock-based compensation expense that we recognized in accordance with SFAS 123R. The same period in the prior year included $2,620 of non-cash, stock-based compensation expense associated with SFAS 123R.

Research and Development

Research and development expenditures increased to $538,015 in the second quarter of 2007 as compared to $401,500 in the same period in 2006. This increase in research and development expense was due primarily to the planned expansion of our research and development staff and an increase in the number of scientific projects our staff is managing within our own laboratories. This increase in headcount and project spending is consistent with our strategy to continue to evaluate and potentially offer new applications of PCT within the life sciences’ sample preparation field. Also contributing to the increased research and development spending are significant expenditures in engineering to support our development of a full production ready lot of Barocycler NEP2320 instruments.

Research and development expense recognized in the second quarter of 2007 and 2006 included $14,934 and $43,991, respectively, of non-cash, stock-based compensation expense associated with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future periods as we continue to hire additional scientific personnel.

Consistent with our strategy, we plan to continue to add research and development personnel to our staff. We believe that expanding the number and the scope of research and development projects being performed by our internal staff, and by our collaborators, will have a direct effect on the number of application notes developed and published by our own researchers, and by our collaboration partners. Furthermore, we believe that continued publications of application notes will have a direct impact on our ability to successfully commercialize PCT. The announcement we made in June, 2007 about our discovery of a process to extract proteins from lipid-rich samples, without the use of potentially harmful detergents, is one example of how our increasing investment in research and development is expanding the potential applications of PCT.

Selling and Marketing

Selling and marketing expenses increased to $350,823 for the three months ended June 30, 2007 from $128,005 for the comparable period in 2006. This increase was the result of our growth from two selling and marketing employees in the second quarter of 2006 to four in the second quarter of 2007. In addition to increasing our staff, we have also increased our spending on several marketing programs to support our commercialization efforts.

During the second quarter of 2007 and 2006, selling and marketing expense included $3,498 and $11,761, respectively, of non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R. We expect SFAS 123R expense to increase in future quarters as we continue to hire our domestic sales force and award stock options to these employees.

We expect to continue to increase our spending on selling and marketing activities for the remainder of 2007 in order to drive toward successful commercialization of PCT. Our commercialization plan stated that we intended to have five domestic sales directors on staff by the June 30, 2007. As of June 30, 2007 we had two on staff; however, the process of finding and interviewing top-level applicants is underway, and we expect to hire an additional three sales directors during the third quarter. We also plan to continue our expansion of our advertising and marketing programs to further raise awareness of PCT within the scientific community.

General and Administrative

General and administrative costs totaled $624,462 for the three months ended June 30, 2007, as compared to $595,481 for the comparable period in 2006. Our general and administrative costs for 2007 included $22,039 of SFAS 123R expense as compared to $185,583 in the second quarter of 2006. This decrease in SFAS 123R expense was due primarily to the decision by the Board of Directors to not award themselves their annual stock options during 2007. The stock options awarded to the Board of Directors during the second quarter of 2006 resulted in the recognition of $153,633 of SFAS 123R expense as compared to $0 in the second quarter of 2007. Excluding stock option expense, general and administrative costs increased due to expenses incurred in connection with patent legal expense, Sarbanes-Oxley compliance and our investor relations program.

We expect that general and administrative spending for the rest of 2007 will be slightly higher on a quarterly basis than in the current quarter. These increases will be driven primarily by patent legal expense, Sarbanes-Oxley compliance and our investor relations program.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $1,368,802 for the three months ended June 30, 2007 as compared to an operating loss from continuing operations of $1,143,307 for the comparable period in 2006. The increase in operating loss from continuing operations was primarily the result of increases in activities within our research and development, selling and marketing, and general and administrative functions, partially offset by our increase in revenue and a decrease non-cash, stock-based compensation expense associated with SFAS 123R.

The operating loss from continuing operations for the three months ended June 30, 2007 included $40,838 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2006 included $243,955 of SFAS 123R expense.

We plan to continue to increase our level of activity in all areas of our business, particularly selling and marketing and research and development, for the remainder of 2007. Consequently we expect our operating loss from continuing operations for 2007 to exceed that of 2006.

Realized Gain on Sale of Securities

In the three months ended June 30, 2007, we sold 352,934 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $1,301,247. During the same period in 2006 we did not sell any shares of Panacos Pharmaceuticals common stock. As of June 30, 2007 we sold all of our shares of Panacos Pharmaceuticals and have invested the cash generated in high-quality, liquid securities for use in the development and commercialization of pressure cycling technology.

Interest Income

Interest income totaled $80,482 for the three months ended June 30, 2007 as compared to interest income of $109,287 in the prior year period. The prior year period included approximately $25,000 of interest income from the CEO in connection with his loan from the Company. This note was satisfied in December 2006. Aside from the interest earned on the note receivable, the Company earned approximately the same interest income during the second quarter of 2007 as it earned in the second quarter of 2006.

Income Taxes from Continuing Operations

In the quarter ended June 30, 2007, we recorded an income tax benefit from continuing operations of $3,516. During the same period in 2006, we recorded a benefit of $219,759. We expect to record a total benefit of approximately $250,000 during 2007, due to our Federal Income Tax carry-back position. This amount is less than that recorded during 2006 because we have a smaller Federal Income Tax carry-back position available to us this year than we did in the previous year.

Gain on Sale of Net Assets Related to Discontinued Operations

During the second quarter of 2007 we realized a gain, net of income taxes of $218,060, from the sale of Source Scientific, LLC of $1,534,476. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Net Income (loss)

During the second quarter of 2007 we recorded net income of $1,550,919 as compared to net loss of $814,261 in the second quarter of 2006. This swing to profitability was due entirely to the gain on sale of Panacos Pharmaceuticals common stock of $1,301,247 and the gain on sale of net assets related to discontinued operations of $1,534,476. Excluding these non-recurring items, we would have recorded a net loss in the second quarter of 2007 higher than the net loss recorded in the same period in 2006. This increasing loss is consistent with our plan to continue to increase our investment in selling and marketing and research and development activities in order to drive the commercial acceptance and scientific expansion of PCT.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue

We recognized revenue of $333,748 for the six months ended June 30, 2007, as compared to $82,197 for the six months ended June 2006.

Revenue from the sale of PCT products and services was $174,297 for the six months ended June 30, 2007 as compared to $82,197 for the same period in the prior year. The increase in revenue from PCT products and services was primarily the result of the sale of five Barocycler NEP3229 instruments in the first half of 2007 versus two in the first half of 2006. Also contributing to the increase in revenue from PCT products and services is the increase in the number of PULSE Tubes sold and rental revenue from Barocycler instruments under lease.

During the first half of 2007, we recorded $159,451 of grant revenue. The majority of this revenue was billed pursuant to our SBIR Phase 1 grant for the extraction and subsequent study of organelles. A small amount of this revenue was billed pursuant to our second SBIR Phase 1 grant, for the simultaneous extraction and purification of nucleic acids by PCT, as we recently began working on this grant. During 2006 we did not record any grant revenue.

Cost of PCT Products and Services

The cost of PCT products and services was $89,282 for the six months ended June 30, 2007 compared to $98,650 for the comparable period in 2006. The decrease in cost of PCT products and services, despite an increase in the sale of PCT products and services, was due to our ability to reduce the manufacturing cost of our Barocycler NEP3229, and the fact that we now account for the majority of our technical services departmental costs as part of selling and marketing to reflect the shift in departmental activities.

Included in the cost of PCT products and services for the six months ended June 30, 2007 was $2,987 non-cash, stock-based compensation expense that we recognized in accordance with SFAS 123R. The same period in the prior year included $4,714 of compensation expense associated with SFAS 123R.

Research and Development

Research and development expenditures increased to $999,547 in the first half of 2007 as compared to $660,319 in the same period in 2006. This increase in research and development expense was due primarily to our growth in research and development staff and to an increased number of scientific projects that our staff is managing within our own laboratories. This increase in headcount and project spending is consistent with our strategy to continue to evaluate and potentially offer new applications of PCT within the life sciences’ sample preparation field. Also contributing to the increase in research and development spending was a significant investment in engineering services to fully develop a production ready Barocycler NEP2320.

Research and development expense recognized in the first half of 2007 and 2006 included $64,428 and $65,616, respectively, of non-cash, stock-based compensation expense associated with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future periods as we continue to hire additional scientific personnel.

Consistent with our strategy, we plan to continue to add research and development personnel to our staff. We believe that expanding the number and the scope of research and development projects being performed by our internal staff, and by our collaborators, will have a direct effect on the number of application notes developed and published by our own researchers, and by our collaboration partners. Furthermore, we believe that continued publications of application notes will have a direct impact on our ability to successfully commercialize PCT. The announcement we made in June, 2007 about our discovery of a process to extract proteins from lipid-rich samples, without the use of potentially harmful detergents, is one example of how our increased investment in research and development is expanding the potential applications of PCT.

Selling and Marketing

Selling and marketing expenses increased to $607,354 for the six months ended June 30, 2007 from $195,384 for the comparable period in 2006. This increase was the result of our growth from two selling and marketing employees in the first half of 2006 to four in the first half of 2007. In addition to increasing our staff, we have also increased our spending on several marketing programs to support our commercialization plan.

During the second quarter of 2007 and 2006, selling and marketing expense included $19,492 and $20,499, respectively, of non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R. We expect SFAS 123R expense to increase in future quarters as we continue to hire our domestic sales force and award stock options to these employees.

We expect to continue our increased focus on selling and marketing activities for the remainder of 2007 to drive our commercialization plan. Our commercialization plan stated that we intended to have five domestic sales directors on staff by June 30, 2007. As of June 30, 2007 we had two on staff; however, the process of finding and interviewing top-level applicants is underway, and we now expect to hire an additional three sales staff during the third quarter. We also plan to continue our expansion of our advertising and marketing programs to further raise awareness of PCT within the scientific community.

General and Administrative

General and administrative costs totaled $1,105,544 for the six months ended June 30, 2007, as compared to $1,285,107 for the comparable period in 2006. The decrease in general and administrative costs recognized during the first half of 2007 as compared to the first half of 2006 is due to a decrease in SFAS 123R expense of $290,895 from $356,581 in 2006 to $65,686 in 2007. We recorded less SFAS 123R expense in 2007 than in 2006 primarily because the Board of Directors decided to not award themselves their annual stock options during 2007. This decrease in SFAS 123R expense was partially offset by an increase in general and administrative spending, particularly in the areas of patent legal, Sarbanes-Oxley compliance and investor relations.

We expect that general and administrative spending for the rest of 2007 will be slightly higher than in the first half of 2007. These increases will be driven primarily by patent legal expense, Sarbanes-Oxley compliance and our investor relations program.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $2,467,979 for the six months ended June 30, 2007 as compared to an operating loss from continuing operations of $2,157,263 for the first six months of 2006. The increase in operating loss from continuing operations was primarily the result of increases in activities within our research and development and selling and marketing functions, partially offset by our increase in revenue and a decrease in general and administrative expense and non-cash, stock-based compensation expense associated with SFAS 123R.

The operating loss from continuing operations for the six months ended June 30, 2007 included $152,593 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2006 included $447,410 of SFAS 123R expense.

We plan to continue to increase our level of activity in all areas of our business, particularly selling and marketing and research and development, for the remainder of 2007. Consequently, we expect our operating loss from continuing operations for 2007 to exceed that of 2006.

Realized Gain on Sale of Securities

In the six months ended June 30, 2007, we sold 513,934 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $2,028,720. During the same period in 2006, we sold 57,900 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $517,938. As of June 30, 2007 we had sold all of our shares of Panacos Pharmaceuticals and have invested the proceeds in high-quality, liquid securities for use in the development and commercialization of pressure cycling technology.

Interest Income

Interest income totaled $152,084 for the six months ended June 30, 2007 as compared to interest income of $217,792 in the prior year period. The prior year period included approximately $50,000 of interest income from the CEO in connection with his loan from the Company. This note was satisfied in December, 2006. Aside from the interest earned on the note receivable, we earned less interest income during the first half of 2007 than in 2006; this decrease in interest income was due to a lower average cash balance, partially offset by higher interest rates.

Income Taxes from Continuing Operations

In the six months ended June 30, 2007, we recorded a tax benefit from continuing operations of $44,035. During the same period in 2006, we recorded a benefit of $297,237. We expect to record a total benefit of approximately $250,000 during 2007, due to our Federal Income Tax carry-back position. This amount is less than that recorded during 2006 because we have a smaller Federal Income Tax carry-back position available to us this year than we did in the previous year.

Gain on Sale of Net Assets Related to Discontinued Operations

During the first half of 2007 we realized a gain on the sale of Source Scientific, LLC of $1,155,973. This gain is comprised of the $378,503 charge that we recorded in the first quarter of 2007 under the provisions of SAB Topic 5E and the gain of $1,534,476, net of income taxes of $218,060, that we recorded during the second quarter of 2007. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Net Income (loss)

For the six months ended June 30, 2007, we recorded net income of $912,833 compared to a net loss of $1,124,296 for the same period in 2006. This swing to profitability was due entirely to the gain of $2,028,720 from the sale of our remaining shares of Panacos Pharmaceuticals common stock and from the recognition of a $1,155,973 gain on the sale of net assets related to discontinued operations of Source Scientific, LLC. Excluding these non-recurring items, we would have recorded a loss in the first half of 2007 higher than that recorded during the same period in 2006. This increase in loss is consistent with our plans to continue to increase our investment in selling and marketing and research and development in order to drive the commercialization and scientific expansion of PCT.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2007, our working capital position was $7,213,872, the primary components of which were cash and cash equivalents, accounts receivable, inventory, income taxes receivable, and prepaid expenses and deposits, partially offset by accounts payable, accrued employee compensation, other accrued expenses, and accrued income taxes. As of December 31, 2006, our working capital balance was $5,770,086, the primary components of which were cash and cash equivalents, income taxes receivable and prepaid expenses and deposits. The increase in working capital of $1,443,786 was the result the receipt of $1,780,071 from the sale of Source Scientific, LLC, and the receipt of $2,033,397 from the sale of 513,934 shares of Panacos Pharmaceuticals common stock, partially offset by our operating losses incurred during the first half of 2007. We expect to continue to fund our operating losses from our working capital balance. We believe that we have sufficient cash and working capital to fund our operations into late 2008.

Net cash used in continuing operations for the six months ended June 30, 2007 was $2,257,869 as compared to net cash used in continuing operations of $1,238,911 for the six months ended June 30, 2006.

Net cash provided by investing activities for the six months ended June 30, 2007 was $1,946,190 as compared to cash provided of $508,159 for the same period in the prior year. The cash generated in the first half of 2007 was from the sale of our remaining 513,934 shares of Panacos Pharmaceuticals common stock, partially offset by purchases of fixed assets of approximately $87,000. The cash generated in the same period in 2006 was entirely from the sale of 57,900 shares of Panacos common stock, also partially offset by purchases of fixed assets. We expect that our investment in fixed assets will increase in future quarters as we continue to increase our staff and operating facilities.

Net cash provided by financing activities in 2006 was the result of cash received for the exercise of stock options by one of our independent directors. There was no cash provided by financing activities during 2007.

Net cash provided by discontinued operations during 2007 of $1,780,071 was due to the completion of the divestiture of Source Scientific, LLC. During the same period in 2006 we received cash from discontinued operations of $1,116,160. This amount was due entirely to the receipt of the final escrow payment in connection with the 2004 sale of the Boston Biomedica, Inc., businesses to SeraCare Life Sciences, Inc.

COMMITMENTS

Royalty Commitments

In 1998, we acquired all the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016. For purposes of the royalty calculation, net sales include the revenues related to units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the three and six months ended June 30, 2007 was approximately $6,403 and $8,503, respectively. The royalty obligation that we accrued and paid for the three and six months ended June 30, 2006 was $1,392 and $3,892, respectively.

Operating Leases

On April 9, 2007, we extended our sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period was extended through August 31, 2007 and the monthly rent was increased to $3,200 for the use of these facilities. After August 31, 2007 the lease will continue through the end of 2007 on a month-to-month basis.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period expired on May 31, 2007, and is currently on a month-to-month basis. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force in 2007. This purchase order is in addition to the 20 units on order under the previously placed purchase order (April 2006) with Source Scientific, LLC. In connection with each of these purchase orders, we submitted a deposit to Source Scientific, LLC for $200,000. In accordance with the terms of these purchase orders, we expect that the units will be completed during 2007. We will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of June 30, 2007, Source Scientific, LLC completed and billed us for 11 units under the first purchase order.

In June 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 40 Barocycler NEP2320 units. In connection with this purchase order we submitted a deposit, in July, 2007 for $140,000. In accordance with the terms of this purchase order, we expect that the units will be completed during 2007 and early 2008. We will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of June 30, 2007 we have not been billed for any of these units.

 RECENT ACCOUNTING STANDARDS

Fair Value Measurements

In September 2006, FASB issued SFAS 157, “Fair Value Measurements”. SFAS No. 157 establishes a formal framework for measuring fair value under GAAP and expands on disclosure of fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123R, share based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders on June 14, 2007 (the “Meeting”). At the Meeting, the stockholders elected two Class II directors to hold office until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  The voting results with respect to the election of directors were as follows:

Director	Affirmative Votes	Votes Withheld/Abstained

J. Donald Payne	1,450,625	31,504
P. Thomas Vogel	1,445,625	36,504

The terms of each of Mr. Fritzsche, Mr. Richard T. Schumacher, and Dr. Calvin A. Saravis all continued following the Meeting.

ITEM 6. EXHIBITS

Exhibits		Reference

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2007	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President, Chief Executive Officer & Treasurer (Principal Executive Officer)

By:	/s/ Edward H. Myles
Edward H. Myles
Senior Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer