Form 10QSB
period 2007-09-30
PRESSURE BIOSCIENCES INC
filed 2007-11-13
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2007  or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes       ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 9, 2007 was 2,065,425.

Transitional Small Business Disclosure Format (check one):
☐ Yes      ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2007 and 2006	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. and Item 3A(T). Controls and Procedures	24

PART II - OTHER INFORMATION

Item 6. Exhibits	25

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
ASSETS	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$6,005,462	$5,335,282
Accounts receivable	75,142	37,495
Inventories	238,109	19,658
Prepaid income taxes	56,863	38,687
Income tax receivable	23,494	710,013
Prepaid expenses, deposits, and other current assets	583,418	246,776
Investments in marketable securities	-	2,060,875

Total current assets	6,982,488	8,448,786

PROPERTY AND EQUIPMENT, NET	233,773	207,696

OTHER ASSETS
Intangible assets, net	340,448	376,922
Assets of discontinued operation	-	1,420,996
Total other assets	340,448	1,797,918

TOTAL ASSETS	$7,556,709	$10,454,400

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$260,859	$174,289
Accrued employee compensation	280,717	242,497
Other accrued expenses	143,528	150,978
Income taxes payable	43,339	45,962
Deferred taxes	-	669,520
Deferred revenue	20,814	4,099

Total current liabilities	749,257	1,287,345

LONG TERM LIABILITIES
Deferred revenue	7,568	9,126
Liabilities of discontinued operation	-	1,042,493
Total long term liabilities	7,568	1,051,619

TOTAL LIABILITIES	756,825	2,338,964

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 20,000,000 shares authorized; 2,065,425 shares issued and outstanding	20,654	20,654
Additional paid-in capital	5,600,110	5,347,641
Accumulated other comprehensive income	-	1,384,876
Retained earnings	1,179,120	1,362,265

Total stockholders' equity	6,799,884	8,115,436

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,556,709	$10,454,400

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUE:
PCT products, services, other	$106,787	$92,211	$281,084	$174,409
Grant revenue	31,265	-	190,715	-
Total revenue	138,052	92,211	471,799	174,409

COSTS AND EXPENSES:
Cost of PCT products and services	42,276	90,037	131,558	188,688
Research and development	519,303	324,525	1,518,851	984,844
Selling and marketing	379,448	127,419	986,801	322,803
General and administrative	578,238	380,065	1,683,782	1,665,172
Total operating costs and expenses	1,519,265	922,046	4,320,992	3,161,507

Operating loss from continuing operations	(1,381,213)	(829,835)	(3,849,193)	(2,987,098)

OTHER INCOME:
Realized gain on securities available for sale	-	-	2,028,720	517,938
Interest income	75,732	88,190	227,816	305,982
Total other income	75,732	88,190	2,256,536	823,920

Loss from continuing operations before income taxes	(1,305,481)	(741,645)	(1,592,657)	(2,163,178)
Income tax benefit from continuing operations	209,503	111,106	253,539	408,344

Loss from continuing operations	(1,095,978)	(630,539)	(1,339,118)	(1,754,834)

DISCONTINUED OPERATIONS:
Gain on sale of net assets related to discontinued operations (net of income tax of $218,060)	-	-	1,155,973	-

Net loss	$(1,095,978)	$(630,539)	$(183,145)	$(1,754,834)
Loss per share from continuing operations - basic and diluted	$(0.53)	$(0.26)	$(0.65)	$(0.72)
Income per share from discontinued operations - basic and diluted	-	-	0.56	-
Net loss per share - basic and diluted	$(0.53)	$(0.26)	$(0.09)	$(0.72)

Weighted average number of shares used to calculate income (loss) per share - basic	2,065,425	2,422,675	2,065,425	2,424,351

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Other Comprehensive Loss	2007	2006	2007	2006

Net loss	$(1,095,978)	$(630,539)	$(183,145)	$(1,754,834)

Holding gain	-	(289,456)	(27,479)	(898,461)
Reclassification of unrealized gain to realized gain on securities during the period	-	-	(2,028,720)	(517,938)

Unrealized loss on marketable securities	-	(289,456)	(2,056,199)	(1,416,399)
Income tax benefit related to items of other comprehensive loss	-	115,898	671,323	553,528

Total other comprehensive loss, net of taxes	-	(173,558)	(1,384,876)	(862,871)
Comprehensive loss	$(1,095,978)	$(804,097)	$(1,568,021)	$(2,617,705)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,145)	$(1,754,834)
Less gain on sale of discontinued operations	(1,155,973)	-
Loss from continuing operations	$(1,339,118)	$(1,754,834)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	130,436	108,733
Non-cash, stock-based compensation expense	252,469	543,220
Loss on disposal of property and equipment	-	42,781
Realized gain on sale of marketable securities	(2,028,720)	(517,938)

Changes in operating assets and liabilities:
Accounts receivable	(37,647)	13,750
Inventories	(218,451)	40,348
Income tax receivable	686,519	(250,335)
Prepaid income taxes	(18,176)	(28,687)
Prepaid expenses, deposits and other current assets	(336,642)	(199,569)
Accounts payable	86,570	86,367
Accrued employee compensation	38,220	50,295
Other accrued expenses	(33,183)	100,383
Deferred revenue	15,157	13,500
Income taxes payable	(2,623)	109,526
Deferred taxes	(218,060)	(219,949)
Net cash used in operating activities from continuing operations	(3,023,249)	(1,862,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for additions to property and equipment	(120,039)	(34,097)
Proceeds from sale of marketable securities	2,033,397	518,463
Net cash provided by investing activities from continuing operations	1,913,358	484,366

CASH FLOWS FROM FINANCING ACTIVITIES:
Use of funds in repurchase of common stock	-	(309,140)
Proceeds from the issuance of common stock	-	5,400
Net cash used in financing activities from continuing operations	-	(303,740)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows, net of taxes	-	(1,867)
Cash flows from investing activities	1,780,071	1,117,305
Net cash provided by discontinued operations	1,780,071	1,115,438

CHANGE IN CASH AND CASH EQUIVALENTS:	670,180	(566,345)
Cash and cash equivalents, beginning of period	5,335,282	6,416,772
Cash and cash equivalents, end of period	$6,005,462	$5,850,427

SUPPLEMENTAL INFORMATION:
Income taxes paid	$20,800	$104,619
Income taxes received	$723,801	$-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

1)	Organization and Business Activities

Pressure BioSciences, Inc. (“PBI”) is a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called Pressure Cycling Technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions. PBI currently holds 13 US and 6 foreign patents covering multiple applications of PCT in the life sciences field, including in such areas as genomic and proteomic sample preparation, pathogen inactivation, the control of chemical reactions (particularly enzymes), immunodiagnostics, and protein purification.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB (the “Form 10-KSB”) for the fiscal year ended December 31, 2006.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. In order to support a favorable first experience for our customers, we send a representative to the customer site to “commission” every Barocycler that we sell through our domestic sales force. The “commissioning” process includes uncrating and setting up the instrument and conducting an introductory user training course. Product revenue related to current Barocycler instrumentation is recognized upon the “commissioning” of our instrumentation at the customer location. Product revenue related to sales of PCT products to our foreign distributors is recognized upon shipment through common carrier. Our sales arrangements do not provide a right of return to our customers. Product revenue related to disposable PULSE Tubes is recorded upon shipment through a common carrier.

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

Accounting for Research and Development Expense

Our policy is to record all costs of our scientific and engineering staff as research and development in our consolidated statement of operations. These costs are incurred to advance the scientific application of PCT and to develop and continuously improve our Barocycler instrumentation and consumable products.

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

Potentially dilutive securities having a net effect of 167,565 and 167,873 shares were excluded from this calculation for the three and nine months ended September 30, 2007, respectively. Potentially dilutive securities having a net effect of 47,842 and 117,369 shares were excluded from this calculation for the three and nine months ended September 30, 2006, respectively.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

We estimate the fair value of equity-based compensation utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected term, expected risk-free interest rate over the expected option term, expected dividend yield rate over the expected option term, and an estimate of expected forfeiture rates, and is subject to various assumptions. We believe this valuation methodology is appropriate for estimating the fair value of stock options granted to employees and directors which are subject to SFAS 123R requirements. These amounts are estimates and thus may not be reflective of actual future results, nor amounts ultimately realized by recipients of these grants. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors. The following table summarizes the assumptions we have utilized for grants of stock options from which we incurred compensation expense during the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006:

Assumptions	Outside Board Members	CEO and other Officers & Employees
Expected life	5.0 (yrs)	6.0 (yrs)
Expected volatility	55.66% - 77.86%	55.66% - 92.53%
Risk-free interest rate	3.69% - 4.94%	3.69% - 4.94%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

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

We recognized stock-based compensation expense of $99,876 and $95,811 for the three months ended September 30, 2007 and 2006, respectively. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations:

	Three Months Ended, September 30,
	2007	2006
Cost of PCT products and services	$1,759	$2,621
Research and development	36,023	47,748
Selling and marketing	19,698	11,761
General and administrative	42,396	33,681
Total stock-based compensation expense	$99,876	$95,811

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

We recognized stock-based compensation expense of $252,469 and $543,220 for the nine months ended September 30, 2007 and 2006, respectively. The following table summarizes the effect of this stock-based compensation expense within our Consolidated Statement of Operations:

	Nine Months Ended, September 30,
	2007	2006
Cost of PCT products and services	$4,746	$7,335
Research and development	100,450	113,363
Selling and marketing	39,191	32,259
General and administrative	108,082	390,263
Total stock-based compensation expense	$252,469	$543,220

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. We estimate that our forfeiture rate will approximate 5% for the foreseeable future. As our workforce expands and our business matures we will continue to monitor this rate and consider adjusting our estimate if circumstances indicate it is appropriate to do so. The stock option expense recognized for the three and nine months ended September 30, 2007 reflects our estimated annual forfeiture rate of 5% for all of our unvested options outstanding.

As of September 30, 2007, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $691,195.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

4)	Investment in Marketable Securities

As of September 30, 2007, we had no remaining shares of common stock of Panacos Pharmaceuticals Inc. (“Panacos”), a publicly traded company listed on the NASDAQ Global Market. During the nine months ended September 30, 2007 we sold 513,934 shares to generate a realized gain of $2,028,720, on proceeds of $2,033,397.

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

On May 29, 2007, we executed a consent agreement with Mr. Henson and Mr. Sargeant, Source Scientific LLC, and BIT Analytical Instruments, Inc. (“the Consent Agreement”) pursuant to which the Notes were repaid in full in the aggregate amount of $1,201,534 in principal and interest, and Mr. Henson and Mr. Sargeant exercised their Option (through BIT Analytical Instruments, Inc.) to purchase our remaining 30% ownership interest in Source Scientific, LLC for an aggregate price of $578,573. As a result of these transactions we no longer retain any direct or indirect ownership interest in Source Scientific, LLC.

The execution of these transactions, and receipt of the funds, triggered our recognition of a gain on the sale of assets related to discontinued operations of $1,534,476, net of income taxes of $218,060, during the nine months ended September 30, 2007.

6)	Inventories

Inventories represented are comprised of Barocycler instruments, PULSE Tubes, and purchased sub-components to be used in the manufacture of Barocycler instruments. As of September 30, 2007 and December 31, 2006, inventories were comprised as follows:

	September 30,	December 31,
	2007	2006
Raw materials	$23,385	$3,158
Finished goods	214,724	16,500
Total	$238,109	$19,658

7)	Commitments

Royalty Commitments

In 1998, we acquired all of the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016, to a third party. For purposes of the royalty calculation, net sales include the revenues related to Barocycler units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the three and nine months ended September 30, 2007 was $4,122 and $12,915, respectively. The royalty obligation that we accrued and paid for the three and nine months ended September 30, 2006 was approximately $4,000 and $8,000, respectively.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

Operating Leases

On October 4, 2007, we extended our sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period was extended through December 31, 2008 and the monthly rent remains $3,200 for the use of these facilities.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period expired on May 31, 2007, and is currently on a month-to-month basis. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force. In connection with this purchase order, we submitted total deposits to Source Scientific, LLC, in the amount of $260,000. The nine demonstration (NEP2320) instruments were prototype units and were therefore billable on a time and materials basis. As of September 30, 2007 we have taken possession of all of these completed units and the cost was expensed as incurred in research and development expense within our consolidated statement of operations. The order for 20 NEP3229 units is based on a fixed bill of materials and we will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of September 30, 2007, none of the NEP3229’s had been completed. We expect all of these units to be competed and available for sale, lease or collaboration in early 2008.

In June 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 40 Barocycler NEP2320 units. In connection with this purchase order we submitted a deposit for $140,000. In accordance with the terms of this purchase order, we expect that the units will be completed during late 2007 and early 2008. We will be billed, based on a fixed bill of materials, for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of September 30, 2007 we have not been billed for any of these units.

8)	Stockholders’ Equity

Stock Options

On September 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of common stock were reserved for the issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, our board of directors has authority to grant stock options or other equity awards to employees, officers, directors, consultants, and advisors. As of September 30, 2007, there were 831,000 stock options granted and outstanding under the Plan and 169,000 shares available for future grants.

We also have 244,000 stock options outstanding under our 1999 Non-Qualified Plan and 9,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of September 30, 2007, there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan. The 1994 Incentive Stock Option Plan has expired; therefore, there are no shares available for future grants under this plan.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007

The following tables summarize information concerning options outstanding and exercisable as of September 30, 2007:

`	Stock Options
		Weighted		Weighted
		Average price		Average price
	Shares	per share	Exercisable	per share
Balance outstanding, 12/31/2006	945,500	$3.32	524,000	$3.17

Granted	164,000	3.88
Exercised	-
Expired	-
Forfeited	(25,000)	3.58
Balance outstanding, 9/30/2007	1,084,500	$3.40	686,834	$3.23

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$2.50 - $2.70	159,000	4.9	$2.64	159,000	4.9	$2.64
2.71 - 3.08	343,000	6.9	2.96	276,333	6.7	2.97
3.09 - 3.95	389,500	8.6	3.71	124,501	8.1	3.70
3.96 - 5.44	193,000	8.7	4.18	127,000	8.1	4.05
$2.50 - $5.44	1,084,500	7.5	$3.40	686,834	6.8	$3.23

The aggregate intrinsic value of options outstanding as of September 30, 2007 was $639,855. The aggregate intrinsic value of options exercisable as of September 30, 2007 was $525,291.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	potential growth in the market for our PCT products;
-	market acceptance and the potential for commercial success of our PCT products;
-	our belief that PCT provides a superior solution for sample preparation;
-	the potential applications for PCT;
-	our plans to expand our foreign distribution network;
-	the potential results of our experiments funded with SBIR Phase I grants;
-	our expectations as to SBIR Phase II grants;
-	our belief that we have sufficient liquidity to fund operations based upon current projections into late 2008;
-	our expectations as to future gross profit;
-	our intention to add research and development personnel to our staff and the potential impact that such staff may have on our efforts to develop and commercialize PCT;
-	our expectations regarding our expenses, financial results, and certain accounting and tax matters;
-	our reliance on Source Scientific, LLC as a supplier of our PCT instrumentation and certain engineering expertise for future product development;
-	our expectations as to the completion of Barocycler units by Source Scientific, LLC;
-	the amount of cash necessary to operate our business;
-	our ability to raise additional capital when and if needed and on terms acceptable or beneficial to us;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

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

Our pressure generating instrument, the Barocycler, and our disposable processing vials, PULSE (Pressure Used to Lyse Samples for Extraction) Tubes, together make up the PCT Sample Preparation System (“PCT SPS”).

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

On March 27, 2007, we announced our 2007 PCT Product Line commercialization plan. Since that time we have taken a number of important steps that not only support our commercialization plan but also position our company to drive toward successful achievement of our long-term objectives. Selected milestones that we have achieved are illustrated below:

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

-
Development of a novel, potentially revolutionary method for the safe, rapid, efficient, and reproducible extraction of proteins from lipid-rich samples, including adipose and brain tissues, organelles, and membrane preparations, without the use of potentially harmful detergents. This patent-pending method combines the use of our pressure cycling technology with certain organic solvents and was recently launched as a new product, ProteoSolveLRS.

-
The expansion of our domestic sales force from one regional sales director at the beginning of the year to six as of September 30, 2007. Each of these sales directors has experience selling life science instrumentation in the genomics or proteomics field and is expected to make a contribution to our commercialization efforts upon completion of our internally developed pressure cycling technology training program.

If we are successful commercializing our technology in the sample preparation market, we believe that our financial results will be positively effected by a combination of the sale and lease of our Barocycler instruments and a recurring revenue stream from the sale of our disposable products such as PULSE Tubes and ProteoSolve LRS kits.

We also derive revenues from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health. In September 2006, and in March 2007, we received SBIR Phase I grants in the aggregate amount of $300,000. These grants are funding experiments to demonstrate the feasibility of using pressure cycling technology in various contexts. If our work in SBIR Phase 1 grants is successful, then we expect to have the opportunity to apply for larger Phase II grants. Additionally, if our work with the SBIR Phase I grants is successful, the generation of data and the subsequent publication of application notes in specific areas of research should further support our commercialization efforts.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

We recognized revenue of $138,052 for the three months ended September 30, 2007, as compared to $92,211 for the three months ended September 2006.

Revenue from the sale of PCT products and services was $106,787 for the three months ended September 30, 2007 as compared to $92,211 for the same period in the prior year. During the third quarter of 2007 we commissioned eight Barocycler instruments at customer locations, as compared to three in the same period of 2006. Although the number of installed instruments more than doubled in the third quarter of 2007 as compared to the same period in 2006, the increase in revenue was not as significant. There are three primary factors that contributed to this minimal increase in revenue despite a significant increase in the number of instruments commissioned. First, two of the eight units commissioned during the current period were leased and rented rather than sold so the revenue is recorded over the life of the respective lease or rental agreement. Second, we issued a credit of approximately $30,000, for the full price of a Barocycler instrument purchased in the previous year that was returned because it did not offer the researcher the sample throughput that he required. Finally, four of the eight units commissioned during the current period were from our initial prototype lot of Barocycler NEP2320’s. The Barocycler NEP2320 has a list price of approximately half of the Barocycler NEP3229. In the prior year period all three of the more expensive Barocycler NEP3229 units were sold rather than leased.

We expect that the number of units commissioned will continue to increase on a quarter to quarter basis. We also expect that some portion of future placements will be for the smaller, less expensive, Barocycler NEP2320 and some will be placed under lease agreement or short-term rental agreements. Therefore the average revenue per installation may fluctuate from quarter to quarter as we continue to drive our installed base and commercialize pressure cycling technology.

During the third quarter of 2007 we recorded $31,265 of grant revenue. The majority of this revenue was billed pursuant to our work on our second SBIR Phase 1 grant for the simultaneous extraction and purification of nucleic acids by PCT. During 2006 we did not record any grant revenue.

Cost of PCT Products and Services

The cost of PCT products and services was $42,276 for the three months ended September 30, 2007 compared to $90,037 for the comparable period in 2006. This significant decrease in cost of PCT products and services despite an increase in revenue from PCT products and services is due primarily to the fact that during the third quarter of 2007 four of the Barocycler instruments that we sold were prototype NEP2320 units that had been expensed in the first half of 2007, as they were developed and built. Also contributing to the favorable shift in our cost of PCT products and services relative to our revenue from the sale of PCT products and services was the fact that we now account for the majority of our technical services departmental costs as part of selling and marketing to reflect the shift in departmental activities. Furthermore, we have reduced the overall cost to manufacture our Barocycler NEP3229 through the re-engineering of several component parts.

Included in the cost of PCT products and services for the three months ended September 30, 2007 is $1,759 non-cash, stock-based compensation expense that we recognized in accordance with SFAS 123R. The same period in the prior year included $2,621 of non-cash, stock-based compensation expense associated with SFAS 123R.

Research and Development

Research and development expenditures increased to $519,303 in the third quarter of 2007 as compared to $324,525 in the same period in 2006. This increase in research and development expense was due primarily to the planned expansion of our research and development staff and an increase in the number of scientific projects our staff is managing within our own laboratories. This increase in headcount and project spending is consistent with our strategy to continue to evaluate and potentially offer new applications of PCT within the life sciences’ sample preparation field.

Research and development expense recognized in the third quarter of 2007 and 2006 included $36,023 and $47,748, respectively, of non-cash, stock-based compensation expense associated with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future periods if we continue to hire additional scientific personnel.

We plan to continue to add research and development personnel to our staff. We believe that expanding the number and the scope of research and development projects being performed by our internal staff, and by our collaborators, will continue to drive our commercialization efforts. We believe that increased investment in research and development will support our commercialization efforts in two ways: continued publication of application notes in areas that we have already utilized PCT, and new inventions that rely on PCT, such as our June 2007 announcement of our discovery of a process to extract proteins from lipid-rich samples without the use of harsh detergents.

Selling and Marketing

Selling and marketing expenses increased to $379,448 for the three months ended September 30, 2007 from $127,419 for the comparable period in 2006. This increase was the result of our growth from two selling and marketing employees in the third quarter of 2006 to nine in the third quarter of 2007. During the third quarter of 2007 we hired four regional sales directors, bringing our total number of regional sales directors on staff to six, as of September 30, 2007.

During the third quarter of 2007 and 2006, selling and marketing expense included $19,698 and $11,761, respectively, of non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R. We expect SFAS 123R expense to increase in future quarters as we continue to hire our domestic sales force and award stock options to these employees.

We expect selling and marketing expense in the fourth quarter to be higher than the amount recorded in the third quarter because many of our newly hired sales directors were brought on in the middle of the period; therefore they had a partial impact on our operating expenses during the current period. Furthermore we plan to continue our expansion of our marketing programs for the remainder of 2007, and into 2008, in order to drive toward successful commercialization of PCT.

General and Administrative

General and administrative costs totaled $578,238 for the three months ended September 30, 2007, as compared to $380,065 for the comparable period in 2006. The increase in general and administrative costs is due an increase in general and administrative headcount from three to four full-time employees, increasing expenses incurred in connection with Sarbanes-Oxley compliance, and our investor relations program.

Our general and administrative costs for 2007 included $42,396 of SFAS 123R expense as compared to $33,681 in the third quarter of 2006. We expect that the level of SFAS 123R expense to be recorded in the fourth quarter of 2007 will approximate the amount recorded in the current quarter. The amount of such expense to be recorded in 2008 will depend largely on whether the Board of Directors again suspends the grant of stock options to the directors as it did in 2007. Stock options awarded to the Board of Directors vest immediately therefore the entire expense is recorded in the period of grant.

We expect that general and administrative spending for the rest of 2007 will be slightly higher on a quarterly basis than in the current quarter as we continue to increase spending in the areas of patent legal expense, Sarbanes-Oxley compliance and our investor relations program.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $1,381,213 for the three months ended September 30, 2007 as compared to an operating loss from continuing operations of $829,835 for the comparable period in 2006. The increase in operating loss from continuing operations was primarily the result of increases in activities within our research and development, selling and marketing, and general and administrative functions, partially offset by our increase in revenue.

The operating loss from continuing operations for the three months ended September 30, 2007 included $99,876 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2006 included $95,811 of SFAS 123R expense.

We plan to continue to increase our level of activity in all areas of our business, particularly selling and marketing and research and development, for the remainder of 2007. Consequently we expect our operating loss from continuing operations for 2007 to exceed that of 2006.

Interest Income

Interest income totaled $75,732 for the three months ended September 30, 2007 as compared to interest income of $88,190 in the prior year period. The prior year period included approximately $25,000 of interest income from the CEO in connection with his loan from the Company. This note was satisfied in December 2006. Aside from the interest earned on the note receivable, we earned slightly more interest income in the third quarter of 2007 than in the same period in 2006. This is due to a slightly higher average cash balance and higher yields on invested cash.

Income Taxes from Continuing Operations

In the quarter ended September 30, 2007, we recorded an income tax benefit from continuing operations of $209,503. During the same period in 2006, we recorded a benefit of $111,106. We expect to record a total tax benefit of approximately $250,000 during 2007, due to our Federal income tax carry-back position. This amount is less than that recorded during 2006 because we have a smaller Federal income tax carry-back position available to us this year than we did in the previous year.

Net loss

During the third quarter of 2007 we recorded net loss of $1,095,978 as compared to net loss of $630,539 in the third quarter of 2006. This increase in 2007 as compared to 2006 is due to an increase in spending in all areas of our business as we continue to pursue the continued development and commercialization of pressure cycling technology.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

We recognized revenue of $471,799 for the nine months ended September 30, 2007, as compared to $174,409 for the nine months ended September 30, 2006.

Revenue from the sale of PCT products and services was $281,084 for the nine months ended September 30, 2007 as compared to $174,409 for the same period in the prior year. The increase in revenue from PCT products and services was primarily the result of the sale of 11 Barocycler instruments, and the lease or rental of two additional Barocycler instruments in the first nine months 2007 versus five in the first nine months of 2006. Also contributing to the increase in revenue from PCT products and services is the increase in the number of PULSE Tubes sold. The increase in revenue from the sale and rental of instruments, and the sale of PULSE Tubes, was partially offset by a credit, of approximately $30,000, that we issued for the full price of a Barocycler instrument in connection with the return of a unit that had been purchased in the previous year, because it did not offer the researcher the sample throughput that he required.

We expect that the number of units commissioned will continue to increase on a quarter to quarter basis. We also expect that some portion of future placements will be for the smaller, less expensive, Barocycler NEP2320 and some will be placed under lease agreement or short-term rental agreements. Therefore the average revenue per installation may fluctuate from quarter to quarter as we continue to drive our installed base and commercialize pressure cycling technology.

During the first nine months of 2007, we recorded $190,715 of grant revenue. This revenue was billed pursuant to our two SBIR Phase 1 grants; approximately $150,000 under our first grant, for the extraction and subsequent study of organelles and approximately $40,000 under our second grant, for the simultaneous extraction and purification of nucleic acids by PCT. We have billed the entire $150,000 allowed under the first grant and expect to bill the remaining $110,000 on the second grant during the fourth quarter of 2007 and first quarter of 2008.

Cost of PCT Products and Services

The cost of PCT products and services was $131,558 for the nine months ended September 30, 2007 compared to $188,688 for the comparable period in 2006. The decrease in cost of PCT products and services, despite an increase in the sale of PCT products and services, was due primarily to the fact that four of the Barocycler instruments that we placed during the nine months ended September 30, 2007 were prototype units and were therefore expensed as research and development as they were developed and built. Also contributing to the favorable shift in our cost of PCT products and services relative to our revenue from the sale of PCT products and services was the fact that we now account for the majority of our technical services departmental costs as part of selling and marketing to reflect the shift in departmental activities. Furthermore, we have reduced the overall cost to manufacture our Barocycler NEP3229 through the re-engineering of several component parts.

Included in the cost of PCT products and services for the nine months ended September 30, 2007 was $4,746 non-cash, stock-based compensation expense that we recognized in accordance with SFAS 123R. The same period in the prior year included $7,335 of compensation expense associated with SFAS 123R.

Research and Development

Research and development expenditures increased to $1,518,851 in the nine months ended September 30, 2007 as compared to $984,844 in the same period in 2006. This increase in research and development expense was due primarily to our growth in research and development staff and to an increased number of scientific projects that our staff is managing within our own laboratories. This increase in headcount and project spending is consistent with our strategy to continue to evaluate and potentially offer new applications of PCT within the life sciences’ sample preparation field. Also contributing to the increase in spending was the approximately $350,000 incurred by our engineering department in connection with the development of our eleven prototype Barocycler NEP2320 instruments.

Research and development expense recognized in the first nine months of 2007 and 2006 included $100,450 and $113,363, respectively, of non-cash, stock-based compensation expense associated with SFAS 123R. We expect non-cash, stock-based compensation expense charged to research and development to increase in future periods if we continue to hire additional scientific personnel.

We plan to continue to add research and development personnel to our staff. We believe that expanding the number and the scope of research and development projects being performed by our internal staff, and by our collaborators, will continue to drive our commercialization efforts. We believe that increased investment in research and development will support our commercialization efforts in two ways: continued publication of application notes in areas that we have already utilized PCT, and new inventions that rely on PCT, such as our June 2007 announcement of our discovery of a process to extract proteins from lipid-rich samples without the use of harsh detergents.

Selling and Marketing

Selling and marketing expenses increased to $986,801 for the nine months ended September 30, 2007 from $322,803 for the comparable period in 2006. This increase was due to our expansion of our selling and marketing staff from two selling and marketing employees in the first nine months of 2006 to nine as of September 30, 2007. Of our nine employees in selling and marketing as of September 30, 2007, six are sales directors who are responsible for covering specific regions of the US. In addition to increasing our staff, we have also increased our spending on several marketing programs to support our commercialization plan.

During the first nine months of 2007 and 2006, selling and marketing expense included $39,191 and $32,259 respectively, of non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R. We expect SFAS 123R expense to increase in future quarters as we continue to hire our domestic sales force and award stock options to these employees.

We expect that selling and marketing expense in the fourth quarter to increase relative to the previous three quarters of 2007 as many of our new sales directors were hired during the third quarter; therefore they only had a partial impact on the operational expense during the third quarter of 2007. We also plan to continue our expansion of our advertising and marketing programs to further raise awareness of PCT within the scientific community.

General and Administrative

General and administrative costs totaled $1,683,782 for the nine months ended September 30, 2007, as compared to $1,665,172 for the comparable period in 2006. The increase in general and administrative costs recognized during the first nine months of 2007 as compared to the first nine months of 2006 is due to an overall increase in spending primarily in the areas of patent legal expense, Sarbanes-Oxley compliance, and investor relations, partially offset by a decrease in non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R.

During the first nine months of 2007 and 2006, general and administrative expense included $108,082 and $390,263 respectively, of non-cash, stock-based compensation expense in accordance with the provisions of SFAS 123R. The decrease in such expense from 2006 to 2007 was due to the decision by the Board of Directors not to award themselves their annual stock options during 2007. During 2006 the stock options granted to the Board of Directors accounted for $313,071 of the $390,263 of non-cash, stock-based compensation expense recorded during the period. We expect that the level of SFAS 123R expense to be recorded in the fourth quarter of 2007 will approximate the amount recorded in the current quarter. The amount of such expense to be recorded in 2008 will depend largely on whether the Board of Directors again suspends the grant of stock options to the directors as it did in 2007. Stock options awarded to the Board of Directors vest immediately therefore the entire expense is recorded in the period of grant.

We expect that general and administrative spending for the rest of 2007 will be slightly higher on a quarterly basis than what we experienced in the first nine months of 2007. These increases will be driven primarily by continued spending in the areas of patent legal expense, Sarbanes-Oxley compliance, and our investor relations program.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $3,849,193 for the nine months ended September 30, 2007 as compared to an operating loss from continuing operations of $2,978,098 for the first nine months of 2006. The increase in operating loss from continuing operations was primarily the result of increases in activities within our research and development and selling and marketing functions, partially offset by our increase in revenue and a decrease in non-cash, stock-based compensation expense associated with SFAS 123R.

The operating loss from continuing operations for the nine months ended September 30, 2007 included $252,469 of non-cash, stock-based compensation charges recognized in accordance with SFAS 123R. The same period for 2006 included $543,220 of SFAS 123R expense.

We plan to continue to increase our level of activity in all areas of our business, particularly selling and marketing and research and development, for the remainder of 2007. Consequently, we expect our operating loss from continuing operations for 2007 to exceed that of 2006.

Realized Gain on Sale of Securities

In the nine months ended September 30, 2007, we sold 513,934 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $2,028,720. During the same period in 2006, we sold 57,900 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $517,938. As of September 30, 2007 we had sold all of our shares of Panacos Pharmaceuticals and invested the proceeds in short-term, investment grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments. These funds are now available for our use in the development and commercialization of pressure cycling technology.

Interest Income

Interest income totaled $227,816 for the nine months ended September 30, 2007 as compared to interest income of $305,982 in the prior year period. The prior year period included approximately $75,000 of interest income from the CEO in connection with his loan from the Company. This note was satisfied in December, 2006. Aside from the interest earned on the note receivable, we earned approximately the same interest income during the first nine months of 2007 as we did in 2006.

Income Taxes from Continuing Operations

In the nine months ended September 30, 2007, we recorded a tax benefit from continuing operations of $253,539. During the same period in 2006, we recorded a benefit of $408,344. We expect to record a total tax benefit of approximately $250,000 during 2007, due to our Federal income tax carry-back position. This amount is less than that recorded during 2006 because we have a smaller Federal income tax carry-back position available to us this year than we did in the previous year.

Gain on Sale of Net Assets Related to Discontinued Operations

During the first nine months of 2007 we realized a gain on the sale of Source Scientific, LLC of $1,155,973. This gain is comprised of the $378,503 charge that we recorded in the first quarter of 2007 under the provisions of SAB Topic 5E and the gain of $1,534,476, net of income taxes of $218,060, that we recorded during the second quarter of 2007. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Net loss

For the nine months ended September 30, 2007, we recorded net loss of $183,145 as compared to a net loss of $1,754,834 for the same period in 2006. This significant reduction in net loss was due entirely to the gain of $2,028,720 from the sale of our remaining shares of Panacos Pharmaceuticals common stock and from the recognition of a $1,155,973 gain on the sale of net assets related to discontinued operations of Source Scientific, LLC. Excluding these non-recurring items, we would have recorded a loss in the first nine months of 2007 higher than that recorded during the same period in 2006. This increase in loss is due to an increase in spending in all areas of our business and is consistent with our plans to continue to increase our investment in selling and marketing and research and development in order to drive the commercialization and scientific expansion of PCT.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2007, our working capital position was $6,233,231, the primary components of which were cash and cash equivalents, accounts receivable, inventory, and prepaid expenses and deposits, partially offset by accounts payable, accrued employee compensation, other accrued expenses, and accrued income taxes. As of December 31, 2006, our working capital balance was $5,770,086, the primary components of which were cash and cash equivalents, income taxes receivable and prepaid expenses and deposits, and excluding our investment in marketable securities and the related deferred tax liability. The increase in working capital of $463,145 was due to the receipt of $1,780,071 from the sale of Source Scientific, LLC, and the receipt of $2,033,397 from the sale of 513,934 shares of Panacos Pharmaceuticals common stock, partially offset by our utilization of working capital resources to fund our operations for the nine months ended September 30, 2007. We expect to continue to fund our operating losses from our working capital balance. We believe that we have sufficient cash and working capital to fund our operations into late 2008.

Net cash used in continuing operations for the nine months ended September 30, 2007 was $3,023,249 as compared to net cash used in continuing operations of $1,862,409 for the nine months ended September 30, 2006.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $1,913,358 as compared to cash provided of $484,366 for the same period in the prior year. The cash generated in the first nine months of 2007 was entirely from the sale of our remaining shares of Panacos Pharmaceuticals common stock, partially offset by purchases of fixed assets. The cash generated in the same period in 2006 was entirely from the sale of 57,900 shares of Panacos common stock, also partially offset by purchases of fixed assets. We expect that our investment in fixed assets will increase in future quarters as we continue to increase our staff and operating facilities.

There were no cash flows from financing activities during the first nine months of 2007. Net cash used in financing activities in the nine months ended September 30, 2006 was $303,740, primarily relating the use of approximately $308,000 to purchase 106,600 shares of our common stock from an unaffiliated shareholder for $2.88 per share. The stock purchase from the unaffiliated shareholder was approved by our Board of Directors in September, 2006.

Net cash provided by discontinued operations during 2007 of $1,780,071 was due to the completion of the divestiture of Source Scientific, LLC. During the same period in 2006 we received cash from discontinued operations of $1,117,305. This amount was due entirely to the receipt of the final escrow payment in connection with the 2004 sale of the Boston Biomedica core businesses to SeraCare Life Sciences, Inc.

COMMITMENTS

Royalty Commitments

In 1998, we acquired all of the remaining outstanding common stock of BioSeq, Inc., a development-stage company involved with PCT. In accordance with the provisions of a technology transfer agreement assumed in the transaction, we are obligated to pay a 5% royalty on net sales until March 2016, to a third party. For purposes of the royalty calculation, net sales include the revenues related to Barocycler units sold or leased as well as PULSE™ Tube revenue. The royalty obligation that we accrued for the three and nine months ended September 30, 2007 was $4,122 and $12,915, respectively. The royalty obligation that we accrued and paid for the three and nine months ended September 30, 2006 was approximately $4,000 and $8,000, respectively.

Operating Leases

On October 4, 2007, we extended our sub-lease agreement with Proteome Systems, Inc., pursuant to which we have agreed to lease approximately 650 sq. feet of laboratory space plus 100 sq. feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period was extended through December 31, 2008 and the monthly rent remains $3,200 for the use of these facilities.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we have agreed to lease laboratory and office space in Rockville, Maryland. The lease period expired on May 31, 2007, and is currently on a month-to-month basis. We will pay $2,600 per month for the use of these facilities.

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force. In connection with this purchase order, we submitted total deposits to Source Scientific, LLC, in the amount of $260,000. The nine demonstration (NEP2320) instruments were prototype units and were therefore billable to us on a time and materials basis. As of September 30, 2007 we have taken possession of all of these completed NEP2320 prototype units and the full cost of these units was recorded within our consolidated statement of operations as research and development expense. The order for 20 NEP3229 units is based on a fixed bill of materials and we will be billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of September 30, 2007, none of the NEP3229’s had been completed. We expect all of these units to be completed and available for sale, lease or collaboration in early 2008.

In June 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 40 Barocycler NEP2320 units. In connection with this purchase order we submitted a deposit for $140,000. In accordance with the terms of this purchase order, we expect that the units will be completed during late 2007 and early 2008. We will be billed, based on a fixed bill of materials, for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. Finished goods will stay at Source Scientific, LLC for shipment directly to our customers. As of September 30, 2007 we have not been billed for any of these units.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

None

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

PRESSURE BIOSCIENCES, INC.

Date: November 12, 2007	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President, Chief Executive Officer & Treasurer (Principal Executive Officer)

By:	/s/ Edward H. Myles
Edward H. Myles Senior Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer)