Form 10-Q
period 2008-03-31
PRESSURE BIOSCIENCES INC
filed 2008-05-09
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2008  or

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

14 Norfolk Avenue
South Easton, Massachusetts
(Address of Principal Executive Offices)

02375
(Zip Code)

(508) 230-1828
(Registrant’s Telephone Number, Including Area Code)

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 1, 2008 was 2,192,175

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	2

Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2008 and 2007	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 6. Exhibits	23

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,146,820	$5,424,486
Accounts receivable	106,867	118,471
Inventories	595,060	172,548
Deposits	211,561	553,483
Prepaid income taxes	58,463	56,863
Income tax receivable	249,541	249,541
Prepaid expenses and other current assets	220,407	94,783
Total current assets	5,588,719	6,670,175

PROPERTY AND EQUIPMENT, NET	339,713	257,797

OTHER ASSETS
Intangible assets, net	316,132	328,290
TOTAL ASSETS	$6,244,564	$7,256,262

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$378,609	$152,729
Accrued employee compensation	364,144	377,190
Accrued professional fees and other expenses	189,642	186,840
Income taxes payable	5,889	4,519
Deferred revenue	9,911	15,075
Total current liabilities	948,195	736,353

LONG TERM LIABILITIES
Deferred revenue	6,127	6,767
TOTAL LIABILITIES	954,322	743,120

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock; 1,000,000 shares authorized; 0 outstanding	-	-
Common stock, $.01 par value; 20,000,000 shares authorized;
2,192,175 shares issued and outstanding	21,922	21,922
Additional paid-in capital	6,402,821	6,284,616
Retained (deficit) earnings	(1,134,501)	206,604
Total stockholders' equity	5,290,242	6,513,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,244,564	$7,256,262

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,

	2008	2007

REVENUE:
PCT Products, services, other	$81,473	$37,943
Grant revenue	50,903	93,678
Total revenue	132,376	131,621

COSTS AND EXPENSES:
Cost of PCT products and services	48,449	31,654
Research and development	490,931	461,532
Selling and marketing	463,161	256,530
General and administrative	501,248	481,082
Total operating costs and expenses	1,503,789	1,230,798

Operating loss from continuing operations	(1,371,413)	(1,099,177)

OTHER INCOME:
Realized gain on securities available for sale	-	727,473
Interest income	30,308	71,602
Total other income	30,308	799,075

Loss before income taxes	(1,341,105)	(300,102)
Income taxes from continuing operations	-	40,519
Loss from continuing operations	(1,341,105)	(259,583)

DISCONTINUED OPERATIONS:
Loss on discontinued operations	-	(378,503)
Net loss	$(1,341,105)	$(638,086)

Loss per share from continuing operations - basic and diluted	$(0.61)	$(0.13)
Loss per share from discontinued operations - basic and diluted	-	(0.18)
Net loss per share - basic and diluted	$(0.61)	$(0.31)

Weighted average number of shares used to calculate loss per share - basic and diluted	2,192,175	2,065,425

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED )

	For the Three Months Ended
	March 31,

	2008	2007

Net loss	$(1,341,105)	$(638,086)

Holding gain	-	302,146
Reclassification of unrealized gain to realized gain on securities during the period	-	(727,473)

Unrealized loss on marketable securities	-	(425,327)
Income tax benefit related to items of
other comprehensive loss	-	122,910

Total other comprehensive loss, net of taxes	-	(302,417)
Comprehensive loss	$(1,341,105)	$(940,503)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,341,105)	$(638,086)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	41,004	35,478
Non-cash, stock-based compensation expense	118,205	111,757
Realized gain on sale of marketable securities	-	(727,473)

Changes in operating assets and liabilities:
Accounts receivable	11,604	(93,611)
Inventories	(422,512)	(50,202)
Deposits	341,922	(176,000)
Income tax receivable and prepaid taxes	(230)	(51,319)
Prepaid expenses and other current assets	(125,624)	(50,183)
Accounts payable	225,880	122,077
Accrued employee compensation	(13,046)	(72,369)
Deferred revenue and other accrued expenses	(3,002)	13,543
Net cash used in operating activities from continuing operations	(1,166,904)	(1,576,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(110,762)	(29,679)
Proceeds from sale of marketable securities	-	728,938
Net cash (used in) provided by investing activities from continuing operations	(110,762)	699,259

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from operating activities	-	378,503
Net cash provided by discontinued operations	-	378,503

CHANGE IN CASH AND CASH EQUIVALENTS:	(1,277,666)	(498,626)
Cash and cash equivalents, beginning of period	5,424,486	5,335,282
Cash and cash equivalents, end of period	$4,146,820	$4,836,656

SUPPLEMENTAL INFORMATION:
Income taxes paid	$2,790	$10,800
Income taxes received	834	-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

1)	Business Overview and Management Plans

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as the ProteoSolve–lrs kit for the detergent-free extraction of proteins from lipid-rich samples, together make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception. As of March 31, 2008, we had available cash of approximately $4.1 million. We believe that we have sufficient liquidity to fund our operations at their current level, and with planned increases in selected areas of our business, into early 2009. The extent to which we increase our operational costs is dependent upon our judgment of the investment required to successfully commercialize PCT and our ability to secure additional funding through equity or debt financings. If we are unable to increase the number of installations of Barocycler instruments and if we are unable to secure additional funding through equity or debt financings, we will be prepared to reduce our spending. We have developed plans based on these contingencies and such reductions of spending will include the delay of certain research and development projects and the reduction of the cost of our workforce. We believe that implementing such changes to our business plan will allow us to extend our existing cash balances into the middle of 2009, without significantly impacting our short-term commercialization efforts.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2007.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, deferred tax assets and the costs associated with fulfilling our warranty obligations for the instruments that we sell, and in our calculation of fair value of stock options awarded. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a representative to the customer site to install every Barocycler that we sell through our domestic sales force. The installation process includes uncrating and setting up the instrument and conducting an introductory user training course. Product revenue related to current Barocycler instrumentation is recognized upon the installation of our instrumentation at the customer location. Product revenue related to sales of PCT products to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to our consumable products such as PULSE Tubes and ProteoSolve-lrs kits is recorded upon shipment through a common carrier.  Shipping costs are included in the costs of sales. Any shipping costs billed to customers are recognized as revenue.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, we account for our lease agreements under the operating method. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial credit for rental payments previously  made. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our Consolidated Statements of Operations. We pay all maintenance costs associated with the instrument during the term of the leases.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

Inventories

Inventories are valued at the lower of cost or market.  The composition of inventory as of March 31, 2008 and December 31, 2007 is as follows:
	March 31,	December 31,
	2008	2007
Raw materials	$44,615	$28,115
Finished goods	550,445	144,433
Total	$595,060	$172,548

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are being amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2007 and was reviewed as of March 31, 2008. We have concluded that no impairment of intangible assets had occurred.

 Long-Lived Assets and Deferred Costs

In accordance with the FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” , if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2007 and reviewed the analysis as of March 31, 2008 and determined that such long-lived assets were not impaired.

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

During the three months ended March 31, 2008 and 2007 our top five customers accounted for 84.2% and approximately 100% of our total revenues, respectively. During the three months ended March 31, 2008 and 2007, various agencies of the Federal Government of the United States in the aggregate accounted for 39.5% and 73.7% of our total revenues, respectively.

As of March 31, 2008 and December 31, 2007 our top five accounts receivable accounted for 96.9% and 93.8% of our total receivables balance, respectively. As of March 31, 2008 and December 31, 2007, various agencies of the Federal Government of the United States in the aggregate accounted for 47.6% and 40.9% of our total accounts receivable, respectively.

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation. We have initiated several engineering initiatives to position us for greater independence from any one supplier, and we are in the process of developing a network of manufacturers and sub-contractors to reduce our reliance on any single supplier. Until we develop a broader network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from this calculation. The following table illustrates our computation of loss per share for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31,
	2008	2007
Numerator:
Loss from continuing operations - basic and diluted	$(1,341,105)	$(259,583)

Denominator:
Weighted Average Shares Outstanding - basic and diluted	2,192,175	2,065,425

Loss per share from continuing operations - basic and diluted	$(0.61)	$(0.13)

Shares excluded from calculations	196,785	101,089

Accounting for Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Accounting for Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants. We recognize equity compensation expense over the requisite service period using the Black-Sholes formula to estimate the fair value of the stock options on the date of grant. Since January 1, 2006, we have accounted for our stock option expense in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R.

We recognized stock-based compensation expense of $118,205 and $111,757 for the three months ended March 31, 2008 and 2007, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statement of Operations:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

	For the Three Months Ended, March 31,
	2008	2007
Cost of PCT products and services	$-	$2,620
Research and development	43,237	49,494
Selling and marketing	33,032	15,995
General and administrative	41,936	43,648
Total stock-based compensation expense	$118,205	$111,757

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Our historical forfeiture rate has been approximately 5%, so we used this historical rate as our assumption in calculating future stock-based compensation expense.

During the three months ended March 31, 2008 and 2007, the total fair value of stock options awarded was $127,552 and $267,805, respectively.

As of March 31, 2008, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $666,921. The non-cash, stock based compensation expense associated with the vesting of these options will be $333,251 in 2008, $238,311 in 2009, $90,750 in 2010 and $4,609 in 2011.

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

Investment in Marketable Securities

As of March 31, 2008 we held 0 shares of common stock of Panacos Pharmaceuticals, Inc. During the three months ended March 31, 2007 we sold 161,000 shares to generate a realized gain of $727,473, on proceeds of $728,938. During 2007 we accounted for this investment in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale.

Advertising

Advertising costs are expensed as incurred. During the three months ended March 31, 2008 and 2007, we incurred $6,517 and $0, respectively in advertising expense.

Rent Expense

Rental costs are expensed as incurred. During the three months ended March 31, 2008 and 2007, we incurred $32,213 and $20,520, respectively in rent expense for the use of our corporate office and research and development facilities.

4)	Discontinued Operations

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

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

During the three months ended March 31, 2007, Source Scientific, LLC reported a net loss of approximately $483,000. In accordance with the SAB Topic 5E we recorded a charge in our Consolidated Statements of Operations equal to the net book value on our Consolidated Balance Sheet of $378,503. Upon execution of the Consent Agreement we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. The charge that we recorded during the first quarter of 2007 has been reclassified to reflect this change.

5)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed an 18 month lease agreement commencing in February 2008, pursuant to which we lease approximately 5,500 square feet of office space, with an option for an additional 18 months. We pay approximately $6,500 per month for the use of these facilities.

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we lease laboratory and office space in Rockville, MD. In August 2007, we extended this lease agreement through May 31, 2009. We pay approximately $3,300 per month for the use of these facilities.

On March 1, 2006, we entered into a sub-lease agreement with Proteome Systems, pursuant to which we lease approximately 650 square feet of laboratory space plus 100 square feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period extends through December 31, 2008 and we pay approximately $3,200 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2008 and 2007, we incurred approximately $3,000 and $2,000, respectively in royalty expense associated with our obligation to BMA Laboratories.

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

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force. In connection with this purchase order, we placed deposits with Source Scientific, LLC in the amount of $260,000. The nine demonstration (NEP2320) instruments were prototype units and were therefore billable on a time and materials basis. As of December 31, 2007 we took possession of all of these prototype NEP2320 units and the cost was expensed as incurred as research and development expense within our Consolidated Statements of Operations. The order for 20 NEP3229 units is based on a fixed bill of materials and we are billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. As of March 31, 2008, 16 of the NEP3229’s had been completed. We expect the remaining 4 units to be completed and available for sale, lease or collaboration in the second quarter of 2008.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

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

As of March 31, 2008, we had $87,000 on deposit with Source for 14 remaining units pursuant to these purchase orders. As of December 31, 2007 we had $379,000 on deposit with Source for 54 remaining units pursuant to open purchase orders.

Indemnification

In connection with our sale of substantially all of the assets of Boston Biomedica, Inc. (“BBI Core Businesses”) to SeraCare Life Sciences, Inc. in September 2004, we continue to be exposed to possible indemnification claims in amounts up to the purchase price of approximately $29 million. Our indemnification obligations for breaches of some representations and warranties relating to compliance with environmental laws extend until September 14, 2009, representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement and brokers fees, extend indefinitely.

Severance and Change of Control Agreements

Each of our executive officers, Mr. Schumacher, Mr. Myles, Dr. Ting, Dr. Lazarev, Dr. Lawrence, and Mr. Potter, is entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of each executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, each executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination. The total commitment related to these agreements in the aggregate is approximately $1.2 million.

Each of our executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The total commitment related to these agreements in the aggregate is approximately $1.5 million.

6)	Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of March 31, 2008 none of these shares have been issued.

Common Stock

Shareholders Rights Plan

On March 3, 2003, our Board of Directors adopted a shareholder rights plan (“the Rights Plan”) and declared a distribution of one Right for each outstanding share of our Common Stock to shareholders of record at the close of business on March 21, 2003 (the “Rights”). Initially, the Rights will trade automatically with the common stock and separate Right Certificates will not be issued.  The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of our shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company. The Rights Plan was not adopted in response to any effort to acquire the Company and the Board is not aware of any such effort. The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the common stock. With respect to any person or group who currently beneficially owns 15% or more of our common stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of common stock.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

Subject to certain limited exceptions, if a person or group acquires beneficial ownership of 15% or more of our outstanding common stock or if a current 15% beneficial owner acquires additional shares of common stock, each holder of a Right (other than the 15% holder whose Rights become void once such holder reaches the 15% threshold) will thereafter have a right to purchase, upon payment of the purchase price of the Right, that number of shares of our common stock which at the time of such transaction will have a market value equal to two times the purchase price of the Right.  In the event that, at any time after a person or group acquires 15% or more of our common stock, we are acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold, each holder of a Right will thereafter have the right to purchase, upon payment of the purchase price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the purchase price of the Right.

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

Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2008, options to acquire 914,000 shares were outstanding under the Plan.

We also have 244,000 stock options outstanding under our 1999 Non-qualified Plan and 9,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of March 31, 2008, there were 4,800 shares available for future grant under the 1999 Non-qualified Plan. The 1994 Incentive Stock Option Plan expired; therefore, there are no shares available for future grants under this plan.

The following tables summarize information concerning options outstanding and exercisable:

	Stock Options
		Weighted		Weighted
		Average price		Average price
	Shares	per share	Exercisable	per share
Balance outstanding, 12/31/2007	1,120,500	$3.45	691,166	$3.23

Granted	47,000	4.36
Exercised	-
Expired	-
Forfeited	-
Balance outstanding, 3/31/2008	1,167,500	$3.49	754,166	$3.27

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$2.50 - $2.70	159,000	4.4	$2.64	159,000	4.4	$2.64
2.71 - 3.08	343,000	6.4	2.96	276,333	6.2	2.97
3.09 - 3.95	389,500	8.1	3.71	191,833	7.9	3.71
3.96 - 5.93	276,000	8.7	4.32	127,000	7.6	4.05
$2.50 - $5.93	1,167,500	7.2	$3.49	754,166	6.5	$3.27

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2008 and December 31, 2007 is illustrated in the table below:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

	March 31, 2008	December 31, 2007
Stock options, outstanding	$361,925	$2,162,565
Stock options, exercisable	399,708	1,486,007

 Stock Buy-back Program

During the quarter ended September 30, 2006 our Board of Directors approved a stock buy-back program pursuant to which we are authorized to use up to $500,000 of our cash resources to purchase shares of the Company’s common stock in the open market or in privately negotiated transactions. We did not acquire any shares through our stock buy-back program during the three months ended March 31, 2008 and 2007.

Sale of Common Stock

On November 21, 2007, we completed a private placement pursuant to which we sold an aggregate of 126,750 shares of common stock, $0.01 par value (the “Shares”), for a purchase price of $5.00 per share, resulting in gross proceeds to us of approximately $633,750 (the “Private Placement”). The Shares were issued and sold to a total of 8 accredited investors pursuant to a Securities Purchase Agreement entered into as of November 21, 2007 (the “Securities Purchase Agreement”).

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

In connection with the Private Placement, we agreed to prepare and file a Registration Statement on Form S-3 (the “Registration Statement”) covering the resale of the Shares purchased in the Private Placement, and to use our commercially reasonable efforts to cause such Registration Statement to be declared effective as promptly as possible after the filing thereof and to keep the Registration Statement continuously effective under the Securities Act until all shares covered by such Registration Statement have been sold, or may be sold without volume restrictions pursuant to Rule 144 (or any successor Rule under the Securities Act). The Registration Statement was declared effective by the SEC on January 22, 2008.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	potential growth in the market for our PCT products;
-	market acceptance and the potential for commercial success of our PCT products;
-	our belief that PCT provides a superior solution for sample preparation;
-	the expected development and success of new product offerings;
-	the potential applications for PCT;
-	the expected benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration program;
-	our belief that we have sufficient liquidity to finance operations into early 2009;
-	our expectation of obtaining additional research grants from the government in the future;
-	the amount of cash necessary to operate our business;
-	our ability to raise additional capital when needed;
-	the availability of net operating losses to offset potential future operating income;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as those discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barolcycler®, and our internally developed consumables product line, which includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as the ProteoSolve-lrs kit for the detergent-free extraction of proteins from lipid-rich samples, together make up the PCT Sample Preparation System (“PCT SPS”).

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

Our business strategy is to commercialize pressure cycling technology in the area of sample preparation for genomic, proteomic, and small molecule studies (“sample preparation”). We also plan to pursue the further development and commercialization of PCT in other life sciences applications, which could include working with various strategic partners that have greater scientific and regulatory expertise in the respective applications than we do.

To support our current strategy, our primary focus in 2007 and the first quarter of 2008 was the execution of our commercialization plan for PCT in sample preparation. We increased our spending in important areas of our business during 2007 and 2008, including increased expenses associated with additional staff in the areas of sales and research and development to support our sales expansion and increased research and development activities.

If we are successful commercializing our technology in the sample preparation market, we believe that our financial results will be positively affected by a combination of the revenue from the sale, lease, and rental of the Barocycler instruments, and by the recurring revenue streams that we hope to realize from the sale of the single-use PULSE Tubes, PCT-dependent kits (such as ProteoSolve-lrs), and extended service contracts on our instrumentation. We believe the recurring revenue streams that could be generated from our instruments in the field is a very important component of our future financial success. Therefore, we believe that in the short-term it is more important for us to focus on increasing the number of installed Barocyclers in the field than it is for us to record revenue in the current period. To this end, we have offered our prospective customers the opportunity to lease or rent the Barocycler instruments. While these arrangements do not provide us with the immediate revenue of a sale, they do serve to expand the utilization of PCT and they provide a stream of revenue from the monthly rental income and the sale of consumable products. We define sales, leases, and rentals of Barocycler instruments as revenue-generating installations.

We also derive revenue from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health. In September 2006, and in March 2007, we received SBIR Phase I grants in the aggregate amount of $300,000. These grants have funded experiments to demonstrate the feasibility of using pressure cycling technology in various applications in the life sciences. If our work in SBIR Phase I grants is successful, then we expect to have the opportunity to apply for larger NIH SBIR Phase II grants. We have several SBIR Phase I and II grants under review at the present time. Additionally, if our work with the SBIR grants is successful, the publication of Application Notes in specific areas of research should further support our commercialization efforts.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Revenue

We recognized revenue of $132,376 for the three months ended March 31, 2008, as compared to $131,621 for the same period in the prior year.

Revenue from the sale of PCT products and services was $81,473 for the three months ended March 31, 2008 as compared to $37,943 for the same period in the prior year. During the first quarter of 2008 we completed the installation of seven Barocycler instruments at customer locations, as compared to one in the same period of 2007. Also contributing to the increase in revenue was an increase in the number of PULSE Tubes and ProteoSolve-lrs kits sold. During the first quarter of 2008, four of our installations were completed pursuant to the terms of lease and rental agreements and three were outright sales.

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

During the three months ended March 31, 2008 and 2007, we recorded $50,903 and $93,678 of grant revenue, respectively, in connection with our two SBIR Phase 1 grants. This decrease in grant revenue was due to a shift in resources from grant related activities to other research and development projects.

Cost of PCT Products and Services

The cost of PCT products and services was $48,449 for the three months ended March 31, 2008 compared to $31,654 for the comparable period in 2007. This decrease in overall cost of goods sold as a percentage of revenue is due primarily to a shift in the product mix to include an increasing number of consumables and the sale of a Barocycler NEP2320 unit, which has a higher gross margin than the NEP3229.

We believe that our cost of PCT products and services will continue to improve as a percentage of revenue as we continue to install more instrumentation, and sell more consumable products, such as PULSE Tubes and ProteoSolve-lrs kits. However, we expect our gross margin may fluctuate from period to period as we continue to sell, lease, or rent a varying mix of Barocycler instrumentation.

Research and Development

Research and development expenditures increased to $490,931 in the first quarter of 2008 as compared to $461,532 in the same period in 2007. This increase in research and development expense was due primarily to the planned expansion of our research and development staff and an increase in the number of scientific projects our staff is managing within our own laboratories. This increase in headcount and project spending is consistent with our strategy to continue to evaluate and potentially offer new applications of PCT within the life sciences’ sample preparation field.

Research and development expense recognized in the first quarter of 2008 and 2007 included $43,237 and $49,494, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the remaining quarters of 2008 to be similar to the first quarter.

We plan to reduce the level of hiring in 2008, relative to 2007. Therefore, we expect our spending in this area to increase less significantly than it has in prior periods. We believe that with our existing staff, we can continue to pursue research and development programs, and continue to invest successfully in our intellectual property portfolio, in the sample preparation area.

Selling and Marketing

Selling and marketing expenses increased to $463,161 for the three months ended March 31, 2008 from $256,530 for the comparable period in 2007. This increase was the result of our growth from two selling and marketing employees in the first quarter of 2007 to nine in the first quarter of 2008.

During the first quarter of 2008 and 2007, selling and marketing expense included $33,032 and $15,995, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the remaining quarters of 2008 to be similar to the first quarter.

We expect selling and marketing expense for the remaining quarters of 2008 to continue to increase relative to the expense incurred during the first quarter as we continue to develop and train our domestic sales force and expand our foreign distribution network. Additionally, we plan to continue our expansion of our marketing programs for the remainder of 2008 in order to drive toward successful commercialization of PCT.

General and Administrative

General and administrative costs totaled $501,248 for the three months ended March 31, 2008, as compared to $481,082 for the comparable period in 2007. The increase in general and administrative costs is due to increased spending in connection with Sarbanes-Oxley compliance, and our investor relations program.

Our general and administrative costs for the first quarter of 2008 included $41,936 of stock-based compensation expense as compared to $43,648 in the first quarter of 2007. We expect that the level of stock-based compensation expense to be recorded in the second quarter of 2008 will increase due to the expense associated with the award of 10,000 non-qualified, fully-vested stock options to each of the four independent members of our Board of Directors.

We expect that general and administrative spending, excluding stock-based compensation expense for the full year of 2008, to be approximately the same as it was in 2007. We will continue to incur costs in support of our investor relations programs, Sarbanes-Oxley compliance, and other requirements associated with being a publicly-traded company, and continued investment in the development of our infrastructure.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $1,371,413 for the three months ended March 31, 2008 as compared to an operating loss from continuing operations of $1,099,177 for the comparable period in 2007. The increase in operating loss from continuing operations was primarily the result of the planned increases in activities within our research and development and selling and marketing functions of our business.

The operating loss from continuing operations for the three months ended March 31, 2008 included $118,205 of non-cash, stock-based compensation expense as compared to $111,757 in the comparable period in 2007.

We expect our operating loss in 2008 to be higher than the operating loss incurred in 2007, due primarily to expected increased spending in our sales and marketing activities and, to a lesser extent, our research and development activities. We do, however, expect that the gross profit from increasing revenues will partially mitigate the impact of our increased spending on our overall operating loss.

Realized gain of sale on securities held for sale

In the three months ended March 31, 2007 we sold 161,000 shares of Panacos Pharmaceuticals and realized a gain on securities sold of $727,473. We completed the liquidation of our investment in Panacos Pharmaceuticals during the second quarter of 2007.

Interest Income

Interest income totaled $30,308 for the three months ended March 31, 2008 as compared to interest income of $71,602 in the prior year period. The decrease is due to lower average cash balances and lower yields on these balances during 2008, as compared to 2007.

Income Taxes from Continuing Operations

In the quarter ended March 31, 2008, we did not record a benefit for income taxes from continuing operations. During the same period in 2007, we recorded a benefit for income taxes of $40,519.

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

Gain on Assets Related to Discontinued Operations

During the first half of 2007, we realized a gain on the sale of Source Scientific, LLC of $1,155,973. This gain is comprised of the $378,503 charge that we recorded in the first quarter of 2007 under the provisions of Staff Accounting Bulletin (“SAB”) Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation (“SAB Topic 5E”) and the gain of $1,534,476, net of income taxes of $218,060, that we recorded during the second quarter of 2007, the period in which we completed the sale. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Upon completion of the transaction, we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. The charge that we recorded during the first quarter of 2007, under the provisions of SAB Topic 5E, has been reclassified as discontinued operations to reflect this change.

Net loss

During the first quarter of 2008 we recorded a net loss of $1,341,105 as compared to a net loss of $638,086 in the first quarter of 2007. Our increase in net loss is the result of increased operating costs in 2008 relative to 2007 in all areas of our operations, most notably in our selling and marketing activities. Additionally, although we expect our revenue to increase, our net loss in 2008 will not be mitigated by the gain on sale of marketable securities, gain on sale of assets from discontinued operations, and the benefit from income taxes, as was the case in 2007. We therefore expect our net loss for the full year of 2008 to be higher than the net loss reported for the full year in 2007

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2008, our working capital position was $4,640,524, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, and income taxes receivable, partially offset by accounts payable, accrued employee compensation, and other accrued expenses. As of December 31, 2007, our working capital balance was $5,933,822, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses, and deposits. We expect to continue to fund our operations from our working capital balance. We believe that we have sufficient cash and working capital to fund our operations into early 2009.

Net cash used in continuing operations for the three months ended March 31, 2008 was $1,166,904 as compared to net cash used in continuing operations of $1,576,388 for the three months ended March 31, 2007.

Net cash used by investing activities for the three months ended March 31, 2008 was $110,762 as compared to cash provided of $699,259 for the same period in the prior year. The cash used in the first three months of 2008 was the result of the purchase of furniture and fixtures associated with our move to new corporate offices. The cash generated in the same period in 2007 was entirely from the sale of 161,000 shares of Panacos common stock, partially offset by purchases of fixed assets.

There were no cash flows from discontinued operations during the three months of 2008. During the three months ended March 31, 2007, Source Scientific, LLC reported a net loss of approximately $483,000. In accordance with SAB Topic 5E we recorded a charge in our Consolidated Statements of Operations equal to the net book value on our Consolidated Balance Sheet of $378,503. In connection with the sale of our remaining 30% ownership interest in Source Scientific, LLC at the end of May 2007, we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. The charge that we recorded during the first quarter of 2007 has been reclassified to reflect this change.

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

On June 1, 2006, we entered into a lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we lease laboratory and office space in Rockville, MD. In August 2007, we extended this lease agreement through May 31, 2009. We pay approximately $3,300 per month for the use of these facilities.

On March 1, 2006, we entered into a sub-lease agreement with Proteome Systems, pursuant to which we lease approximately 650 square feet of laboratory space plus 100 square feet of office space from Proteome Systems in Woburn, Massachusetts. The lease period extends through December 31, 2008 and we pay approximately $3,200 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2008 and 2007, we incurred approximately $3,000 and $2,000, respectively in royalty expense associated with our obligation to BMA Laboratories.

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

Purchase Commitments

In March 2007, we executed a purchase order with Source Scientific, LLC under which we agreed to purchase 20 Barocycler NEP3229 units and nine demonstration (NEP2320) units to be used by our sales force. In connection with this purchase order, we placed deposits with Source Scientific, LLC in the amount of $260,000. The nine demonstration (NEP2320) instruments were prototype units and were therefore billable on a time and materials basis. As of December 31, 2007 we took possession of all of these prototype NEP2320 units and the cost was expensed as incurred as research and development expense within our Consolidated Statements of Operations. The order for 20 NEP3229 units is based on a fixed bill of materials and we are billed for the complete cost of each unit as it is completed, net of the deposit we placed for each instrument. As of March 31, 2008, 16 of the NEP3229’s had been completed. We expect the remaining 4 units to be completed and available for sale, lease or collaboration in the second quarter of 2008.

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

As of March 31, 2008, we had $87,000 on deposit with Source for 14 remaining units pursuant to these purchase orders. As of December 31, 2007 we had $379,000 on deposit with Source for 54 remaining units pursuant to open purchase orders.

Indemnification

In connection with our sale of substantially all of the assets of Boston Biomedica, Inc. (“BBI Core Businesses”) to SeraCare Life Sciences, Inc. in September 2004, we continue to be exposed to possible indemnification claims in amounts up to the purchase price of approximately $29 million. Our indemnification obligations for breaches of some representations and warranties relating to compliance with environmental laws extend until September 14, 2009, representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement, and brokers fees, extend indefinitely.

Severance and Change of Control Agreements

Each of our executive officers, Mr. Schumacher, Mr. Myles, Dr. Ting, Dr. Lazarev, Dr. Lawrence, and Mr. Potter, is entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of each executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, each executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination. The total commitment related to these agreements in the aggregate is approximately $1.2 million.

Each of our executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The total commitment related to these agreements in the aggregate is approximately $1.5 million.

RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of March 31, 2008, the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities consisted of derivatives for forward contracts. The Company determined fair value for the investments in marketable securities and the derivative liabilities based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157); fair value for investments in non-publicly traded companies was based on third party valuation models (i.e. Level 2 as defined under SFAS 157). The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

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

SFAS 141(R) includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 9, 2008	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President, Chief Executive Officer & Treasurer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Edward H. Myles
Edward H. Myles Senior Vice President of Finance & Chief Financial Officer (Principal Financial and Accounting Officer)