Form 10-Q
period 2008-06-30
PRESSURE BIOSCIENCES INC
filed 2008-08-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008  or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of July 31, 2008 was 2,195,283

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 and 2007	2

Consolidated Statements of Comprehensive (Loss) Income for the Three Months and Six Months Ended June 30, 2008 and 2007	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 6. Exhibits	27

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,835,771	$5,424,486
Accounts receivable	122,958	118,471
Inventories	676,516	172,548
Deposits	15,472	553,483
Prepaid income taxes	58,463	56,863
Income tax receivable	249,541	249,541
Prepaid expenses and other current assets	217,977	94,783
Total current assets	4,176,698	6,670,175

PROPERTY AND EQUIPMENT, NET	308,926	257,797

OTHER ASSETS
Intangible assets, net	303,974	328,290
TOTAL ASSETS	$4,789,598	$7,256,262

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$244,722	$152,729
Accrued employee compensation	326,966	377,190
Accrued professional fees and other expenses	213,868	186,840
Income taxes payable	6,745	4,519
Deferred revenue	10,681	15,075
Total current liabilities	802,982	736,353

LONG TERM LIABILITIES
Deferred revenue	5,486	6,767
TOTAL LIABILITIES	808,468	743,120

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock; 1,000,000 shares authorized; 0 outstanding	-	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,195,283 shares issued and outstanding on June 30, 2008 and 2,192,175 shares issued and outstanding on December 31, 2007	21,953	21,922
Additional paid-in capital	6,664,329	6,284,616
Retained (deficit) earnings	(2,705,152)	206,604
Total stockholders' equity	3,981,130	6,513,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,789,598	$7,256,262

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE:
PCT Products, services, other	$117,698	$136,355	$199,171	$174,297
Grant revenue	2,486	65,772	53,389	159,451
Total revenue	120,184	202,127	252,560	333,748

COSTS AND EXPENSES:
Cost of PCT products and services	88,434	57,629	136,883	89,282
Research and development	461,672	538,015	952,603	999,547
Selling and marketing	521,606	350,823	984,767	607,354
General and administrative	635,672	624,462	1,136,920	1,105,544
Total operating costs and expenses	1,707,384	1,570,929	3,211,173	2,801,727

Operating loss from continuing operations	(1,587,200)	(1,368,802)	(2,958,613)	(2,467,979)

OTHER INCOME:
Realized gain on securities available for sale	-	1,301,247	-	2,028,720
Interest income	16,549	80,482	46,857	152,084
Total other income	16,549	1,381,729	46,857	2,180,804

(Loss) income from continuing operations before income taxes	(1,570,651)	12,927	(2,911,756)	(287,175)
Income tax benefit from continuing operations	-	3,516	-	44,035

(Loss) income from continuing operations	(1,570,651)	16,443	(2,911,756)	(243,140)

DISCONTINUED OPERATIONS:
Gain on sale of net assets related to discontinued operations (net of income tax of $218,060)	-	1,534,476	-	1,155,973
Net (loss) income	$(1,570,651)	$1,550,919	$(2,911,756)	$912,833

(Loss) income per share from continuing operations - basic	$(0.72)	$0.01	$(1.33)	$(0.12)
Income per share from discontinued operations - basic	-	0.74	-	0.56
Net (loss) income per share - basic	$(0.72)	$0.75	$(1.33)	$0.44

(Loss) income per share from continuing operations - diluted	$(0.72)	$0.01	$(1.33)	$(0.12)
Income per share from discontinued operations - diluted	-	0.67	-	0.56
Net (loss) income per share - diluted	$(0.72)	$0.68	$(1.33)	$0.44

Weighted average number of shares used to calculate (loss) income per share - basic	2,193,598	2,065,425	2,192,883	2,065,425
Weighted average number of shares used to calculate (loss) income per share - diluted	2,193,598	2,296,930	2,192,883	2,065,425

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(1,570,651)	$1,550,919	$(2,911,756)	$912,833

Holding gain	-	(329,625)	-	(27,479)
Reclassification of unrealized gain to realized gain on securities during the period	-	(1,301,247)	-	(2,028,720)

Unrealized loss on marketable securities	-	(1,630,872)	-	(2,056,199)
Income tax benefit related to items of other comprehensive loss	-	548,413	-	671,323

Total other comprehensive loss, net of taxes	-	(1,082,459)	-	(1,384,876)
Comprehensive (loss) income	$(1,570,651)	$468,460	$(2,911,756)	$(472,043)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,911,756)	$912,833
Less gain on sale of discontinued operations	-	(1,155,973)
Loss from continuing operations	$(2,911,756)	$(243,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,079	77,933
Stock-based compensation expense	369,994	152,593
Realized gain on sale of marketable securities	-	(2,028,720)

Changes in operating assets and liabilities:
Accounts receivable	(4,487)	(38,152)
Inventories	(503,968)	(219,173)
Deposits	538,011	(49,700)
Accounts payable	91,993	176,766
Accrued employee compensation	(50,224)	21,215
Deferred revenue and other accrued expenses	21,353	(11,065)
Prepaid expenses and other current assets and other current liabilities	(122,568)	(96,426)
Net cash used in operating activities from continuing operations	(2,473,573)	(2,257,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(124,892)	(87,207)
Proceeds from sale of marketable securities	-	2,033,397
Net cash (used in) provided by investing activities from continuing operations	(124,892)	1,946,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	9,750	-
Net cash provided by financing activities from continuing operations	9,750	-

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from investing activities	-	1,780,071
Net cash provided by discontinued operations	-	1,780,071

CHANGE IN CASH AND CASH EQUIVALENTS:	(2,588,715)	1,468,392
Cash and cash equivalents, beginning of period	5,424,486	5,335,282
Cash and cash equivalents, end of period	$2,835,771	$6,803,674

SUPPLEMENTAL INFORMATION:
Income taxes paid	$2,790	$20,800
Income taxes received	834	-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception. As of June 30, 2008, we had a cash balance of approximately $2.8 million. In July 2008, we implemented a number of cost reduction initiatives, including the delay of certain research and development projects, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, and a reduction in our workforce which included the re-alignment of our sales force from seven full time sales directors to three. We have also delayed the hiring of new personnel to fill previously vacated positions. We believe that implementing such changes to our business plan will allow us to extend our existing cash balances into the middle of 2009, without significantly impacting our short-term commercialization efforts.

The extent to which we increase, or decrease, our operational costs over the coming quarters is dependent upon our judgment of the investment required to successfully commercialize PCT and our ability to secure additional funding through equity or debt financings. If we are unable to increase the number of installations of PCT Systems and if we are unable to secure additional funding through equity or debt financings, we will undertake additional cost reduction measures.

2) Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2007.

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
AS OF JUNE 30, 2008
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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a representative to the customer site to install every Barocycler that we sell through our domestic sales force. The installation process includes uncrating and setting up the instrument and conducting introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the installation of our instrumentation at the customer location. Product revenue related to sales of PCT products to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to our consumable products such as PULSE Tubes and ProteoSolve-lrs kits is recorded upon shipment through a common carrier.  Shipping costs are included in the costs of sales. Any shipping costs billed to customers are recognized as revenue.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, we account for our lease agreements under the operating method. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our consolidated statements of operations. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial, or full, credit for rental payments previously made. We pay all maintenance costs associated with the instrument during the term of the leases.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
Inventories

Inventories are valued at the lower of cost or market.  The composition of inventory as of June 30, 2008 and December 31, 2007 is as follows:

	June 30,	December 31,
	2008	2007
Raw materials	$55,916	$28,115
Finished goods	620,600	144,433
Total	$676,516	$172,548

Our finished goods inventory balance as of June 30, 2008 and December 31, 2007 included 47 and 8 Barocycler instruments, respectively.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2007 and we reviewed the analysis as of June 30, 2008. We have concluded that there is no impairment of intangible assets.

 Long-Lived Assets and Deferred Costs

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test as of December 31, 2007 and we reviewed the analysis as of June 30, 2008. We have concluded that there is no impairment of long-lived assets.

Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university laboratories.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

The following tables illustrate the level of concentration as a percentage of total revenues during the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended
	June 30,
	2008	2007
Top Five Customers	89%	97%
Federal Agencies	4%	66%

	For the Six Months Ended
	June 30,
	2008	2007
Top Five Customers	69%	88%
Federal Agencies	22%	60%

The following table illustrates the level of concentration as a percentage of total accounts receivable balance as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Top Five Customers	93%	94%
Federal Agencies	44%	41%

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

Computation of Loss per Share

Basic (loss) income per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding. Diluted (loss) income per share is computed by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, stock options are considered common stock equivalents in periods in which they have a dilutive effect. Stock options that are anti-dilutive are excluded from this calculation. The following table illustrates our computation of (loss) income per share for the three months and six months ended June 30, 2008 and 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Loss (income) from continuing operations - basic and diluted	$(1,570,651)	$16,443	$(2,911,756)	$(243,140)

Denominator:
Weighted average shares outstanding - basic	2,193,598	2,065,425	2,192,883	2,065,425

Net effect of dilutive common stock equivalents-based on treasury stock method using average market price	-	231,505	-	-

Weighted average shares outstanding - diluted	2,193,598	2,296,930	2,192,883	2,065,425

(Loss) income per share from continuing operations - basic	$(0.72)	$0.01	$(1.33)	$(0.12)

(Loss) income per share from continuing operations - diluted	$(0.72)	$0.01	$(1.33)	$(0.12)

Shares excluded from calculations	145,313	-	187,970	169,076

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

Accounting for Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Accounting for Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants. We recognize equity compensation expense over the requisite service period using the Black-Scholes formula to estimate the fair value of the stock options on the date of grant. Since January 1, 2006, we have accounted for our stock option expense in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R.

We recognized stock-based compensation expense of $251,789 and $40,838 for the three months ended June 30, 2008 and 2007, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, June 30,
	2008	2007
Cost of PCT products and services	$-	$367
Research and development	53,633	14,934
Selling and marketing	42,200	3,498
General and administrative	155,956	22,039
Total stock-based compensation expense	$251,789	$40,838

We recognized stock-based compensation expense of $369,994 and $152,593 for the six months ended June 30, 2008 and 2007, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Six Months Ended, June 30,
	2008	2007
Cost of PCT products and services	$-	$2,987
Research and development	96,870	64,428
Selling and marketing	75,232	19,492
General and administrative	197,892	65,686
Total stock-based compensation expense	$369,994	$152,593

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Our historical forfeiture rate has been approximately 5%, so we used this historical rate as our assumption in calculating future stock-based compensation expense.

During the three months ended June 30, 2008 and 2007, the total fair value of stock options awarded was $100,556 and $113,518, respectively. During the six months ended June 30, 2008 and 2007, the total fair value of stock options awarded was $228,108 and $381,322, respectively.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

As of June 30, 2008, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $523,772. The non-cash, stock based compensation expense associated with the vesting of these options will be $194,358 in 2008, $234,056 in 2009, $90,750 in 2010 and $4,608 in 2011.

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

Investment in Marketable Securities

As of June 30, 2008, we had no investments in marketable securities. During the six months ended June 30, 2007, we sold our remaining 513,934 shares of Panacos Pharmaceuticals, Inc. to generate a realized gain of $2,028,720, on proceeds of $2,033,397. During 2007, we accounted for this investment in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale.

Advertising

Advertising costs are expensed as incurred. During the three months ended June 30, 2008 and 2007, we incurred $19,585 and $15,461, respectively in advertising expense. During the six months ended June 30, 2008 and 2007, we incurred $26,102 and $15,461, respectively in advertising expense.

Rent Expense

Rental costs are expensed as incurred. During the three months ended June 30, 2008 and 2007, we incurred $39,505 and $20,919, respectively in rent expense for the use of our corporate office and research and development facilities. During the six months ended June 30, 2008 and 2007, we incurred $71,718 and $41,439, respectively in rent expense for the use of our corporate office and research and development facilities.

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

On May 29, 2007, we executed a consent agreement with Mr. Henson and Mr. Sargeant, Source Scientific LLC, and BIT Analytical Instruments, Inc. (“the Consent Agreement”) pursuant to which the Notes were repaid in full in the aggregate amount of $1,201,534 in principal and interest, and Mr. Henson and Mr. Sargeant exercised their Option (through BIT Analytical Instruments, Inc.) to purchase our remaining 30% ownership interest in Source Scientific, LLC for an aggregate price of $578,573. As a result of these transactions we no longer retained any direct or indirect ownership interest in Source Scientific, LLC.

Upon execution of the Consent Agreement we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. During the three and six months ended June 30, 2007, we recorded a gain on sale of net assets related to discontinued operations, net of income tax of $1,534,476 and $1,155,973, respectively.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended June 30, 2008 and 2007, we incurred approximately $5,451 and $6,403, respectively in royalty expense associated with our obligation to BMA Laboratories. During the six months ended June 30, 2008 and 2007, we incurred approximately $8,451 and $8,503, respectively in royalty expense associated with our obligation to BMA Laboratories.

In connection with our acquisition of BioSeq, Inc., we licensed certain limited rights to the original pressure cycling technology back to BioMolecular Assays, Inc.   This license is non-exclusive and limits the use of the original pressure cycling technology by BioMolecular Assays, Inc. solely for molecular applications in scientific research and development and in scientific plant research and development.  BioMolecular Assays, Inc. is required to pay us a royalty equal to 20% of any license or other fees and royalties, but not including research support and similar payments, it receives in connection with any sale, assignment, license or other transfer of any rights granted to BioMolecular Assays, Inc. under the license. BioMolecular Assays, Inc. must pay us these royalties until the expiration of the patents held by BioSeq, Inc. in 1998, which we anticipate will be in 2016.  We have not received any royalty payments from BioMolecular Assays, Inc. under this license.

Purchase Commitments

We have taken delivery of all Barocycler instruments previously under open commitments. As of June 30, 2008 we have no open purchase commitments to Source Scientific, LLC. As of December 31, 2007 we had $379,000 on deposit with Source for 54 remaining units pursuant to open purchase orders.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

6) Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of June 30, 2008 none of these shares have been issued.

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

Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2008, options to acquire 940,666 shares were outstanding under the Plan.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

We also have 244,000 stock options outstanding under our 1999 Non-qualified Plan and 6,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of June 30, 2008, there were 4,800 shares available for future grant under the 1999 Non-qualified Plan. The 1994 Incentive Stock Option Plan expired; therefore, there are no shares available for future grants under this plan.

The following tables summarize information concerning stock options outstanding and exercisable:

		Weighted		Weighted
		Average price		Average price
	Shares	per share	Exercisable	per share
Balance outstanding, 12/31/2007	1,120,500	$3.45	691,166	$3.23

Granted	87,000	4.43
Exercised	(3,000)	3.25
Expired	-
Forfeited	(13,334)	4.07
Balance outstanding, 6/30/2008	1,191,166	$3.52	908,166	$3.34

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$2.50 - $2.70	159,000	4.2	$2.64	159,000	4.2	$2.64
2.71 - 3.08	343,000	6.2	2.96	343,000	6.2	2.96
3.09 - 3.95	383,166	7.9	3.71	227,166	7.8	3.74
3.96 - 5.93	306,000	8.6	4.35	179,000	8.0	4.20
$2.50 - $5.93	1,191,166	7.1	$3.52	908,166	6.6	$3.34

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2008 and December 31, 2007 is illustrated in the table below:

	June 30, 2008	December 31, 2007
Stock options, outstanding	$-	$2,162,565
Stock options, exercisable	163,470	1,486,007

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008

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

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing when needed or at acceptable terms;
-	our belief that we have sufficient liquidity to finance operations at the current level into mid-2009 due to certain cost reduction initiatives we have undertaken;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	potential growth in the market for our PCT products;
-	market acceptance and the potential for commercial success of our PCT products;
-	our belief that PCT provides a superior solution for sample preparation;
-	the expected development and success of new product offerings;
-	the potential applications for PCT;
-	the expected benefits and results from our research and development efforts;
-	the anticipated impact of the reduction in workforce including the re-alignment of our sales force from seven full time sales directors to three;
-	the expected benefits and results from our collaboration program;
-	our expectation of increased grant revenue during the remainder of 2008 and our expectation of obtaining additional research grants from the government in the future;
-	the amount of cash necessary to operate our business;
-	the availability of net operating losses to offset potential future operating income;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

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

-	sample preparation for genomic, proteomic, metabolomic, lipidomic, and small molecule studies;
-	pathogen inactivation;
-	protein purification;
-	control of chemical (enzymatic) reactions; and
-	immunodiagnostics.

Since we began operations as Pressure BioSciences in February 2005, we have focused substantially all of our research and development and commercialization efforts on sample preparation for genomic, proteomic, metabolomic, lipidomic, and small molecule studies.

Our business strategy is to commercialize pressure cycling technology in the area of sample preparation for genomic, proteomic, metabolomic, lipidomic, and small molecule studies (“sample preparation”). We also plan to pursue the further development and commercialization of PCT in other life sciences applications, which could include working with various strategic partners that have greater scientific and regulatory expertise in the respective applications than we do.

To support our current strategy, our primary focus is the execution of our commercialization plan for PCT in sample preparation. If we are successful commercializing our technology in the sample preparation market, we believe that our financial results will be positively affected by a combination of the revenue from the sale, lease, and rental of the Barocycler instruments, and by the recurring revenue streams that we hope to realize from the sale of the single-use PULSE Tubes, PCT-dependent kits, and extended service contracts on our instrumentation. We believe the recurring revenue streams that could be generated from our instruments in the field are a very important component of our future financial success. Therefore, we believe that in the short-term it is more important for us to focus on increasing the number of installed Barocyclers in the field than it is for us to record revenue in the current period. To this end, we have offered our prospective customers the opportunity to lease or rent the Barocycler instruments, and in some cases we have engaged in short-term reagent rental agreements. Under a reagent rental agreement we provide the customer with a Barocycler instrument in exchange for a minimum purchase commitment of consumable products. While these lease, rental and reagent rental arrangements do not provide us with the immediate revenue of an instrument sale, they do serve to expand the utilization of PCT and they provide a stream of revenue in the form of rental payments and consumable purchases. We define sales, leases, rentals and reagent rentals of Barocycler instruments as revenue-generating installations.

We also derive revenue from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health (NIH). In 2006 and 2007, we received two SBIR Phase I grants in the aggregate amount of $300,000. These grants have funded experiments to demonstrate the feasibility of using pressure cycling technology in various applications in the life sciences. We have several SBIR Phase I and II grants under review at the present time. In June 2008, we were notified that the Company was awarded its first Phase II SBIR Grant from the NIH. The grant is for $850,000 to be billed over two years and will help fund continuing experiments directed towards the development and commercialization of novel, automated, and reproducible methods for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles (such as mitochondria) from cells and tissues using the our patented pressure cycling technology.

In furtherance of our commercialization strategy, throughout 2007 and early 2008 we increased spending in all major areas of our business. Although we continued to receive very positive feedback from our prospective customers our commercialization plans had not developed as quickly as we had hoped and our revenues in the first half of 2008 failed to meet our internal expectations. The underperformance of our sales, relative to our internal plans, combined with our view of the condition of the capital markets prompted us to implement a number of cost reduction initiatives, including the delay of certain research and development projects, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, and a reduction in our workforce which included the re-alignment of our domestic sales force from seven full time sales directors to three. We have also delayed the hiring of new personnel to fill previously vacated positions. We believe that implementing such changes to our business plan will allow us to extend our existing cash balances into the middle of 2009, without significantly impacting our short-term commercialization efforts.

The extent to which we increase, or decrease, our operational costs over the coming quarters is dependent upon our judgment of the investment required to successfully commercialize PCT and our ability to secure additional funding through equity or debt financings. If we are unable to increase the number of installations of PCT Systems and if we are unable to secure additional funding through equity or debt financings, we will undertake additional cost reduction measures.

In June 2008, we engaged Emerging Growth Equities, Ltd. (“EGE”), an investment banking firm located in King of Prussia, PA., to assist us in identifying potential and suitable investors in a private placement of the Company’s securities. The engagement of EGE contemplates a private placement of the Company’s securities exempt from the registration requirements under Regulation D promulgated under the Securities Act of 1933, as amended of up to $8,000,000, or more at the Company’s discretion. We can provide no assurance that any such equity or debt offerings will occur, or that additional financing will be available to us on acceptable or affordable terms.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

Revenue

We recognized revenue of $120,184, for the three months ended June 30, 2008, as compared to $202,127 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $117,698 for the three months ended June 30, 2008 as compared to $136,355 for the same period in the prior year. During the second quarter of 2008 we completed the installation of seven Barocycler instruments at customer locations, as compared to four in the same period of 2007. The decrease in revenue, despite an increase in the number of installations was due in part to a shift in product mix; three of the seven installations in the second quarter of 2008 were sales of the less expensive NEP2320 whereas all four installations in the second quarter of 2007 were sales of our more expensive NEP3229. Also contributing to this decrease was the fact that two of our seven installations were made pursuant to short-term rental agreements, which generally range from three to twelve months in length. These agreements have a minimal impact on current period revenues but provide a revenue stream over the life of the respective agreements in the form of rental payments and purchases of our consumable products.

We expect the number of units installed will continue to increase in future periods as we continue to commercialize our technology. We also expect that some portion of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements. Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT.

Grant revenue. During the three months ended June 30, 2008 and 2007, we recorded $2,486 and $65,772 of grant revenue, respectively, in connection with our two SBIR Phase I grants. This decrease in grant revenue during the second quarter of 2008 as compared to the same period in 2007 was due to the completion of billing of our two Phase I grants. We expect grant revenues to increase in the remaining quarters of 2008 as the work on our recently awarded SBIR Phase II grant will begin in the third quarter and continue at varying levels for the next six to eight quarters. The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $88,434 for the three months ended June 30, 2008 compared to $57,629 for the comparable period in 2007. This increase in cost of PCT products and services despite a decrease in revenue is due to an adjustment of approximately $40,000 to reduce our estimated warranty liability during 2007. Aside from this adjustment our cost of PCT products and services, as a percentage of PCT revenue in the second quarter of 2008 is consistent with the same period in 2007.

 The relationship between our cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures decreased to $461,672 in the second quarter of 2008 as compared to $538,015 in the same period in 2007. During the second quarter of 2008 we delayed certain engineering initiatives to reduce our overall operating expense. During the same period in 2007 we incurred substantial costs related to the development of prototype NEP2320 instrumentation.

Research and development expense recognized in the second quarter of 2008 and 2007 included $53,633 and $14,934, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the remaining quarters of 2008 to be similar to the amount recorded during the current quarter.

We plan to maintain our current headcount in research and development until we secure additional funding through equity or debt financings. We believe that with our existing staff, we can continue to pursue what we believe to be our most important research and development programs.

Selling and Marketing

Selling and marketing expenses increased to $521,606 for the three months ended June 30, 2008 from $350,823 for the comparable period in 2007. This increase in selling and marketing expense was primarily the result of our increase in the size of our domestic sales force, the addition of a Vice President of Sales in February 2008, and the continued emphasis on strategic marketing programs.

During the second quarter of 2008 and 2007, selling and marketing expense included $42,200 and $3,498, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the remaining quarters of 2008 to be similar to the amount recorded during the current quarter.

We expect selling and marketing expense to decrease in the third and fourth quarter, until we secure additional funding through equity or debt financings. As part of our cost reduction measures we re-aligned our domestic sales force from seven full time sales directors to three. We believe this re-alignment, and our other cost reduction measures, provides us with a manageable balance between the need to conserve our cash resources and the need to support our short-term commercialization plans.

General and Administrative

General and administrative costs totaled $635,672 for the three months ended June 30, 2008, as compared to $624,462 for the comparable period in 2007. The increase is due to a charge of $100,556 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors in April 2008. Aside from this non-cash charge our general and administrative spending decreased due to an overall decrease in investor relations spending, Sarbanes-Oxley compliance costs, and other cost reduction efforts.

We expect that general and administrative spending, excluding stock-based compensation expense, in the remaining quarters of 2008 will approximate the level of spending incurred during the second quarter.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $1,587,200 for the three months ended June 30, 2008 as compared to an operating loss from continuing operations of $1,368,802 for the comparable period in 2007. The operating loss from continuing operations for the three months ended June 30, 2008 included $251,789 of non-cash, stock-based compensation expense as compared to $40,838 in the comparable period in 2007. Aside from non-cash, stock-based compensation expense, our operating loss during the second quarter of 2008 was approximately the same as the operating loss during the second quarter of 2007. These results are partially due to our cost reduction measures implemented during the second quarter of 2008, such as the delaying several research and development projects and delaying the hiring of new personnel to fill previously vacated positions, partially offset by increased spending in sales and marketing and a decrease in gross profit due to the overall decrease in grant related revenue.

The extent to which we increase, or decrease, our operational costs over the coming quarters is dependent upon our judgment of the investment required to successfully commercialize PCT and our ability to secure additional funding through equity or debt financings. We expect that the gross profit from increasing revenues will partially mitigate the impact of our increased spending, if any, on our overall operating loss.

Realized gain of sale on securities held for sale

In the three months ended June 30, 2007 we completed the liquidation of our investment in Panacos Pharmaceuticals and realized a gain on securities sold of $1,301,247.

Interest Income

Interest income totaled $16,549 for the three months ended June 30, 2008 as compared to interest income of $80,482 in the prior year period. The decrease is due to lower average cash balances and lower yields on these balances during 2008, as compared to 2007.

Income Taxes from Continuing Operations

In the quarter ended June 30, 2008, we did not record a benefit for income taxes from continuing operations. During the same period in 2007, we recorded a benefit for income taxes of $3,516.

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

Gain on Assets Related to Discontinued Operations

During the second quarter of 2008 there were no charges for discontinued operations. During the first half of 2007, we realized a gain on the sale of Source Scientific, LLC of $1,155,973. This gain is comprised of the $378,503 charge that we recorded in the first quarter of 2007 under the provisions of Staff Accounting Bulletin (“SAB”) Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation (“SAB Topic 5E”) and the gain of $1,534,476, net of income taxes of $218,060, that we recorded during the second quarter of 2007, the period in which we completed the sale. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Upon completion of the transaction, we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. The charge that we recorded during the first quarter of 2007, under the provisions of SAB Topic 5E, was reclassified as discontinued operations to reflect this change.

Net loss

During the second quarter of 2008 we recorded a net loss of $1,570,651 as compared to net income of $1,550,919 in the second quarter of 2007. While our overall level of operating costs in the second quarter of 2008 was similar to the level of spending in the second quarter of 2007, these costs were not offset by the gain on sale of marketable securities, gain on sale of assets from discontinued operations, and the benefit from income taxes, during 2008, as was the case in 2007. We expect our net loss for the full year of 2008 to be higher than the net loss reported for the full year in 2007.

Six Months Ended June 30, 2008 and 2007

Revenue

We recognized revenue of $252,560, for the six months ended June 30, 2008, as compared to $333,748 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $199,171 for the six months ended June 30, 2008 as compared to $174,297 for the same period in the prior year. During the first half of 2008 we completed the installation of fourteen Barocycler instruments at customer locations, as compared to five in the same period of 2007. The modest increase in revenue, despite a significant increase in the number of installations was due in part to a shift in product mix; four of the fourteen installations in the first half of 2008 were sales of the less expensive NEP2320 whereas all five installations in the first half of 2007 were sales of the more expensive NEP3229. Also contributing to this trend was the fact that six of our fourteen installations in the first half of 2008 were made pursuant to short-term rental agreements, which generally range from three to twelve months in length. These agreements have a minimal impact on current period revenues but provide a revenue stream over the life of the respective agreements in the form of rental payments and purchases of our consumable products.

We expect the number of units installed will continue to increase in future periods as we continue to commercialize our technology. We also expect that some portion of future installations will be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements. Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT.

Grant revenue. During the six months ended June 30, 2008 and 2007, we recorded $53,389 and $159,451 of grant revenue, respectively, in connection with our two SBIR Phase I grants. This decrease in grant revenue was due to a shift in resources from grant related activities to other research and development projects when the remaining Phase I grant was completed during the second quarter of 2008. We expect grant revenues to increase in the remaining quarters of 2008 as the work on our recently awarded SBIR Phase II grant will begin in the third quarter and continue, at varying levels, for the next six to eight quarters. The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $136,883 for the six months ended June 30, 2008 compared to $89,282 for the comparable period in 2007. This increase in cost of PCT products and services was primarily due to an adjustment of approximately $40,000 to reduce our estimated warranty liability during 2007. Aside from this adjustment our cost of PCT products and services, as a percentage of PCT revenue decreased in the first half of 2008 as compared to the first half of 2007. This increase in our gross margin during the first half of 2008 as compared to the first half of 2007 is due to a favorable shift in the mix of the products that we sold. During the first half of 2008 four of the fourteen instruments that we installed were NEP2320 instruments that were sold during the period. Although the NEP2320 is a less expensive alternative for our customers it typically yields a higher gross margin when we sell at, or near, list price. We did not sell any NEP2320’s during the first half of 2007. Revenues from the sale of consumable products, such as PULSE Tubes and ProteoSolve kits also increased in the first six months of 2008 as compared to the same period in 2007. Our consumable products typically yield higher gross margins than our Barocycler instruments.

The relationship between our cost of PCT products and services and PCT revenue will continue to depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures decreased to $952,603 in the first half of 2008 as compared to $999,547 in the same period in 2007. Research and development costs in 2007 included significant spending associated with the design and development of the Barocycler NEP2320. The decrease was partially offset by increases in compensation-related costs due to the planned expansion of our research and development capabilities in the second half of 2007 and early 2008.

Research and development expense recognized in the first half of 2008 and 2007 included $96,870 and $64,428, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the remaining quarters of 2008 to be similar to the amount recorded in the second quarter.

We plan to maintain our current headcount in research and development until we secure additional funding through equity or debt financings. We believe that with our existing staff, we can continue to pursue what we believe to be our most important research and development programs.

Selling and Marketing

Selling and marketing expenses increased to $984,767 for the six months ended June 30, 2008 from $607,354 for the comparable period in 2007. This increase in selling and marketing expense was primarily the result of our increase in the size of our domestic sales force, the addition of a Vice President of Sales in February 2008 and the continued emphasis on strategic marketing programs.

During the first half of 2008 and 2007, selling and marketing expense included $75,232 and $19,492, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the remaining quarters of 2008 to be similar to the amount recorded in the second quarter.

We expect selling and marketing expense to decrease in the third and fourth quarter, until we secure additional funding through equity or debt financings. As part of our cost reduction measures we re-aligned our domestic sales force from seven full time sales directors to three. We believe this re-alignment, and our other cost reduction measures, provides us with a manageable balance between the need to conserve our cash resources and the need to support our short-term commercialization plans.

General and Administrative

General and administrative costs totaled $1,136,920 for the six months ended June 30, 2008, as compared to $1,105,544 for the comparable period in 2007. The increase is primarily due to the fact that stock-based compensation expense recorded in general and administrative costs increased to $197,892 in the first half of 2008, as compared to $65,686 in the first half of 2007. Of this increase in stock-based compensation, $100,556 was recorded in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors in April 2008. Aside from these non-cash charges our general and administrative spending decreased due to an overall decrease in investor relations spending, Sarbanes-Oxley compliance costs and other cost reduction efforts.

We expect that general and administrative spending, excluding stock-based compensation expense, in the remaining quarters of 2008 to approximate the level of spending in incurred during the second quarter.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $2,958,613 for the six months ended June 30, 2008 as compared to $2,467,979 for the comparable period in 2007. The operating loss from continuing operations for the six months ended June 30, 2008 included $369,994 of non-cash, stock-based compensation expense as compared to $152,593 in the comparable period in 2007. The remaining increase in operating loss from continuing operations was primarily the result of the increases in activities within our selling and marketing function and a decrease in gross profit due to the decrease in grant revenue recorded in the first half of 2008 as compared to the first half of 2007.

The extent to which we increase, or decrease, our operational costs over the coming quarters is dependent upon our judgment of the investment required to successfully commercialize PCT and our ability to secure additional funding through equity or debt financings. We expect that the gross profit from increasing revenues will partially mitigate the impact of our increased spending, if any, on our overall operating loss.

Realized gain of sale on securities held for sale

In the six months ended June 30, 2007 we completed the liquidation of our investment in Panacos Pharmaceuticals and realized a gain on securities sold of $2,028,720.

Interest Income

Interest income totaled $46,857 for the six months ended June 30, 2008 as compared to interest income of $152,084 in the prior year period. The decrease is due to lower average cash balances and lower yields on these balances during 2008, as compared to 2007.

Income Taxes from Continuing Operations

In the six months ended June 30, 2008, we did not record a benefit for income taxes from continuing operations. During the same period in 2007, we recorded a benefit for income taxes of $44,035.

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

Gain on Assets Related to Discontinued Operations

During the first half of 2008 there were no charges for discontinued operations. During the first half of 2007, we realized a gain on the sale of Source Scientific, LLC of $1,155,973. This gain is comprised of the $378,503 charge that we recorded in the first quarter of 2007 under the provisions of Staff Accounting Bulletin (“SAB”) Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation (“SAB Topic 5E”) and the gain of $1,534,476, net of income taxes of $218,060, that we recorded during the second quarter of 2007, the period in which we completed the sale. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Upon completion of the transaction, we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. The charge that we recorded during the first quarter of 2007, under the provisions of SAB Topic 5E, was reclassified as discontinued operations to reflect this change.

Net loss

During the first half of 2008 we recorded a net loss of $2,911,756 as compared to net income of $912,833 in the first half of 2007. The net loss is the result of increased operating loss from continuing operations in the first half of 2008 relative to the same period in 2007. Additionally, although we expect our revenue to increase, our net loss in 2008 will not be mitigated by the gain on sale of marketable securities, gain on sale of assets from discontinued operations, and the benefit from income taxes, as was the case in 2007. We therefore expect our net loss for the full year of 2008 to be higher than the net loss reported for the full year in 2007.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2008, our working capital position was $3,373,716, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, and income taxes receivable. Our working capital balance was partially offset by accounts payable, accrued employee compensation, and other accrued expenses. As of December 31, 2007, our working capital balance was $5,933,822, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses, and deposits. We expect to continue to fund our operations from our working capital balance.

In the July 2008, we implemented a number of cost reduction initiatives, including the delay of certain research and development projects, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, and a reduction in our workforce which includes the re-alignment of our sales force from seven full time sales directors to three. We have also delayed the hiring of new personnel to fill previously vacated positions. We believe that implementing such changes to our business plan will allow us to extend our existing cash balances into the middle of 2009, without significantly impacting our short-term commercialization efforts.

The extent to which we increase, or decrease, our operational costs over the coming quarters is dependent upon our judgment of the investment required to successfully commercialize PCT and our ability to secure additional funding through equity or debt financings. If we are unable to increase the number of installations of PCT Systems and if we are unable to secure additional funding through equity or debt financings, we will undertake additional cost reduction measures.

In June 2008, we engaged Emerging Growth Equities, Ltd. (“EGE”), an investment banking firm, to assist us in raising equity financing to support our research and development activities, commercialization efforts, working capital requirements, and general corporate purposes. The engagement of EGE contemplates a private placement of our securities exempt from the registration requirements under Regulation D promulgated under the Securities Act of 1933, as amended of up to $8,000,000, or more at our discretion (the “Financing”). We have agreed to pay EGE a cash fee of 8% of the gross proceeds from the Financing and to issue EGE warrants to purchase 8% of the number of securities issued in the Financing. The warrants will have a five year term and an exercise price equal to the price of the securities issued in the Financing. However, EGE will receive a lower fee of 3% of the gross proceeds from the Financing and warrants to purchase 3% of the number of securities issued in the Financing with respect to specifically identified potential investors with whom we have a prior relationship. EGE is also entitled to a retainer of $7,500 per month for three months.

Either EGE or we may terminate the engagement in general with prior written notice. If during the 12 month period following termination of the engagement we sell securities to any investor introduced to us by EGE, we will pay a declining fee to EGE based upon the number of months elapsed since the date of termination, commencing with a cash fee of 8% of the gross proceeds received from such investors, plus warrants to purchase 8% of the number of securities issued to such investors in the first month following termination of the engagement and with such fees being reduced by 1/12 for each month following such termination. We have also agreed to customary indemnification of EGE in connection with the Financing. Notwithstanding our engagement of EGE, we can provide no assurance that any such equity offerings will occur, or that additional financing will be available to us of acceptable or affordable terms.

Net cash used in continuing operations for the six months ended June 30, 2008 was $2,473,573 as compared to net cash used in continuing operations of $2,257,869 for the six months ended June 30, 2007.

Net cash used in investing activities for the six months ended June 30, 2008 was $124,892 as compared to cash provided of $1,946,190 for the same period in the prior year. The cash used in the first half of 2008 was the result of the purchase of furniture and fixtures associated with our move to new corporate offices and Barocycler instruments that we purchased and installed under collaboration or lease agreements. The cash generated in the same period in 2007 was from the liquidation of shares of Panacos common stock, partially offset by purchases of fixed assets.

Net cash provided by financing activities for the six months ended June 30, 2008 was due to an exercise of employee stock options to purchase 3,000 shares of our common stock.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended June 30, 2008 and 2007, we incurred $5,451 and $6,403, respectively in royalty expense associated with our obligation to BMA Laboratories. During the six months ended June 30, 2008 and 2007, we incurred approximately $8,451 and $8,503, respectively in royalty expense associated with our obligation to BMA Laboratories.

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

Purchase Commitments

We have taken delivery of all Barocycler instruments previously under open commitments. As of June 30, 2008 we have no open purchase commitments to Source Scientific, LLC. As of December 31, 2007 we had $379,000 on deposit with Source for 54 remaining units pursuant to open purchase orders.

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

RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company’s financial statements. As of June 30, 2008, the Company’s financial assets subject to SFAS 157 consisted of held to maturity investments in marketable securities and investments in non-publicly traded companies; financial liabilities consisted of derivatives for forward contracts. The Company determined fair value for the investments in marketable securities and the derivative liabilities based on quoted market prices in active markets (i.e., Level 1 as defined under SFAS 157); fair value for investments in non-publicly traded companies was based on third party valuation models (i.e., Level 2 as defined under SFAS 157). The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) to allow timely decisions regarding required disclosure.

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

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2008	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Edward H. Myles
Edward H. Myles Senior Vice President of Finance & Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)