Form 10-Q
period 2008-09-30
PRESSURE BIOSCIENCES INC
filed 2008-11-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2008  or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of October 31, 2008 was 2,195,283.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 and 2007	2

Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2008 and 2007	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 6. Exhibits	28

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,952,734	$5,424,486
Accounts receivable	174,437	118,471
Inventories	606,789	172,548
Deposits	114,510	553,483
Prepaid income taxes	6,600	56,863
Income tax receivable	251,261	249,541
Prepaid expenses and other current assets	200,848	94,783
Total current assets	3,307,179	6,670,175
PROPERTY AND EQUIPMENT, NET	271,908	257,797

OTHER ASSETS
Intangible assets, net	291,816	328,290
TOTAL ASSETS	$3,870,903	$7,256,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$321,950	$152,729
Accrued employee compensation	371,052	377,190
Accrued professional fees and other expenses	177,274	186,840
Income taxes payable	3,082	4,519
Deferred revenue	22,685	15,075
Total current liabilities	896,043	736,353
LONG TERM LIABILITIES
Deferred revenue	10,650	6,767
TOTAL LIABILITIES	906,693	743,120
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock; 1,000,000 shares authorized; 0 outstanding	-	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,195,283 shares issued and outstanding on September 30, 2008 and 2,192,175 shares issued and outstanding on December 31, 2007	21,953	21,922
Additional paid-in capital	6,745,614	6,284,616
Retained (deficit) earnings	(3,803,357)	206,604
Total stockholders' equity	2,964,210	6,513,142
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,870,903	$7,256,262

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE:
PCT Products, services, other	$222,825	$106,787	$421,996	$281,084
Grant revenue	42,837	31,265	96,226	190,715
Total revenue	265,662	138,052	518,222	471,799

COSTS AND EXPENSES:
Cost of PCT products and services	130,533	42,276	267,416	131,558
Research and development	376,552	519,303	1,329,155	1,518,851
Selling and marketing	399,380	379,448	1,384,147	986,801
General and administrative	466,883	578,238	1,603,803	1,683,782
Total operating costs and expenses	1,373,348	1,519,265	4,584,521	4,320,992

Operating loss from continuing operations	(1,107,686)	(1,381,213)	(4,066,299)	(3,849,193)

OTHER INCOME:
Realized gain on securities available for sale	-	-	-	2,028,720
Interest income	9,481	75,732	56,338	227,816
Total other income	9,481	75,732	56,338	2,256,536

Loss from continuing operations before income taxes	(1,098,205)	(1,305,481)	(4,009,961)	(1,592,657)
Income tax benefit from continuing operations	-	209,503	-	253,539
Loss from continuing operations	(1,098,205)	(1,095,978)	(4,009,961)	(1,339,118)

DISCONTINUED OPERATIONS:
Gain on sale of net assets related to discontinued operations (net of income tax of $218,060)	-	-	-	1,155,973
Net loss	$(1,098,205)	$(1,095,978)	$(4,009,961)	$(183,145)

Loss per share from continuing operations - basic and diluted	$(0.50)	$(0.53)	$(1.83)	$(0.65)
Income per share from discontinued operations - basic and diluted	-	-	-	0.56
Net loss per share - basic and diluted	$(0.50)	$(0.53)	$(1.83)	$(0.09)

Weighted average number of shares used to calculate (loss) income per share - basic and diluted	2,195,283	2,065,425	2,193,692	2,065,425

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED )

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(1,098,205)	$(1,095,978)	$(4,009,961)	$(183,145)

Holding gain	-	-	-	(27,479)
Reclassification of unrealized gain to realized gain on securities during the period	-	-	-	(2,028,720)

Unrealized loss on marketable securities	-	-	-	(2,056,199)
Income tax benefit related to items of other comprehensive loss	-	-	-	671,323

Total other comprehensive loss, net of taxes	-	-	-	(1,384,876)
Comprehensive loss	$(1,098,205)	$(1,095,978)	$(4,009,961)	$(1,568,021)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,009,961)	$(183,145)
Less gain on sale of discontinued operations	-	(1,155,973)
Loss from continuing operations	$(4,009,961)	$(1,339,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,320	130,436
Stock-based compensation expense	451,279	252,469
Realized gain on sale of marketable securities	-	(2,028,720)

Changes in operating assets and liabilities:
Accounts receivable	(55,966)	(37,647)
Inventories	(434,241)	(218,451)
Deposits	438,973	(354,203)
Accounts payable	169,221	86,570
Accrued employee compensation	(6,138)	38,220
Deferred revenue and other accrued expenses	1,927	(18,026)
Prepaid expenses and other current assets and other current liabilities	(58,959)	465,221
Net cash used in operating activities from continuing operations	(3,349,545)	(3,023,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(131,957)	(120,039)
Proceeds from sale of marketable securities	-	2,033,397
Net cash (used in) provided by investing activities from continuing operations	(131,957)	1,913,358

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	9,750	-
Net cash provided by financing activities from continuing operations	9,750	-

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from investing activities	-	1,780,071
Net cash provided by discontinued operations	-	1,780,071

CHANGE IN CASH AND CASH EQUIVALENTS:	(3,471,752)	670,180
Cash and cash equivalents, beginning of period	5,424,486	5,335,282
Cash and cash equivalents, end of period	$1,952,734	$6,005,462

SUPPLEMENTAL INFORMATION:
Income taxes paid	$2,790	$20,800
Income taxes received	49,798	723,801

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

1)	Business Overview and Management Plans

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific kits, which include consumable products and reagents, together make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception. As of September 30, 2008, we had a cash balance of approximately $1.9 million. In July 2008, we implemented a number of cost reduction initiatives, including the delay of certain research and development projects, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, and a reduction in our workforce which included the re-alignment of our sales force from seven full time sales directors to three. We have also delayed the hiring of new personnel to fill previously vacated positions. We believe that implementing such changes to our business plan allow us to extend our existing cash balances through the first quarter of 2009.

We need substantial additional capital to fund our current operations beyond the first quarter of 2009. While we are in discussions with potential investors, to date we have been unable to secure additional equity or debt financing on acceptable terms. If we remain unable to secure additional financing in the near-term, we expect to implement a number of additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, will provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects . The accompanying financial statements are prepared on the basis that the Company will continue to operate as a going concern, and does not reflect any adjustments to reflect a possible liquidation or sale of the Company.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2007.

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
AS OF SEPTEMBER 30, 2008

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a representative to the customer site to install every Barocycler that we sell through our domestic sales force. The installation process includes uncrating and setting up the instrument and conducting introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the installation of our instrumentation at the customer location. Product revenue related to sales of PCT products to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to our consumable products such as PULSE Tubes and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in the costs of sales. Any shipping costs billed to customers are recognized as revenue.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

Inventories

Inventories are valued at the lower of cost or market.  The composition of inventory as of September 30, 2008 and December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007
Raw materials	$88,097	$28,115
Finished goods	518,692	144,433
Total	$606,789	$172,548

Our finished goods inventory as of September 30, 2008 included 32 Barocycler instruments. Our finished goods inventory as of December 31, 2007 included 8 Barocycler instruments.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2007 and we reviewed the analysis as of September 30, 2008. We have concluded that there is no impairment of intangible assets.

 Long-Lived Assets and Deferred Costs

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test as of December 31, 2007 and we reviewed the analysis as of September 30, 2008. We have concluded that there is no impairment of long-lived assets.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

The following tables illustrate the level of concentration as a percentage of total revenues during the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended
	September 30,
	2008	2007
Top Five Customers	79%	97%
Federal Agencies	31%	51%

	For the Nine Months Ended
	September 30,
	2008	2007
Top Five Customers	62%	70%
Federal Agencies	27%	70%

The following table illustrates the level of concentration as a percentage of total accounts receivable balance as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Top Five Customers	85%	94%
Federal Agencies	4%	41%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation. We have initiated several engineering initiatives to position us for greater independence from any one supplier, and we are in the process of developing a network of manufacturers and sub-contractors to reduce our reliance on any single supplier. Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations - basic and diluted	$(1,098,205)	$(1,095,978)	$(4,009,961)	$(1,339,118)

Denominator:
Weighted average shares outstanding - basic and diluted	2,195,283	2,065,425	2,193,692	2,065,425

Loss per share from continuing operations - basic and diluted	$(0.50)	$(0.53)	$(1.83)	$(0.65)

Shares excluded from calculations	28,975	167,757	124,879	170,024

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

We recognized stock-based compensation expense of $81,285 and $99,876 for the three months ended September 30, 2008 and 2007, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, September 30,
	2008	2007
Cost of PCT products and services	-	$1,759
Research and development	34,262	36,023
Selling and marketing	11,823	19,698
General and administrative	35,200	42,396
Total stock-based compensation expense	$81,285	$99,876

We recognized stock-based compensation expense of $451,279 and $252,469 for the nine months ended September 30, 2008 and 2007, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Nine Months Ended, September 30,
	2008	2007
Cost of PCT products and services	$-	$4,746
Research and development	131,132	100,450
Selling and marketing	87,055	39,191
General and administrative	233,092	108,082
Total stock-based compensation expense	$451,279	$252,469

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Our historical forfeiture rate has been approximately 5%, so we used this rate as our assumption in calculating future stock-based compensation expense.

During the three months ended September 30, 2008 and 2007, the total fair value of stock options awarded was $147,757 and $79,295, respectively. During the nine months ended September 30, 2008 and 2007, the total fair value of stock options awarded was $375,865 and $460,617, respectively.

As of September 30, 2008, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $491,885. The non-cash, stock based compensation expense associated with the vesting of these options will be $99,318 in 2008, $246,874 in 2009, $110,079 in 2010 and $35,614 in 2011.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

Investment in Marketable Securities

As of September 30, 2008, we had no investments in marketable securities. During the nine months ended September 30, 2007, we sold our remaining 513,934 shares of Panacos Pharmaceuticals, Inc. to generate a realized gain of $2,028,720, on proceeds of $2,033,397. During 2007, we accounted for this investment in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” as securities available for sale.

Advertising

Advertising costs are expensed as incurred. During the three months ended September 30, 2008 and 2007, we incurred $21,354 and $9,436 respectively in advertising expense. During the nine months ended September 30, 2008 and 2007, we incurred $47,456 and $24,897 respectively in advertising expense.

Rent Expense

Rental costs are expensed as incurred. During the three months ended September 30, 2008 and 2007, we incurred $39,896 and $21,620, respectively in rent expense for the use of our corporate office and research and development facilities. During the nine months ended September 30, 2008 and 2007, we incurred $111,614 and $63,058, respectively in rent expense for the use of our corporate office and research and development facilities.

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

Upon execution of the Consent Agreement we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. During the three and nine months ended September 30, 2007, we recorded a gain on sale of net assets related to discontinued operations, net of income tax of $1,534,476 and $1,155,973, respectively.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended September 30, 2008 and 2007, we incurred approximately $10,236 and $5,518, respectively in royalty expense associated with our obligation to BMA. During the nine months ended September 30, 2008 and 2007, we incurred approximately $18,687 and $14,021, respectively in royalty expense associated with our obligation to BMA.

In connection with our acquisition of BioSeq, Inc., we licensed certain limited rights to the original pressure cycling technology back to BMA.   This license is non-exclusive and limits the use of the original pressure cycling technology by BMA solely for molecular applications in scientific research and development and in scientific plant research and development.  BMA is required to pay us a royalty equal to 20% of any license or other fees and royalties, but not including research support and similar payments, it receives in connection with any sale, assignment, license or other transfer of any rights granted to BMA under the license. BMA must pay us these royalties until the expiration of the patents held by BioSeq, Inc. in 1998, which we anticipate will be in 2016.  We have not received any royalty payments from BMA under this license.

Purchase Commitments

On September 18, 2008, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units. Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $100,000, representing approximately 25% of the expected total value of the order, upon submission of the purchase order. On November 12, 2008, we placed an additional deposit of approximately $100,000 with Source Scientific, LLC to provide them with funds required to commence manufacturing of the NEP2320 units ordered. The purchase price for the 50 Barocycler NEP2320 units is based upon a fixed bill of materials. We expect that the NEP2320 units will be completed and ready for sale to our customers during the first quarter of 2009, we will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale. As of December 31, 2007 we had $379,000 on deposit with Source for 54 remaining units pursuant to open purchase orders.

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

Severance and Change of Control Agreements

Each of our executive officers is entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of each executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, each executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination. The total commitment related to these agreements in the aggregate is approximately $1.0 million.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

Each of our executive officers, other than Mr. Richard T. Schumacher, our President and Chief Executive Officer, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The total commitment related to these agreements in the aggregate is approximately $1.3 million.

6)	Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of September 30, 2008 none of these shares have been issued.

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

Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  On September 25, 2008, our stockholders approved an amendment to our 2005 Equity Incentive Plan pursuant to which the number of shares reserved for issuance upon exercise of stock options or other equity awards made under the plan was increased from 1,000,000 shares to 1,500,000 shares. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2008, options to acquire 989,500 shares were outstanding under the Plan.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

We also have 244,000 stock options outstanding under our 1999 Non-qualified Plan and 6,500 stock options outstanding under our 1994 Incentive Stock Option Plan. As of September 30, 2008, there were 4,800 shares available for future grant under the 1999 Non-qualified Plan. The 1994 Incentive Stock Option Plan expired; therefore, there are no shares available for future grants under this plan.

The following tables summarize information concerning stock options outstanding and exercisable:

		Weighted		Weighted
		Average price		Average price
	Shares	per share	Exercisable	per share
Balance outstanding, 12/31/2007	1,120,500	$3.45	691,166	$3.23
Granted	171,500	3.60
Exercised	(3,000)	3.25
Expired	-
Forfeited	(49,000)	4.56
Balance outstanding, 9/30/2008	1,240,000	$3.43	929,834	$3.35

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise	Number of	Contractual	Exercise	Number of	Contractual	Exercise
Prices	Options	Life	Price	Options	Life	Price
$2.50 - $2.70	159,000	3.9	$2.64	159,000	3.9	$2.64
2.71 - 3.08	427,500	6.7	2.92	343,000	5.9	2.96
3.09 - 3.95	381,500	7.6	3.71	245,500	7.5	3.71
3.96 - 5.93	272,000	8.2	4.30	182,334	7.8	4.19
$2.50 - $5.93	1,240,000	7.0	$3.43	929,834	6.4	$3.35

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2008 and December 31, 2007 is illustrated in the table below:

	September 30,	December 31,
	2008	2007
Stock options, outstanding	$-	$2,162,565
Stock options, exercisable	-	1,486,007

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

In connection with the Private Placement, we filed a Registration Statement on Form S-3 (the “Registration Statement”) covering the resale of the Shares purchased in the Private Placement, which became effective on January 22, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance our current operations through the end of the first quarter of 2009 due to certain cost reduction initiatives we have undertaken;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain additional financing in the near-term;
-	the amount of cash necessary to operate our business;
-
our plans and expectations with respect to our pressure cycling technology (PCT) operations, including our expected amount of research and development, selling and marketing and general and administrative expense;

-	the anticipated timing of commencement and completion of our recently placed purchase order for 50 Barocycler NEP2320 units;
-	potential applications and growth for our PCT products;
-	market acceptance and the potential for commercial success of our PCT products;
-	the expected development and success of new product offerings;
-	the expected benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration program;
-	the anticipated uses of grant revenue and our expectation of increased grant revenue in future periods;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

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

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 6 of our Annual Report on Form 10-K for the year ended December 31, 2007, as well as those discussed elsewhere in this Report, including the following:

If we fail to obtain substantial additional capital, we may not be able to continue our business.

Our business will be harmed if we are unable to secure substantial additional capital to fund our current operations beyond the first quarter of 2009. While we are in discussions with potential investors, to date we have been unable to secure additional equity or debt financing on acceptable terms. If we remain unable to secure additional financing in the near-term, we expect to implement a number of additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, will provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. If adequate funds are not available to us on satisfactory terms, we will be required to limit or cease our operations, or otherwise modify our business strategy, which could materially harm our future business prospects. If we are able to obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, the price of our common stock may decline, or the equity securities issued may have rights, preferences or privileges senior to the common stock.

Our actual results and performance, including our ability to raise additional capital, may be adversely affected by current economic conditions.

Our actual results and performance could be adversely affected by the current economic conditions in the global economy, which pose a risk to the overall demand for our products from our customers who may elect to defer or cancel purchases of our products in response to tighter credit markets, negative financial news and general uncertainty in the economy. In addition, our ability to obtain additional financing, on acceptable terms, if at all, may be adversely affected by the crisis in the credit markets and the uncertainty in the current economic climate.

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

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific kits, which include consumable products and reagents, together make up the PCT Sample Preparation System (“PCT SPS”).

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

We also derive revenue from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health (NIH). Since we began our operations as Pressure BioSciences, we have been awarded two SBIR Phase I grants in the aggregate amount of $300,000, and one SBIR Phase II grant, in the amount of $850,000. These grants have funded experiments to demonstrate the feasibility of using pressure cycling technology in various applications in the life sciences. We have several SBIR Phase I and II grants under review at the present time. Our $850,000 SBIR Phase II grant was awarded to us in June 2008, and is to be billed over two years. This grant will help fund continuing experiments directed towards the development and commercialization of novel, automated, and reproducible methods for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles (such as mitochondria) from cells and tissues using the our patented pressure cycling technology.

In furtherance of our commercialization strategy, throughout 2007 and early 2008 we increased spending in all major areas of our business. Although we continued to receive very positive feedback from our prospective customers our commercialization plans had not developed as quickly as we had hoped and our revenues in the first half of 2008 failed to meet our internal expectations. The underperformance of our sales, relative to our internal plans, combined with our view of the unfavorable condition of the capital markets prompted us to implement a number of cost reduction initiatives, in July 2008. These cost reduction initiatives include the delay of certain research and development projects, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, and a reduction in our workforce which included the re-alignment of our domestic sales force from seven full time sales directors to three. We have also delayed the hiring of new personnel to fill previously vacated positions. We believe that implementing such changes to our business plan allow us to extend our existing cash balances through the first quarter of 2009.

We need substantial additional capital to fund our current operations beyond the first quarter of 2009. To provide us with some flexibility in structuring the terms of potential financings, in accordance with Nasdaq Marketplace Rule 4350(i)(1)(D), we obtained approval from our stockholders at our special meeting in lieu of an annual meeting held on September 25, 2008 to issue, in connection with one or more capital raising transactions, up to 4,500,000 shares of common stock (including pursuant to preferred stock, options, warrants, convertible debt or other securities exercisable for or convertible into common stock), upon such terms as our Board of Directors shall deem to be in the best interests of our company, for an aggregate consideration of not more than $18,000,000 in cash and at a price not less than 80% of the market price of the our common stock at the time of issuance, such issuances of common stock or other securities exercisable for or convertible into common stock to occur, if at all, in the three month period commencing with the date of the stockholder approval.

In June 2008, we engaged Emerging Growth Equities, Ltd (“EGE”), an investment banking firm located in King of Prussia, PA, to assist us in identifying potential and suitable investors in a private placement of our securities. To date, they have not been successful in raising any funds for us. In October 2008, we revised the terms of our engagement with EGE to reduce their fees from 3% in cash and 3% in warrants, to 0% cash and 0% warrants, on any funds that the Company raises, without the help of EGE.

While we are in discussions with potential investors, to date we have been unable to secure additional equity or debt financing on acceptable terms. If we remain unable to secure additional financing in the near-term, we expect to implement a number of additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, will provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

Revenue

We recognized revenue of $265,662, for the three months ended September 30, 2008, as compared to $138,052 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $222,825 for the three months ended September 30, 2008 as compared to $106,787 for the same period in the prior year. During the third quarter of 2008 we completed the installation of 17 Barocycler instruments, as compared to eight in the same period of 2007. During the third quarter of 2008, eight of the installations that we completed were sales to our international distributors, as compared to four in the same period of 2007. The increase in revenue was due to this increase in the number of Barocycler units sold during the period and an increase in rental revenue from units previously installed under lease or rental agreements, partially offset by minimal decreases in consumable and extended service contract revenues.

We expect the number of units installed will continue to increase in future periods as we continue to commercialize our technology, although we may experience some delays in customer purchases due to current economic conditions in the global economy. Furthermore, we may realize some difficulties in signing up new international distribution partners if we are unable to secure additional funding through equity or debt financings. We also expect that some portion of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements. Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT. We also expect that as we continue to expand the installed based of Barocycler instruments in the field we will realize increasing revenues from the sale of consumable products and extended service contracts. In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant revenue. During the three months ended September 30, 2008 and 2007, we recorded $42,837 and $31,265 of grant revenue, respectively. The grant revenue recorded during the third quarter of 2008 was entirely related to the $850,000 SBIR Phase II grant that we were awarded in June 2008. We expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with this Phase II grant continues to increase. The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $130,533 for the three months ended September 30, 2008 compared to $42,276 for the comparable period in 2007. This increase in cost of PCT products and services is due primarily to the increase in the number of units installed under sale, lease or rental arrangements during the period. Costs of PCT products and services as a percentage of revenue increased from 40.0% to 58.6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase in the cost of PCT products and services as a percentage of revenue was due primarily to two factors; eight of the seventeen units that we installed during the third quarter of 2008 were sold to our international distributors at discounted prices, and, four of the Barocycler units that we sold during the third quarter of 2007 were prototype NEP2320 units that had been previously expensed, in the research and development line within our consolidated statement of operations, as they were developed and built.

 The relationship between our cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures decreased to $376,552 in the third quarter of 2008 as compared to $519,303 in the same period in 2007. During the third quarter of 2008 we delayed certain engineering initiatives to reduce our overall operating expense. During the same period in 2007 we incurred substantial costs related to the development of prototype NEP2320 instrumentation.

Research and development expense recognized in the third quarter of 2008 and 2007 included $34,262 and $36,023, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the fourth quarter of 2008 to be higher than the amount recorded during the third quarter of 2008 due to a grant of stock options to employees and directors at the end of the third quarter of 2008.

We will need to reduce our expenses in all areas of our operations, including research and development, if we are unable to raise additional capital.

Selling and Marketing

Selling and marketing expenses increased to $399,380 for the three months ended September 30, 2008 from $379,448 for the comparable period in 2007. This increase in selling and marketing expense was primarily the result of our increase in the size of our domestic sales force, the addition of a Vice President of Sales in February 2008, and the continued emphasis on strategic marketing programs.

During the third quarter of 2008 and 2007, selling and marketing expense included $11,823 and $19,698, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the fourth quarter of 2008 to be higher than the amount recorded during the third quarter of 2008 due to a grant of stock options to employees and directors at the end of the third quarter of 2008.

We will need to reduce our expenses in all areas of our operations, including selling and marketing, if we are unable to raise additional capital.

General and Administrative

General and administrative costs totaled $466,883 for the three months ended September 30, 2008, as compared to $578,238 for the comparable period in 2007. The decrease is due to an overall decrease in investor relations spending and our Sarbanes-Oxley compliance costs, partially offset by an increase in legal costs related to general SEC compliance and patent and trademark work that was performed during the quarter.

During the third quarter of 2008 and 2007, general and administrative expense included $35,200 and $42,396, respectively, of non-cash, stock-based compensation expense. We expect the level of stock-based compensation expense for the fourth quarter of 2008 to be higher than the amount recorded during the third quarter of 2008 due to a grant of stock options to employees and directors at the end of the third quarter of 2008.

We will need to reduce our expenses in all areas of our operations, including general and administrative, if we are unable to raise additional capital.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $1,107,686 for the three months ended September 30, 2008 as compared to an operating loss from continuing operations of $1,381,213 for the comparable period in 2007. The decrease in the operating loss that we reported was due to our cost cutting measures that we initiated in July 2008 and the increase in revenue recorded.

We will need to reduce our expenses in all areas of our operations if we are unable to raise additional capital.

Interest Income

Interest income totaled $9,481 for the three months ended September 30, 2008 as compared to interest income of $75,732 in the prior year period. The decrease is due to lower average cash balances and lower yields on these balances during the third quarter of 2008, as compared to the third quarter of 2007.

Income Taxes from Continuing Operations

In the quarter ended September 30, 2008, we did not record a benefit for income taxes from continuing operations. During the same period in 2007, we recorded a benefit for income taxes of $209,503.

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

Net loss

During the third quarter of 2008 we recorded a net loss of $1,098,205 as compared to a net loss of $1,095,978 in the third quarter of 2007. While our overall level of operating costs in the third quarter of 2008 was lower than the spending incurred during the third quarter of 2007, these costs were not offset by the benefit from income taxes, during 2008, as was the case in 2007. We expect our net loss for the full year of 2008 to be higher than the net loss reported for the full year in 2007.

Nine Months Ended September 30, 2008 and 2007

Revenue

We recognized revenue of $518,222, for the nine months ended September 30, 2008, as compared to $471,799 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $421,996 for the nine months ended September 30, 2008 as compared to $281,084 for the same period in the prior year. During the first nine months of 2008 we completed the installation of 31 Barocycler instruments, as compared to 13 in the same period of 2007. During the nine months ended September 30, 2008, twelve of the installations that we completed were sales to our international distributors, as compared to four in the same period of 2007. The increase in revenue was due to an increase in the number of instruments sold and an increase in sales of consumable products extended service contracts as compared to the nine months ended September 30, 2007.

We expect the number of units installed will continue to increase in future periods as we continue to commercialize our technology, although we may experience some delays in customer purchases due to current economic conditions in the global economy. Furthermore, we may realize some difficulties in signing up new international distribution partners if we are unable to secure additional funding through equity or debt financings. We also expect that some portion of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements. Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT. We also expect that as we continue to expand the installed based of Barocycler instruments in the field we will realize increasing revenues from the sale of consumable products and extended service contracts. In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant revenue. During the nine months ended September 30, 2008 and 2007, we recorded $96,226 and $190,715 of grant revenue, respectively. This decrease in grant revenue was due to a shift in resources from grant related activities to other research and development projects when the remaining Phase I grant was completed during the second quarter of 2008. During the third quarter of 2008 we began working on our $850,000 SBIR Phase II grant and we expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with this Phase II grant continues to increase. The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $267,416 for the nine months ended September 30, 2008 compared to $131,558 for the comparable period in 2007. This increase in cost of PCT products and services was primarily due to our increase in sales of Barocycler units. Costs of PCT products and services as a percentage of revenue increased from 46.8% to 63.4% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in the cost of PCT products and services as a percentage of revenue was due primarily to two factors; 12 of the 31 units that we installed during the nine months ended September 30, 2008 were sold to our international distributors at discounted prices, and, four of the Barocycler units that we sold during the third quarter of 2007 were prototype NEP2320 units that had been previously expensed, as they were developed and built.

The relationship between our cost of PCT products and services and PCT revenue will continue to depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures decreased to $1,329,155 in the first nine months of 2008 from $1,518,851 in the same period in 2007. Research and development costs in 2007 included significant spending associated with the design and development of the Barocycler NEP2320. The decrease was due in part to the completion of the Barocycler NEP2320 and the delay of other research and development costs associated with the cost cutting measures that we initiated in July 2008.

Research and development expense recognized in the first nine months of 2008 and 2007 included $131,132 and $100,450, respectively, of non-cash, stock-based compensation expense.

We will need to reduce our expenses in all areas of our operations, including research and development, if we are unable to raise additional capital.

Selling and Marketing

Selling and marketing expenses increased to $1,384,147 for the nine months ended September 30, 2008 from $986,801 for the comparable period in 2007. This increase in selling and marketing expense was primarily the result of our increase in the size of our domestic sales force, the addition of a Vice President of Sales in February 2008 and the continued emphasis on strategic marketing programs.

During the first nine months of 2008 and 2007, selling and marketing expense included $87,055 and $39,191, respectively, of non-cash, stock-based compensation expense.

We will need to reduce our expenses in all areas of our operations, including selling and marketing, if we are unable to raise additional capital.

General and Administrative

General and administrative costs totaled $1,603,803 for the nine months ended September 30, 2008, as compared to $1,683,782 for the comparable period in 2007. The decrease is due to a reduction in investor relations spending, Sarbanes-Oxley compliance costs and other cost reduction efforts, partially offset by an increase in legal costs related to general SEC compliance and patent and trademark work that was performed during 2008.

During the first nine months of 2008 and 2007, general and administrative costs included $233,092 and $108,082, respectively, of non-cash, stock-based compensation expense. The increase is due primarily to the $100,556 that was recorded in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors in April 2008.

We will need to reduce our expenses in all areas of our operations, including general and administrative, if we are unable to raise additional capital.

Operating Loss from Continuing Operations

Our operating loss from continuing operations was $4,066,299 for the nine months ended September 30, 2008 as compared to $3,849,193 for the comparable period in 2007. This increase in operating loss from continuing operations for the nine months ended September 30, 2008 was primarily due to an increase in non-cash, stock-based compensation expense of $451,279 recorded in the nine months ended September 30, 2008, as compared to $252,469 in the comparable period in 2007. Aside from the increase in non-cash, stock-based compensation expense our operating loss decreased due to the cost cutting measures that we implemented in July 2008 and the increase in revenues that we realized during the first nine months of the year, as compared to the prior year period.

We will need to reduce our expenses in all areas of our operations if we are unable to raise additional capital.

Realized gain of sale on securities held for sale

In the nine months ended September 30, 2007 we completed the liquidation of our investment in Panacos Pharmaceuticals and realized a gain on securities sold of $2,028,720.

Interest Income

Interest income totaled $56,338 for the nine months ended September 30, 2008 as compared to interest income of $227,816 in the prior year period. The decrease is due to lower average cash balances and lower yields on these balances during 2008, as compared to 2007.

Income Taxes from Continuing Operations

In the nine months ended September 30, 2008, we did not record a benefit for income taxes from continuing operations. During the same period in 2007, we recorded a benefit for income taxes of $253,539.

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

Gain on Assets Related to Discontinued Operations

During 2008 there were no charges for discontinued operations. During the first nine months of 2007, we realized a gain on the sale of Source Scientific, LLC of $1,155,973. This gain is comprised of the $378,503 charge that we recorded in the first quarter of 2007 under the provisions of Staff Accounting Bulletin (“SAB”) Topic 5E, “Accounting for Divestiture of a Subsidiary or Other Business Operation (“SAB Topic 5E”) and the gain of $1,534,476, net of income taxes of $218,060, that we recorded during the second quarter of 2007, the period in which we completed the sale. We recorded this gain in connection with the receipt on May 29, 2007 of $1,780,071 from Mr. Richard W. Henson and Mr. Bruce A. Sargeant, the principals of Source Scientific, LLC, as full payment for their purchase of our remaining interest in that business.

Upon completion of the transaction, we accounted for the total gain on the sale of our ownership interests in Source Scientific, LLC as discontinued operations. The charge that we recorded during the first quarter of 2007, under the provisions of SAB Topic 5E, was reclassified as discontinued operations to reflect this change.

Net loss

During the nine months ended September 30, 2008, we recorded a net loss of $4,009,961 as compared to a net loss of $183,145 in the same period in 2007. The net loss is the result of increased operating loss from continuing operations in the first nine months of 2008 relative to the same period in 2007. Additionally, although we expect our revenue to increase, our net loss in 2008 will not be mitigated by the gain on sale of marketable securities, gain on sale of assets from discontinued operations, and the benefit from income taxes, as was the case in 2007. We therefore expect our net loss for the full year of 2008 to be higher than the net loss reported for the full year in 2007.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2008, our working capital position was $2,411,136 the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, and income taxes receivable. Our working capital balance was partially offset by accounts payable, accrued employee compensation, and other accrued expenses. As of December 31, 2007, our working capital balance was $5,933,822, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses, and deposits. We expect to continue to fund our operations from our working capital balance.

In July 2008, we implemented a number of cost reduction initiatives, including the delay of certain research and development projects, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, and a reduction in our workforce which includes the re-alignment of our sales force from seven full time sales directors to three. We have also delayed the hiring of new personnel to fill previously vacated positions. We believe that implementing such changes to our business plan allowed us to extend our existing cash balances through the first quarter of 2009.

We need substantial additional capital to fund our current operations beyond the first quarter of 2009. To provide us with some flexibility in structuring the terms of potential financings, in accordance with Nasdaq Marketplace Rule 4350(i)(1)(D), we obtained approval from our stockholders at our special meeting in lieu of an annual meeting held on September 25, 2008 to issue, in connection with one or more capital raising transactions, up to 4,500,000 shares of common stock (including pursuant to preferred stock, options, warrants, convertible debt or other securities exercisable for or convertible into common stock), upon such terms as our Board of Directors shall deem to be in the best interests of our company, for an aggregate consideration of not more than $18,000,000 in cash and at a price not less than 80% of the market price of the our common stock at the time of issuance, such issuances of common stock or other securities exercisable for or convertible into common stock to occur, if at all, in the three month period commencing with the date of the stockholder approval.

In June 2008, we engaged Emerging Growth Equities, Ltd. (“EGE”), an investment banking firm, to assist us in raising equity financing to support our research and development activities, commercialization efforts, working capital requirements, and general corporate purposes. The engagement of EGE contemplates a private placement of our securities exempt from the registration requirements under Regulation D promulgated under the Securities Act of 1933, as amended (the "Act") of up to $8,000,000 or more at our discretion (the “Financing”). We have agreed to pay EGE a cash fee of 8% of the gross proceeds from the Financing and to issue EGE warrants to purchase 8% of the number of securities issued in the Financing. The warrants will have a five year term and an exercise price equal to the price of the securities issued in the Financing. However, EGE will receive a lower fee of 3% of the gross proceeds from the Financing and warrants to purchase 3% of the number of securities issued in the Financing with respect to all investors that they do not introduce to us. EGE is also entitled to a retainer of $7,500 per month for three months.

Either EGE or we may terminate the engagement in general with prior written notice. If during the 12 month period following termination of the engagement we sell securities to any investor introduced to us by EGE, we will pay a declining fee to EGE based upon the number of months elapsed since the date of termination, commencing with a cash fee of 8% of the gross proceeds received from such investors, plus warrants to purchase 8% of the number of securities issued to such investors in the first month following termination of the engagement and with such fees being reduced by 1/12 for each month following such termination. We have also agreed to customary indemnification of EGE in connection with the Financing. Notwithstanding our engagement of EGE, we can provide no assurance that any such equity offerings will occur, or that additional financing will be available to us of acceptable or affordable terms. To date, they have not been successful in raising any funds for us. In October 2008, we revised the terms of our engagement with EGE to reduce their fees from 3% in cash and 3% in warrants, to 0% cash and 0% warrants, on any funds that we raise without the help of EGE.

While we are in discussions with potential investors, to date we have been unable to secure additional equity or debt financing on acceptable terms. If we remain unable to secure additional financing in the near-term, we expect to implement a number of additional cost reduction initiatives, such as further reductions in the cost of our workforce and the discontinuation of a number of business initiatives to further reduce our rate of cash utilization and extend our existing cash balances. We believe that these additional cost reduction initiatives, if undertaken, will provide us with additional time to continue our pursuit of additional funding sources and also strategic alternatives. In the event that we are unable to obtain financing on acceptable terms, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects. There can be no assurance that we will obtain additional financing on acceptable terms or at all.

Net cash used in continuing operations for the nine months ended September 30, 2008 was $3,349,545 as compared to net cash used in continuing operations of $3,023,249 for the nine months ended September 30, 2007.

Net cash used in investing activities for the nine months ended September 30, 2008 was $131,957 as compared to cash provided of $1,913,358 for the same period in the prior year. The cash used in the nine months of 2008 was the result of the purchase of furniture and fixtures associated with our move to new corporate offices and Barocycler instruments that we purchased and installed under collaboration or lease agreements. The cash generated in the same period in 2007 was from the liquidation of shares of Panacos common stock, partially offset by purchases of fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2008 was due to an exercise of employee stock options to purchase 3,000 shares of our common stock.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended September 30, 2008 and 2007, we incurred $10,236 and $5,518, respectively in royalty expense associated with our obligation to BMA. During the nine months ended September 30, 2008 and 2007, we incurred approximately $18,687 and $14,021, respectively in royalty expense associated with our obligation to BMA.

In connection with our acquisition of BioSeq, Inc., we licensed certain limited rights to the original pressure cycling technology back to BMA.   This license is non-exclusive and limits the use of the original pressure cycling technology by BMA solely for molecular applications in scientific research and development and in scientific plant research and development.  BMA is required to pay us a royalty equal to 20% of any license or other fees and royalties, but not including research support and similar payments, it receives in connection with any sale, assignment, license or other transfer of any rights granted to BMA under the license. BMA must pay us these royalties until the expiration of the patents held by BioSeq, Inc. in 1998, which we anticipate will be 2016.  We have not received any royalty payments from BMA under this license.

Purchase Commitments

On September 18, 2008, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units. Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $100,000, representing approximately 25% of the expected total value of the order, upon submission of the purchase order. On November 12, 2008, we placed an additional deposit of approximately $100,000 with Source Scientific, LLC to provide them with funds required to commence manufacturing of the NEP2320 units ordered. The purchase price for the 50 Barocycler NEP2320 units is based upon a fixed bill of materials. We expect that the NEP2320 units will be completed and ready for sale to our customers during the first quarter of 2009, we will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale. As of December 31, 2007 we had $379,000 on deposit with Source for 54 remaining units pursuant to open purchase orders.

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

Severance and Change of Control Agreements

Each of our executive officers is entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of each executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, each executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination. The total commitment related to these agreements in the aggregate is approximately $1.0 million.

Each of our executive officers, other than Mr. Richard T. Schumacher, our President and Chief Executive Officer, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The total commitment related to these agreements in the aggregate is approximately $1.3 million.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2008, we held a Special Meeting in Lieu of Annual Meeting of Stockholders (the “Meeting”). At the Meeting, Richard T. Schumacher was re-elected to the Board of Directors as a Class III director, with a term expiring in 2011. The remaining members of the Board of Directors whose terms continued after the meeting are J. Donald Payne, P. Thomas Vogel, R. Wayne Fritzsche, and Dr. Calvin A. Saravis. The stockholders also approved an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance under the Plan from 1,000,000 to 1,500,000 shares. Lastly, the stockholders approved a proposal, for purposes of complying with Nasdaq Marketplace Rule 4350(i)(1)(D), authorizing the Company to issue, in connection with one or more capital raising transactions to finance the company, up to 4,500,000 shares of common stock of Pressure BioSciences, subject to the terms, conditions and limitations set out in the Proxy Statement for the Meeting. At the meeting, a total of 1,829,203 shares or 83% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy. The voting results with respect to each of the proposals were as follows:

1. A proposal to elect one Class III Director to hold office until the 2011 Annual Meeting of Stockholders and until his successor is duly elected and qualified:

Name of Nominee	For	Withheld	Abstain
Richard T. Schumacher	1,805,032	24,171	0

2. A proposal to amend the Company’s 2005 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan from 1,000,000 to 1,500,000.

For	Against	Abstained	Broker Non-Votes
837,976	139,643	3,416	848,168

3. A proposal, for purposes of complying with Nasdaq Marketplace Rule 4350(i)(1)(D), to authorize the Company to issue, in connection with one or more capital raising transactions to finance the Company, up to 4,500,000 shares of common stock of Pressure BioSciences, subject to the terms, conditions and limitations set out in the Proxy Statement for the Meeting.

For	Against	Abstained	Broker Non-Votes
910,135	67,359	3,541	848,168

ITEM 6. EXHIBITS

Exhibits		Reference

10.1
Amendment No. 1 to Pressure Biosciences, Inc. 2005 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Commission on September 29, 2008 and incorporated herein by reference).

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

PRESSURE BIOSCIENCES, INC.

Date: November 14, 2008	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Edward H. Myles
Edward H. Myles Senior Vice President of Finance & Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)