Form 10-Q
period 2009-03-31
PRESSURE BIOSCIENCES INC
filed 2009-05-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 2009   or

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

☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of March 31, 2009 was 2,195,283.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4T. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 6. Exhibits	25

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,138,685	$868,208
Restricted cash	20,000	50,000
Accounts receivable, net of allowances of $55,600 at March 31, 2009 and $0 at December 31, 2008	167,397	209,117
Inventories	822,503	571,831
Deposits	15,472	382,236
Prepaid income taxes	6,600	6,600
Income tax receivable	623,262	-
Prepaid expenses and other current assets	72,858	235,111
Total current assets	3,866,777	2,323,103

PROPERTY AND EQUIPMENT, NET	262,469	252,249

OTHER ASSETS
Intangible assets, net	267,500	279,658
TOTAL ASSETS	$4,396,746	$2,855,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$315,001	$263,486
Accrued employee compensation	102,464	161,374
Accrued professional fees and other expenses	180,933	278,982
Deferred revenue	176,652	16,705
Total current liabilities	775,050	720,547

LONG TERM LIABILITIES
Deferred revenue	8,473	10,821
TOTAL LIABILITIES	783,523	731,368

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; 156,980 shares issued and outstanding on March 31, 2009 and 0 shares on December 31, 2008	1,570	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,195,283 shares issued and outstanding on March 31, 2009 and on December 31, 2008	21,953	21,953
Warrants to acquire preferred stock and common stock	882,253	-
Additional paid-in capital	8,134,959	6,803,530
Accumulated deficit	(5,427,512)	(4,701,841)
Total stockholders' equity	3,613,223	2,123,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,396,746	$2,855,010

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2009	2008

REVENUE:
PCT Products, services, other	$222,142	$81,473
Grant revenue	84,620	50,903
Total revenue	306,762	132,376

COSTS AND EXPENSES:
Cost of PCT products and services	140,243	48,449
Research and development	307,224	490,931
Selling and marketing	278,416	463,161
General and administrative	430,790	501,248
Total operating costs and expenses	1,156,673	1,503,789

Operating loss	(849,911)	(1,371,413)

OTHER INCOME:
Interest income	2,403	30,308
Total other (expense) income	2,403	30,308

Loss before income taxes	(847,508)	(1,341,105)
Income tax benefit	623,262	-

Net loss	$(224,246)	$(1,341,105)

Loss per share - basic and diluted	$(0.10)	$(0.61)

Weighted average number of shares used to calculate loss per share - basic and diluted	2,195,283	2,192,175

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,246)	$(1,341,105)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,430	41,004
Stock-based compensation expense	145,903	118,205
Bad debt expense	55,600	-

Changes in operating assets and liabilities:
Restricted cash	30,000	-
Accounts receivable	(13,880)	11,604
Inventories	(250,672)	(422,512)
Deposits	366,764	341,922
Income tax receivable	(623,262)	-
Accounts payable	51,515	225,880
Accrued employee compensation	(58,910)	(13,046)
Deferred revenue and other accrued expenses	59,550	(3,002)
Prepaid expenses and other current assets	162,253	(125,854)
Net cash used in operating activities	(249,955)	(1,166,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(47,492)	(110,762)
Net cash used in investing activities	(47,492)	(110,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred stock	1,567,924	-
Net cash provided by financing activities	1,567,924	-

CHANGE IN CASH AND CASH EQUIVALENTS:	1,270,477	(1,277,666)
Cash and cash equivalents, beginning of period	868,208	5,424,486
Cash and cash equivalents, end of period	$2,138,685	$4,146,820

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$2,790
Income taxes received	-	834

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

1)	Business Overview and Management Plans

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”).  PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses instrumentation that is capable of cycling pressure between ambient and ultra-high levels (up to 35,000 psi or greater) at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our pressure-generating instrument is called the Barocycler®.  Our PCT-related consumables product line includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific (“ProteoSolve”) kits.  Our Barocycler instrument, together with our consumable products and reagents, make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception.  As of March 31, 2009, we had cash of approximately $2.1 million.  During 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products have found significant market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  We believe that these initiatives will significantly decrease our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.  We also believe that these actions, taken together with the proceeds we received from our $1.8 million equity financing completed in February 2009, will enable us to extend our cash resources into the second quarter of 2010.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2008.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, deferred tax assets and the costs associated with fulfilling our warranty obligations for the instruments that we sell, in our calculation of fair value of stock options awarded, and our allocation of the proceeds from the equity financing between the preferred stock and warrants sold.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

Research and Development

Research and development costs, which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities, consumable products and overhead costs, are expensed as incurred. Our research activities are performed at our facility in Massachusetts in conjunction with our collaboration partner sites.  In support of our research and development activities we utilize our Barocycler instruments that are capitalized as fixed assets and depreciated over their expected useful life.

Inventories

Inventories are valued at the lower of cost or market.  The composition of inventory as of March 31, 2009 and December 31, 2008 is as follows:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

	March 31,	December 31,
	2009	2008
Raw materials	$129,097	$83,451
Finished goods	693,406	488,380
Total	$822,503	$571,831

Our finished goods inventory as of March 31, 2009 included 64 Barocycler instruments.  Our finished goods inventory as of December 31, 2008 included 34 Barocycler instruments.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2008 and we reviewed the analysis as of March 31, 2009.  We have concluded that there is no impairment of intangible assets.

 Long-Lived Assets and Deferred Costs

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test as of December 31, 2008 and we reviewed the analysis as of March 31, 2009.  We have concluded that there is no impairment of long-lived assets.

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

The following tables illustrate the level of concentration as a percentage of total revenues during the three months ended March 31, 2009 and 2008:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

	For the Three Months Ended
	March 31,
	2009	2008
Top Five Customers	67%	84%
Federal Agencies	28%	40%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Top Five Customers	73%	81%
Federal Agencies	8%	1%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation. We have initiated several engineering initiatives to position us for greater independence from any one supplier, and we are developing a network of manufacturers and sub-contractors to reduce our reliance on any single supplier for PCT components.  Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, warrants to acquire preferred stock convertible into common stock, and options to acquire common stock are considered common stock equivalents in periods in which they have a dilutive effect.  Stock options that are anti-dilutive are excluded from this calculation.

The following table illustrates our computation of loss per share for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008
Numerator:
Loss - basic and diluted	$(224,246)	$(1,341,105)

Denominator:
Weighted average shares outstanding - basic and diluted	2,195,283	2,192,175

Loss per share - basic and diluted	$(0.10)	$(0.61)

Shares excluded from calculations	5,352	196,785

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
AS OF MARCH 31, 2009

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

In the quarter ended March 31, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash is expected to be received during the second half of 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this congressional act, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize any net operating losses we may have at the time against such future operating profits.

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

We recognized stock-based compensation expense of $145,903 and $118,205 for the three months ended March 31, 2009 and 2008, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, March 31,
	2009	2008
Research and development	$52,972	$43,237
Selling and marketing	21,208	33,032
General and administrative	71,723	41,936
Total stock-based compensation expense	$145,903	$118,205

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Our historical forfeiture rate has been approximately 5%, so we used this rate as our assumption in calculating future stock-based compensation expense.

During the three months ended March 31, 2009 and 2008, the total fair value of stock options awarded was $251,730 and $127,552, respectively.

As of March 31, 2009, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $447,016.  The non-cash, stock based compensation expense associated with the vesting of these options will be $231,282 in 2009, $175,170 in 2010 and $40,564 in 2011.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

Advertising

Advertising costs are expensed as incurred.  During the three months ended March 31, 2009 and 2008, we incurred $304 and $6,517 respectively in advertising expense.

Rent Expense

Rental costs are expensed as incurred.  During the three months ended March 31, 2009 and 2008, we incurred $24,573 and $32,213, respectively in rent expense for the use of our corporate office and research and development facilities.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed an 18 month lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space, with an option for an additional 12 months.  We exercised the renewal option to extend the lease term for one year to end on July 14, 2010.  We pay approximately $6,500 per month for the use of these facilities.

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

In connection with the reduction of staff levels and consolidation of operations in Rockville, MD and Woburn, MA, the Company moved its research and development activities within Massachusetts.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2009 and 2008, we incurred $8,827 and $3,000, respectively in royalty expense associated with our obligation to BMA.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated, in-line system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

Purchase Commitments

On September 18, 2008, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units. Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $100,000, representing approximately 25% of the expected total value of the order, upon submission of the purchase order.  On November 12, 2008, we placed an additional deposit of approximately $100,000 with Source Scientific, LLC to provide them with funds required to commence manufacturing of the NEP2320 units ordered.  The purchase price for the 50 Barocycler NEP2320 units is based upon a fixed bill of materials.  We were billed for the unpaid purchase price of each unit at the time each unit was completed and ready for sale.

As of December 31, 2008 we had approximately $163,000 on deposit with Source Scientific, LLC for 40 remaining units pursuant to open purchase orders.  In addition, in December 2008, we put the remaining $203,758 amount of the purchase order in an escrow account, which funds were to be released to pay the remaining balance due when units were completed.  The amount held in escrow is included as a component within the line item Deposits on the Balance Sheet.  As of March 31, 2009, we had no funds on deposit with Source Scientific, LLC because the remaining units pursuant to the purchase order were completed and received by the Company during the first quarter of 2009.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

5)	Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of March 31, 2009, 156,980 of these shares have been issued.

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units for a purchase price of $11.50 per unit (the “Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Private Placement”).  Each unit consists of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).  We did not pay any placement fees associated with this transaction but the expenses related to the offering totaled approximately $233,000.

The proceeds from the sale of each unit was allocated between the Series A Convertible Preferred Stock, the 15 Month Preferred Stock Warrant and the 30 Month Common Stock Warrant based on the relative estimated fair value of each security.  The estimated fair value of the warrants were determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $882,253 to the total warrants issued.  The allocation of the gross proceeds to the Series A Convertible Preferred Stock was $923,017.  In accordance with the provisions of Emerging Industry Task Force Issue 00-27: Application of Issue No. 98-5 to Certain Convertible Instruments, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $489,803 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

Warrants

The warrants have the following exercise prices and terms:  (i) the 15 Month Preferred Stock Warrants have an exercise price equal to $12.50 per share, with a term expiring on May 12, 2010; and (ii) the 30 Month Common Stock Warrants have an exercise price equal to $2.00 per share, with a term expiring on August 12, 2011. Unless waived under certain circumstances by the holder of the warrant, such holder’s warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.

Each of the 15 Month Preferred Stock Warrants and the 30 Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time after the holder of the warrant becomes an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.

Subject to the terms and conditions of the applicable warrants, the Company has the right to call for cancellation of the 15 Month Preferred Stock Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds $1.75 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.   Subject to the terms and conditions of the 30 Month Common Stock Warrant, the Company has the right to call for cancellation the 30 Month Common Stock Warrant if the volume weighted average price for our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds $2.80 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009

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

As of March 31, 2009, options to acquire 1,290,500 shares were outstanding under the Plan.  We also have 244,000 stock options outstanding under our 1999 Non-qualified Plan.  As of March 31, 2009, there were 4,800 shares available for future grant under the 1999 Non-qualified Plan.

The following tables summarize information concerning stock options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2006	945,500	$3.32	-		945,500	524,000
Granted	200,000	4.09
Exercised	-
Expired	-
Forfeited	(25,000)	3.58
Balance outstanding, 12/31/2007	1,120,500	$3.45	-		1,120,500	691,166
Granted	231,500	2.94
Exercised	(3,000)	3.25
Expired	(1,500)	3.25
Forfeited	(125,001)	4.01
Balance outstanding, 12/31/2008	1,222,499	$3.30	-		1,222,499	932,334
Granted	450,000	0.77	3,139,600	1.63	3,589,600
Exercised	-
Expired	-
Forfeited	(137,999)	3.40			(137,999)
Balance outstanding, 3/31/2009	1,534,500	$2.55	3,139,600	$1.63	4,674,100	4,175,947

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77	-	$2.70	669,000	7.7	$1.24	327,346	6.4	$1.69
2.71	-	3.08	319,500	5.9	2.93	265,000	5.2	2.97
3.09	-	3.95	302,000	7.2	3.67	252,667	7.1	3.68
3.96	-	5.93	244,000	7.7	4.24	191,334	7.5	4.19
$0.77	-	$5.93	1,534,500	7.2	$2.55	1,036,347	6.5	$2.97

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2009 and December 31, 2008 has been negative due the stock price as of period end compared to the option weighted average exercise price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance operations into the second quarter of 2010;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	our ability to reduce our rate of cash utilization to an average of approximately $600,000 per quarter during 2009;
-	the anticipated uses of grant revenue and increased grant revenue in future periods;
-	potential growth in the market for our PCT products;
-
our plans and expectations with respect to our pressure cycling technology (PCT) operations, including our expected amount of research and development, selling and marketing and general and administrative expense;

-	market acceptance and the potential for commercial success of our PCT products;
-	our belief that PCT provides a superior solution for sample preparation;
-	our belief that PCT has achieved significant market acceptance in the mass spectrometry market;
-	the expected development and success of new product offerings, including our new PCT Micro-Tube Adaptor Kits for accelerated proteolytic digestion;
-	the potential applications for PCT;
-	the expected benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration program;
-	our expectation of obtaining additional research grants from the government in the future;
-	the expected tax benefits we may receive due to the American Recovery and Reinvestment Act of 2009;
-	our ability to utilize net operating losses in the future;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

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

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as those discussed elsewhere in this Report, including the following:

If we fail to obtain substantial additional capital, we may not be able to continue our business.

Based on our current projections, we believe our current cash resources, which include the funds we received from the private placement completed in February 2009, are sufficient to fund our normal operations into the second quarter of 2010.

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

Our actual results and performance could be adversely affected by the current economic conditions in the global economy, which pose a risk to the overall demand for our products from our customers who may elect to defer or cancel purchases of our products in response to tighter credit markets, negative financial news, and general uncertainty in the economy.  In addition, our ability to obtain additional financing, on acceptable terms, if at all, may be adversely affected by the crisis in the credit markets and the uncertainty in the current economic climate.

We qualify all of our forward-looking statements by these cautionary statements. You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses instrumentation that is capable of cycling pressure between ambient and ultra-high levels (up to 35,000 psi or greater) at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules.  Our pressure-generating instrument is called the Barocycler®.  Our PCT-related consumables product line includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific (“ProteoSolve”) kits.  Our Barocycler instrument, together with our consumable products and reagents, make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2009, we had cash of approximately $2.1 million.  During 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products have found significant market acceptance. The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  We believe that these initiatives will significantly decrease our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.  We also believe that these actions, taken together with the proceeds we received from our $1.8 million equity financing completed in February 2009, will enable us to extend our cash resources into the second quarter of 2010.

Despite the difficulty in the capital markets and the necessity to implement a very challenging restructuring program during the second half of 2008, we are quite proud of the number of accomplishments that we realized during the first quarter of 2009.  These successes include:

•
Sale of Series A Convertible Preferred Stock and Warrants in a Private Placement – On February 12, 2009, we received approximately $1.8 million from the sale of 156,980 units, consisting of shares of Series A Convertible Preferred Stock and warrants, in a private placement to 35 accredited investors.

•
Phase I SBIR Grant Award – During the first quarter, we were notified by the National Institute of Allergy and Infectious Diseases (“NIAID”) of the National Institutes of Health (NIH) that we had been awarded a Phase I SBIR grant (1R43A1081518-01) for a total of $109,998 to be billed over six months.  Entitled “Sample Preparation Using Pressure for Microbiome Studies and Clinical Diagnostics”, the grant will help fund research studies focused on discovering and cataloging the microbes that live on and in the human body.

•
Presentation by Dr. Alexander Ivanov - Dr. Ivanov of the Harvard School of Public Health delivered a presentation at the 13th annual international meeting of the Association of Biomolecular Resource Facilities (“ABRF”) in February 2009 entitled “Searching for Efficient and High-Throughput Alternatives for Essential Sample Preparation Techniques in Mass Spectrometry-based Functional Proteomics”.  Dr. Ivanov and his colleagues stated that “good control, efficiency, and reproducibility of protein extraction from cells and tissues are essential for diverse biological and basic research applications” and that “effective and specific proteolytic digestion of proteins prior to mass spectrometry (“MS”) analysis is one of the fundamental techniques most commonly used in any proteomics laboratory”.  Dr. Ivanov and his colleagues concluded that “PCT resulted in significant improvement of throughput and reproducibility of sample preparation for proteomic analysis” and that “superior extraction rates were observed with pressure-assisted sample preparation”.  Dr. Ivanov’s presentation was awarded the “Best Poster Presentation” at the ABRF Annual Meeting.

•
The Journal of Biomolecular Techniques Outstanding Manuscript Award - This annual award recognizes the best research article published each year in the Journal.  The 2009 award was presented to scientists from PBI and the Harvard School of Public Health for their manuscript “Tissue Fractionation by Hydrostatic Pressure Cycling Technology: the Unified Sample Preparation Technique for Systems Biology Studies” at the February 2009 ABRF Annual Meeting.  The paper discussed the unique ability of PCT and the Company’s patent-pending ProteoSolve-SB™ reagent kit to simultaneously extract DNA, RNA, proteins, and lipids from the same sample.  The award was accepted by Dr. Vera Gross of PBI, the paper’s corresponding author.

•
Third Consecutive Quarter of Double Digit Growth of PCT Sample Preparation System Installations – On May 5, 2009, we announced that total revenue for the first quarter of 2009 was $306,762 compared to $132,376 for the comparable period in 2008, a 132% increase.  We also announced that we had installed 10 PCT Sample Preparation Systems in the quarter, an increase of three installations from the first quarter 2008.

•
Continued Reduction in our Rate of Cash Utilization – On May 5, 2009, we announced that our operating loss for the first quarter of 2009 was $849,911 compared to $1,371,413 for the same period in 2008, a decrease of $521,502, or 38%.  We also announced that our cash used in first quarter 2009 operating activities was approximately $655,000, as compared to approximately $1,212,000 for the same quarter of 2008.

•
Measured Progress on the Development of the PCT MicroTube Adapter Kits for Accelerated Proteolytic Digestion – We are working on the development of new “micro-tube” adaptor kits for our two existing Barocycler instruments.  These new PCT-based products are expected to allow an increase in throughput of greater than 10-fold in a number of important application areas, while maintaining or increasing the quality of results.  These new products are also expected to allow us to enter into several exciting markets heretofore unavailable to us, such as the large sample preparation market for mass spectrometry.  Feedback and data received from our beta testing sites on the new micro-tube format have been very positive, productive, and encouraging.  We have also made significant progress on the remaining development issues related to the adapter kits.  We believe that we will meet the expected release date of June 30, 2009.

We hold 13 United States and 6 foreign patents covering multiple applications of PCT in the life sciences field. Our pressure cycling technology employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic, and small molecule studies;
-	pathogen inactivation;
-	protein purification;
-	control of chemical (particularly enzymatic) reactions; and
-	Immunodiagnostics (clinical laboratory testing).

Since we began operations as Pressure BioSciences in February 2005, we have installed 84 Barocycler instruments, including 10 instruments in the first quarter of 2009, 41 instruments in 2008, 20 instruments in 2007, 8 instruments in 2006, and 5 instruments in 2005.  Our customers include researchers at academic laboratories and government agencies, as well as biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Revenue

We recognized revenue of $306,762 for the three months ended March 31, 2009, as compared to $132,376 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $222,142 for the three months ended March 31, 2009 as compared to $81,473 for the same period in the prior year.  During the first quarter of 2009, we completed the installation of ten Barocycler instruments, as compared to seven in the same period of 2008.  Seven of the ten were domestic installations and three were international sales, compared to five domestic installations and two international sales for the same quarter in 2008.  The increase in revenue observed in the first quarter of 2009 was due in part to this increase in the number of Barocycler units sold during the period, as well as to increased sales of consumable products and to PCT-related scientific services that were provided.

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

Grant Revenue. During the three months ended March 31, 2009 and 2008, we recorded $84,620 and $50,903 of grant revenue, respectively.  Grant revenue recorded during the first quarter of 2009 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in January 2009.  We expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with these grants continues to increase.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $140,243 for the three months ended March 31, 2009 compared to $48,449 for the comparable period in 2008.  This increase in cost of PCT products and services was due primarily to the increase in the number of units installed under sale, lease, or rental arrangements during the period and the corresponding increase in the related royalties on PCT products.  Costs of PCT products and services as a percentage of revenue increased to 63.1% for the three months ended March 31, 2009, as compared to 59.5% for the three months ended March 31, 2008.  The increase in the cost of PCT products and services as a percentage of revenue was due primarily to two factors: (a) three of the ten units that we installed during the first quarter of 2009 were sold to our international distributors at usual, discounted prices, compared to two units to international distributors in the same period of 2008, and (b) one of the Barocycler units sold during the first quarter of 2008 was a collaboration model NEP3229 that had been previously expensed resulting in a lower cost of PCT products in the prior year.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $307,224 in the first quarter of 2009 as compared to $490,931 in the same period in 2008, a decline of 37%.  This decline in R&D expenses was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of seven R&D employees.  The headcount in R&D during the first quarter of 2009 was three, compared to ten during the same period in 2008. The decline in expenses was also due to a significant decrease in the number of R&D projects being funded by the Company during the first quarter of 2009.

Research and development expense recognized in the first quarters of 2009 and 2008 included $52,972 and $43,237 of non-cash, stock-based compensation expense, respectively.  We expect that the level of stock-based compensation expense in the near future will be higher than the amount recorded during the first quarter of 2009, due to a grant of stock options at the end of the quarter.

Selling and Marketing

Selling and marketing expenses decreased to $278,416 for the three months ended March 31, 2009 from $463,161 for the comparable period in 2008, a decline of $184,745 or 40%.  This decline in selling and marketing expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of four sales directors and one marketing assistant.  The headcount in selling and marketing during the first quarter of 2009 was four, compared to eleven during the same period in 2008.  A significant decrease in advertising, exhibit booth rental, and travel cost expense also contributed to the reduction in overall selling and marketing expense incurred during the first quarter of 2009.

We recorded an allowance for bad debts of $55,600 in the first quarter of 2009.  Due to our continued increase in sales and the number and type of customers, we concluded that it was appropriate to initiate a bad debt allowance.

During the first quarter of 2009 and 2008, selling and marketing expense included $21,208 and $33,032 of non-cash, stock-based compensation expense, respectively.  We expect the level of stock-based compensation expense in the near future will be higher than the amount recorded during the first quarter of 2009 due to a grant of stock options at the end of the quarter.

General and Administrative

General and administrative costs totaled $430,790 for the three months ended March 31, 2009 as compared to $501,248 for the comparable period in 2008, a decrease of $70,458 or 14%.  This decrease in general and administrative expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008.  The decline in expenses was also due to a significant decrease in investor relations costs, and compensation savings from the resignation of our Chief Financial Officer in November 2008.  At this time, the Company is not actively pursuing a replacement for the CFO.

During the first quarters of 2009 and 2008, general and administrative expense included $71,723 and $41,936 of non-cash, stock-based compensation expense, respectively.  We expect the level of stock-based compensation expense in the near future will be higher than the amount recorded during the first quarter of 2009 due to a grant of stock options at the end of the quarter.

Operating Loss

Our operating loss was $849,911 for the three months ended March 31, 2009 as compared to $1,371,413 for the comparable period in 2008, a decrease of $521,502 or 38%.  During the second half of 2008, we initiated a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance. The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay or cancellation of several research and development and marketing programs.

We believe that these initiatives will significantly decrease our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.

Interest Income

Interest income totaled $2,403 for the three months ended March 31, 2009 as compared to interest income of $30,308 in the prior year period.  The decrease is due to lower average cash balances and lower yields on these balances during the first quarter of 2009, as compared to the first quarter of 2008.

Income Taxes

In the quarter ended March 31, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash is expected to be received during the second half of 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this law, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize any net operating losses we may have at the time against such future operating profits.

Net Loss

During the first quarter of 2009, we recorded a net loss of $224,246 or $(0.10) per share, as compared to $1,341,105 or $(0.61) per share in the first quarter of 2008.  Our net loss in the first quarter of 2009 was lower than the corresponding net loss of the first quarter of 2008 principally due to the recognition of an expected federal income tax refund of $623,262 pursuant to the American Recovery and Reinvestment Act of 2009 as well as the result of increased revenue and lower operating costs.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2009, our working capital position was $3,091,727, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, deposits, and income taxes receivable, partially offset by accounts payable, accrued employee compensation, and other accrued expenses.  As of December 31, 2008, our working capital position was $1,602,556, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits.

During the second half of 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance. The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and the delay or cancellation of several research and development and marketing programs.  We believe that these initiatives significantly decreased our rate of cash utilization, from just under $1 million per quarter during the second half of 2008 to an expected average of approximately $600,000 per quarter during 2009.

On December 19, 2008, we received $200,000 from one of our distributors in the escrow account for the private placement.  Prior to February 12, 2009, the distributor requested that the $200,000 be used as payment for anticipated future purchases of our PCT instrument and consumable products, and not for an investment in the private placement.  This amount was recorded as deferred revenue in the first quarter of 2009.  As of March 31, 2009, $162,800 remained in deferred revenue for future product purchases.  Three Barocycler units have been shipped against this advance payment.

We believe that because of the cost restructuring measures we have undertaken, together with the $1,805,270 we received in connection with our February 2009 private placement of units (consisting of Series A Convertible Preferred Stock and warrants), we have sufficient cash resources to fund normal operations into the second quarter of 2010.  We believe we will need substantial additional capital to fund our operations beyond the second quarter of 2010.   If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2009 was $249,955 as compared to $1,166,904 for the three months ended March 31, 2008.  The decrease in cash used in operations in 2009 as compared to 2008 is principally the result of the estimated federal income tax receivable, increased revenues and lower operating expenses in 2009.

Net cash used in investing activities for the three months ended March 31, 2009 was $47,492 as compared to cash used of $110,762 for the same period in the prior year.  During the first quarter of 2009, we received and installed three Barocycler instruments under collaboration or lease agreements.  Cash used in the three months of 2008 was for the purchase of furniture and fixtures associated with our move to new corporate offices, and for Barocycler instruments that we purchased and installed under collaboration or lease agreements

Net cash provided by financing activities for the three months ended March 31, 2009 was $1,567,924.  On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units for a purchase price of $11.50 per unit (the “Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Private Placement”).  Each unit consists of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase, at the purchaser’s election to be made within 7 days of the closing, either 10 shares of our common stock, at an exercise price equal to $1.25 per share, with a term expiring 15 months after the date of closing (“15 Month Common Stock Warrant”), or one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”) (all of the purchasers elected the 15 Month Preferred Stock Warrants); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).  The expenses related to the offering totaled approximately $233,000.

Non-cash Financing Activity

We recorded $11,622 for the dividend payable on the Series A Convertible Preferred Stock from the date that the preferred stock was issued on February 12, 2009 through March 31, 2009.  This expense was recorded against Accumulated Deficit, a line item on the Consolidated Balance Sheet.  The Company intends to pay the dividend by issuing shares of unregistered common stock on June 30, 2009.

COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed an 18 month lease agreement commencing in February 2008 pursuant to which we leased approximately 5,500 square feet of office space, with an option for an additional 12 months.  We exercised the renewal option to extend the lease term for one year to end on July 14, 2010.  We pay approximately $6,500 per month for the use of these facilities.

Effective January 1, 2009, we terminated our lease agreement with Scheer Partners and the Maryland Economic Development Corporation, pursuant to which we leased laboratory and office space in Rockville, MD.  We paid approximately $3,300 per month for the use of these facilities through December 31, 2008, and we have no further obligations under the lease.

Effective January 31, 2009, we terminated our sub-lease agreement with Proteome Systems, pursuant to which we leased approximately 650 square feet of laboratory space plus 100 square feet of office space from Proteome Systems in Woburn, Massachusetts.  We paid approximately $3,200 per month for the use of these facilities through January 31, 2009, and we have no further obligations under the lease.

In connection with the reduction of staff levels and consolidation of operations in Rockville, MD and Woburn, MA, the Company moved its research and development activities within Massachusetts.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer, or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2009 and 2008, we incurred $8,827 and $3,000 in royalty expense associated with our obligation to BMA, respectively.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated, in-line system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement. and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

Purchase Commitments

On September 18, 2008, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units. Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $100,000, representing approximately 25% of the expected total value of the order, upon submission of the purchase order.  On November 12, 2008, we placed an additional deposit of approximately $100,000 with Source Scientific, LLC to provide them with funds required to commence manufacturing of the NEP2320 units ordered.  The purchase price for the 50 Barocycler NEP2320 units is based upon a fixed bill of materials.  We were billed for the unpaid purchase price of each unit at the time each unit was completed and ready for sale.

As of December 31, 2008 we had $163,006 on deposit with Source Scientific, LLC for 40 remaining units pursuant to open purchase orders.  In addition, in December 2008, we put the remaining $203,758 amount of the purchase order in an escrow account, which funds were to be released to pay the remaining balance due when units were completed.  The amount held in escrow is included as a component within the line item Deposits on the Balance Sheet.  As of March 31, 2009, we had no funds on deposit with Source Scientific, LLC because the remaining units pursuant to the purchase order were completed and received by PBI during the first quarter of 2009.

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

SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain specific items, including:

-	Acquisition costs will be generally expensed as incurred;

-	Non-controlling interests (formerly known as “minority interests” – see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We have adopted FSP 142-3. The adoption of this statement does not have any impact to our financial statements.

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

We have adopted SFAS 160 and the statement does not have a material affect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), – an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. We adopted SFAS No. 161 and our adoption of SFAS No. 161 did not have a material impact on our financial statements.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2009	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)