Form 10-Q
period 2009-06-30
PRESSURE BIOSCIENCES INC
filed 2009-08-10
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2009   or

☐             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number     0-21615

PRESSURE BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2652826
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14 Norfolk Avenue
South Easton, Massachusetts	02375
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

☐ Yes      ☒ No
 The number of shares outstanding of the Issuer’s common stock as of June 30, 2009 was 2,195,283.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008	2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 6. Exhibits	26

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,489,015	$868,208
Restricted cash	20,000	50,000
Accounts receivable, net of allowances of $54,600 at June 30, 2009 and $0 at December 31, 2008	156,340	209,117
Inventories	751,065	571,831
Deposits	13,872	382,236
Prepaid income taxes	3,176	6,600
Income tax receivable	623,262	-
Prepaid expenses and other current assets	66,162	235,111
Total current assets	3,122,892	2,323,103
PROPERTY AND EQUIPMENT, NET	246,818	252,249

OTHER ASSETS
Intangible assets, net	255,342	279,658
TOTAL ASSETS	$3,625,052	$2,855,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$199,477	$263,486
Accrued employee compensation	153,093	161,374
Accrued professional fees and other	235,184	278,982
Deferred revenue	161,667	16,705
Total current liabilities	749,421	720,547
LONG TERM LIABILITIES
Deferred revenue	3,380	10,821
TOTAL LIABILITIES	752,801	731,368

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares authorized; 156,980 shares issued and outstanding on June 30, 2009 and 0 shares on December 31, 2008	1,570	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,195,283 shares issued and outstanding on June 30, 2009 and on December 31, 2008	21,953	21,953
Warrants to acquire preferred stock and common stock	882,253	-
Additional paid-in capital	8,230,293	6,803,530
Accumulated deficit	(6,263,818)	(4,701,841)
Total stockholders' equity	2,872,251	2,123,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,625,052	$2,855,010

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUE:
PCT Products, services, other	$159,202	$117,698	$381,344	$199,171
Grant revenue	111,179	2,486	195,799	53,389
Total revenue	270,381	120,184	577,143	252,560

COSTS AND EXPENSES:
Cost of PCT products and services	90,820	88,434	231,063	136,883
Research and development	315,046	461,672	622,270	952,603
Selling and marketing	252,464	521,606	530,880	984,767
General and administrative	427,384	635,672	858,174	1,136,920
Total operating costs and expenses	1,085,714	1,707,384	2,242,387	3,211,173

Operating loss	(815,333)	(1,587,200)	(1,665,244)	(2,958,613)

Interest income	1,284	16,549	3,687	46,857

Loss before income taxes	(814,049)	(1,570,651)	(1,661,557)	(2,911,756)
Income tax benefit	-	-	623,262	-
Net loss	(814,049)	(1,570,651)	(1,038,295)	(2,911,756)
Accrued preferred stock dividend	(33,880)	-	(33,880)	-
Net loss to common shareholders	$(847,929)	$(1,570,651)	$(1,072,175)	$(2,911,756)

Loss per common share - basic and diluted	$(0.39)	$(0.72)	$(0.49)	$(1.33)

Weighted average number of shares used to calculate loss per share - basic and diluted	2,195,283	2,193,598	2,195,283	2,192,883

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss to common shareholders	$(1,072,175)	$(2,911,756)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,679	98,079
Stock-based compensation expense	252,861	369,994
Bad debt expense	55,600	-

Changes in operating assets and liabilities:
Restricted cash	30,000	-
Accounts receivable	(2,823)	(4,487)
Inventories	(179,234)	(503,968)
Deposits	368,364	538,011
Income tax receivable	(623,262)	-
Accounts payable	(64,009)	91,993
Accrued employee compensation	(8,281)	(50,224)
Deferred revenue and other accrued expenses	93,723	21,353
Prepaid expenses and other current assets	172,373	(122,568)
Net cash used in operating activities	(882,184)	(2,473,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(64,932)	(124,892)
Net cash used in investing activities	(64,932)	(124,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	9,750
Net proceeds from the issuance of preferred stock	1,567,923	-
Net cash provided by financing activities	1,567,923	9,750

Change in cash and cash equivalents	620,807	(2,588,715)
Cash and cash equivalents, beginning of period	868,208	5,424,486
Cash and cash equivalents, end of period	$1,489,015	$2,835,771

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$2,790
Income taxes received	-	834

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

1)            Business Overview and Management Plans

Pressure BioSciences, Inc. (“PBI or the Company”) is a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”).  PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses instrumentation that is capable of cycling pressure between ambient and ultra-high levels (up to 35,000 psi or greater), at user-defined temperatures, to rapidly and repeatedly control the interactions of bio-molecules. Our pressure-generating instrument is called the Barocycler®.  Our PCT-related consumables product line includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes, MicroTubes, and application specific (“ProteoSolve”) kits.  Our Barocycler instrument, together with our consumable processing tubes and kits make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception.  As of June 30, 2009, we had cash of approximately $1.5 million.  During 2008, we undertook a number of cost reduction measures: including a comprehensive restructuring program - to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products have found significant market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.  We also believe that these actions, taken together with the proceeds we received from our $1.8 million equity financing completed in February 2009, will enable us to extend our cash resources into the second quarter of 2010.

2)            Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2008.

3)            Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are made in projecting future cash flows to quantify impairment of assets, deferred tax assets and the costs associated with fulfilling our warranty obligations for the instruments that we sell, in our calculation of fair value of stock options awarded, and our allocation of the proceeds from the equity financing between the preferred stock and warrants sold.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, we account for our lease agreements under the operating method. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument.  The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our consolidated statements of operations.  Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made.  We pay all maintenance costs associated with the instrument during the term of the leases.

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award.

Our transactions sometimes involve multiple elements (i.e., products and services).  Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor specific objective evidence (“VSOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts and, to the extent VSOE is established, these service revenues are recognized ratably over the life of the contract, which is generally one to four years.

 Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

Research and Development

Research and development costs, which are comprised of costs incurred in performing research and development activities - including wages and associated employee benefits, facilities, consumable products and overhead costs - are expensed as incurred. Our research and development activities are performed at our facility in Massachusetts in conjunction with our collaboration partner sites.  In support of our research and development activities, we utilize our Barocycler instruments that are capitalized as fixed assets and depreciated over their expected useful life.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

Inventories

Inventories are valued at the lower of cost or market.  The composition of inventory as of June 30, 2009 and December 31, 2008 is as follows:

	June 30,	December 31,
	2009	2008

Raw materials	$122,852	$83,451
Finished goods	628,213	488,380
Total	$751,065	$571,831

Our finished goods inventory as of June 30, 2009 included 56 Barocycler instruments, of which 40 instruments were placed into finished goods inventory in the first quarter of 2009.  Our finished goods inventory as of December 31, 2008 included 34 Barocycler instruments.  We transferred one unit from inventory to our laboratory facility for internal use.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2008, and we reviewed the analysis as of June 30, 2009.  No triggering event for impairment has come to our attention to cause us to record an impairment of intangible assets as of June 30, 2009.

 Long-Lived Assets and Deferred Costs

In accordance with FASB SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test as of December 31, 2008 and we reviewed the analysis as of June 30, 2009.  We have concluded that there is no impairment of long-lived assets.

Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and trade receivables.  We have cash investment policies which, among other things, limit investments to investment-grade securities.  We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions, large pharmaceutical and biotechnology companies, and academic laboratories.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

The following tables illustrate the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30,
	2009	2008
Top Five Customers	78%	89%
Federal Agencies	48%	4%

	For the Six Months Ended
	June 30,
	2009	2008
Top Five Customers	60%	69%
Federal Agencies	38%	22%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Top Five Customers	70%	81%
Federal Agencies	15%	1%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation. We have initiated several engineering initiatives to position us for greater independence from any one supplier, and we are continuing to develop a network of manufacturers and sub-contractors to reduce our reliance on any single supplier for PCT components.  Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive.

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(814,049)	$(1,570,651)	$(1,038,295)	$(2,911,756)
Accrued preferred stock dividend	(33,880)	-	(33,880)	-
Loss - basic and diluted	$(847,929)	$(1,570,651)	$(1,072,175)	$(2,911,756)

Denominator:
Weighted average shares outstanding - basic and diluted	2,195,283	2,193,598	2,195,283	2,192,883

Loss per common share - basic and diluted	$(0.39)	$(0.72)	$(0.49)	$(1.33)

Shares excluded from calculations	215,586	145,313	105,478	187,970

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

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

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.  If substantial changes in the company’s ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be sufficient limitations on the amount of net loss carryforwards that could be used to offset future taxable income.

In the first half of 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash has been received during the second half of 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this congressional act, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize certain net operating losses we may have at the time against such future operating profits.

Accounting for Stock-Based Compensation

We maintain equity compensation plans under which incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants.  We recognize equity compensation expense over the requisite service period using the Black-Scholes formula to estimate the fair value of the stock options on the date of grant.  Since January 1, 2006, we have accounted for our stock option expense in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R.

We recognized stock-based compensation expense of $106,957 and $251,789 for the three months ended June 30, 2009 and 2008, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, June 30,
	2009	2008
Research and development	$46,885	$53,633
Selling and marketing	17,366	42,200
General and administrative	42,706	155,956
Total stock-based compensation expense	$106,957	$251,789

We recognized stock-based compensation expense of $252,860 and $369,994 for the six months ended June 30, 2009 and 2008, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Six Months Ended, June 30,
	2009	2008
Research and development	$99,857	$96,870
Selling and marketing	38,574	75,232
General and administrative	114,429	197,892
Total stock-based compensation expense	$252,860	$369,994

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Our historical forfeiture rate has been approximately 5%, so we used this rate as our assumption in calculating future stock-based compensation expense.

During the three months ended June 30, 2009 and 2008, the total fair value of stock options awarded was $6,890 and $100,556, respectively.  During the six months ended June 30, 2009 and 2008, the total fair value of stock options awarded was $258,620 and $228,108, respectively.

As of June 30, 2009, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $372,077.  The non-cash, stock based compensation expense associated with the vesting of these options is expected to be $153,945 in 2009, $177,568 in 2010 and $40,564 in 2011.

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

Advertising

Advertising costs are expensed as incurred.  During the three months ended June 30, 2009, we did not incur any advertising expenses but in the same period last year, we incurred $19,585 in advertising expense.  During the six months ended June 30, 2009 and 2008, we incurred $304 and $26,102 respectively in advertising expense.

Rent Expense

Rental costs are expensed as incurred.  During the three months ended June 30, 2009 and 2008, we incurred $19,416 and $39,505, respectively in rent expense for the use of our corporate office and research and development facilities.  During the six months ended June 30, 2009 and 2008, we incurred $43,989 and $71,718, respectively in rent expense for the use of our corporate office and research and development facilities.

4)            Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed an 18 month lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space, with an option for an additional 12 months.  We exercised the renewal option to extend the lease term until July 14, 2010.  We pay approximately $6,500 per month for the use of these facilities.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended June 30, 2009 and 2008, we incurred $6,176 and $5,451, respectively in royalty expense associated with our obligation to BMA.  During the six months ended June 30, 2009 and 2008, we incurred $15,002 and $8,451, respectively in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

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

As of December 31, 2008 we had approximately $163,000 on deposit with Source Scientific, LLC for 40 remaining units pursuant to open purchase orders.  In addition, in December 2008, we put the remaining $203,758 amount of the purchase order in an escrow account, which funds were to be released to pay the remaining balance due when units were completed.  The amount held in escrow is included as a component within the line item Deposits on the balance sheet.  As of June 30, 2009, we had no funds on deposit with Source Scientific, LLC because the remaining units pursuant to the purchase order were completed and received by the Company during the first quarter of 2009.

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
AS OF JUNE 30, 2009

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

5)            Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of June 30, 2009, 608,696 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 156,980 shares are issued and outstanding, and 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding.

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units for a purchase price of $11.50 per unit (the “Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Private Placement”).  Each unit consisted of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).  We did not pay any placement fees associated with this transaction but the expenses related to the offering totaled approximately $233,000.

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

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment to be pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to the our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Purchase Price, plus accrued and unpaid dividends.  The Board has not approved nor determined the method of payment for the June 30, 2009 dividend.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009

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
AS OF JUNE 30, 2009

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

Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  On September 25, 2008, our stockholders approved an amendment to the 2005 Equity Incentive Plan pursuant to which the number of shares reserved for issuance upon exercise of stock options or other equity awards made under the plan was increased from 1,000,000 shares to 1,500,000 shares.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.

As of June 30, 2009, options to acquire 1,300,500 shares were outstanding under the Plan.  We also have 244,000 stock options outstanding under our 1999 Non-Qualified Stock Option Plan.  As of June 30, 2009, there were 4,800 shares available for future grant under the 1999 Non-qualified Plan.

The following tables summarize information concerning stock options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2007	1,120,500	$3.45	-		1,120,500	691,166
Granted	231,500	2.94
Exercised	(3,000)	3.25
Expired	(1,500)	3.25
Forfeited	(125,001)	4.01
Balance outstanding, 12/31/2008	1,222,499	$3.30	-		1,222,499	932,334
Granted	460,000	0.78	3,139,600	1.63	3,599,600
Exercised	-
Expired	-
Forfeited	(137,999)	3.40			(137,999)
Balance outstanding, 6/30/2009	1,544,500	$2.54	3,139,600	$1.63	4,684,100	4,216,280

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77 - $2.70	679,000	7.3	$1.24	342,346	5.9	$1.67
2.71 - 3.08	319,500	5.7	2.93	265,000	5.0	2.97
3.09 - 3.95	302,000	6.9	3.67	272,667	6.8	3.69
3.96 - 5.93	244,000	7.5	4.24	196,667	7.2	4.20
$0.77 - $5.93	1,544,500	6.9	$2.54	1,076,680	6.2	$2.96

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2009 and December 31, 2008 has been negative due the stock price as of period end compared to the option weighted average exercise price.

6)            Subsequent Events

We performed a review of events subsequent to the balance sheet date through August 10, 2009, the date the financial statements were issued.

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

Our pressure cycling technology uses instrumentation that is capable of cycling pressure between ambient and ultra-high levels (up to 35,000 psi or greater) at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules.  Our pressure-generating instrument is called the Barocycler®.  Our PCT-related consumables product line includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific (“ProteoSolve”) kits.  Our Barocycler instrument, together with our consumable products and reagents, make up the PCT Sample Preparation System (“PCT SPS”).  In the second quarter of 2009, we introduced for sale our PCT MicroTube Adapter Kit for use with our Barocycler instruments.  The PCT MicroTube Adapter Kit, in combination with the PCT SPS, can reliably and reproducibly control the enzymatic digestion of proteins while reducing the time of digestion from hours to minutes with the same or better quality as other, currently available techniques.  The PCT MicroTube Adapter Kit comes complete with an ergonomically designed, space-saving work station containing PCT MicroTubes and PCT MicroCaps, as well as tools and hardware, to enable the user to process from one to forty eight samples simultaneously in the PCT SPS.

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2009, we had cash of approximately $1.5 million.  During 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products have found significant market acceptance. The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.  We also believe that these actions, taken together with the proceeds we received from our $1.8 million equity financing completed in February 2009, will enable us to extend our cash resources into the second quarter of 2010.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 96 Barocycler instruments, including 22 instruments in the first half of 2009, 41 instruments in 2008, 20 instruments in 2007, 8 instruments in 2006, and 5 instruments in 2005.  Our customers include researchers at academic laboratories and government agencies, as well as biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

Revenue

We recognized revenue of $270,381 for the three months ended June 30, 2009, as compared to $120,184 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $159,202 for the three months ended June 30, 2009 as compared to $117,698 for the same period in the prior year.  During the second quarter of 2009, we completed the installation of twelve Barocycler instruments, as compared to seven in the same period of 2008.  Nine of the twelve instruments were domestic installations and three were international sales, compared to four domestic installations and three international sales for the same quarter in 2008.  The increase in revenue observed in the second quarter of 2009 was due in part to this increase in the number of Barocycler units sold during the period and, to a lesser extent, sales of our PCT MicroTube Adapter Kit, which was released for sale in the second quarter of 2009.

We expect the number of units installed will continue to increase in future periods as we continue to commercialize our technology, although we may continue to experience some delays in customer purchases due to current economic conditions in the global economy.  Furthermore, we may realize some difficulties in signing up new international distribution partners if we are unable to secure additional funding through equity or debt financings.  We also expect that some portion of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements.  Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT.  As we continue to expand the installed base of Barocycler instruments in the field we expect to realize increasing revenues from the sale of consumable products and extended service contracts.  In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant Revenue. During the three months ended June 30, 2009 and 2008, we recorded $111,179 and $2,486 of grant revenue, respectively.  Grant revenue recorded during the second quarter of 2009 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in January 2009.  We expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with these grants continues to increase.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $90,820 for the three months ended June 30, 2009 compared to $88,434 for the comparable period in 2008.  This increase in cost of PCT products and services was due primarily to the increase in the number of units installed under sale, lease, or rental arrangements during the period and, to a lesser extent, costs associated with our June 2009 launch of our PCT MicroTube Adapter Kits.  Costs of PCT products and services as a percentage of revenue decreased to 57% for the three months ended June 30, 2009, as compared to 75% for the three months ended June 30, 2008.  The decrease in the cost of PCT products and services as a percentage of revenue was due primarily to the sale of two Barocycler units in the second quarter of 2009 that were collaboration models that had been previously expensed resulting in a lower cost of PCT products in the current quarter.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $315,046 in the second quarter of 2009 as compared to $461,672 in the same period in 2008, a decline of 32%.  This decline in R&D expenses was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of seven R&D employees.  The headcount in R&D during the second quarter of 2009 was three, compared to ten during the same period in 2008. The decline in expenses was also due to a significant decrease in the number of R&D projects we funded during the second quarter of 2009.

Research and development expense recognized in the second quarters of 2009 and 2008 included $46,885 and $53,633 of non-cash, stock-based compensation expense, respectively.  We expect that the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the second quarter of 2009.

Selling and Marketing

Selling and marketing expenses decreased to $252,464 for the three months ended June 30, 2009 from $521,606 for the comparable period in 2008, a decline of $269,142 or 52%.  This decline in selling and marketing expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of four sales directors and one marketing assistant.  The headcount in selling and marketing during the second quarter of 2009 was five, compared to ten during the same period in 2008.  A significant decrease in advertising, exhibit booth rental, and travel cost expense also contributed to the reduction in overall selling and marketing expense incurred during the second quarter of 2009.

During the second quarter of 2009 and 2008, selling and marketing expense included $17,366 and $42,200 of non-cash, stock-based compensation expense, respectively.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the second quarter of 2009.

General and Administrative

General and administrative costs totaled $427,384 for the three months ended June 30, 2009 as compared to $635,672 for the comparable period in 2008, a decrease of $208,288 or 33%.  This decrease in general and administrative expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008.  The decline in expenses was also due to a significant decrease in investor relations costs, reduced Board of Directors fees, and compensation savings from the resignation of our Chief Financial Officer in November 2008.  At this time, we are not actively pursuing a replacement for the Chief Financial Officer.

During the second quarters of 2009 and 2008, general and administrative expense included $42,706 and $155,956 of non-cash, stock-based compensation expense, respectively.  The second quarter of 2008 includes a one-time charge of $100,556 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors in April 2008.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the second quarter of 2009.

Operating Loss

Our operating loss was $815,333 for the three months ended June 30, 2009 as compared to $1,587,200 for the comparable period in 2008, a decrease of $771,867 or 49%.  During the second half of 2008, we initiated a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance.  The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, reduced Board of Directors fees, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay or cancellation of several research and development and marketing programs.

These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.

Interest Income

Interest income totaled $1,284 for the three months ended June 30, 2009 as compared to interest income of $16,549 in the prior year period.  The decrease is due to lower average cash balances and lower yields on these balances during the second quarter of 2009, as compared to the second quarter of 2008.

Income Taxes

During the second quarters of 2009 and 2008, we did not record a benefit for income taxes.

Net Loss

During the second quarter of 2009, we recorded a net loss to common shareholders of $847,929 or $(0.39) per share, as compared to $1,570,651 or $(0.72) per share in the second quarter of 2008.  Our net loss in the second quarter of 2009 was lower than the corresponding net loss of the second quarter of 2008 as the result of increased revenue and lower operating costs, as described above.

Six Months Ended June 30, 2009 and 2008

Revenue

We recognized revenue of $577,143 for the six months ended June 30, 2009, as compared to $252,560 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $381,344 for the six months ended June 30, 2009 as compared to $199,171 for the same period in the prior year.  During the first half of 2009, we completed the installation of twenty-two Barocycler instruments, as compared to fourteen in the same period of 2008.  Sixteen of the twenty-two instruments were domestic installations and six were international sales, compared to nine domestic installations and five international sales for the same period in 2008.  The increase in revenue observed in the first half of 2009 was due primarily to an increase in the number of Barocycler units sold during the period.

Grant Revenue. During the six months ended June 30, 2009 and 2008, we recorded $195,799 and $53,389 of grant revenue, respectively.  Grant revenue recorded during the first half of 2009 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in January 2009.  We expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with these grants continues to increase.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $231,063 for the six months ended June 30, 2009 compared to $136,883 for the comparable period in 2008.  This increase in cost of PCT products and services was due primarily to the increase in the number of units installed under sale, lease, or rental arrangements during the period and, to a lesser extent, costs associated with our June 2009 launch of our PCT MicroTube Adapter Kits.  Costs of PCT products and services as a percentage of revenue decreased to 61% for the six months ended June 30, 2009, as compared to 69% for the six months ended June 30, 2008.  The decrease in the cost of PCT products and services as a percentage of revenue was due primarily to the sale of two Barocycler units in the second quarter of 2009 that were collaboration models that had been previously expensed resulting in a lower cost of PCT products in the six months ended June 30, 2009.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $622,270 in the first half of 2009 as compared to $952,603 in the same period in 2008, a decline of 35%.  This decline in R&D expenses was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of seven R&D employees.  The headcount in R&D during the first half of 2009 was three, compared to ten during the same period in 2008. The decline in expenses was also due to a significant decrease in the number of R&D projects we funded during the first half of 2009.

Research and development expense recognized in the first half of 2009 and 2008 included $99,857 and $96,870 of non-cash, stock-based compensation expense, respectively.  We expect that the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the first half of 2009.

Selling and Marketing

Selling and marketing expenses decreased to $530,880 for the six months ended June 30, 2009 from $984,767 for the comparable period in 2008, a decline of $453,887 or 46%.  This decline in selling and marketing expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of four sales directors and one marketing assistant.  The headcount in selling and marketing during the first half of 2009 was five, compared to ten during the same period in 2008.  A significant decrease in advertising, exhibit booth rental, and travel cost expense also contributed to the reduction in overall selling and marketing expense incurred during the first half of 2009.  These reductions in expenses were offset by bad debt expense of $55,600 recorded in the first quarter of 2009.

During the first half of 2009 and 2008, selling and marketing expense included $38,574 and $75,232 of non-cash, stock-based compensation expense, respectively.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the first half of 2009.

General and Administrative

General and administrative costs totaled $858,174 for the six months ended June 30, 2009 as compared to $1,136,920 for the comparable period in 2008, a decrease of $278,746 or 25%.  This decrease in general and administrative expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008.  The decline in expenses was also due to a significant decrease in investor relations costs, reduced Board of Directors fees, and compensation savings from the resignation of our Chief Financial Officer in November 2008.

During the first half of 2009 and 2008, general and administrative expense included $114,429 and $197,892 of non-cash, stock-based compensation expense, respectively.  The first half of 2009 includes a grant of stock options to purchase 450,000 shares of our common stock to each employee and our four independent directors.  The same period in 2008 includes a one-time charge of $100,556 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors in April 2008.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the first half of 2009.

Operating Loss

Our operating loss was $1,665,244 for the six months ended June 30, 2009 as compared to $2,958,613 for the comparable period in 2008, a decrease of $1,293,369 or 44%.  During the second half of 2008, we initiated a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance.  The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, reduced Board of Directors fees, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay or cancellation of several research and development and marketing programs.

These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $600,000 per quarter during 2009.

Interest Income

Interest income totaled $3,687 for the six months ended June 30, 2009 as compared to interest income of $46,857 in the prior year period.  The decrease is due to lower average cash balances and lower yields on these balances during the first half of 2009, as compared to the same period in 2008.

Income Taxes

In the six months ended June 30, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash is expected to be received during the second half of 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this law, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize certain net operating losses we may have at the time against such future operating profits.

Net Loss

During the first half of 2009, we recorded a net loss of $1,038,295 or $(0.49) per share, as compared to $2,911,756 or $(1.33) per share in the first half of 2008.  Our net loss in the first half of 2009 was lower than the corresponding net loss in the same period in 2008 as the result of increased revenue, the income tax benefit, and lower operating costs, as described above.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2009, our working capital position was $2,407,351, which excludes $33,880 of accrued preferred stock dividend.  As of December 31, 2008, our working capital position was $1,602,556.

During the second half of 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance. The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and the delay or cancellation of several research and development and marketing programs.  We believe that these initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter during the second half of 2008 to an expected average of approximately $600,000 per quarter during 2009.

On December 19, 2008, we received $200,000 from one of our distributors in the escrow account for the private placement.  Prior to February 12, 2009, the distributor requested that the $200,000 be used as payment for anticipated future purchases of our PCT instrument and consumable products, and not for an investment in the private placement.  This amount was recorded as deferred revenue in the first half of 2009.  As of June 30, 2009, $148,304 remained in deferred revenue for future product purchases.  Four Barocycler units have been shipped against this advance payment.

We believe that because of the cost restructuring measures we have undertaken, together with the $1,805,270 we received in connection with our February 2009 private placement of units (consisting of Series A Convertible Preferred Stock and warrants to purchase Series A Convertible Preferred Stock and Common Stock), we have sufficient cash resources to fund normal operations into the second quarter of 2010.  We believe we will need substantial additional capital to fund our operations beyond the second quarter of 2010.   If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2009 was $882,184 as compared to $2,473,573 for the six months ended June 30, 2008.  The decrease in cash used in operations in 2009 as compared to 2008 is principally the result of the estimated federal income tax receivable, increased revenues and lower operating expenses in 2009.

Net cash used in investing activities for the six months ended June 30, 2009 was $64,932 as compared to cash used of $124,892 for the same period in the prior year.  During the first half of 2009, we received and installed seven Barocycler instruments under collaboration or lease agreements while selling two demonstration units.  Cash used in the six months of 2008 was for the purchase of furniture and fixtures associated with our move to new corporate offices, and for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities for the six months ended June 30, 2009 was $1,567,924.  On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units for a purchase price of $11.50 per unit (the “Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Private Placement”).  Each unit consists of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase, at the purchaser’s election to be made within 7 days of the closing, either 10 shares of our common stock, at an exercise price equal to $1.25 per share, with a term expiring 15 months after the date of closing (“15 Month Common Stock Warrant”), or one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”) (all of the purchasers elected the 15 Month Preferred Stock Warrants); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).  The expenses related to the offering totaled approximately $233,000.

Net cash provided by financing activities for the six months ended June 30, 2008 was due to an exercise of employee stock options to purchase 3,000 shares of our common stock.

COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed an 18 month lease agreement commencing in February 2008 pursuant to which we leased approximately 5,500 square feet of office space, with an option for an additional 12 months.  We exercised the renewal option to extend the lease term until July 14, 2010.  We pay approximately $6,500 per month for the use of these facilities.

In connection with the reduction of staff levels and consolidation of operations in Rockville, MD and Woburn, MA, the Company moved its research and development activities within Massachusetts.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer, or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended June 30, 2009 and 2008, we incurred $6,176 and $5,451, respectively in royalty expense associated with our obligation to BMA.  During the six months ended June 30, 2009 and 2008, we incurred $15,002 and $8,451, respectively in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement. and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

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

RECENT ACCOUNTING STANDARDS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, we adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on our financial statements.  We do not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect our financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We have adopted FSP 142-3. The adoption of this statement does not have any impact to our financial statements.

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

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events (“SFAS 165”), which requires disclosure of the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The adoption of SFAS 165 did not have a material impact on our financial statements.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period, and to ensure that information required to be disclosed in such reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

PRESSURE BIOSCIENCES, INC.

Date: August 10, 2009	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)