Form 10-Q
period 2009-09-30
PRESSURE BIOSCIENCES INC
filed 2009-11-16
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009   or

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

☐ Yes      ☒ No
 The number of shares outstanding of the Issuer’s common stock as of October 31, 2009 was 2,195,283.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008	2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4T. Controls and Procedures	26

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	27
Item 6. Exhibits	27

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,374,947	$868,208
Restricted cash	20,011	50,000
Accounts receivable	216,622	209,117
Inventories	735,235	571,831
Deposits	13,872	382,236
Prepaid income taxes	3,176	6,600
Prepaid expenses and other current assets	59,497	235,111
Total current assets	2,423,360	2,323,103
PROPERTY AND EQUIPMENT, NET	231,489	252,249

OTHER ASSETS
Intangible assets, net	243,184	279,658
TOTAL ASSETS	$2,898,033	$2,855,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$137,068	$263,486
Accrued employee compensation	118,675	161,374
Accrued professional fees and other	300,483	278,982
Deferred revenue	144,170	16,705
Total current liabilities	700,396	720,547
LONG TERM LIABILITIES
Deferred revenue	2,759	10,821
TOTAL LIABILITIES	703,155	731,368

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized; 156,980 shares issued and outstanding on September 30, 2009 and 0 shares on December 31, 2008	1,570	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,195,283 shares issued and outstanding on September 30, 2009 and on December 31, 2008	21,953	21,953
Warrants to acquire preferred stock and common stock	882,253	-
Additional paid-in capital	8,328,872	6,803,530
Accumulated deficit	(7,039,770)	(4,701,841)
Total stockholders' equity	2,194,878	2,123,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,898,033	$2,855,010

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE:
PCT Products, services, other	$204,584	$222,825	$585,928	$421,996
Grant revenue	112,843	42,837	308,642	96,226
Total revenue	317,427	265,662	894,570	518,222

COSTS AND EXPENSES:
Cost of PCT products and services	74,093	130,533	305,156	267,416
Research and development	273,286	376,552	895,556	1,329,155
Selling and marketing	254,022	399,380	784,902	1,384,147
General and administrative	470,206	466,883	1,328,380	1,603,803
Total operating costs and expenses	1,071,607	1,373,348	3,313,994	4,584,521

Operating loss	(754,180)	(1,107,686)	(2,419,424)	(4,066,299)

Interest income	731	9,481	4,418	56,338

Loss before income taxes	(753,449)	(1,098,205)	(2,415,006)	(4,009,961)
Income tax benefit	-	-	623,262	-
Net loss	(753,449)	(1,098,205)	(1,791,744)	(4,009,961)
Accrued preferred stock dividend	(22,504)	-	(56,384)	-
Net loss to common shareholders	$(775,953)	$(1,098,205)	$(1,848,128)	$(4,009,961)

Loss per common share - basic and diluted	$(0.35)	$(0.50)	$(0.84)	$(1.83)

Weighted average number of shares used to calculate loss per share - basic and diluted	2,195,283	2,195,283	2,195,283	2,193,692

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss to common shareholders	$(1,848,128)	$(4,009,961)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	153,585	154,320
Stock-based compensation expense	351,439	451,279
Bad debt expense	45,280	-

Changes in operating assets and liabilities:
Restricted cash	29,989	-
Accounts receivable	(52,785)	(55,966)
Inventories	(163,404)	(434,241)
Deposits	368,364	438,973
Accounts payable	(126,418)	169,221
Accrued employee compensation	(42,699)	(6,138)
Deferred revenue and other accrued expenses	140,904	1,927
Prepaid expenses and other current assets	179,038	(58,959)
Net cash used in operating activities	(964,835)	(3,349,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(96,349)	(131,957)
Net cash used in investing activities	(96,349)	(131,957)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	9,750
Net proceeds from the issuance of preferred stock	1,567,923	-
Net cash provided by financing activities	1,567,923	9,750

Change in cash and cash equivalents	506,739	(3,471,752)
Cash and cash equivalents, beginning of period	868,208	5,424,486
Cash and cash equivalents, end of period	$1,374,947	$1,952,734

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$2,790
Income tax refund received	623,262	49,798

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

1)	Business Overview and Management Plans

Pressure BioSciences, Inc. (“PBI or the Company”) is a life sciences company focused on the development and commercialization of a novel, enabling platform technology called pressure cycling technology (“PCT”).  PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception.  Cash, as of September 30, 2009, was approximately $1.4 million.  During 2008, we undertook a number of cost reduction measures including a comprehensive restructuring program, to significantly reduce costs, centralize core operations, and refocus business strategy in specific areas where our products have found significant market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  These initiatives have significantly decreased cash utilization, from just under $1 million per quarter in the second half of 2008 to an expected average of approximately $650,000 per quarter during 2009.  We currently believe these actions, combined with proceeds from our $1.8 million equity financing completed in February 2009 and the $623,000 IRS refund received in August 2009, extends our cash resources into the second quarter of 2010.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 31, 2009.

3)	Summary of Significant Accounting Policies

FASB Codification

We follow accounting standards set by the Financial Accounting Standards Board, (“FASB”).  The FASB sets GAAP that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like FASB Statement No. 13, Accounting for Leases, are no longer being issued by the FASB.  For further discussion of the Codification see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition.  Revenue is recognized when realized or earned when all the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred and risk of loss has passed to the customer; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

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

In accordance with FASB ASC 840, Leases, we account for our lease agreements under the operating method.  We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument.  The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our consolidated statements of operations.  Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made.  We pay all maintenance costs associated with the instrument during the term of the leases.

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award.

Our transactions sometimes involve multiple elements (i.e., products and services).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor specific objective evidence (“VSOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts and, to the extent VSOE is established, these service revenues are recognized ratably over the life of the contract, which is generally one to four years.

 Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  As of September 30, 2009, the recorded cost of all categories was less than the recent sales price.  The composition of inventory as of September 30, 2009 and December 31, 2008 is as follows:

	September 30,	December 31,
	2009	2008
Raw materials	$114,634	$83,451
Finished goods	620,601	488,380
Total	$735,235	$571,831

Our finished goods inventory as of September 30, 2009 included 52 Barocycler instruments, of which 40 instruments were produced during 2009.  Our finished goods inventory as of December 31, 2008 included 34 Barocycler instruments.  We transferred one unit from inventory to our laboratory facility for internal use and recovered four units from the field.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes total book value of $121,795 relating to barocycler instruments held under lease or collaboration.

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets was performed as of December 31, 2008.  No triggering event for impairment has come to our attention to cause us to record an impairment of intangible assets as of September 30, 2009.

Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through September 30, 2009, the Company had not experienced impairment losses on its long-lived assets.

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

The following tables illustrate the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2009 and 2008:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

	For the Three Months Ended
	September 30,
	2009	2008
Top Five Customers	69%	79%
Federal Agencies	43%	31%

	For the Nine Months Ended
	September 30,
	2009	2008
Top Five Customers	51%	62%
Federal Agencies	41%	27%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Top Five Customers	70%	81%
Federal Agencies	16%	1%

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$(753,449)	$(1,098,205)	$(1,791,744)	$(4,009,961)
Accrued preferred stock dividend	(22,504)	-	(56,384)	-
Loss - basic and diluted	$(775,953)	$(1,098,205)	$(1,848,128)	$(4,009,961)

Denominator:
Weighted average shares outstanding - basic and diluted	2,195,283	2,195,283	2,195,283	2,193,692

Loss per common share - basic and diluted	$(0.35)	$(0.50)	$(0.84)	$(1.83)

Shares excluded from calculations	207,271	28,975	117,025	124,879

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

Accounting for Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB ASC 740, Income Taxes.  FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on de-recognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.  FASB ASC 740-10 was effective for fiscal years beginning after December 15, 2006.

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established if it is more likely than not that all or a portion of the net deferred tax assets will not be realized.  If substantial changes in the company’s ownership should occur, as defined in Section 382 of the Internal Revenue Code, there could be sufficient limitations on the amount of net loss carry forwards that could be used to offset future taxable income.

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Expected Term - The Company uses the simplified calculation of expected life, described in the FASB ASC 718, Compensation-Stock Compensation, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the award.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - As required by FASB ASC 718, Compensation-Stock Compensation, the Company records stock-based compensation expense only for those awards that are expected to vest.  The Company estimated a forfeiture rate of 5% for awards granted based on historical experience and future expectations of options vesting.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

Since January 1, 2006, we have accounted for our stock option expense in accordance with the provisions of FASB ASC 718, Compensation-Stock Compensation.

We recognized stock-based compensation expense of $98,579 and $81,285 for the three months ended September 30, 2009 and 2008, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, September 30,
	2009	2008
Research and development	$18,652	$34,262
Selling and marketing	17,557	11,823
General and administrative	62,370	35,200
Total stock-based compensation expense	$98,579	$81,285

We recognized stock-based compensation expense of $351,439 and $451,279 for the nine months ended September 30, 2009 and 2008, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Nine Months Ended, September 30,
	2009	2008
Research and development	$118,509	$131,132
Selling and marketing	56,131	87,055
General and administrative	176,799	233,092
Total stock-based compensation expense	$351,439	$451,279

The provisions of FASB ASC 718 require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of stock options that will go unexercised. Our historical forfeiture rate has been approximately 5%, so we used this rate as our assumption in calculating future stock-based compensation expense.

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

Advertising

Advertising costs are expensed as incurred.  During the three months ended September 30, 2009, we did not incur significant advertising expenses but in the same period last year, we incurred $21,354 in advertising expense.  During the nine months ended September 30, 2009, we did not incur significant advertising expenses but in the same period last year, we incurred $47,456 in advertising expense.

Rent Expense

Rental costs are expensed as incurred.  During the three months ended September 30, 2009 and 2008, we incurred $19,416 and $39,896, respectively in rent expense for the use of our corporate office and research and development facilities.  During the nine months ended September 30, 2009 and 2008, we incurred $63,405 and $111,614, respectively in rent expense for the use of our corporate office and research and development facilities.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

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

In connection with the reduction of staff levels and consolidation of operations in Rockville, MD and Woburn, MA, the Company moved its research and development activities to our facilities in South Easton, Massachusetts.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended September 30, 2009 and 2008, we incurred $8,336 and $10,236, respectively in royalty expense associated with our obligation to BMA.  During the nine months ended September 30, 2009 and 2008, we incurred $23,339 and $18,687, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On September 18, 2008, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $100,000, representing approximately 25% of the expected total value of the order.  On November 12, 2008, we placed an additional deposit of approximately $100,000 with Source Scientific, LLC to provide them with funds required to commence manufacturing of the NEP2320 units ordered.  The purchase price for the 50 Barocycler NEP2320 units is based upon a fixed bill of materials.  We were billed for the unpaid purchase price of each unit at the time each unit was completed and ready for sale.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

As of December 31, 2008 we had approximately $163,000 on deposit with Source Scientific, LLC for 40 remaining units pursuant to open purchase orders.  In addition, in December 2008, we put the remaining $203,758 amount of the purchase order in an escrow account, which funds were to be released to pay the remaining balance due when units were completed.  The amount held in escrow is included as a component within the line item Deposits on the balance sheet.  As of September 30, 2009, we had no funds on deposit with Source Scientific, LLC because the remaining units pursuant to the purchase order were completed and received by the Company during the first quarter of 2009.

Indemnification

In connection with our sale of substantially all of the assets of Boston Biomedica, Inc. (“BBI Core Businesses”) to SeraCare Life Sciences, Inc. in September 2004, we were exposed to possible indemnification claims in amounts up to the purchase price of approximately $29 million.  Our indemnification obligations for breaches of some representations and warranties relating to compliance with environmental laws extended until September 14, 2009.  Representations and warranties relating to tax matters extend for the applicable statute of limitations period (which varies depending on the nature of claim), and representations and warranties relating to our due organization, subsidiaries, authorization to enter into and perform the transactions contemplated by the Asset Purchase Agreement and brokers fees, extend indefinitely.

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

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of September 30, 2009, 608,696 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 156,980 shares are issued and outstanding, and 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding.

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

The proceeds from the sale of each unit was allocated between the Series A Convertible Preferred Stock, the 15 Month Preferred Stock Warrant and the 30 Month Common Stock Warrant based on the relative estimated fair value of each security.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $882,253 to the total warrants issued.  The allocation of the gross proceeds to the Series A Convertible Preferred Stock was $923,017.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $489,803 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $489,803 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the preferred stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on February 12, 2009 as convertible from the Series A Preferred Stock from the fair market value of the preferred stock as determined when the company performed a fair market value allocation of the proceeds to the preferred stock and warrants.  Accordingly, this amount is not factored in the earnings per share calculation.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to the our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Purchase Price, plus accrued and unpaid dividends.  The Board approved the method of payment in the form of common stock for the June 30, 2009 dividend.

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

Each of the 15 Month Preferred Stock Warrants and the 30 Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

The warrants granted in connection with the preferred stock units were valued based on a Black-Scholes pricing model at the date of the grant.  The preferred and common warrants were granted with an exercise price of $1.25 and $2.00 per share of common stock, respectively.  Both grants to purchase 1,569,800 underlying shares of common stock vested immediately.  The total value of the warrants was calculated to be $1.4 million and a non cash charge of $1.8 million was recorded to Stockholders’ Equity in the first quarter of 2009.  The assumptions for the Black-Scholes pricing model are represented in the table below.

Assumptions	Preferred	Common
Expected life (in months)	15.0	30.0
Expected volatility	142.0%	109.0%
Risk-free interest rate	0.875%	1.375%
Exercise price	$1.25	$2.00
Stock price	$0.90	$0.90
Fair value per warrant	$0.45	$0.41

Common Stock

Shareholders Rights Plan

On March 3, 2003, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) and declared a distribution of one Right for each outstanding share of our common stock to shareholders of record at the close of business on March 21, 2003 (the “Rights”).  Initially, the Rights will trade automatically with the common stock and separate Right Certificates will not be issued.  The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of our shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.  The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the common stock. With respect to any person or group who currently beneficially owns 15% or more of our common stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of common stock.

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

Stock Options and Warrants

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

As of September 30, 2009, options to acquire 1,325,500 shares were outstanding under the Plan.  As of September 30, 2009, there were 174,500 shares available for future grant under the 2005 Equity Incentive Plan.  We also have 239,000 stock options outstanding under our 1999 Non-Qualified Stock Option Plan.  As of September 30, 2009, while there were 4,800 shares available for future grant under the 1999 Non-Qualified Plan, no more options may be granted under the 1999 Non-Qualified Stock Option Plan.

The following tables summarize information concerning stock options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2007	1,120,500	$3.45	-		1,120,500	691,166
Granted	231,500	2.94	-	-	231,500
Exercised	(3,000)	3.25	-	-	(3,000)
Expired	(1,500)	3.25	-	-	(1,500)
Forfeited	(125,001)	4.01	-	-	(125,001)
Balance outstanding, 12/31/2008	1,222,499	$3.30	-		1,222,499	932,334
Granted	485,000	0.82	3,139,600	$1.63	3,624,600
Exercised	-		-	-	-
Expired	(5,000)	4.25	-	-	(5,000)
Forfeited	(137,999)	3.40	-	-	(137,999)
Balance outstanding, 9/30/2009	1,564,500	$2.52	3,139,600	$1.63	4,704,100	4,268,612

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77	-	$2.70	704,000	7.2	$1.25	374,846	5.7	$1.63
2.71	-	3.08	319,500	5.4	2.93	283,166	5.0	2.95
3.09	-	3.95	302,000	6.7	3.67	276,000	6.6	3.69
3.96	-	5.93	239,000	7.4	4.24	195,000	7.2	4.19
$0.77	-	$5.93	1,564,500	6.8	$2.52	1,129,012	6.0	$2.91

During the three months ended September 30, 2009 and 2008, the total fair value of stock options awarded was $26,125 and $147,757, respectively.  During the nine months ended September 30, 2009 and 2008, the total fair value of stock options awarded was $284,745 and $375,865, respectively.

As of September 30, 2009, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $302,714.  The non-cash, stock based compensation expense associated with the vesting of these options is expected to be $77,566 in 2009, $184,584 in 2010 and $40,564 in 2011.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through November 16, 2009, the date the financial statements were issued and concluded that there were no material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance operations into the second quarter of 2010;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the anticipated uses of grant revenue and increased grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	expected increase in number of PCT units installed and the increase in revenues from such installations;
-	the benefits and advantages of our PCT sample preparation system;
-	our ability to utilize net operating losses in the future;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

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

RISK FACTORS

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

In connection with the private placement we completed in February 2009, we issued Series A Convertible Preferred Stock, together with warrants to purchase shares of Series A Convertible Preferred Stock and common stock. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock. If all of the shares of Series A Convertible Preferred Stock, together with the warrants to purchase Series A Convertible Preferred Stock and common stock, were converted into or exercised for shares of our common stock, an additional 4,709,400 shares of common stock would be issued and outstanding.

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

The Series A Convertible Preferred Stock are also entitled to receive preferential treatment in the event of liquidation, dissolution or winding up of our company, which could leave significantly less assets, if any, available for distribution to our common stockholders upon a liquidation, dissolution or winding up of our company.

There is no guarantee that we will continue to meet the standards for continued listing on the NASDAQ Capital Market. The value of your investment in our company may substantially decrease if we were delisted from NASDAQ.

As of the date of the filing of this Quarterly Report on Form 10-Q, we are in compliance with the continued listing standards of the NASDAQ Capital Market.  However, we cannot guarantee that we will continue to meet the standards for listing in the future. Upon delisting from the NASDAQ Capital Market, our common stock would be traded on the over-the-counter bulletin board (“OTC”). OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks. Accordingly, delisting from the NASDAQ Capital Market could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

OVERVIEW

We are a life sciences company focused on the development and commercialization of a novel, enabling, platform technology called pressure cycling technology (“PCT”). PCT uses cycles of hydrostatic pressure between ambient and ultra-high levels (up to 35,000 psi and greater) to control bio-molecular interactions.

Our pressure cycling technology uses instrumentation that is capable of cycling pressure between ambient and ultra-high levels (up to 35,000 psi or greater) at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules.  Our pressure-generating instrument is called the Barocycler®.  Our PCT-related consumables product line includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific (“ProteoSolve”) kits.  Our Barocycler instrument, together with our consumable products and reagents, make up the PCT Sample Preparation System (“PCT SPS”).  In the second quarter of 2009, we introduced for sale our PCT MicroTube Adapter Kit for use with our Barocycler instruments.  The PCT MicroTube Adapter Kit, in combination with the PCT SPS, can reliably and reproducibly control the enzymatic digestion of proteins while reducing the time of digestion from hours to minutes with the same or better quality as other currently available techniques.  The PCT MicroTube Adapter Kit comes complete with an ergonomically designed, space-saving work station containing PCT MicroTubes and PCT MicroCaps, as well as tools and hardware, to enable the user to process from one to forty-eight samples simultaneously in the PCT SPS.

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since its inception.  Cash, as of September 30, 2009, was approximately $1.4 million.  During 2008, we undertook a number of cost reduction measures including a comprehensive restructuring program, to significantly reduce costs, centralize core operations, and refocus business strategy in specific areas where our products have found significant market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  These initiatives have significantly decreased cash utilization, from just under $1 million per quarter in the second half of 2008 to an expected average of approximately $650,000 per quarter during 2009.  We currently believe these actions, combined with proceeds from our $1.8 million equity financing completed in February 2009 and the $623,000 IRS refund received in August 2009, extends our cash resources into the second quarter of 2010.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 116 Barocycler instruments, including 42 instruments in the nine months ending September 30, 2009, 41 instruments in 2008, 20 instruments in 2007, 8 instruments in 2006, and 5 instruments in 2005.  Our customers include researchers at academic laboratories and government agencies, as well as biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

FASB CODIFICATION DISCUSSION

We are primarily engaged in selling pressure-cycling instruments.  We follow accounting standards set by the FASB.  The FASB sets generally accepted accounting principles that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  Over the years, the FASB and other designated GAAP-setting bodies, have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF consensuses, AICPA Statements of Position, etc.  One standard that applies significantly to our business is SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”).

The FASB recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  To the Company, this means instead of following the revenue recognition rules in SAB 104, we will follow the guidance in Topic 605, Revenue Recognition.  The Codification does not change how the Company accounts for its transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, the Company refers to topics in the ASC rather than SAB 104, etc.  The above change was made effective by the FASB for periods ending on or after September 15, 2009.  We have updated references to GAAP in this Quarterly Report on Form 10-Q to reflect the guidance in the Codification.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Revenue

We recognized revenue of $317,427 for the three months ended September 30, 2009, as compared to $265,662 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $204,584 for the three months ended September 30, 2009 as compared to $222,825 for the same period in the prior year.  During the third quarter of 2009, we completed the installation of twenty Barocycler instruments, as compared to seventeen in the same period of 2008.  Nineteen of the twenty instruments were domestic installations and one was an international sale, compared to nine domestic installations and eight international sales for the same quarter in 2008.  The decrease in revenue observed in the third quarter of 2009 was due in part to more Barocycler units leased than sold during the period offset by sales of the PCT MicroTube Adapter Kit, which was released for sale in the second quarter of 2009.

We expect the number of units installed will continue to increase in future periods as we continue to commercialize our technology, although we may continue to experience some delays in customer purchases due to current economic conditions in the global economy.  Furthermore, we may realize some difficulties in signing up new distribution partners if we are unable to secure additional funding through equity or debt financings.  We also expect that some portion of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements.  Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT.  As we expand the installed base of Barocycler instruments in the field, we expect to realize increasing revenues from the sale of consumable products and extended service contracts.  In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant Revenue. During the three months ended September 30, 2009 and 2008, we recorded $112,843 and $42,837 of grant revenue, respectively.  Grant revenue recorded during the third quarter of 2009 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in January 2009.  We expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with these grants continues to increase.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $74,093 for the three months ended September 30, 2009 compared to $130,533 for the comparable period in 2008.  The decrease in the cost of PCT products and services as a percentage of PCT revenue was due primarily to the sale of Barocycler units that were demonstration models that had been previously expensed resulting in a lower cost of PCT products in the current quarter.  The Company also recovered four units with a total book value of $31,835 from the field that were previously expensed to Costs of PCT products.  Costs of PCT products and services as a percentage of PCT revenue decreased to 36% for the three months ended September 30, 2009, as compared to 59% for the three months ended September 30, 2008.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $273,286 in the third quarter of 2009 as compared to $376,552 in the same period in 2008, a decline of 27%.  This decline in R&D expenses was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of seven R&D employees.  The headcount in R&D during the third quarter of 2009 was three, compared to ten during the same period in 2008.  The decline in expenses was also due to a significant decrease in the number of R&D projects we funded during the third quarter of 2009.

Research and development expense recognized in the third quarters of 2009 and 2008 included $18,652 and $34,262 of non-cash, stock-based compensation expense, respectively.  We expect that the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the third quarter of 2009.

Selling and Marketing

Selling and marketing expenses decreased to $254,022 for the three months ended September 30, 2009 from $399,380 for the comparable period in 2008, a decline of $145,358 or 36%.  This decline in selling and marketing expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of four sales directors and one marketing assistant.  The headcount in selling and marketing during the third quarter of 2009 was five, compared to ten during the same period in 2008.  A significant decrease in advertising, exhibit booth rental, and travel cost expense also contributed to the reduction in overall selling and marketing expense incurred during the third quarter of 2009.

During the third quarter of 2009 and 2008, selling and marketing expense included $17,557 and $11,823 of non-cash, stock-based compensation expense, respectively.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the third quarter of 2009.

General and Administrative

General and administrative costs totaled $470,206 for the three months ended September 30, 2009 as compared to $466,883 for the comparable period in 2008.

During the third quarters of 2009 and 2008, general and administrative expense included $62,370 and $35,200 of non-cash, stock-based compensation expense, respectively.  The third quarter of 2009 includes a one-time charge of $15,675 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 15,000 shares of our common stock to our new independent director in September 2009.  We expect the level of stock-based compensation expense in the near future will be less than the amount recorded during the third quarter of 2009.

Operating Loss

Our operating loss was $754,180 for the three months ended September 30, 2009 as compared to $1,107,686 for the comparable period in 2008, a decrease of $353,506 or 32%.  During the second half of 2008, we initiated a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance.  The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, reduced Board of Directors fees, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay or cancellation of several research and development and marketing programs.

These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $650,000 per quarter for the first three quarters of 2009.

Interest Income

Interest income totaled $731 for the three months ended September 30, 2009 as compared to interest income of $9,481 in the prior year period.  The decrease is due to lower average cash balances and lower yields on these balances during the third quarter of 2009, as compared to the third quarter of 2008.

Income Taxes

During the third quarters of 2009 and 2008, we did not record a benefit for income taxes.

Net Loss

During the third quarter of 2009, we recorded a net loss to common shareholders of $775,953 or $(0.35) per share, as compared to $1,098,205 or $(0.50) per share in the third quarter of 2008.  Our net loss in the third quarter of 2009 was lower than the corresponding net loss of the third quarter of 2008 as the result of increased grant revenue and lower operating costs, as described above.

Nine Months Ended September 30, 2009 and 2008

Revenue

We recognized revenue of $894,570 for the nine months ended September 30, 2009, as compared to $518,222 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $585,928 for the nine months ended September 30, 2009 as compared to $421,996 for the same period in the prior year.  During the nine months of 2009, we completed the installation of 42 Barocycler instruments, as compared to 31 in the same period of 2008.  Thirty-five of the forty-two instruments were domestic installations and seven were international sales, compared to eighteen domestic installations and thirteen international sales for the same period in 2008.  The increase in revenue for the nine months of 2009 was due primarily to an increase in the number of Barocycler units sold during the period with support from the PCT MicroTube Adapter Kit product launch.

Grant Revenue. During the nine months ended September 30, 2009 and 2008, we recorded $308,642 and $96,226 of grant revenue, respectively.  Grant revenue recorded during the nine months of 2009 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in January 2009.  We expect grant revenues to increase over the next several quarters as the amount of time and expense incurred in connection with these grants continues to increase.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $305,156 for the nine months ended September 30, 2009 compared to $267,416 for the comparable period in 2008.  This increase in cost of PCT products and services was due primarily to the increase in the number of units installed under sale, lease, or rental arrangements during the period and, to a lesser extent, costs associated with our June 2009 launch of our PCT MicroTube Adapter Kits.  Costs of PCT products and services as a percentage of PCT revenue decreased to 52% for the nine months ended September 30, 2009, as compared to 63% for the nine months ended September 30, 2008.  The decrease in the cost of PCT products and services as a percentage of PCT revenue was due primarily to the sale of Barocycler units that were demonstration models that had been previously expensed resulting in a lower cost of PCT products in the current quarter.  The Company also recovered four units from the field that were previously expensed to Costs of PCT products.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $895,556 in the nine months ended September 30, 2009 as compared to $1,329,155 in the same period in 2008, a decline of $433,599 or 33%.  This decline in R&D expenses was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of seven R&D employees.  The headcount in R&D during the nine months ended September 30, 2009 was three, compared to ten during the same period in 2008. The decline in expenses was also due to a significant decrease in the number of R&D projects we funded during the nine months ended September 30, 2009.

Research and development expense recognized in the nine months ended September 30, 2009 and 2008 included $118,509 and $131,132 of non-cash, stock-based compensation expense, respectively.  We expect that the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the nine months ended September 30, 2009.

Selling and Marketing

Selling and marketing expenses decreased to $784,902 for the nine months ended September 30, 2009 from $1,384,147 for the comparable period in 2008, a decline of $599,245 or 43%.  This decline in selling and marketing expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the third and fourth quarters of 2008, including the termination of four sales directors and one marketing assistant.  The headcount in selling and marketing during the nine months ended September 30, 2009 was five, compared to ten during the same period in 2008.  A significant decrease in advertising, exhibit booth rental, and travel cost expense also contributed to the reduction in overall selling and marketing expense incurred.

During the nine months ended September 30, 2009 and 2008, selling and marketing expense included $56,131 and $87,055 of non-cash, stock-based compensation expense, respectively.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the nine months ended September 30, 2009.

General and Administrative

General and administrative costs totaled $1,328,380 for the nine months ended September 30, 2009 as compared to $1,603,803 for the comparable period in 2008, a decrease of $275,423 or 17%.  The decline in expenses was due to compensation savings from the resignation of our Chief Financial Officer in November 2008 and reduced Board member fees.

During the nine months ended September 30, 2009 and 2008, general and administrative expense included $176,799 and $233,092 of non-cash, stock-based compensation expense, respectively.  The nine months ended September 30, 2009 includes a grant of stock options to purchase 485,000 shares of our common stock to each employee and our four independent directors, resulting in a charge of $112,943 for the nine months ended September 30, 2009.  The third quarter of 2009 includes a one-time charge of $15,675 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 15,000 shares of our common stock to our new independent director in September 2009.  The same period in 2008 includes a one-time charge of $100,556 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors in April 2008.  We expect the level of stock-based compensation expense in the near future will be consistent with the amount recorded during the nine months ended September 30, 2009.

Operating Loss

Our operating loss was $2,419,424 for the nine months ended September 30, 2009 as compared to $4,066,299 for the comparable period in 2008, a decrease of $1,646,875 or 41%.  During the second half of 2008, we initiated a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance.  The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, reduced Board of Directors fees, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay or cancellation of several research and development and marketing programs.

These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $650,000 per quarter for the first three quarters of 2009.

Interest Income

Interest income totaled $4,418 for the nine months ended September 30, 2009 as compared to interest income of $56,338 in the prior year period.  The decrease is due to lower average cash balances and lower yields on these balances during the nine months ended September 30, 2009, as compared to the same period in 2008.

Income Taxes

In the nine months ended September 30, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash was received in August 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this law, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize certain net operating losses we may have at the time against such future operating profits.

Net Loss

During the nine months ended September 30, 2009, we recorded a net loss to common shareholders of $1,848,128 or $(0.84) per share, as compared to $4,009,961 or $(1.83) per share in the same period of 2008.  Our net loss in the nine months ended September 30, 2009 was lower than the corresponding net loss in the same period in 2008 as the result of increased revenue, the income tax benefit, and lower operating costs, as described above.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2009, our working capital position was $1,722,964, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses and deferred revenue.  As of December 31, 2008, our working capital position was $1,602,556, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits.

During the second half of 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant market acceptance. The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and the delay or cancellation of several research and development and marketing programs.  We believe that these initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter during the second half of 2008 to an expected average of approximately $650,000 per quarter for the first three quarters of 2009.

On December 19, 2008, we received $200,000 from one of our distributors in the escrow account for the private placement.  Prior to February 12, 2009, the distributor requested that the $200,000 be used as payment for anticipated future purchases of our PCT instrument and consumable products, and not for an investment in the private placement.  This amount was recorded as deferred revenue in the first half of 2009.  As of September 30, 2009, $132,808 remained in deferred revenue for future product purchases.

We believe that because of the cost restructuring measures undertaken, together with the $1,805,270 we received in connection with our February 2009 private placement of units (consisting of Series A Convertible Preferred Stock and warrants to purchase Series A Convertible Preferred Stock and Common Stock), we have sufficient cash resources to fund normal operations into the second quarter of 2010.  We believe we will need substantial additional capital to fund our operations beyond the second quarter of 2010.   If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2009 was $964,835 as compared to $3,349,545 for the nine months ended September 30, 2008.  The decrease in cash used in operations in 2009 as compared to 2008 is principally the result of the increased revenues and lower operating expenses in 2009.

Net cash used in investing activities for the nine months ended September 30, 2009 was $96,349 as compared to cash used of $131,957 for the same period in the prior year.  During the nine months of 2009, we installed 13 Barocycler instruments under collaboration or lease agreements while selling six demonstration units.  Cash used in investing activities during the nine months of 2008 was for the purchase of furniture and fixtures associated with our move to new corporate offices, and for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $1,567,923.  On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units for a purchase price of $11.50 per unit (the “Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Private Placement”).  Each unit consists of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase, at the purchaser’s election to be made within 7 days of the closing, either 10 shares of our common stock, at an exercise price equal to $1.25 per share, with a term expiring 15 months after the date of closing (“15 Month Common Stock Warrant”), or one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”) (all of the purchasers elected the 15 Month Preferred Stock Warrants); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).  The expenses related to the offering totaled approximately $233,000.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer, or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended September 30, 2009 and 2008, we incurred $8,336 and $10,236, respectively in royalty expense associated with our obligation to BMA.  During the nine months ended September 30, 2009 and 2008, we incurred $23,339 and $18,687, respectively in royalty expense associated with our obligation to BMA.

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

RECENT ACCOUNTING STANDARDS

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement.  FASB ASC 820 does not expand the use of fair value measurements.  This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  There was no significant effect on our financial statements.  We do not believe that the adoption of FASB ASC 820 to non-financial assets and liabilities will significantly affect our financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations and FASB ASC 810, Consolidations.

FASB ASC 805 significantly changes the accounting for business combinations. Under FASB ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date at fair value with limited exceptions.  FASB ASC 805 further changes the accounting treatment for certain specific items, including:

-	Acquisition costs will be generally expensed as incurred;

-	Non-controlling interests (formerly known as “minority interests” – see FASB ASC 810 discussion below) will be valued at fair value at the acquisition date;

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

In April 2008, the FASB issued FASB ASC 350-30, Intangibles Other Than Goodwill which requires that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience.  FASB ASC 350-30 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. We have adopted FASB ASC 350-30.  The adoption of this statement does not have any impact to our financial statements.

FASB ASC 810 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to non-controlling interests will be included in consolidated net income on the face of the income statement.  FASB ASC 810 clarifies that changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. FASB ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

We have adopted FASB ASC 810 and the statement does not have a material affect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued FASB ASC 815, Derivatives and Hedging, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under FASB ASC 815 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. We adopted FASB ASC 815 and our adoption of FASB ASC 815 did not have a material impact on our financial statements.

On June 30, 2009, the Company adopted FASB ASC 855, Subsequent Events, which requires disclosure of the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The adoption of FASB ASC 855 did not have a material impact on our financial statements.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 2009, we held a Special Meeting in Lieu of Annual Meeting of Stockholders (the “Meeting”).  At the Meeting, the stockholders elected two Class I directors to hold office until the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  The remaining members of the Board of Directors whose terms continued after the meeting are J. Donald Payne, P. Thomas Vogel, and Richard T. Schumacher.  At the meeting, a total of 1,692,155 shares or 77% of the Common Stock issued and outstanding as of the record date, were represented in person or by proxy.  The voting results with respect to the election of the directors were as follows:

Name of Nominee	For	Withheld	Abstain
Calvin A. Saravis	1,650,849	41,306	0
R. Wayne Fritzsche	1,517,450	174,705	0

ITEM 6. EXHIBITS

Exhibits		Reference

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 16, 2009	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)