Form 10-K
period 2009-12-31
PRESSURE BIOSCIENCES INC
filed 2010-03-31
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009 or
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
Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.
 Yes ☐ No ☐

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $3,256,650 based on the closing price of the common stock as quoted on the NASDAQ Capital Market on that date.

As of March 26, 2010, there were 2,350,186 shares of the registrant’s common stock outstanding.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance operations into the first quarter of 2011;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the anticipated uses of grant revenue and increased grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	our belief that PCT has achieved significant market acceptance in the mass spectrometry market;
-	the expected development and success of new product offerings;
-
the potential applications for PCT in, and the demonstration of proof-of-concept of PCT for, pathogen inactivation, protein purification, control of chemical reactions and immunodiagnostics, among others;

-	the expected benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration program, strategic alliances and joint ventures;
-	our expectation of obtaining additional research grants from the government in the future;
-	our expectations of the results of our development activities funded by government research grants;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.
-	our reasons for focusing our resources in the market for genomic, proteomic and small molecule sample preparation;
-	the importance of mass spectrometry as a laboratory tool;
-
the advantages of PCT over other current technologies as a method of sample extraction and for other applications, including pathogen inactivation, protein purification, control of chemical reactions and immunodiagnostics;

-	sample preparation may be an impediment to research and discovery;
-	the capabilities and benefits of our PCT sample preparation system and consumable products;
-	that other laboratory scientists will achieve results comparable to those reported to date by certain research scientists who have published or presented publicly on PCT; and
-	our ability to expand our customer base in sample preparation and for other applications of PCT.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  During 2008, we undertook a number of cost reduction measures including a comprehensive restructuring program, to significantly reduce costs, centralize core operations, and refocus business strategy in specific areas where our products have found significant initial market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  These initiatives have significantly decreased cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $635,000 per quarter during 2009.  As of December 31, 2009, we had a total cash balance of approximately $1,630,000.  In March 2010, we closed on a second tranche of our private placement of units of Series B Convertible Preferred Stock and Series B Warrants to purchase shares of Series B Convertible Preferred Stock with gross proceeds of approximately $500,000.  Based on our current projections, we believe our current cash resources, which includes the funds we received from the private placements we completed in 2009 and 2010, are sufficient to fund our normal operations into the first quarter of 2011.  Depending upon the results of the Company’s financing and partnering activities and sales efforts, we may make additional cost reductions as required to accomplish this goal.

Despite the difficulty in the capital markets and the necessity to implement a very challenging restructuring program, we are quite proud of the number of accomplishments that we realized during 2009.  These activities included the following:

•
Sale of Series A Convertible Preferred Stock in a Private Placement – On February 12, 2009, we received $1.8 million from the sale of 156,980 units, consisting of shares of Series A Convertible Preferred Stock and warrants, in a private placement to 35 accredited investors.

•
Sale of Series B Convertible Preferred Stock in a Private Placement – On November 18, 2009, we received $1.2 million from the sale of 62,039 units, consisting of shares of Series B Convertible Preferred Stock and warrants, in a private placement to 20 accredited investors.

•
Collaboration with Protein Forest, a division of Cell BioSciences – On September 30, 2009, we entered into a strategic co-marketing/selling and research & development agreement with Protein Forest, Inc., a division of Cell BioSciences.  The companies intend to co-market their respective product lines, including in industry publications, at scientific meetings, on each company’s website, through common collaborator studies, and at key industry trade shows.  PBI and Protein Forest also intend to explore ways to co-develop new instrumentation, accessories/modules for existing instrumentation, and consumables that combine the protein fractionation/software products of Protein Forest with the extraction and protein digestion enhancement products of PBI.

•
Significant Improvements in DNA Yield From Challenging Forensic Samples Reported With Pressure Cycling Technology – Scientists from the University of North Texas Health Science Center at Fort Worth, Texas ("UNTHSC") reported notable improvements in the yields of DNA from challenging forensic samples, such as human hair and bone samples, when the Company's pressure cycling technology was added to the DNA extraction workflow, as compared to the workflow without PCT.

•
PCT Highlighted at the American Phytopathological Society’s 2009 Annual Meeting - Scientists from three separate U.S. Department of Agriculture (USDA) laboratories presented data generated through the use of PCT.  The presentations related to innovative, plant pathology studies of various pathogens that can significantly and adversely affect important food crops, such as strawberries, wheat, peas, lentil, barley, canola, and especially citrus.

•	Launch of New Products –

o
PCT MicroTube Adapter Kit - The PCT MicroTube Adapter Kit includes an ergonomically designed, space-saving Workstation, PCT MicroTubes and MicroCaps, and specialized tools to enable the user to process up to forty-eight samples simultaneously in the Company's primary product, the PCT Sample Preparation System, as compared to three samples currently.

o
ProteoSolve-CE NATIVE and ProteoSolve-CE STRINGENT, two novel, pressure cycling technology dependent kits for the extraction of proteins from the nematode (“worm”) Caenorhabditis elegans (“C. elegans”).  C. elegans is one of the most widely used model organisms in laboratory research today.

•	Receipt of IRS tax refund - We received $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.

In January 2010, we moved our research and development department to new state of the art laboratories at the Venture Development Center of the University of Massachusetts Boston.  The Umass VDC offers us a number of advantages, including: the opportunity to work with other life science development stage companies, the opportunity to network with life science departments within the university of Massachusetts system, and access to part-time help from the students enrolled in the Biology program at Umass Boston.

Since we began operations as Pressure BioSciences in February 2005, we have installed 128 Barocycler instruments.  Our customers include researchers at academic laboratories, government agencies and biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009
Installed units	5	8	20	41	54

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

Collaboration Program

Our collaboration program is an important element of our business strategy.  Initiating a collaboration with a researcher usually involves the installation of a Barocycler instrument for an agreed upon period of time, generally three to six months, and the execution of an agreed upon work plan.  Our primary objectives for entering into a collaboration agreement include:

-	the development of a new application for PCT in sample preparation;
-	the advancement and validation of our understanding of PCT within an area of life sciences in which we already have products;
-	the demonstration of the effectiveness of PCT to specific research scientists whom we believe can have a positive impact on market acceptance of PCT; and
-	the expectation of peer-reviewed publications and/or presentations at scientific meetings by a third party on the merits of PCT.

Since we initiated our collaboration program in June 2005, we have placed Barocycler instruments in multiple sites, resulting in increasing number of publications and presentations by third party researchers.  We believe that this program has provided, and continues to provide us with independent and objective data about PCT from well respected laboratories throughout the United States.  Below is a list of selected publications that have been made by various researchers based on their experiences with PCT:

Title	Authors	Category	Affiliation	Reference
Pressure Cycling for Sample Preparation PCT System Provides Automated Alternative to Manual Methods	Richard T. Schumacher Vera Gross, Ph.D. Edmund Y. Ting, ScD. Alexander Lazarev, Ph.D.	Paper	Pressure BioSciences	Genetic Engineering News (GEN) Dec 1 2009 (Vol. 29, No. 21)

Pressure Cycling Technology (PCT) Applications for DNA Extractions from Challenging Forensic Samples	Suzanne Gonzalez, Elizabeth Feller, Dixie Peters, Bruce Budowle, and Arthur Eisenberg	Oral Presentation	University of North Texas Center for Human Identification	20th International Symposium on Human Identification

Phosphopeptide isolation from Caenorhabditis elegans using the CE PrEP, PCT, and PhosphoScan Technologies	Gabrielle E. Giese, Gary B. Smejkal. Feixia Chu3, John J. Collins1, and Winston P. Kuo	Poster	University of New Hampshire	Human Proteome Organization (HUPO) 2009 8th World Congress

Incidence and spatial distribution of Rhizoctonia and Pythium species determined with real-time PCR	K. L. Schroeder, T. C. Paulitz, and P. A. Okubara	Poster	USDA	American Phytopathological Society's 2009 Annual Meeting

High-pressure assisted in-gel tryptic digest: qualitative and quantitative aspects	Michail Alterman, Melkamu Getie-Kebtie; Alexander Lazarev; and Vera S. Gross	Poster	FDA, CBER	American Society for Mass Spectrometry (ASMS) Annual Meeting 2009

Proteomics Under Pressure: Rapid Extraction and Digestion in a Single Tube	Alexander V. Lazarev; Emily Freeman; Vera S. Gross; Greta Carlson; Edmund Ting; Alexander R. Ivanov	Poster	Pressure BioSciences	American Society for Mass Spectrometry (ASMS) Annual Meeting 2009

Searching for efficient and high throughput alternatives for essential sample preparation techniques in mass spectrometry-based functional proteomics	Emily Freeman; Yelena Margolin; and Alexander R. Ivanov	Poster	Harvard School of Public Health, Department of Genetics and Complex Disease	The Association of BioMolecular Resources Facilities (ABRF) 2009

Company Products

We believe our PCT products allow researchers to improve scientific research studies in the life sciences field.  All of our products are developed with the expectation of meeting or exceeding the needs of research scientists while enhancing the safety, speed, and quality that is available to them with existing sample preparation technology.

Barocycler Instrumentation

Our Barocycler product line consists of laboratory instrumentation that subjects a sample to cycles of pressure from ambient to ultra-high levels and then back to ambient, all in a precisely controlled manner.  Our instruments, the Barocycler NEP3229 and Barocycler NEP2320, use cycles of high hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release nucleic acids, proteins, lipids and small molecules from the specimen into our consumable processing tube, referred to as our PULSE Tubes.  Our Barocycler instrumentation is designed to fit on a laboratory bench top, inside a biological safety cabinet, or on the shelf of a laboratory cold room.  Our instruments have an external chiller hook-up (to control temperature during the PCT process), automatic fill and dispensing valves, and an integrated micro-processor keypad.  The microprocessor is capable of saving up to 99 specific PCT protocols, so the researcher can achieve maximum reproducibility for the extraction of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler instruments, together with our consumable products described below, make up our current PCT Sample Preparation System (“PCT SPS”).

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

Barocycler NEP2320 – The Barocycler NEP2320 is a smaller and more compact version of our NEP3229 unit.  It weighs approximately 75 pounds, processes one sample at a time, and works on compressed air (pneumatic) and not hydraulics like the larger NEP3229 unit.  Because this instrument is pneumatic, the NEP2320 can be easily attached by an air hose to a typical 85 psi air compressor found in most scientific laboratories, to many consumer-sold portable compressors, or even to bottled gas.  This instrument is currently being used by our sales directors as a demonstration instrument and is being marketed as a second instrument alternative to our PCT SPS.

PCT MicroTube Adapter Kit - The PCT MicroTube Adapter Kit includes an ergonomically designed, space-saving Workstation, PCT MicroTubes and MicroCaps, and specialized tools to enable the user to process up to forty-eight samples simultaneously in the Company's primary product, the PCT SPS, as compared to three with the Barocycler NEP3229.

PCT Shredder – The patent-pending "PCT Shredder" is designed to help research scientists safely, rapidly, and conveniently disrupt very tough samples - such as ticks, muscle, and seeds, that require homogenization prior to PCT or other sample preparation methods.  The PCT Shredder uses a similar PULSE Tube as the PCT SPS, and allows scientists to homogenize tough samples prior to extraction with the PCT SPS, but without the need to transfer the sample into a second processing container between steps.

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

Company Services

Government Grants – We view federal agency grants to be an important part of our business plan. These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology.  We generally start by submitting initial grant requests that are in response to requests for proposals or “RFPs” from the federal government through their Small Business Innovation Research (“SBIR”) program.  Initial grants (“SBIR I”) are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000.  Additionally, our work in SBIR Phase I grants has been successful and we have applied, and may in the future apply, for larger NIH SBIR Phase II grants. Such larger grants are typically for a two year period and are in excess of $750,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded.  To date we have been awarded two National Institutes of Health (“NIH”) Small Business Innovation Research Phase I grants and one SBIR Phase II grant.  Both of our Phase I grants have been completed.  The data on one of the Phase I grants was the basis for the submission, and subsequent award, of our Phase II award of approximately $850,000 in August 2008.  The Phase II grant is for work in the area of using PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies will ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from human and animal tissues.  As of December 31, 2009, the amount of the Phase II SBIR grant available to fund future research was approximately $337,000.

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

Protein Purification

Many vaccines and drugs are comprised of proteins. These proteins need to be purified from complex mixtures as part of the manufacturing process. Current purification techniques often result in the loss of a significant amount of the protein.  Therefore, any method that could increase the amount of protein being recovered in the purification step, could subsequently lead to a reduction in cost to the manufacturer.  We believe we have successfully generated proof-of-concept that PCT can satisfy this need. We believe that compared to current purification procedures, a process that uses PCT has the potential to increase protein recovery, increase the quality of the product, and lower production costs. We have been issued US and European patents in this area.

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

Customers

Our customers include researchers at academic laboratories, government agencies, and biotechnology, pharmaceutical, and other life science companies in the United States.  Our customers also include five foreign distribution partners.  During 2009, we continued to commercialize PCT with sales, and/or leases of our instrumentation to customers in all of these categories.  Our goal in 2010 is to continue our market penetration in these target groups.  We also feel that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories at current customer institutions.

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include hospitals, reference laboratories, blood banks and transfusion centers, plasma collection centers, pharmaceutical manufacturing plants, and other sites involved in each specific application.

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

We believe that our PCT Sample Preparation System is a novel and enabling system for genomic, proteomic, and small molecule sample preparation.  As such, many users of current manual techniques will need to be willing to challenge their existing methods of sample preparation and invest time to evaluate a method that could change their overall workflow in the sample preparation process, prior to adopting our technology.  We are also aware that the cost of the PCT Sample Preparation System may be greater than the cost of many of the other techniques currently employed.  Consequently, we are focusing our sales efforts on those product attributes that we believe will be most important and appealing to potential customers, namely versatility, reproducibility, quality, and safety.

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

Incumbent Technologies
		Bead	Tissue	Mortar	French
Key Attributes	Sonication	Beating	Homogenizer	Pestle	Press	PCT
Closed System	-	+	-	-	-	+
Storage, Transport	-	+	-	-	-	+
Versatility	-	-	-	-	-	+
Reproducibility	-	-	-	-	-	+
Efficiency	-	-/+	-	-	-	+
Shearing Molecules	Yes	Yes	Yes	Min	Yes	Min

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

Research and Development

Our research and development expenses were approximately $1.2 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively.  Our research and development activities are split into two functional areas, applications and engineering.

Applications Research and Development

Our highly educated and trained staff has years of experience in molecular and cellular biology, virology, and proteomics. Our team of scientists focuses on the development of PCT-dependent genomic, proteomic, and small molecule sample preparation methods that we believe will result in near-term commercial opportunities. Dr. Alexander Lazarev, our Vice President of Research & Development, and his team meet regularly with our sales, marketing, and engineering departments to discuss market needs and trends.  Our applications research and development staff is responsible for the technical review of all scientific collaborations, for the support of our marketing and sales departments through the generation of internal data in a number of areas of market interest, and in the development of commercially-viable PCT-dependent products.

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

Sales and Marketing

Our sales and marketing efforts are centered on using the independent data developed and disseminated by our collaboration partners to help drive the installed base of PCT SPS.  The development of scientific data by our partners and our internal researchers provides our sales and marketing staff with additional tools that are essential in selling a new technology such as PCT.

Sales

Direct US Sales Force

Our domestic sales force is led by our Vice President of Sales, Matthew B. Potter.  Mr. Potter is responsible for directing the efforts of our two full-time sales directors, and for covering accounts in the Mid-West and New England regions.  We believe that hiring seasoned sales professionals, with significant industry experience, will allow us to more effectively penetrate the market with a small, focused sales force. Throughout 2010, we plan to monitor this strategy and may increase the number of sales professionals if our financial resources permit and if we believe that doing so will accelerate our commercialization efforts.

Foreign Distributor Network

In April 2009, we signed a distribution agreement with TouchDown BioMarketing BV (“TouchDown”), of The Netherlands pursuant to which we granted TouchDown exclusive distribution rights to all of our products in The Netherlands.  The agreement is effective from April 1, 2009 through September 30, 2010.

In June 2008, we signed a distribution agreement with Veritas Corporation (“Veritas”) of Tokyo, Japan pursuant to which we granted Veritas exclusive distribution rights to all of our products in Japan.  The agreement is effective from January 1, 2008 to December 31, 2010.

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

In May 2008, we signed a distribution agreement with Analyx Technology Corporation (“Analyx”), of Beijing, People’s Republic of China, pursuant to which we granted Analyx exclusive distribution rights to all of our products in the People’s Republic of China.  The agreement is effective from May 15, 2008 through June 30, 2010.

Marketing

Our marketing function includes Dr. Nathan Lawrence, our Vice President of Marketing, and a limited amount of external support from independent service providers.  Our marketing department oversees and directs marketing activities such as trade show attendance and sponsorship, on-line advertising, website maintenance and improvement, search engine optimization, creation and dissemination of a PCT newsletter, market research initiatives, and the arrangement of on-location seminars, lectures, and demonstrations of PCT capabilities.  Our marketing function is also responsible for the overall coordination of our collaboration programs, from initial set-up, research plan design, and training, service, and data analysis.  Some of these responsibilities are shared with other PBI departments (such as Research and Development), but marketing drives the collaborative process.  Our marketing team is also responsible for the continued coordination and support of our foreign, and domestic, distribution partners.

Domestic Co-Marketing Partner

In December 2008, we entered into a strategic marketing, distribution, and technology co-development Agreement with Omni International (“Omni”) of Marietta, Georgia.  Under the terms of the Agreement, we: (1) share market data, customer leads and technology assessments; (2) co-promote certain products at industry trade shows beginning in 2009; (3) license Omni to sell PBI's recently released, patent-pending PCT Shredder to laboratories worldwide; and (4) co-develop new instrumentation and consumables that combine the homogenization capabilities of Omni with our extraction capabilities in an effort to provide research scientists with a targeted approach to better solve certain sample preparation issues.  Programs intended to be developed under this agreement have been delayed due to cost cutting measures incurred by both companies in 2009.

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

License Agreements Relating to Pressure Cycling Technology

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the fiscal years ended December 31, 2009 and 2008, we incurred $30,548 and $29,553 in royalties.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

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

Employees

As of March 26, 2010, we had thirteen (13) full-time employees.

Our 13 employees include four employees in the sales and marketing and technical support functions, three in general and administrative, three in applications research and development, and three in engineering research and development.

Our Executive Officers

The following table sets forth the names, ages and positions of our current executive officers as of March 26, 2010:

Name	Age	Position
Richard T. Schumacher	59	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Edmund Ting, Ph.D.	56	Senior Vice President of Engineering
Nathan P. Lawrence, Ph.D.	55	Vice President of Marketing
Alexander Lazarev, Ph.D.	45	Vice President of Research and Development
Matthew B. Potter	46	Vice President of Sales

Set forth below is biographical information for each of our executive officers.

Mr. Richard T. Schumacher, the founder of our company, has served as one of our directors since 1978. He has served as our Chief Executive Officer since April 16, 2004 and President since September 14, 2004. He has served as our Chief Financial Officer and Treasurer since November 18, 2008.  He previously served as Chief Executive Officer and Chairman of the Board of our company from 1992 to February 2003. From July 9, 2003 until April 14, 2004 he served as a consultant to our company pursuant to a consulting agreement. He served as President of our company from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School.  Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Dr. Edmund Ting joined as Senior Vice President of Engineering on April 24, 2006. Prior to joining, Dr. Ting served as the Chief Research Officer of Avure Technologies, a leading worldwide manufacturer of high pressure hydrostatic processing equipment for the food and materials processing industry, where he worked from 2001 to 2006. From 1990 to 2001, Dr. Ting was employed by Flow International Corporation, a world leader in the ultrahigh pressure waterjet cutting technology market, and the parent company of Avure Technologies until November 2005. Dr. Ting last held the position of VP of Engineering Research and Development at Flow International Corporation. From 1984 to 1990, Dr. Ting was a research scientist and then a group leader at Grumman Aerospace Corporation. Dr. Ting earned a Bachelor of Science degree in mechanical engineering from Northeastern University and a Science Doctorate in materials science and engineering from the Massachusetts Institute of Technology.

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

Mr. Matthew B. Potter joined PBI as our Vice President of Sales on February 25, 2008 and was appointed an executive officer on March 6, 2008.  Mr. Potter has worked in many different disciplines that include molecular biology, chromatography, personalized medicine, diagnostics, and biophysics.  Prior to joining PBI Mr. Potter was the Vice President of Sales & Marketing at Abcam, Inc. from July 2007 to January 2008.  Prior to Abcam, Mr. Potter was the National Sales Manager: Key Accounts Pharmaceutical at Qiagen, Inc. from July 2005 to May 2007.  Prior to Qiagen, Mr. Potter was Director, Sales and Marketing at MicroCal, LLC from January 2000 to July 2005.  Mr. Potter is also a former Treasurer of the New England Scientific Manufacturers Association and has been cited as a co-author and contributor on assorted scientific publications during his tenure working at the Worcester Foundation for Experimental Biology.  Mr. Potter holds a BA in Biology from Clark University and an MBA from Assumption College, both located in Worcester, MA.

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

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations.  As of December 31, 2009, we had available cash of approximately $1.6 million.  In March 2010, we closed on a second tranche of our private placement of units of Series B Convertible Preferred Stock and warrants to purchase shares of Series B Convertible Preferred Stock with gross proceeds of approximately $500,000.  Based on our current projections, we believe our current cash resources, which includes the funds we received from the private placements we completed in 2009 and 2010, are sufficient to fund our normal operations into the first quarter of 2011.  We believe we will need substantial additional capital to fund our current operation beyond the first quarter of 2011.

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

To satisfy our potential capital requirements to cover the cost of the development and commercialization of our pressure cycling technology products and services relating to sample preparation and other life science applications, we expect to raise additional funds in the public or private capital markets.  We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

•	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our stock;
•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products;
•	implement additional cost reduction initiatives; or
•	limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.

Our actual results and performance, including our ability to raise additional capital, may be adversely affected by current economic conditions.

Our actual results and performance could be adversely affected by the current economic conditions in the global economy, which pose a risk to the overall demand for our products from our customers who may elect to defer or cancel purchases of, or decide not to purchase, our products in response to continuing tightness in the credit markets, negative financial news and general uncertainty in the economy. In addition, our ability to obtain additional financing, on acceptable terms, if at all, may be adversely affected by the crisis in the credit markets and the uncertainty in the current economic climate.

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

Our business may be harmed if we encounter problems, delays, expenses, and complications that often affect early-stage companies.

We are an early-stage company and our pressure cycling technology business have a relatively limited operating history.  Early-stage companies may encounter problems, delays, expenses and complications, many of which may be beyond our control or may harm our business or prospects. These include:

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

Many of our initial sales of our pressure cycling technology products and services have been to our collaborators, following their use of our products in studies undertaken in sample preparation for genomics, proteomics and small molecules studies.  Our technology requires scientists and researchers to adopt a method of sample extraction that is different than existing techniques.  Our PCT sample preparation system is also more costly than existing techniques.  Our ability to obtain market acceptance will depend, in part, on our ability to demonstrate to our potential customers that the benefits and advantages of our technology outweigh the increased cost of our technology compared to existing methods of sample extraction.  If we are unable to demonstrate the benefits and advantages of our products and technology as compared to existing technologies, we will not gain market acceptance and our business will fail.

The sales cycle of our pressure cycling technology products is lengthy.  We have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

Many of our current and potential customers have required between three and six months, or more to test and evaluate our pressure cycling technology products.  This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling and marketing, and general and administrative expense related to customers from whom we have not yet generated any revenue from our products, and from whom we may never generate the anticipated revenue if a customer is not satisfied with the results of the evaluation of our products or if a customer cancels or changes its plans.

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

We may not be able to hire or retain the number of qualified personnel, particularly engineering and sales personnel, required for our business, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management, technical, sales, marketing, finance and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, either because of competition in our industry for such personnel or because of insufficient financial resources, our growth may be limited.  Our success also depends in particular on our ability to identify, hire, train and retain qualified engineering and sales personnel with experience in design, development and sales of laboratory equipment.

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

We have entered into business relationships with distribution partners, and we may enter into additional alliances, joint ventures or other business relationships to further develop, market and sell our pressure cycling technology product line.  We may not be able to:

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

We expect that we will be subject to regulation in the United States, such as the FDA, and overseas, if and when we begin to invest more resources in the development and commercialization of PCT in applications outside of sample preparation.

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

The holders of our common stock could suffer substantial dilution as the result of the private placements we completed in 2009 and 2010.

In connection with the private placements we completed in 2009 and 2010, we issued shares of Series A Convertible Preferred Stock and shares of Series B Convertible Preferred Stock, together with warrants to purchase shares of Series A Convertible Preferred Stock and common stock in our first private placement, and together with warrants to purchase shares of Series B Convertible Preferred Stock in our second private placement.  Each share of Series A Convertible Preferred Stock and each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock.   If all of the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, together with the warrants to purchase Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and common stock, were converted or exercised into shares of our common stock, an additional 6,483,620 shares of common stock would be issued and outstanding.  The additional issuance of common stock would cause immediate and substantial dilution to our existing stockholders, and could cause a significant reduction in the market price of our common stock.

Our shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to certain rights, privileges and preferences over our common stock, including the right to receive dividends and a preference upon a liquidation of the company, which could reduce amounts available for distribution to our common stockholders.

We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the foreseeable future.  The holders of our shares of Series A Convertible Preferred Stock, however, are entitled to receive a cumulative dividend at the rate of 5% per annum of the purchase price paid for the Series A Convertible Preferred Stock, payable semi-annually on June 30 and December 31, which commenced on June 30, 2009.  The holders of our shares of Series B Convertible Preferred Stock are entitled to receive a cumulative dividend at the rate of 5% per annum of the purchase price paid for the Series B Convertible Preferred Stock, payable semi-annually on June 30 and December 31, which commenced on December 31, 2009.  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.   If we elect to pay the dividends in cash, we will have less cash available for operations, and less cash available to the holders of common stock upon a liquidation of the company.  For the dividend payments on June 30, 2009 and December 31, 2009, we elected to pay the dividends in common stock.  This had a dilutive effect on our common stockholders.  If we continue to elect to pay the dividends in common stock, our common stockholders will suffer additional dilution.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are also entitled to receive preferential treatment in the event of liquidation, dissolution or winding up of our company, which could leave significantly less assets, if any, available for distribution to our common stockholders upon a liquidation, dissolution or winding up of our company.

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

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities.  We will pay $5,000 per month for the use of these facilities.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the trading symbol “PBIO”.

The following table sets forth, for the periods indicated, the high and low sales price per share of common stock, as reported by the NASDAQ Capital Market from January 1, 2008 through December 31, 2009.

	Common Stock Price
Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$5.72	$3.80
Second Quarter	5.09	3.14
Third Quarter	3.75	2.25
Fourth Quarter	2.37	0.55

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$1.23	$0.55
Second Quarter	2.10	0.80
Third Quarter	1.85	1.31
Fourth Quarter	1.80	1.32

As of March 26, 2010, there were 20,000,000 shares of common stock authorized of which 2,350,186 shares were issued and outstanding, and held by 108 stockholders of record.  As of March 26, 2010, we had 1,000,000 shares of preferred stock authorized of which 171,864 shares of Series A Convertible Preferred Stock and 88,711 shares of Series B Convertible Preferred Stock were issued and outstanding and held by 68 stockholders of record.  Each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is convertible into 10 shares of common stock.

We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the foreseeable future.  As part of the private placement completed in February 2009, the holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at the rate of 5% per annum of $11.50 (the “Purchase Price”), payable semi-annually on June 30 and December 31, which commenced on June 30, 2009 (with the first payment pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  The Series B Convertible Preferred Stock issued in the November 18, 2009 and March 18, 2010 private placements will pay a cumulative dividend at the rate of 5% per annum of the Purchase Price, payable semi-annually within 45 days of June 30th and December 31st, which commenced on December 31, 2009 (with the first payment pro-rated based on the number of days occurring between the date of issuance and December 31, 2009 for the November 18, 2009 private placement or June 30, 2010 for the March 18, 2010 private placement).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions. We issued 29,473 shares of common stock for the six month period ending June 30, 2009.  The Board of Directors approved the issuance of stock for the six month period ending June 30, 2009 and for the six month period ending December 31, 2009.  The Series A holders will receive 39,098 shares of common stock for the six month period ending December 31, 2009 and the Series B holders will receive 5,027 shares of common stock for the prorated period ending December 31, 2009.

Recent Sales of Unregistered Securities

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit, resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  The Series A Units were issued and sold to a total of 35 accredited investors pursuant to a Securities Purchase Agreement entered into as of February 12, 2009 (the “Securities Purchase Agreement”).  Each Series A Unit consists of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase, at the purchaser’s election to be made within 7 days of the closing, either 10 shares of our common stock, at an exercise price equal to $1.25 per share, with a term expiring 15 months after the date of closing (“15 Month Common Stock Warrant”), or one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”) (all purchasers elected to receive the 15 Month Preferred Stock Warrant); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Convertible Preferred Stock”) and warrants for a purchase price of $18.80 per Series B Unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  We closed on the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with gross proceeds of $501,434.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for the warrants issued in November 2009 and at an exercise price of $28.80 for the warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (“Series B Warrant”).

In connection with the Series B Private Placement, the Company paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

In connection with each of the Series A Private Placement and the Series B Private Placement, the Company agreed that if it completes a subsequent equity financing within one year from the initial closing of the Series A Private Placement and the Series B Private Placement, respectively, it will offer each purchaser the opportunity to exchange the Series A Units or the Series B Units, as the case may be, purchased for the equity securities issued in such subsequent financing, subject to compliance with applicable rules and regulations.

The sale of the units in the Series A Private Placement and the Series B Private Placement were issued and sold without registration under the Securities Act, in reliance upon the exemption from registration set forth in Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act.  The Company based such reliance upon representations made by each purchaser of Series A Units and Series B Units, including, but not limited to, representations as to the purchaser’s status as an “accredited investor” (as defined in Rule 501(a) under Regulation D) and the purchaser’s investment intent.  The Series A Units and the Series B Units were not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under Regulation D).  The Series A Units and the shares of Series A Convertible Preferred Stock, 15 Month Preferred Stock Warrants and 30 Month Common Stock Warrants comprising the Series A Units, and the Series B Units and the shares of Series B Convertible Preferred Stock and the Series B Warrants comprising the Series B Units may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

Repurchases by Pressure BioSciences

We did not repurchase any of our equity securities during the fourth quarter of 2009.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since we commenced our pressure cycling operations.  During 2008, we undertook a number of cost reduction measures including a comprehensive restructuring program, to significantly reduce costs, centralize core operations, and refocus business strategy in specific areas where our products have found significant initial market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our research and development facility in Rockville, MD, a consolidation of our research and development activities in Massachusetts, and delay of several research and development and marketing programs.  These initiatives have significantly decreased cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $635,000 per quarter during 2009.  As of December 31, 2009, we had a total cash balance of approximately $1,630,000.  In March 2010, we closed on a second tranche of our private placement of units of Series B Convertible Preferred Stock and warrants to purchase shares of Series B Convertible Preferred Stock with gross proceeds of approximately $500,000.  Based on our current projections, we believe our current cash resources, which includes the funds we received from the private placements we completed in 2009 and 2010, are sufficient to fund our normal operations into the first quarter of 2011.  Depending upon the results of the Company’s financing and partnering activities and sales efforts, we may make additional cost reductions as required to accomplish this goal.

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

We also derive revenues from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health.  These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development, and commercialization, of our technology.  Additionally, if our work in SBIR Phase I grants is successful, then we expect to apply for larger NIH SBIR Phase II grants. To date we have been awarded two National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) Phase I Grants and one SBIR Phase II Grant.  Both of our Phase I Grants have been completed.  The data on one of the Phase I grants was the basis for the submission, and subsequent award, of our Phase II award of approximately $850,000.  The Phase II Grant is for work in the area of the use of PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies will ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles.  As of December 31, 2009, the amount of the Phase II SBIR grant available to fund future research was $336,957.

We completed our Series A Private Placement and the first tranche of our Series B Private Placement in 2009, pursuant to which we sold an aggregate of 156,980 shares of Series A Convertible Preferred Stock and 62,039 shares of Series B Convertible Preferred Stock, together with warrants, resulting in aggregate gross proceeds to us of $2,971,603.  We also closed the sale of a second tranche of 26,672 shares of Series B Convertible Preferred Stock and warrants in the Series B Private Placement on March 18, 2010 with gross proceeds of $501,434.

We believe we have sufficient cash resources to fund normal operations into the first quarter of 2011 due to the restructuring measures we have undertaken and the $3,473,037 we received in connection with our 2009 and 2010 private placements.  We believe we will need substantial additional capital to fund our current operations beyond the first quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

RESULTS OF OPERATIONS

Years Ended December 31, 2009 as compared to 2008

Revenue

We had total revenue of $1,244,910 in the year ended December 31, 2009 as compared to $852,263 in the prior year.

PCT Products, Services, Other.  Revenue from the sale of PCT products and services was $831,602 in 2009 as compared to $655,252 in 2008.  This increase in revenue in 2009 was driven primarily by the installation of a total of 54 Barocycler instruments during 2009 as compared to 41 during 2008, and the launch of the PCT MicroTube Adapter Kit.  When we install instrumentation under lease or rental agreements, we record the revenue over the life of the agreement.

Unit Installations
	2009	2008
Domestic	47	26
International	7	15
Total Installations	54	41

We expect the number of units installed will continue to increase in future periods as we continue to gain commercial awareness of our technology, although we may experience some delays in customer purchases due to current economic conditions in the United States and globally.  We continue to expect that some portion of future installations will be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements.  Therefore, we expect that the average revenue per installation may continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT.  We also expect that as we continue to expand the installed base of Barocycler instruments in the field, we will realize increasing revenue from the sale of consumable products and extended service contracts.  In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant Revenue.  During 2009, we recorded $413,308 of grant revenue as compared to $197,011 in 2008.  Grant revenue recorded during 2009 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in January 2009.  The amount of grant revenue that we recognize in any given period is dependent upon the level of resources we devote to grant-related work in the period under existing grant awards.

Cost of PCT Products and Services

The cost of PCT products and services was $402,340 for the year ended December 31, 2009, compared to $401,017 in 2008.  The increase in cost of PCT products and services was due primarily to the increase in the number of units installed under sale, lease, or rental arrangements during the period and, to a lesser extent, costs associated with our June 2009 launch of our PCT MicroTube Adapter Kits.  Costs of PCT products and services as a percentage of PCT revenue decreased to 48% for the year ended December 31, 2009, as compared to 61% for the year ended December 31, 2008.  The decrease in the cost of PCT products and services as a percentage of PCT revenue was due primarily to the sale of Barocycler units that were demonstration models that had been previously expensed resulting in a lower cost of PCT products in the current year.  The Company also recovered four units from the field that were previously expensed to costs of PCT products and services.  The prior year cost of PCT products and services as a percentage of PCT revenue reflected our sale of 12 Barocycler instruments to our foreign distributors at discounted prices during 2008.

We believe that our cost of PCT products and services will decrease as a percentage of revenue as we continue to install more instruments, convert short-term rentals to direct sales, and sell more consumable products, such as PULSE Tubes and ProteoSolve kits.  However, we expect our gross margin may fluctuate from period to period as we continue to sell, lease, or rent a varying mix of Barocycler instrumentation and consumable products.

Research and Development

Research and development expenditures decreased to $1,175,136 during 2009 from $1,810,590 in 2008. This decline in R&D expenses was primarily due to the significant restructuring and cost-reduction programs that we initiated in the second half of 2008, including the termination of seven R&D employees.  The headcount in R&D during the year ended December 31, 2009 was three, compared to ten during the same period in 2008. The decline in expenses was also due to a significant decrease in the number of R&D projects we funded during 2009.

Research and development expense included $137,161 and $162,421 of non-cash, stock-based compensation in 2009 and 2008, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $1,054,869 in 2009 from $1,686,590 for the year ended December 31, 2009.  This decline in selling and marketing expense was primarily due to the significant restructuring and cost-reduction programs that we initiated in the second half of 2008, including the termination of four sales directors and one marketing assistant.  The headcount in selling and marketing during the year ended December 31, 2009 was five, compared to ten during 2008.  A significant decrease in advertising, exhibit booth rental, and travel expense also contributed to the reduction in overall selling and marketing expense incurred.

Selling and marketing expense included $73,689 and $93,947 of non-cash, stock-based compensation expense in 2009 and 2008, respectively.

General and Administrative

General and administrative costs totaled $1,809,133 in the year ended December 31, 2009, as compared to $1,920,465 in 2008.  The decline in expenses was due to compensation savings from reduced headcount and reduced Board member fees offset by increases in investor relations activities.

During the years ended December 31, 2009 and 2008, general and administrative expense included $218,155 and $252,827 of non-cash, stock-based compensation expense, respectively.  The year ended December 31, 2009 includes a grant of stock options to purchase an aggregate of 485,000 shares of our common stock in total to our employees and our four independent directors, resulting in a charge of $112,943 during 2009.  The year ended December 31, 2009 also includes a one-time charge of $15,675 of non-cash stock-based compensation expense in connection with the grant of a non-qualified, fully-vested option to purchase 15,000 shares of our common stock to our new independent director.  The same period in 2008 includes a one-time charge of $100,556 of non-cash stock-based compensation expense in connection with the grant of non-qualified, fully-vested stock options to purchase 10,000 shares of our common stock to each of our four independent directors.

Operating Loss

Our operating loss was $3,196,568 for the year ended December 31, 2009 as compared to $4,966,399 for the comparable period in 2008, a decrease of $1,769,831 or 36%.  During the second half of 2008, we initiated a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products had found significant initial market acceptance.  The restructuring program included: a reduction in personnel of twelve full-time employees, reduction in travel and meeting attendance for all personnel, reduced Board of Directors fees, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our R&D facility in Rockville, MD, a consolidation of our research and development activities in Massachusetts, and delay or cancellation of several research and development and marketing programs.

These initiatives have significantly decreased our rate of cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $635,000 per quarter for 2009.

Interest Income

Interest income totaled $4,990 for the year ended December 31, 2009 as compared to $57,954 for the year ended December 31, 2008.  The decrease is due to lower average cash balances and lower yields on these balances during the year ended December 31, 2009, as compared to the same period in 2008.  Several high-yield CDs matured in 2008.

Income Taxes

In the year ended December 31, 2009, we recorded a refund of income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash was received in August 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this law, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize certain net operating losses we may have at the time against such future operating profits.

Net Loss

During the year ended December 31, 2009, we recorded a net loss applicable to common shareholders of $3,284,779 or $(1.42) per share, as compared to $4,908,445 or $(2.24) per share in the same period of 2008.  Our net loss in the year ended December 31, 2009 was lower than the corresponding net loss in the same period in 2008 as the result of increased revenue, the income tax benefit, and lower operating costs, as described above. For 2009, the difference between net loss applicable to common shareholders and net loss relates to the beneficial conversion associated with the intrinsic value of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2009, our working capital position was $2,209,205, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses. As of December 31, 2008, our working capital balance was $1,602,556, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses, and deposits. We expect to continue to fund our operations from our working capital balance.

During 2008, we took a number of cost reduction measures, including a comprehensive restructuring program to significantly reduce costs, centralize core operations, and refocus our business strategy in specific areas where our products have found significant market acceptance. The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, continued reduction in investor relations activities, decreases in the base salary of most of our employees and all of our executive officers,  a shutdown of the our R&D facility in Rockville, MD, a consolidation of our research and development activities in Massachusetts and delay of several research and development and marketing programs.  These initiatives significantly decreased our rate of cash utilization, from just under $1 million per quarter to an average of just under $635,000 per quarter during 2009.

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit (the “Series A Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  See Note 8 to our Consolidated Financial Statements for a further description of the Series A Convertible Preferred Stock and Warrants issued in the Series A Private Placement.

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Convertible Preferred Stock”) and warrants for a purchase price of $18.80 per Series B Unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.20.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  We closed on the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with gross proceeds of $501,434.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock, convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share share for the warrants issued in November 2009 and at an exercise price of $28.80 per share for the warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (“Series B Warrant”).

In connection with the Series B Private Placement, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

On December 19, 2008, we received $200,000 from one of our distributors in the escrow account for the private placement.  Prior to February 12, 2009, the distributor requested that the $200,000 be used as payment for anticipated future purchases of our PCT instrument and consumable products, and not for an investment in the private placement.  This amount was recorded as deferred revenue in 2009.  As of December 31, 2009, the remaining unused balance of $132,808 was returned to our distributor.

We believe that because of the cost restructuring measures we have undertaken, together with the $3,473,037 we received in connection with our 2009 and 2010 private placements of units, consisting of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and warrants, we have sufficient cash resources to fund normal operations into the first quarter of 2011.  Depending upon the results of the Company’s financing and partnering activities and sales efforts, we may make additional cost reductions as required to accomplish this goal.  We believe we will need substantial additional capital to fund our current operations beyond the first quarter of 2011.   If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations during 2009 was $1,809,261 as compared to net cash used in operations of $4,420,209 during 2008.  The decrease in cash used in operations in 2009 as compared to 2008 is principally the result of the increased revenues and lower operating expenses in 2009.

Net cash used in investing activities during 2009 was $152,925 as compared to net cash used in investing activities of $145,819 in the prior year.  During year ended December 31, 2009, we installed 26 Barocycler instruments under collaboration or lease agreements while selling six demonstration units.  Cash used in investing activities during the year ended December 31, 2008 was for the purchase of furniture and fixtures associated with our move to new corporate offices, and for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities during 2009 was $2,703,756.  As noted above, during 2009 we received the proceeds from the Series A Private Placement and the first tranche of the Series B Private Placement.  The expenses related to the Series A Private Placement totaled approximately $233,000 and the expenses related to Series B Private Placement totaled approximately $117,000, including the finder’s fees in the Series B Private Placement.  In connection with the Series B Private Placement, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

Net cash provided by financing activities for the year ended December 31, 2009 also included a stock warrant exercise.  Net cash provided by financing activities for the year ended December 31, 2008 was due to an exercise of employee stock options to purchase shares of our common stock.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the year ended December 31, 2009 and 2008, we incurred approximately $30,548 and $29,553, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $169,000 representing approximately 25% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.

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

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and in the Venture Development Center at the University of Massachusetts in Boston.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

Year ending December 31:
2010	$133,914
2011	105,304
2012	60,000
Thereafter	-
Total minimum payments required	$299,218

CRITICAL ACCOUNTING POLICIES

FASB Codification

We follow accounting standards set by the Financial Accounting Standards Board, (“FASB”).  The FASB sets GAAP that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in this Report are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like FASB Statement No. 13, Accounting for Leases, are no longer being issued by the FASB.

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

Our transactions sometimes involve multiple elements (i.e., products and services).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor specific objective evidence (“VSOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts and, to the extent VSOE is established, these service revenues are recognized ratably over the life of the contract.

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired.  Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years.  We annually review our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets as of December 31, 2009 concluded they were not impaired.

Long-Lived Assets and Deferred Costs

In accordance with FASB ASC 360-10-05, Property, Plant, and Equipment, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows related to the long-lived assets. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2009 and determined that our long-lived assets were not impaired.

RECENT ACCOUNTING STANDARDS

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not Applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiary:

We have audited the consolidated balance sheets of Pressure BioSciences, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc., and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Boston, Massachusetts
March 31, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,609,778	$868,208
Restricted cash	20,012	50,000
Accounts receivable, net of allowances of $8,400 at December 31, 2009 and $0 at December 31, 2008	203,211	209,117
Inventories	638,350	571,831
Deposits	182,010	382,236
Prepaid income taxes	3,176	6,600
Prepaid expenses and other current assets	86,563	235,111
Total current assets	2,743,100	2,323,103

PROPERTY AND EQUIPMENT, NET	249,465	252,249

OTHER ASSETS
Intangible assets, net	231,026	279,658
TOTAL ASSETS	$3,223,591	$2,855,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$148,087	$263,486
Accrued employee compensation	105,824	161,374
Accrued professional fees and other	271,926	278,982
Deferred revenue	8,058	16,705
Total current liabilities	533,895	720,547
LONG TERM LIABILITIES
Deferred revenue	1,609	10,821
TOTAL LIABILITIES	535,504	731,368

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 152,213 shares issued and outstanding on December 31, 2009 and 0 shares on December 31, 2008 (Liquidation value of $1,750,450)	1,523	-
Series B convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 62,039 shares issued and outstanding on December 31, 2009 and 0 shares on December 31, 2008 (Liquidation value of $1,166,333)	620	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,328,426 shares issued and outstanding on December 31, 2009 and 2,195,283 shares issued and outstanding on December 31, 2008	23,284	21,953
Warrants to acquire preferred stock and common stock	1,352,165	-
Additional paid-in capital	9,297,115	6,803,530
Accumulated deficit	(7,986,620)	(4,701,841)
Total stockholders' equity	2,688,087	2,123,642
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,223,591	$2,855,010

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Year Ended
	December 31,
	2009	2008

REVENUE:
PCT Products, services, other	$831,602	$655,252
Grant revenue	413,308	197,011
Total revenue	1,244,910	852,263

COSTS AND EXPENSES:
Cost of PCT products and services	402,340	401,017
Research and development	1,175,136	1,810,590
Selling and marketing	1,054,869	1,686,590
General and administrative	1,809,133	1,920,465
Total operating costs and expenses	4,441,478	5,818,662

Operating loss	(3,196,568)	(4,966,399)

Interest income	4,990	57,954

Loss before income taxes	(3,191,578)	(4,908,445)
Income tax refund	623,262	-
Net loss	(2,568,316)	(4,908,445)
Accrued and deemed dividends on convertible preferred stock	(716,463)	-
Net loss applicable to common shareholders	$(3,284,779)	$(4,908,445)

Net loss per share attributable to common stockholders - basic and diluted	$(1.42)	$(2.24)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,314,316	2,194,093

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

											Retained
	Series A		Series B		Total					Additional	Earnings/	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock Warrants	Capital	Deficit)	Equity
BALANCE, December 31, 2007	-	$-	-	$-	-	$-	2,192,175	$21,922	$-	$6,284,616	$206,604	$6,513,142
Stock-based compensation										509,195		509,195
Issuance of common stock							3,108	31		9,719		9,750
Net loss											(4,908,445)	(4,908,445)
BALANCE, December 31, 2008	-	$-	-	$-	-	$-	2,195,283	$21,953	$-	$6,803,530	$(4,701,841)	$2,123,642
Stock-based compensation										429,004		429,004
Issuance of convertible preferred stock	156,980	1,570	62,039	620	219,019	2,190				1,667,535		1,669,725
Issuance of common stock							16,000	160		26,400		26,560
Offering costs										(354,177)		(354,177)
Issuance of warrants									1,363,967			1,363,967
Stock warrant exercise	4,000	40			4,000	40			(11,802)	61,762		50,000
Beneficial conversion of preferred stock										630,252	(630,252)	-
Conversion of preferred stock to common stock	(8,767)	(87)			(8,767)	(87)	87,670	877		(790)		-
Common stock paid-in-kind dividends earned											(86,211)	(86,211)
Issuance of common stock for dividends paid-in-kind							29,473	294		33,599		33,893
Net loss											(2,568,316)	(2,568,316)
BALANCE, December 31, 2009	152,213	$1,523	62,039	$620	214,252	$2,143	2,328,426	$23,284	$1,352,165	$9,297,115	$(7,986,620)	$2,688,087

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,568,316)	$(4,908,445)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	204,341	199,999
Stock-based compensation expense	429,005	509,195
Bad debt expense	53,680	-

Changes in operating assets and liabilities:
Restricted cash	29,988	(50,000)
Accounts receivable	(47,774)	(90,646)
Inventories	(66,519)	(399,283)
Deposits	200,226	171,247
Accounts payable	(115,399)	110,757
Accrued employee compensation	(55,550)	(215,816)
Deferred revenue and other accrued expenses	(24,915)	93,307
Prepaid expenses and other current assets	151,972	159,476
Net cash used in operating activities	(1,809,261)	(4,420,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(152,925)	(145,819)
Net cash used in investing activities	(152,925)	(145,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	9,750
Proceeds from stock warrant exercise	50,000	-
Net proceeds from the issuance of preferred stock	2,653,756	-
Net cash provided by financing activities	2,703,756	9,750

Change in cash and cash equivalents	741,570	(4,556,278)
Cash and cash equivalents, beginning of period	868,208	5,424,486
Cash and cash equivalents, end of period	$1,609,778	$868,208

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$6,177
Income tax refund received	623,262	301,060
Beneficial conversion feature on convertible preferred stock	630,252	-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  During 2008, we undertook a number of cost reduction measures including a comprehensive restructuring program, to significantly reduce costs, centralize core operations, and refocus business strategy in specific areas where our products have found significant initial market acceptance.  The restructuring program included: a reduction in personnel of eight full-time employees (40% of the workforce), reduction in travel and meeting attendance for all personnel, decreases in the base salary of most of our employees and all of our executive officers, a shutdown of our research and development facility in Rockville, MD, a consolidation of our R&D activities in Massachusetts, and delay of several research & development and marketing programs.  These initiatives have significantly decreased cash utilization, from just under $1 million per quarter in the second half of 2008 to an average of approximately $635,000 per quarter during 2009.  Based on our current projections, we believe our current cash resources, which includes the funds we received from the private placements we completed in 2009 and 2010, are sufficient to fund our normal operations into the first quarter of 2011.  Depending upon the results of the Company’s financing and partnering activities and sales efforts, we may make additional cost reductions as required to accomplish this goal.

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units, consisting of Series A Convertible Preferred Stock and warrants, for a purchase price of $11.50 per unit, resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  See Note 8 to our Consolidated Financial Statement for a further description of the Series A Convertible Preferred Stock and Warrants issued in the Series A Private Placement.

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in gross proceeds to us of $1,166,333.20.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with gross proceeds of $501,434.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for the warrants issued in November 18, 2009 and at an exercise price equal to $28.80 per share for the warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 8 to our Consolidated Financial Statement for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

In connection with the first tranche closing of the Series B Private Placement, we paid a finder’s fee of $68,907, plus warrants to purchase 3,665 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

We believe we have sufficient cash resources to fund normal operations into the first quarter of 2011 due to the restructuring measures we have undertaken and the $2,971,603 we received in connection with our Series A Private Placement and Series B Private Placement.  We believe we will need substantial additional capital to fund our current operations beyond the first quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

Our transactions sometimes involve multiple elements (i.e., products and services).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor specific objective evidence (“VSOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts and, to the extent VSOE is established, these service revenues are recognized ratably over the life of the contract.

(iv) Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  As of December 31, 2009, we held $20,000 in a restricted account as collateral for our corporate credit card and therefore classified this balance as restricted cash on our consolidated balance sheet.

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

(vi) Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  As of December 31, 2009, the recorded cost of all categories was less than the recent sales price.  The composition of inventory as of December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008
Raw materials	$92,453	$83,451
Finished goods	545,897	488,380
Total	$638,350	$571,831

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

(viii) Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2009. Based on this analysis, we have concluded that no impairment of intangible assets had occurred.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

(ix) Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through December 31, 2009, the Company had not experienced impairment losses on its long-lived assets.  While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2009 and determined that such long-lived assets were not impaired.

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

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31, 2009 and 2008:

	For the Year Ended
	December 31,
	2009	2008
Top Five Customers	48%	52%
Federal Agencies	37%	33%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Top Five Customers	62%	81%
Federal Agencies	12%	1%

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

(xi) Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive.  The following table illustrates our computation of loss per share for the years ended December 31, 2009 and 2008.

	For the Year Ended
	December 31,
	2009	2008
Numerator:
Net loss	$(2,568,316)	$(4,908,445)
Accrued preferred stock dividend	(52,318)	-
Beneficial conversion feature for Series A Preferred Stock	(489,803)	-
Beneficial conversion feature for Series B Preferred Stock	(140,449)
Series A Preferred dividends paid-in-kind	(33,893)
Net loss applicable to common shareholders	$(3,284,779)	$(4,908,445)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,314,316	2,194,093

Loss per common share - basic and diluted	$(1.42)	$(2.24)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive.

	December 31,
	2009	2008
Stock options	157,402	82,659
Common stock warrants	1,619,800	-
Preferred stock warrants	2,186,840	-
Convertible preferred stock:
Series A Convertible Preferred	1,522,130	-
Series B Convertible Preferred	620,390	-
	6,106,562	82,659

(xii) Accounting for Income Taxes

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

In the first half of 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  We received the cash during the second half of 2009.  There was no provision for an income tax benefit during the same period in 2008.  Aside from the impact of the passage of this congressional act, we do not expect any additional income tax benefits relating to carry-backs to prior periods.  If we are successful in commercializing PCT and in generating operating income, then we may be able to utilize certain net operating losses we may have at the time against such future operating profits.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

(xiii) Accounting for Stock-Based Compensation

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the twelve months ended December 31, 2009 and 2008:

Assumptions	Outside Consultants	Outside Board Members and Consultants	CEO and other Officers and Employees
Expected life	2.0 (yrs)	5.0 (yrs)	6.0 (yrs)
Expected volatility	79.60%	55.66% - 77.86%	55.66% - 92.53%
Risk-free interest rate	1.27%	2.60% - 4.94%	2.76% - 4.94%
Forfeiture rate	0.00%	5.00%	5.00%
Expected dividend yield	0.0%	0.0%	0.0%

We recognized stock-based compensation expense of $429,005 and $509,195 for the years ended December 31, 2009 and 2008, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our Consolidated Statement of Operations:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

	For the Year Ended, December 31,
	2009	2008
Research and development	$137,161	$162,421
Selling and marketing	73,689	93,947
General and administrative	218,155	252,827
Total stock-based compensation expense	$429,005	$509,195

During the years ended December 31, 2009 and 2008, the total fair value of stock options awarded was $284,745 and $403,711, respectively.

As of December 31, 2009, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $225,149.  The non-cash, stock based compensation expense associated with the vesting of these options will be $184,585 in 2010 and $40,564 in 2011.

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

(xvi) Recent Accounting Standards

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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
As of December 31, 2009

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

(xvii) Advertising

Advertising costs are expensed as incurred.  During 2009 and 2008 we incurred $8,853 and $68,716, respectively in advertising expense.

(xviii) Rent Expense

Rental costs are expensed as incurred.  During 2009 and 2008 we incurred $82,821 and $148,982, respectively in rent expense for the use of our corporate office and research and development facilities.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

(3)  Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following components:

	December 31,
	2009	2008

Laboratory and manufacturing equipment	$151,451	$127,355
Office equipment	132,101	129,101
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	486,393	398,352
Total property and equipment	778,062	662,925
Less accumulated depreciation	(528,597)	(410,676)

Net book value	$249,465	$252,249

Depreciation expense for the years ended December 31, 2009 and 2008 was $155,709 and $169,359, respectively.

(4)  Intangible Assets

Intangible assets as of December 31, 2009 reflect an estimate of purchase price attributable to patents in connection with the 1998 acquisition of BioSeq, Inc. and the PCT business. Acquired PCT patents are being amortized to expense on a straight line basis at the rate of $48,632 per year over their estimated remaining useful lives of approximately 6 years.  We performed a review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets was performed as of December 31, 2009.  We have concluded that there is no impairment of intangible assets.  Intangible assets at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
PCT Patents	$778,156	$778,156
Less accumulated amortization	(547,130)	(498,498)
Net book value	$231,026	$279,658

Amortization expense for each of the years ended December 31, 2009 and 2008 was $48,632.

(5)  Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2009 and 2008 we contributed $10,098 and $19,238, respectively, in the form of discretionary company matching contributions.

(6)  Income Taxes

The components of the benefit for income taxes are as follows:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

	For the Year Ended
	December 31,
	2009	2008
Current benefit: federal	$623,262	$-
Current benefit: state	-	-
Total current benefit	623,262	-

Deferred provision: federal	-	-
Deferred provision: state	-	-
Total deferred provision	-	-
Total benefit for income taxes	$623,262	$-

 Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Current deferred taxes:
Other accruals	$39,121	$83,467
Less: valuation allowance	(39,121)	(83,467)
Total current deferred tax assets (liabilities)	$-	$-

Long term deferred taxes:
Accelerated tax depreciation	$(4,893)	$13,672
Non-cash, stock-based compensation, NQ	345,987	276,152
Goodwill and intangibles	(93,034)	(112,618)
Operating loss carryforwards and tax credits	4,951,236	4,216,958
Less: valuation allowance	(5,199,296)	(4,394,164)
Total long term deferred tax assets (liabilities), net	-	-

Total net deferred tax liabilities	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2009 and 2008 for the full amount of our deferred tax assets due to the uncertainty of realization.  We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2009.  We released approximately $623,000 of the valuation allowance during 2009 due to new legislation within the American Recovery and Reinvestment Act of 2009 relating to net operating loss carrybacks.

We had net operating loss carry-forwards for federal income tax purposes of $5,110,998 as of December 31, 2009.  Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations.  These net operating loss carry-forwards expire at various dates from 2011 through 2028.

In February of 2009, we sold approximately 156,000 Series A Units of equity consisting of one share of Series A Convertible Preferred Stock, a warrant to purchase shares of common stock and a warrant to purchase a share of Series A Convertible Preferred Stock.  In November of 2009, we sold approximately 62,000 Series B Units of equity consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase a share of Series B Convertible Preferred Stock.  We are considering whether the sale of the equity units will result in further limitations of our net operating losses under Section 382.

We had net operating loss carry-forwards for state income tax purposes of approximately $24,237,587 at December 31, 2009.  These net operating loss carry-forwards expire at various dates from 2010 through 2028.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows:

	For the Year Ended
	December 31,
	2009	2008
Federal tax benefit (provision) rate	34%	34%
Permanent differences	(3)%	(2)%
State tax expense	0%	0%
Net operating loss carryback	19%	0%
Valuation allowance	(31)%	(32)%
Effective income tax benefit rate from continuing operations	19%	0%

(7)  Commitments and Contingencies

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

Royalty Commitments

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the fiscal years ended December 31, 2009 and 2008, we incurred $30,548 and $29,553 in royalties.

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
As of December 31, 2009

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $169,000 representing approximately 25% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.

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

(8)  Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of December 31, 2009, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 156,980 shares are issued and outstanding, and. 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 62,039 shares are issued and outstanding.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

Series A Convertible Preferred Stock

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit (the “Series A Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  Each Series A Unit consisted of  (i) one share of Series A Convertible Preferred Stock convertible into 10 shares of our common stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Series A Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).  We did not pay any placement fees associated with this transaction but the expenses related to the offering totaled approximately $233,000.

The proceeds from the sale of each Series A Unit was allocated between the Series A Convertible Preferred Stock, the 15 Month Series A Preferred Stock Warrant and the 30 Month Common Stock Warrant based on the relative estimated fair value of each security.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $882,253 to the total warrants issued.  The allocation of the gross proceeds to the Series A Convertible Preferred Stock was $923,017.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $489,803 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $489,803 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series A Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on February 12, 2009 issuable upon conversion of the Series A Convertible Preferred Stock from the fair market value of the Series A Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series A Convertible Preferred Stock and warrants.

Each share of Series A Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (as described below) will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the June 30, 2009 dividend and the December 31, 2009 dividend.

Each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series A Conversion Ratio”). Unless waived under certain circumstances by the holder of Series A Convertible Preferred Stock, such holder’s shares of Series A Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.  Each share of Series A Convertible Preferred Stock will automatically be converted into shares of common stock at the Series A Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the Series A Private Placement, the common stock trades on the Nasdaq Capital Market (or other primary trading market or exchange on which the common stock is then traded) at a price equal to $4.00 for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to $2.30 with aggregate gross proceeds to the Company of not less than $10 million.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

At any time after February 11, 2014, upon 30 days written notice, we have the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a price equal to the Series A Purchase Price, plus all accrued and unpaid dividends thereon.  The redemption price may be paid in two annual installments.

15 Month Series A Preferred Stock Warrants and 30 Month Common Stock Warrants

The warrants have the following exercise prices and terms:  (i) the 15 Month Series A Preferred Stock Warrants have an exercise price equal to $12.50 per share, with a term expiring on May 12, 2010; and (ii) the 30 Month Common Stock Warrants have an exercise price equal to $2.00 per share, with a term expiring on August 12, 2011. Unless waived under certain circumstances by the holder of the 30 Month Common Stock Warrant, such holder’s 30 Month Common Stock Warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.

Each of the 15 Month Series A Preferred Stock Warrants and the 30 Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.

Subject to the terms and conditions of the applicable warrants, the Company has the right to call for cancellation of the 15 Month Series A Preferred Stock Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds $1.75 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.  Subject to the terms and conditions of the 30 Month Common Stock Warrant, the Company has the right to call for cancellation the 30 Month Common Stock Warrant if the volume weighted average price for our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds $2.80 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

The warrants granted in connection with the Series A Units were valued based on a Black-Scholes pricing model at the date of the grant.  The 15 Month Series A Preferred Stock Warrants and 30 Month Common Stock Warrants were granted with an exercise price of $1.25 per share of Series A Convertible Preferred Stock and $2.00 per share of common stock, respectively.  The 15 Month Series A Preferred Stock Warrants and 30 Month Common Stock Warrants vested immediately.  The relative fair value of the warrants was calculated to be $882,253, and a non-cash charge of $1.8 million was recorded to Stockholders’ Equity in the first quarter of 2009.  The assumptions for the Black-Scholes pricing model are represented in the table below.

Assumptions	Preferred	Common
Expected life (in months)	15.0	30.0
Expected volatility	142.0%	109.0%
Risk-free interest rate	0.875%	1.375%
Exercise price	$1.25	$2.00
Stock price	$0.90	$0.90
Fair value per warrant	$0.45	$0.41

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

Series B Convertible Preferred Stock

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  The second tranche closed on March 18, 2010 for the sale of 26,672 Series B Units with gross proceeds of $501,434.  Each Series B Unit consists of (i) one share of Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for warrants issued in November 2009 and at an exercise price of $28.80 for warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (the “Series B Warrant”).

In connection with the Series B Private Placements, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

The proceeds from the sale of each Series B Unit was allocated between the Series B Convertible Preferred Stock and the Series B Warrant based on the relative estimated fair value of each security.  The estimated fair value of the Series B Warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $419,624 to the total warrants issued for the first tranche closed in 2009.  The allocation of the gross proceeds to the Series B Convertible Preferred Stock was $746,709 for the first tranche closed in 2009.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $140,449 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the Series B Convertible Preferred Stock and Series B Warrants issued in the first tranche closing.  The $140,449 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series B Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on November 17, 2009 issuable upon conversion of the Series B Convertible Preferred Stock from the fair market value of the Series B Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series B Convertible Preferred Stock and Series B Warrants.

Each share of Series B Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series B Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the December 31, 2009 dividend.

Each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series B Conversion Ratio”).  Each share of Series B Convertible Preferred Stock will automatically be converted into shares of common stock at the Series B Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the applicable tranche of the Series B Private Placement, the common stock trades on the Nasdaq Capital Market (or other primary trading market or exchange on which the common stock is then traded) at a price equal to 3/10 of the Series B Purchase Price, or $5.64, for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to 3/10 of the Series B Purchase Price, or $5.64, with aggregate gross proceeds to the Company of not less than $10 million.  Unless waived under certain circumstances by the holder of the Series B Convertible Preferred Stock, such holder’s Series B Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

The holders of Series B Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except that the holders of Series B Convertible Preferred Stock may vote separately as a class on any matters that would amend, alter or repeal any provision of our Restated Articles of Organization, as amended, in a manner that adversely affects the powers, preferences or rights of the Series B Convertible Preferred Stock and such holders may also vote on any matters required by law.

At any time after February 12, 2014, upon 30 days written notice, we have the right to redeem the outstanding shares of Series B Convertible Preferred Stock at a price equal to the Series B Purchase Price, plus all accrued and unpaid dividends thereon.  The redemption price may be paid in two annual installments.  The Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with redemption.

Series B Warrants

The Series B Warrants issued in November 2009 have an exercise price equal to $23.80 and the Series B Warrants issued in March 2010 have an exercise price equal to $28.80, in each case with a term expiring on August 11, 2011.  The Series B Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the Series B Warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The Series B Warrant exercise price and/or number of shares issuable upon exercise of the Series B Warrant will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Series B Warrants.

Subject to the terms and conditions of the Series B Warrants, the Company has the right to call for cancellation of the Series B Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds 5/20 of the Series B Purchase Price, or $4.70, for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

In connection with the Series B Private Placement on November 18, 2009, we issued warrants to our placement agent to purchase 3,665 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.  The Series B Warrants and placement agent warrants issued in November 2009 were valued based on a Black-Scholes pricing model at the date of the grant.  The Series B warrants issued in November 2009 were granted with an exercise price of $2.38 per share of common stock and the placement agent warrants issued in November 2009 were granted with an exercise price of $2.88 per share of common stock.  The Series B Warrants and placement agent warrants vested immediately.  The relative fair value of the Series B Warrants was calculated to be $419,624 and a non-cash charge of $1.1 million was recorded to Stockholders’ Equity in the fourth quarter of 2009.  The assumptions for the Black-Scholes pricing model are represented in the table below for both warrants.

Assumptions	Preferred	Placement Agent
Expected life (in months)	21.0	33.0
Expected volatility	142.0%	119.0%
Risk-free interest rate	1.000%	1.380%
Exercise price	$2.38	$2.88
Fair value per warrant	$0.80	$0.80

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

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

Stock Options

On June 16, 2005, our stockholders approved our 2005 Equity Incentive Plan (the “Plan”), pursuant to which an aggregate of 1,000,000 shares of our common stock was reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  On September 25, 2008, our stockholders approved an amendment to the Plan pursuant to which the number of shares reserved for issuance upon exercise of stock options or other equity awards made under the Plan was increased from 1,000,000 shares to 1,500,000 shares. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of December 31, 2009, options to acquire 1,325,500 shares are outstanding under the Plan.

As of December 31, 2009, options to acquire 239,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

The following tables summarize information concerning options outstanding and exercisable:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2007	1,120,500	$3.45	-		1,120,500	691,166
Granted	231,500	2.94	-	-	231,500
Exercised	(3,000)	3.25	-	-	(3,000)
Expired	(1,500)	3.25	-	-	(1,500)
Forfeited	(125,001)	4.01	-	-	(125,001)
Balance outstanding, 12/31/2008	1,222,499	$3.30	-		1,222,499	932,334
Granted	485,000	0.82	3,846,640	$1.78	4,331,640
Exercised	-		(40,000)	1.25	(40,000)
Expired	(5,000)	4.25	-	-	(5,000)
Forfeited	(137,999)	3.40	-	-	(137,999)
Balance outstanding, 12/31/2009	1,564,500	$2.52	3,806,640	$1.78	5,371,140	4,955,152

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77 - $2.70	704,000	6.9	$1.25	392,346	5.2	$1.61
2.71 - 3.08	319,500	5.2	2.93	283,166	4.7	2.95
3.09 - 3.95	302,000	6.4	3.67	276,000	6.3	3.69
3.96 - 5.93	239,000	7.1	4.24	197,000	6.9	4.21
$0.77 - $5.93	1,564,500	6.5	$2.52	1,148,512	5.7	$2.89

Sale of Common Stock

In connection with a private placement of 126,750 shares of common stock (the “Shares”) at a price of $5.00 per share in November 2007, we agreed to prepare and file a Registration Statement on Form S-3 (the “Registration Statement”) covering the resale of the Shares, and to use our commercially reasonable efforts to cause such Registration Statement to be declared effective as promptly as possible after the filing thereof and to keep the Registration Statement continuously effective under the Securities Act until all shares covered by such Registration Statement have been sold, or may be sold without volume restrictions pursuant to Rule 144 (or any successor Rule under the Securities Act).   The Registration Statement was declared effective by the SEC on January 22, 2008.

(9)  Subsequent Events

We performed a review of events subsequent to the balance sheet date through March 31, 2010, the date the financial statements were issued.

Commitments

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We will pay $5,000 per month for the use of these facilities.

Series B Convertible Preferred Stock

On March 18, 2010, we sold an aggregate of 26,672 Series B Units for a purchase price of $18.80 per unit, resulting in gross proceeds to us of $501,434.  This is the second tranche of the $2.5 million Series B Private Placement.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009

In connection with the closing of the second tranche of the Series B Private Placement, we paid a finder’s fee of $31,571, plus warrants to purchase 1,679 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.  The investor relations firm provided us consulting on general corporate financial matters.  The warrants were issued and sold without registration under the Securities Act, in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act.  The Company based such reliance upon representations made to it by the investor relations firm, including, but not limited to, representations as to such firm’s status as an “accredited investor” (as defined in Rule 501(a) under Regulation D) and such firm’s investment intent.  The securities were not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under Regulation D) and may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

Also on November 18, 2009, we issued 16,000 shares of our common stock and on or about March 31, 2010, we issued 12,000 shares of our common stock, to another investor relations firm, in each case in exchange for consulting services provided to us by such firm.  The investor relations firm provided us consulting on general corporate financial matters.  The shares of common stock issued in November 2009 were issued and sold without registration under Section 4(2) of the Securities Act, for transactions not involving a public offering.  The shares of common stock issued in March 2010 were issued and sold without registration under the Securities Act, in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act.  The Company based such reliance upon representations made to it by the investor relations firm, including, but not limited to, representations as to such firm’s status as an “accredited investor” (as defined in Rule 501(a) under Regulation D) and such firm’s investment intent.  The securities were not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under Regulation D) and may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and other persons performing similar functions. A copy of the code of ethics is posted on, and may be obtained free of charge from our Internet website at http://www.pressurebiosciences.com.   If we make any amendments to this Code of Ethics or grant any waiver, including any implicit waiver, from a provision of this Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer, controller, or other persons performing similar functions, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a Current Report on Form 8-K.

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

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2009 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,564,500	$2.52	174,500

Includes the following plans: 1999 Non-Qualified Stock Option Plan and 2005 Equity Incentive Plan.

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

PART IV
ITEM 15.	EXHIBITS.

Exhibit No.		Reference
3.1	Restated Articles of Organization of the Company	A-3.1**
3.2	Articles of Amendment to Restated Articles of Organization of the Company	B-3.1**

3.3	Articles of Amendment to Restated Articles of Organization of the Company, as amended	O-3.1**
3.4	Amended and Restated Bylaws of the Company	A-3.2**
3.5	Amendment to Amended and Restated Bylaws of the Company	C-3.3**
4.1	Specimen Certificate for Shares of the Company’s Common Stock	D-4.1**
4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1 and 3.2)	A-3.1 & 3.2**
4.3	Rights Agreement dated as of February 27, 2003 between the Company and Computershare Trust Company, Inc.	E-4**
4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between the Company and Computershare Trust Company, Inc.	F-4**
4.5	Securities Purchase Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.9**
4.6	Registration Rights Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.10**
4.7	Securities Purchase Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.1**
4.8	Form of 15 Month Preferred Stock Warrant	L-4.2**

4.9	Form of 30 Month Common Stock Warrant	L-4.4**

4.10	Registration Rights Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.5**
4.11	Securities Purchase Agreement dated November 18, 2009 between the company and the purchasers named therein	O-4.1
4.12	Registration Rights Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.2
4.13	Series B Preferred Stock Warrant	O-4.3

Exhibit No.		Reference
10.2	1999 Non-Qualified Stock Option Plan*	H**
10.3	1999 Employee Stock Purchase Plan*	H**
10.4	2005 Equity Incentive Plan.*	I-99.1**
10.5	Amendment No. 1 to 2005 Equity Incentive Plan*	M-10.1**
10.6	Description of Compensation for Certain Directors*	N-10.7**
10.7	Severance Agreement between the registrant and Richard T. Schumacher*	N-10.6**
10.8	Form of Severance Agreement including list of officers to whom provided*	N-10.7**
10.10	Consent Agreement, dated May 29, 2007, by and among the registrant, PBI Source Scientific, Inc., Source Scientific, LLC, BIT Analytical Instruments, Inc., Richard W. Henson and Bruce A. Sargeant.	J-10.1**
10.11	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F-1**
10.12	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.11**
10.13	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.12**
10.14	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.13**
10.16	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	K-10.1**
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*Management contract or compensatory plan or arrangement.
**Previously filed as follows.

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

J	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2007.
K	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.
L	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2009.

M	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2008.
N	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2008.
O	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 19, 2009..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/ Richard T. Schumacher	President, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2010
Richard T. Schumacher

/s/ R. Wayne Fritzsche	Director and Chairman of the Board	March 31, 2010
R. Wayne Fritzsche

/s/ J. Donald Payne	Director	March 31, 2010
J. Donald Payne

/s/ Calvin A. Saravis, Ph.D.	Director	March 31, 2010
Calvin A. Saravis, Ph. D.

/s/ Alan D. Rosenson	Director	March 31, 2010
Alan D. Rosenson