Form 10-Q
period 2010-03-31
PRESSURE BIOSCIENCES INC
filed 2010-05-17
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010   or

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

☐ Yes        ☒ No

The number of shares outstanding of the Issuer’s common stock as of April 28, 2010 was 2,406,311.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	1

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4T. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 6. Exhibits	26

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,617,714	$1,609,778
Restricted cash	20,012	20,012
Accounts receivable, net of allowances of $17,020 at March 31, 2010 and $8,400 at December 31, 2009	217,991	203,211
Inventories	576,133	638,350
Deposits	344,747	182,010
Prepaid income taxes	1,442	3,176
Prepaid expenses and other current assets	95,981	86,563
Total current assets	2,874,020	2,743,100
PROPERTY AND EQUIPMENT, NET	241,702	249,465

OTHER ASSETS
Intangible assets, net	218,868	231,026
TOTAL ASSETS	$3,334,590	$3,223,591

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$426,413	$148,087
Accrued employee compensation	153,327	105,824
Accrued professional fees and other	217,733	271,926
Deferred revenue	5,266	8,058
Total current liabilities	802,739	533,895
LONG TERM LIABILITIES
Deferred revenue	986	1,609
TOTAL LIABILITIES	803,725	535,504

COMMITMENTS AND CONTINGENCIES ( Note 4 )

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 313,960 designated shares; 174,440 shares issued and outstanding on March 31, 2010 and 152,213 shares on December 31, 2009 (Liquidation value of $2,006,060)	1,745	1,523
Series B convertible preferred stock, $.01 par value; 279,256 designated shares; 88,711 shares issued and outstanding on March 31, 2010 and 62,039 shares on December 31, 2009 (Liquidation value of $1,667,767)	887	620
Common stock, $.01 par value; 20,000,000 shares authorized; 2,394,311 shares issued and outstanding on March 31, 2010 and 2,328,426 shares issued and outstanding on December 31, 2009	23,943	23,284
Warrants to acquire preferred stock and common stock	1,452,878	1,352,165
Additional paid-in capital	10,153,875	9,297,115
Accumulated deficit	(9,102,463)	(7,986,620)
Total stockholders' equity	2,530,865	2,688,087
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,334,590	$3,223,591

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUE:
PCT Products, services, other	$189,150	$222,142
Grant revenue	101,663	84,620
Total revenue	290,813	306,762

COSTS AND EXPENSES:
Cost of PCT products and services	87,103	140,243
Research and development	294,141	307,224
Selling and marketing	282,578	278,416
General and administrative	538,422	430,790
Total operating costs and expenses	1,202,244	1,156,673

Operating loss	(911,431)	(849,911)

Interest income	106	2,403

Loss before income taxes	(911,325)	(847,508)
Income tax refund	-	623,262
Net loss	(911,325)	(224,246)
Accrued and deemed dividends on convertible preferred stock	(256,524)	(501,425)
Net loss applicable to common shareholders	$(1,167,849)	$(725,671)

Net loss per share attributable to common stockholders - basic and diluted	$(0.49)	$(0.33)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,394,311	2,195,283

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(911,325)	$(224,246)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	49,981	49,430
Stock-based compensation expense	94,736	145,903
Bad debt expense	8,620	55,600

Changes in operating assets and liabilities:
Restricted cash	-	30,000
Accounts receivable	(23,400)	(13,880)
Inventories	62,217	(250,672)
Deposits	(162,737)	366,764
Income tax receivable	-	(623,262)
Accounts payable	278,326	51,515
Accrued employee compensation	47,503	(58,910)
Deferred revenue and other accrued expenses	(55,733)	59,550
Prepaid expenses and other current assets	(7,684)	162,253
Net cash used in operating activities	(619,496)	(249,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(30,060)	(47,492)
Net cash used in investing activities	(30,060)	(47,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock warrant exercise	191,625	-
Net proceeds from the issuance of preferred stock	465,867	1,567,924
Net cash provided by financing activities	657,492	1,567,924

Change in cash and cash equivalents	7,936	1,270,477
Cash and cash equivalents, beginning of period	1,609,778	868,208
Cash and cash equivalents, end of period	$1,617,714	$2,138,685

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$-
Issuance of common stock for dividends paid-in-kind	52,006	-
Issuance of preferred stock warrants for services	18,122	-
Beneficial conversion feature on convertible preferred stock	154,389	489,803

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2010, we had working capital resources of approximately $2 million.  Subsequent to March 31, 2010, pursuant to a warrant call notice, 15-Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised for gross proceeds to the Company of $1,229,650, before deducting expenses associated with the warrant call notice.  See Note 6.  Based on our current projections, we believe our current cash resources, which include the funds we received from these warrant exercises, are sufficient to fund our normal operations through the first quarter of 2011.

We believe we will need substantial additional capital to fund our operations in periods beyond the first quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

3)	Summary of Significant Accounting Policies

FASB Codification

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets GAAP that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.  Prior FASB standards like FASB Statement No. 13, Accounting for Leases, are no longer being issued by the FASB.  For further discussion of the Codification see “FASB Codification Discussion” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (commonly referred to as MD&A) elsewhere in this report.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are made in projecting future cash flows to quantify impairment of assets, deferred tax assets and the costs associated with fulfilling our warranty obligations for the instruments that we sell, in our calculation of fair value of stock options awarded, and our allocation of the proceeds from our equity financings between the preferred stock and warrants sold.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

In accordance with FASB ASC 840, Leases, we account for our lease agreements under the operating method.  We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument.  The depreciation expense associated with assets under lease agreements is included in the “Cost of PCT products and services” line item in our consolidated statements of operations.  Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made.  We pay all maintenance costs associated with the instrument during the term of the leases.

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award.

Our transactions sometimes involve multiple elements (i.e., products and services).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25, Multiple-Element Arrangements.  Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by vendor specific objective evidence (“VSOE”), and recognized at the time of delivery. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts and, to the extent VSOE is established, these service revenues are recognized ratably over the life of the contract, which is generally one to four years.

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  As of March 31, 2010, we held $20,000 in a restricted account as collateral for our corporate credit card and therefore classified this balance as restricted cash on our consolidated balance sheet.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

Research and Development

Research and development costs, which are comprised of costs incurred in performing research and development activities - including wages and associated employee benefits, facilities, consumable products and overhead costs - are expensed as incurred. Our research and development activities are performed at our facility in Massachusetts in conjunction with our collaboration partner sites.  In support of our research and development activities, we utilize our Barocycler instruments that are capitalized as fixed assets and depreciated over their expected useful lives.

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  As of March 31, 2010, the recorded cost of all categories was less than the recent sales price.  The composition of inventory as of March 31, 2010 and December 31, 2009 is as follows:

	March 31,	December 31,
	2010	2009
Raw materials	$101,148	$92,453
Finished goods	474,985	545,897
Total	$576,133	$638,350

Our finished goods inventory as of March 31, 2010 included 39 Barocycler instruments.  Our finished goods inventory as of December 31, 2009 included 44 Barocycler instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes total book value of $146,030 relating to Barocycler instruments held under lease or collaboration.

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  As of March 31, 2010, no event has come to our attention that would cause us to record an impairment of intangible assets.

Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Top Five Customers	78%	67%
Federal Agencies	36%	28%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Top Five Customers	78%	62%
Federal Agencies	24%	12%

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

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive.  The loss per share for the three months ended March 31, 2009 reflects $11,622 accrued dividends on preferred stock and a deemed dividend of $489,803, which were not shown previously in the loss per share calculation in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 15, 2009.

The following table illustrates our computation of loss per share for the three months ended March 31, 2010 and 2009:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

	For the Three Months Ended
	March 31,
	2010	2009
Numerator:
Net loss	$(911,325)	$(224,246)
Accrued preferred stock dividend	(50,129)	(11,622)
Beneficial conversion feature for Series B Preferred Stock	(154,389)	(489,803)
Series A Preferred dividends paid-in-kind	(44,963)	-
Series B Preferred dividends paid-in-kind	(7,043)	-
Net loss applicable to common shareholders	$(1,167,849)	$(725,671)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,394,311	2,195,283

Loss per common share - basic and diluted	$(0.49)	$(0.33)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive.  The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.

	March 31,
	2010	2009
Stock options	1,019,500	5,352
Common stock warrants	1,619,800	1,569,800
Preferred stock warrants	2,025,770	1,569,800
Convertible preferred stock:
Series A Convertible Preferred	1,744,400	1,569,800
Series B Convertible Preferred	887,110	-
	7,296,580	4,714,752

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

Forfeitures - As required by FASB ASC 718, Compensation-Stock Compensation, the Company records stock-based compensation expense only for those awards that are expected to vest.  Specifically, the provisions of FASB ASC 718 require that the Company estimates the forfeiture rate and adjust the expense that it recognizes to reflect the estimated number of stock options that will go unexercised.  The Company estimated a forfeiture rate of 5% for awards granted based on historical experience and future expectations of options vesting.

We recognized stock-based compensation expense of $94,736 and $145,903 for the three months ended March 31, 2010 and 2009, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, March 31,
	2010	2009
Research and development	$18,247	$52,972
Selling and marketing	17,175	21,208
General and administrative	59,314	71,723
Total stock-based compensation expense	$94,736	$145,903

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

Advertising

Advertising costs are expensed as incurred.  During the three months ended March 31, 2010, we incurred $11,993 in advertising expenses but in the same period last year, we did not incur significant advertising expenses.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

Rent Expense

Rental costs are expensed as incurred.  During the three months ended March 31, 2010 and 2009, we incurred $31,916 and $24,573, respectively in rent expense for the use of our corporate office and research and development facilities.

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

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We are paying $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2010 and 2009, we incurred $6,524 and $8,827, respectively in royalty expense associated with our obligation to BMA.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.

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

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of March 31, 2010, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 174,440 shares are issued and outstanding, and 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 88,711 shares are issued and outstanding.

Series A Convertible Preferred Stock

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit (the “Series A Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  Each Series A Unit consisted of  (i) one share of Series A Convertible Preferred Stock convertible into 10 shares of our common stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15-Month Series A Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30-Month Common Stock Warrants”).  We did not pay any placement fees associated with this transaction but the expenses related to the offering totaled approximately $233,000.

The proceeds from the sale of each Series A Unit was allocated between the Series A Convertible Preferred Stock, the 15-Month Series A Preferred Stock Warrant and the 30-Month Common Stock Warrant based on the relative estimated fair value of each security.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $882,253 to the total warrants issued.  The allocation of the gross proceeds to the Series A Convertible Preferred Stock was $923,017.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $489,803 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $489,803 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series A Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on February 12, 2009 issuable upon conversion of the Series A Convertible Preferred Stock from the fair market value of the Series A Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series A Convertible Preferred Stock and warrants.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

Each share of Series A Convertible Preferred Stock receives a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (as described below) will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the June 30, 2009 dividend and the December 31, 2009 dividend.

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

15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants

The 15-Month Series A Preferred Stock Warrants had an exercise price equal to $12.50 per share, with a term expiring on May 12, 2010.  Each of the 15-Month Series A Preferred Stock Warrants were exercised in connection with the warrant call described in Note 6 and, therefore, there are no longer any 15-Month Series A Preferred Stock Warrants outstanding.  The 30-Month Common Stock Warrants have an exercise price equal to $2.00 per share, with a term expiring on August 12, 2011. Unless waived under certain circumstances by the holder of the 30-Month Common Stock Warrant, such holder’s 30-Month Common Stock Warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.

Each of the 15-Month Series A Preferred Stock Warrants permitted, and each of the 30-Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant are subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.  As a result of the issuance of Common Stock in connection with dividends paid on the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the 30-Month Common Stock Warrants has been adjusted from $2.00 to $1.94 (the “New Exercise Price”) to prevent dilution.  The number of shares for which the 30-Month Common Stock Warrants are exercisable is equal to the original per share exercise price of the Warrant, prior to any adjustment, divided by the New Exercise Price, multiplied by the original number of Warrant Shares.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

Subject to the terms and conditions of the applicable warrants, the Company had the right to call for cancellation of the 15-Month Series A Preferred Stock Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equaled or exceeded $1.75 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.  Pursuant to these provisions, on March 30, 2010, the Company called all of the 15-Month Series A Preferred Stock Warrants.  See Note 6.

Subject to the terms and conditions of the 30-Month Common Stock Warrant, the Company has the right to call for cancellation the 30-Month Common Stock Warrant if the volume weighted average price for our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds $2.80 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

The warrants granted in connection with the Series A Units were valued based on a Black-Scholes pricing model at the date of the grant.  The 15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants were granted with an exercise price of $1.25 per share of Series A Convertible Preferred Stock and $2.00 per share of common stock, respectively.  The 15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants vested immediately.  The relative fair value of the warrants was calculated to be $882,253 and was recorded to Stockholders’ Equity in the first quarter of 2009.  The assumptions for the Black-Scholes pricing model are represented in the table below.

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

The proceeds from the sale of each Series B Unit were allocated between the Series B Convertible Preferred Stock and the Series B Warrant based on the relative estimated fair value of each security.  The estimated fair value of the Series B Warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $592,685 to the total warrants issued for both tranches.  The allocation of the gross proceeds to the Series B Convertible Preferred Stock was $1,075,083 for both tranches.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $294,838 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the Series B Convertible Preferred Stock and Series B Warrants issued in both tranches.  The $294,838 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series B Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on the date of the placement closing issuable upon conversion of the Series B Convertible Preferred Stock from the fair market value of the Series B Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series B Convertible Preferred Stock and Series B Warrants.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

In connection with the Series B Private Placement on March 18, 2010, we issued warrants to our placement agent to purchase 1,679 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.  The Series B Warrants and placement agent warrants were valued based on a Black-Scholes pricing model at the date of the grants.  The Series B Warrants and placement agent warrants vested immediately.  The relative fair value of the Series B Warrants was calculated to be $173,060 and was recorded to Stockholders’ Equity.  The assumptions for the Black-Scholes pricing model are represented in the table below for the warrants issued in both tranches.  The assumptions for the placement agent show the range of values for both tranches.

Assumptions	Preferred warrants	Placement Agent
Expected life (in months)	17.0	33.0
Expected volatility	146.4%	125.0%
Risk-free interest rate	1.000%	1.000%
Exercise price	$2.88	$2.88
Fair value per warrant	$0.95	$1.08

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,500,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.

As of March 31, 2010, options to acquire 1,325,500 shares were outstanding under the Plan with 174,500 shares available for future grant under the Plan.  As of March 31, 2010, options to acquire 239,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

As of March 31, 2010, 108,522 of the 15-Month Series A Preferred Stock Warrants were outstanding and 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 94,055 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.

The following tables summarize information concerning common stock issuable upon the exercise of outstanding stock options and warrants to acquire either common stock or preferred stock convertible into common stock:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2008	1,222,499	$3.30	-		1,222,499	932,334
Granted	485,000	0.82	3,846,640	1.78	4,331,640
Exercised	-		(40,000)	1.25	(40,000)
Expired	(5,000)	4.25	-	-	(5,000)
Forfeited	(137,999)	3.40	-	-	(137,999)
Balance outstanding, 12/31/2009	1,564,500	$3.30	3,806,640	$1.78	5,371,140	4,955,152
Granted	-	-	283,510	2.88	283,510
Exercised	-	-	(444,580)	1.25	(444,580)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 3/31/2010	1,564,500	$2.52	3,645,570	$1.93	5,210,070	5,019,076

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise	Number of	Contractual	Exercise	Number of	Contractual	Exercise
Prices	Options	Life	Price	Options	Life	Price
$0.77 - $2.70	704,000	6.7	$1.25	575,673	6.3	$1.34
2.71 - 3.08	319,500	4.9	2.93	283,166	4.5	2.95
3.09 - 3.95	302,000	6.2	3.67	302,000	6.2	3.67
3.96 - 5.93	239,000	6.9	4.24	212,667	6.8	4.22
$0.77 - $5.93	1,564,500	6.3	$2.52	1,373,506	6.0	$2.63

During the three months ended March 31, 2009, the total fair value of stock options awarded was $251,730.  We did not grant employee stock options during the three months ended March 31, 2010.

As of March 31, 2010, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $163,051.  The non-cash, stock based compensation expense associated with the vesting of these options is expected to be $122,487 in 2010 and $40,564 in 2011.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued.

15-Month Series A Preferred Stock Warrant Call

On March 30, 2010, the Company called for cancellation of any 15-Month Series A Preferred Stock Warrants that remained unexercised as of April 28, 2010.  In connection with this warrant call, 15-Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for gross proceeds to the Company of $1,229,650, before deducting expenses associated with the warrant call notice.  15-Month Series A Preferred Stock Warrants to purchase an additional 10,150 shares of Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Preferred Stock.  Pursuant to the terms of the 15-Month Series A Preferred Stock Warrants, upon exercise of such warrants, the holders became entitled to receive an aggregate of 62,181 shares of common stock in payment of dividends on the Series A Convertible Preferred Stock paid on June 30, 2009 and December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations through the first quarter of 2011;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	Theamount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-
the potential applications for PCT in, and the demonstration of proof-of-concept of PCT for, sample preparation, pathogen inactivation, protein purification, control of chemical reactions and immunodiagnostics, among others;

-	availability of additional income tax benefits relating to carry-backs to prior periods;
-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts;
-	expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our company.

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

RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as those discussed elsewhere in this Report, including the following:

We will require additional capital to further develop our pressure cycling technology products and services and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations.  As of March 31, 2010, we had working capital resources of approximately $2 million.  Subsequent to March 31, 2010, pursuant to a warrant call notice, 15 Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised for gross proceeds to the Company of $1,229,650, before deducting expenses associated with the warrant call notice.  Based on our current projections, we believe our current cash resources, which include the funds we received from these warrant exercises, are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.  We believe we will need substantial additional capital to fund our operations in periods beyond the first quarter of 2011

We will need additional capital sooner than we currently expect if we experience unforeseen costs or expenses, unanticipated liabilities or delays in implementing our business plan, developing our products and achieving commercial sales. We also believe that we will need substantial capital to accelerate the growth and development of our pressure cycling technology products and services in the sample preparation area, as well as for applications in other areas of life sciences. Our capital requirements will depend on many factors, including but not limited to:

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

To satisfy our potential capital requirements to cover the cost of the development and commercialization of our pressure cycling technology products and services relating to sample preparation and other life science applications, we expect to raise additional funds in the public or private capital markets.  We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

•	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our stock;
•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products;
•	implement additional cost reduction initiatives; or
•	limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business

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

We qualify all of our forward-looking statements by these cautionary statements. You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of the filing date of this Quarterly Report on Form 10-Q, we are in compliance with the continued listing standards of the NASDAQ Capital Market.  However, we cannot guarantee that we will continue to meet the standards for listing in the future.  Upon delisting from the NASDAQ Capital Market, our common stock would be traded on the over-the-counter bulletin board (“OTC”). OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks. Accordingly, delisting from the NASDAQ Capital Market could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2010, we had working capital resources of approximately $2 million.  Subsequent to March 31, 2010, pursuant to a warrant call notice, 15 Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised for gross proceeds to the Company of $1,229,650, before deducting expenses associated with the warrant call notice.  Based on our current projections, we believe our current cash resources, which include the funds we received from these warrant exercises, are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

We believe we will need substantial additional capital to fund our operations in periods beyond the first quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 138 Barocycler instruments.  Our customers include researchers at academic laboratories, government agencies and biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	YTD 2010
Installed units	5	8	20	41	54	10

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Revenue

We recognized revenue of $290,813 for the three months ended March 31, 2010, as compared to $306,762 for the same period in the prior year.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $189,150 for the three months ended March 31, 2010 as compared to $222,142 for the same period in the prior year.  During both first quarters of 2010 and 2009, we completed the installation of ten Barocycler instruments.

	For the Three Months Ended
	March 31,
	2010	2009
Domestic	10	7
International	-	3
Total Installations	10	10

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

Grant Revenue. During the three months ended March 31, 2010 and 2009, we recorded $101,663 and $84,620 of grant revenue, respectively.  We completed the SBIR Phase I grant this quarter and received a new SBIR Phase I grant from another federal agency for approximately $100,000 effective March 30, 2010.  We expect grant revenues to remain consistent over the next several quarters as the amount of time and expense incurred in connection with the grants continues.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $87,103 for the three months ended March 31, 2010 compared to $140,243 for the comparable period in 2009.  The decrease in the cost of PCT products and services as a percentage of PCT revenue was due primarily to two factors: (a) sales of three Barocycler units to our international distributors at distributor discounted prices in the prior year and (b) increased rental rates this year on Barocycler leases.  Our gross profit margin increased to 54% for the three months ended March 31, 2010, as compared to 37% for the three months ended March 31, 2009.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $294,141 in the first quarter of 2010 as compared to $307,224 in the same period in 2009.  This steady trend reflects consistent efforts on a number of R&D projects we are currently funding.

Research and development expense recognized in the first quarters of 2010 and 2009 included $18,247 and $52,972 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased slightly to $282,578 for the three months ended March 31, 2010 from $278,416 for the comparable period in 2009.

During the first quarter of 2010 and 2009, selling and marketing expense included $17,175 and $21,208 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $538,422 for the three months ended March 31, 2010 as compared to $430,790 for the comparable period in 2009, an increase of $107,632 or 25%.  The increase is due to patent filing activities and investor relations.

During the first quarter of 2010 and 2009, general and administrative expense included $59,314 and $71,723 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $911,431 for the three months ended March 31, 2010 as compared to $849,911 for the comparable period in 2009, an increase of $61,520 or 7%.

Interest Income

Interest income totaled $106 for the three months ended March 31, 2010 as compared to interest income of $2,403 in the prior year period.

Income Taxes

During the first quarter of 2010, we did not record a benefit for income taxes.  In the quarter ended March 31, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.

Net Loss

During the first quarter of 2010, we recorded a net loss to common shareholders of $1,167,849 or $(0.49) per share, as compared to $725,671 or $(0.33) per share in the first quarter of 2009.  Our net loss in the first quarter of 2010 increased from the corresponding net loss of the first quarter of 2009 because the prior quarter net loss includes the income tax benefit of $623,262.  The difference between net loss applicable to common shareholders and net loss relates to the beneficial conversion calculation associated with the intrinsic value of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2010, our working capital position was $2,071,281 the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses.  As of December 31, 2009, our working capital position was $2,209,205.

On March 18, 2010, we sold an aggregate of 26,672 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in net proceeds to us of $465,867.  An initial tranche of Series B Units was sold in November 2009.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $28.80 per share with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 8 to our Consolidated Financial Statement in the Annual Report on Form 10-K for the year ended December 31, 2009 for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

In connection with the warrant call notice issued on March 30, 2010, 15 Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for net proceeds to the Company of $191,625 in March 2010 and $1,229,650 in April 2010, before deducting expenses associated with the warrant call notice.  Warrants to purchase an additional 10,150 shares of Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Preferred Stock.

As of March 31, 2010, we had working capital resources of approximately $2 million.  Based on our current projections, we believe our current cash resources, which include the funds we received from the Series A Preferred Stock Warrant exercise in April 2010, are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

We believe we will need substantial additional capital to fund our operations in periods beyond the first quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2010 was $619,496 as compared to $249,955 for the three months ended March 31, 2009.  The increase in cash used in operations in 2010 as compared to 2009 is principally the second deposit paid to our supplier for Barocycler inventory and corporate activities.

Net cash used in investing activities for the three months ended March 31, 2010 was $30,060 as compared to cash used of $47,492 for the same period in the prior year.  During the three months of 2010, we purchased tooling and installed Barocycler instruments under collaboration or lease agreements while selling one demonstration unit.  Cash used in investing activities during the three months of 2009 was for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities for the three months ended March 31, 2010 was $657,492 as compared to cash provided for the same period in the prior year was $1,567,924.  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with net proceeds of $465,867.  Each Series B Unit consists of (i) one share of Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $28.80 per share with a term expiring on August 11, 2011 (“Series B Warrant”).

During the three months ended March 31, 2010, 15 Month Series A Preferred Stock Warrants to purchase 15,330 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for net proceeds to the Company of $191,625.

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

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We are paying $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2010 and 2009, we incurred $6,524 and $8,827, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.

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

The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13.  ASU 2009-13 amends existing revenue guidance related to revenue arrangements with multiple deliverables to allow the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

PRESSURE BIOSCIENCES, INC.

Date: May 17, 2010	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)