Form 10-Q
period 2010-06-30
PRESSURE BIOSCIENCES INC
filed 2010-08-16
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010   or

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
☐Yes ☐ No

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
☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of June 30, 2010 was 2,621,824.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4T. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 6. Exhibits	29

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,677,354	$1,609,778
Restricted cash	20,012	20,012
Short-term investments	248,000	-
Accounts receivable, net of allowances of $26,820 at June 30, 2010
and $8,400 at December 31, 2009	274,909	203,211
Inventories	830,233	638,350
Deposits	189,250	182,010
Prepaid income taxes	1,442	3,176
Prepaid expenses and other current assets	71,271	86,563
Total current assets	3,312,471	2,743,100
PROPERTY AND EQUIPMENT, NET	222,425	249,465

OTHER ASSETS
Intangible assets, net	206,710	231,026
TOTAL ASSETS	$3,741,606	$3,223,591

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$355,565	$148,087
Accrued employee compensation	131,433	105,824
Accrued professional fees and other	176,331	271,926
Deferred revenue	19,649	8,058
Total current liabilities	682,978	533,895
LONG TERM LIABILITIES
Deferred revenue	11,510	1,609
TOTAL LIABILITIES	694,488	535,504
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 313,960 designated shares;
266,492 shares issued and outstanding on June 30, 2010 and 152,213 shares on
December 31, 2009 (Liquidation value of $3,064,658)	2,665	1,523
Series B convertible preferred stock, $.01 par value; 279,256 designated shares;
88,711 shares issued and outstanding on June 30, 2010 and 62,039 shares on
December 31, 2009 (Liquidation value of $1,667,767)	887	620
Common stock, $.01 par value; 20,000,000 shares authorized; 2,621,824 shares issued and outstanding on June 30, 2010 and 2,328,426 shares issued and
outstanding on December 31, 2009	26,218	23,284
Warrants to acquire preferred stock and common stock	1,132,675	1,352,165
Additional paid-in capital	11,911,626	9,297,115
Accumulated deficit	(10,026,953)	(7,986,620)
Total stockholders' equity	3,047,118	2,688,087
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,741,606	$3,223,591

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE:
PCT Products, services, other	$283,382	$159,202	$472,532	$381,344
Grant revenue	118,722	111,179	220,385	195,799
Total revenue	402,104	270,381	692,917	577,143

COSTS AND EXPENSES:
Cost of PCT products and services	126,972	90,820	214,075	231,063
Research and development	304,143	315,046	598,284	622,270
Selling and marketing	294,275	252,464	576,853	530,880
General and administrative	474,381	427,384	1,012,803	858,174
Total operating costs and expenses	1,199,771	1,085,714	2,402,015	2,242,387
Operating loss	(797,667)	(815,333)	(1,709,098)	(1,665,244)

Interest income	1,016	1,284	1,122	3,687

Loss before income taxes	(796,651)	(814,049)	(1,707,976)	(1,661,557)
Income tax refund	-	-	-	623,262
Net loss	(796,651)	(814,049)	(1,707,976)	(1,038,295)
Accrued and deemed dividends on convertible preferred stock	(127,839)	(33,880)	(384,363)	(523,683)
Net loss applicable to common shareholders	$(924,490)	$(847,929)	$(2,092,339)	$(1,561,978)

Net loss per share attributable to common stockholders - basic and diluted	$(0.35)	$(0.39)	$(0.80)	$(0.71)
Weighted average common stock shares outstanding used in the basic
and diluted net loss per share calculation	2,621,291	2,195,283	2,615,557	2,195,283

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,707,976)	$(1,038,295)
Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	99,904	94,679
Stock-based compensation expense	145,103	252,861
Bad debt expense	18,420	55,600
Changes in operating assets and liabilities:
Restricted cash	-	30,000
Short-term investments	(248,000)	-
Accounts receivable	(90,118)	(2,823)
Inventories	(191,883)	(179,234)
Deposits	(7,240)	368,364
Income tax receivable	-	(623,262)
Accounts payable	207,478	(64,009)
Accrued employee compensation	25,609	(8,281)
Deferred revenue and other accrued expenses	(39,341)	59,843
Prepaid expenses and other current assets	17,026	172,373
Net cash used in operating activities	(1,771,018)	(882,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(48,548)	(64,932)
Net cash used in investing activities	(48,548)	(64,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock warrant exercise	1,421,275	-
Net proceeds from the issuance of preferred stock	465,867	1,567,923
Net cash provided by financing activities	1,887,142	1,567,923

Change in cash and cash equivalents	67,576	620,807
Cash and cash equivalents, beginning of period	1,609,778	868,208
Cash and cash equivalents, end of period	$1,677,354	$1,489,015

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$-
Issuance of common stock dividend on preferred stock	194,011	-
Issuance of preferred stock warrants for services	18,122	-
Issuance of common stock for services	18,720	-
Beneficial conversion feature on convertible preferred stock	154,389	489,803

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

1)	Business Overview and Management Plans

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell, along with associated disposables to life sciences companies, academic institutions and government agencies.  There are currently over 100 users of our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

PCT uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific kits (which include consumable products and reagents) together make up the PCT Sample Preparation System.

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of June 30, 2010, we had working capital resources of approximately $2.6 million.  Based on our current projections, we believe our current cash resources are sufficient to fund our normal operations through the first quarter of 2011.

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

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

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
AS OF JUNE 30, 2010

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

Our transactions sometimes involve multiple elements (i.e., products and services).  If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts and, to the extent vendor specific objective evidence, or VSOE, is established, these service revenues are recognized ratably over the life of the contract, which is generally one to four years.

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  As of June 30, 2010, we held approximately $20,000 in a restricted account as collateral for our corporate credit card and therefore classified this balance as restricted cash on our consolidated balance sheet.  We purchased six-month certificates of deposit for $248,000 to mature in December 2010.  The balance is represented as short-term investments on our consolidated balance sheet.  These certificates are valued at cost plus accrued interest.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  As of June 30, 2010, the recorded cost of all categories was less than the recent sales price.  The composition of inventory as of June 30, 2010 and December 31, 2009 is as follows:

	June 30,	December 31,
	2010	2009
Raw materials	$163,795	$92,453
Finished goods	666,438	545,897
Total	$830,233	$638,350

Our finished goods inventory as of June 30, 2010 included 65 Barocycler instruments.  Our finished goods inventory as of December 31, 2009 included 44 Barocycler instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes total book value of $140,768 relating to Barocycler instruments held under lease or collaboration.

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over sixteen years.  The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  As of the date of this report’s filing, no event has come to our attention that would cause us to record an impairment of intangible assets.

Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through the date of this report’s filing, the Company had not experienced impairment losses on its long-lived assets.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,
	2010	2009
Top Five Customers	58%	78%
Federal Agencies	48%	48%

	For the Six Months Ended June 30,
	2010	2009
Top Five Customers	51%	60%
Federal Agencies	44%	38%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Top Five Customers	62%	62%
Federal Agencies	25%	12%

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

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive.  The loss per share for the six months ended June 30, 2009 reflects a deemed dividend of $489,803, which was not shown previously in the loss per share calculation for the quarter ended June 30, 2009 filed on August 10, 2009.

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(796,651)	$(814,049)	$(1,707,976)	$(1,038,295)
Accrued preferred stock dividend	(20,672)	(33,880)	(70,801)	(33,880)
Beneficial conversion feature for Series B Preferred Stock	-	-	(154,389)	(489,803)
Series A Preferred dividends paid in Common Stock	(107,167)	-	(152,130)	-
Series B Preferred dividends paid in Common Stock	-	-	(7,043)	-
Net loss applicable to common shareholders	$(924,490)	$(847,929)	$(2,092,339)	$(1,561,978)
Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,621,291	2,195,283	2,615,557	2,195,283

Loss per common share - basic and diluted	$(0.35)	$(0.39)	$(0.80)	$(0.71)

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	1,019,500	215,586	1,019,500	105,478
Common stock warrants	1,619,800	1,569,800	1,619,800	1,569,800
Preferred stock warrants	940,550	1,569,800	940,550	1,569,800
Convertible preferred stock:
Series A Convertible Preferred	1,744,400	1,569,800	1,744,400	1,569,800
Series B Convertible Preferred	887,110	-	887,110	-
	6,211,360	4,924,986	6,211,360	4,814,878

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Specifically, the provisions of FASB ASC 718 require that the Company estimates the forfeiture rate and adjust the expense that it recognizes to reflect the estimated number of stock options that will go unexercised.  The Company estimated a forfeiture rate of 5% for awards granted based on historical experience and future expectations of options vesting.

We recognized stock-based compensation expense of $50,367 and $106,957 for the three months ended June 30, 2010 and 2009, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, June 30,
	2010	2009
Research and development	$22,660	$46,885
Selling and marketing	17,366	17,366
General and administrative	10,341	42,706
Total stock-based compensation expense	$50,367	$106,957

We recognized stock-based compensation expense of $145,103 and $252,861 for the six months ended June 30, 2010 and 2009, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Six Months Ended, June 30,
	2010	2009
Research and development	$40,906	$99,857
Selling and marketing	34,542	38,574
General and administrative	69,655	114,430
Total stock-based compensation expense	$145,103	$252,861

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

Advertising

Advertising costs are expensed as incurred.  During the six months ended June 30, 2010, we incurred $18,045 in advertising expenses but in the same period last year, we did not incur significant advertising expenses.

Rent Expense

Rental costs are expensed as incurred.  During the six months ended June 30, 2010 and 2009, we incurred $66,332 and $43,989, respectively in rent expense for the use of our corporate office and research and development facilities.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We renewed the lease until August 31, 2011 with no increase in the monthly payment.  We pay approximately $6,500 per month for the use of these facilities.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the six months ended June 30, 2010 and 2009, we incurred $17,281 and $15,002, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.  As of June 30, 2010, we received 35 Barocycler NEP2320 units on this purchase order.

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
AS OF JUNE 30, 2010

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

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of June 30, 2010, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 266,492 shares are issued and outstanding, and 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 88,711 shares are issued and outstanding.

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

Each share of Series A Convertible Preferred Stock receives a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (as described below) will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the June 30, 2009 dividend, the December 31, 2009 dividend, and the June 30, 2010 dividend.

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
AS OF JUNE 30, 2010

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

15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants

Subject to the terms and conditions of the applicable warrants, the Company had the right to call for cancellation the 15-Month Series A Preferred Stock Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equaled or exceeded $1.75 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.  Pursuant to these provisions, on March 30, 2010, the Company called all of the 15-Month Series A Preferred Stock Warrants.

The 15-Month Series A Preferred Stock Warrants had an exercise price equal to $12.50 per share, with a term expiring on May 12, 2010.  Each of the 15-Month Series A Preferred Stock Warrants were exercised in connection with the warrant call and, therefore, there are no longer any 15-Month Series A Preferred Stock Warrants outstanding.  The 30-Month Common Stock Warrants have an exercise price equal to $2.00 per share, with a term expiring on August 12, 2011. Unless waived under certain circumstances by the holder of the 30-Month Common Stock Warrant, such holder’s 30-Month Common Stock Warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.

Each of the 15-Month Series A Preferred Stock Warrants permitted, and each of the 30-Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant are subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.  As a result of the issuance of Common Stock in connection with dividends paid on the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the 30-Month Common Stock Warrants has been adjusted from $2.00 to $1.80 (the “New Exercise Price”) to prevent dilution.  The number of shares for which the 30-Month Common Stock Warrants are exercisable is equal to the original per share exercise price of the Warrant, prior to any adjustment, divided by the New Exercise Price, multiplied by the original number of Warrant Shares.

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

The warrants granted in connection with the Series A Units were valued based on a Black-Scholes pricing model at the date of the grant.  The 15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants were granted with an exercise price of $1.25 per share of Series A Convertible Preferred Stock and $2.00 per share of common stock, respectively.  The 15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants vested immediately.  The relative fair value of the warrants was calculated to be $882,253 and was recorded to stockholders’ equity in the first quarter of 2009.  The assumptions for the Black-Scholes pricing model are represented in the table below with the 15-month Series A Preferred Stock Warrants being reflected on a per share common stock equivalent basis.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

Assumptions	Preferred	Common
Expected life (in months)	15	30
Expected volatility	142.0%	109.0%
Risk-free interest rate	0.875%	1.375%
Exercise price	$1.25	$2.00
Stock price	$0.90	$0.90
Fair value per warrant	$0.45	$0.41

Series B Convertible Preferred Stock

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.  This was the first tranche of a $2.5 million private placement.  The second tranche closed on March 18, 2010 for the sale of 26,672 Series B Units with gross proceeds of $501,434 (collectively the two tranches are referred to as the “Series B Private Placement”).  Each Series B Unit consists of (i) one share of Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for warrants issued in November 2009 and at an exercise price of $28.80 for warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (the “Series B Warrant”).

In connection with the Series B Private Placements, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

The proceeds from the sale of each Series B Unit were allocated between the Series B Convertible Preferred Stock and the Series B Warrant based on the relative estimated fair value of each security.  The estimated fair value of the Series B Warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $592,685 to the total warrants issued for both tranches.  The allocation of the gross proceeds to the Series B Convertible Preferred Stock was $1,075,083 for both tranches.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $294,838 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the Series B Convertible Preferred Stock and Series B Warrants issued in both tranches.  The $294,838 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series B Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock issuable upon conversion of the Series B Convertible Preferred Stock on the date of the respective closing from the fair market value of the Series B Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series B Convertible Preferred Stock and Series B Warrants.

Each share of Series B Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series B Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the December 31, 2009 dividend and the June 30, 2010 dividend.

Each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series B Conversion Ratio”).  Each share of Series B Convertible Preferred Stock will automatically be converted into shares of common stock at the Series B Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the applicable tranche of the Series B Private Placement, the common stock trades on the Nasdaq Capital Market (or other primary trading market or exchange on which the common stock is then traded) at a price equal $5.64 for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to $5.64, with aggregate gross proceeds to the Company of not less than $10 million.  Unless waived under certain circumstances by the holder of the Series B Convertible Preferred Stock, such holder’s Series B Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

Subject to the terms and conditions of the Series B Warrants, the Company has the right to call for cancellation the Series B Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds $4.70 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

In connection with the Series B Private Placement on March 18, 2010, we issued warrants to our placement agent to purchase 1,679 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.  The Series B Warrants and placement agent warrants were valued based on a Black-Scholes pricing model at the date of the grants.  The Series B Warrants and placement agent warrants vested immediately.  The relative fair value of the Series B Warrants was calculated to be $173,060 and was recorded to stockholders’ equity.  The assumptions for the Black-Scholes pricing model are represented in the table below for the warrants issued in both tranches reflected on a per share common stock equivalent basis.  The assumptions for the placement agent show the range of values for both tranches.

Assumptions	Preferred warrants	Placement Agent
Expected life (in months)	17	33
Expected volatility	146.4%	125.0%
Risk-free interest rate	1.000%	1.000%
Exercise price	$2.88	$2.88
Fair value per warrant	$0.95	$1.08

15-Month Series A Preferred Stock Warrant Call

On March 30, 2010, the Company called for cancellation any 15-Month Series A Preferred Stock Warrants that remained unexercised as of April 28, 2010.  In connection with this warrant call, 15-Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for gross proceeds to the Company of $1,229,650, before deducting expenses associated with the warrant call notice.  15-Month Series A Preferred Stock Warrants to purchase an additional 10,150 shares of Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Series A Convertible Preferred Stock.  Pursuant to the terms of the 15-Month Series A Preferred Stock Warrants, upon exercise of such warrants, the holders became entitled to receive an aggregate of 57,390 shares of common stock in payment of dividends on the Series A Convertible Preferred Stock paid on June 30, 2009 and December 31, 2009.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.

As of June 30, 2010, options to acquire 1,325,500 shares were outstanding under the Plan with 474,500 shares available for future grant under the Plan.  As of June 30, 2010, options to acquire 239,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

As of June 30, 2010, 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 94,055 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

The following tables summarize information concerning common stock issuable upon the exercise of outstanding stock options and warrants to acquire either common stock or preferred stock convertible into common stock:

	Stock Options		Warrants
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Total Shares	Exercisable
Balance outstanding, 12/31/2008	1,222,499	$3.30	-		1,222,499	932,334
Granted	485,000	0.82	3,846,640	1.78	4,331,640
Exercised	-		(40,000)	1.25	(40,000)
Expired	(5,000)	4.25	-	-	(5,000)
Forfeited	(137,999)	3.40	-	-	(137,999)
Balance outstanding, 12/31/2009	1,564,500	$3.30	3,806,640	$1.78	5,371,140	4,955,152
Granted	-	-	283,510	2.88	283,510
Exercised	-	-	(1,529,800)	1.25	(1,529,800)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 6/30/2010	1,564,500	$2.52	2,560,350	$2.22	4,124,850	3,949,189

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Exercise Price
$0.77 - $2.70	704,000	6.4	$1.25	585,673	6.0	$1.34
2.71 - 3.08	319,500	4.7	2.93	283,166	4.2	2.95
3.09 - 3.95	302,000	5.9	3.67	302,000	5.9	3.67
3.96 - 5.93	239,000	6.6	4.24	218,000	6.5	4.22
$0.77 - $5.93	1,564,500	6.0	$2.52	1,388,839	5.7	$2.63

During the six months ended June 30, 2009, the total fair value of stock options awarded was $258,620.  We did not grant employee stock options during the six months ended June 30, 2010.

As of June 30, 2010, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $119,340.  The non-cash, stock based compensation expense associated with the vesting of these options is expected to be $78,776 for the second half of 2010 and $40,564 in 2011.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations through the first quarter of 2011;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-
the potential applications for PCT in, and the demonstration of proof-of-concept of PCT for, sample preparation, pathogen inactivation, protein purification, control of chemical reactions and immunodiagnostics, among others;

-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts;
-	the expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	the potential size of the market for biological sample preparation;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our Company.

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

RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the risk factor below and those discussed elsewhere in this Report.  The risks described in our Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

If the research market opportunity for biological sample preparation is smaller than we believe, or we are unable to achieve a meaningful share of such market, we may not be able to increase our revenues and our overall business may suffer.

Based on published research reports, we believe that the research market for biological sample preparation is comprised of approximately 450,000 researchers working in about 80,000 labs worldwide, almost all of whom perform some level of sample preparation.  If, by raising and devoting additional capital to our sales and marketing efforts, we are able to attain a 2.5% market share, we believe that we could achieve revenues of approximately $32 million per year, based upon expected pricing for our existing products.  We cannot assure you, however, that we have correctly estimated the size of the market or that we will be able to achieve a meaningful share of that market.  Our estimations are based on assumptions that may ultimately be incorrect.  If our estimates of the size of the potential market, the number of researchers and labs or the portion of those researchers who perform any level of sample preparation prove to be incorrect, the market opportunity for our products may be smaller than we believe.  In that event, our prospects for generating revenue may be adversely affected, and our business may suffer.  Even if the size of the market is consistent with our estimates, the amount of revenues we achieve may be significantly lower than what we have predicted if we are unable to raise sufficient capital to support increased sales and marketing efforts or have overestimated the expected pricing for our existing products.  Further, even if our estimates and predictions are correct, we cannot be certain when we would achieve any increased revenues, if at all.  Regardless of the accuracy of any of our assumptions, our sales force may not be successful in selling our PCT product line because scientists may not perceive the advantages of PCT over other sample preparation methods.

OVERVIEW

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell, along with associated disposables to life sciences companies, academic institutions and government agencies.  There are currently over 100 users of our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

PCT uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes PULSE (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific kits (which include consumable products and reagents) together make up the PCT Sample Preparation System.

We have experienced negative cash flows from our business.  As of June 30, 2010, we had working capital resources of approximately $2.6 million.  Based on our current projections, we believe our current cash resources are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

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

We hold 14 United States and 10 foreign patents covering multiple applications of PCT in the life sciences field. Our pressure cycling technology employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic, and small molecule studies;
-	pathogen inactivation;
-	protein purification;
-	control of chemical (particularly enzymatic) reactions; and
-	Immunodiagnostics (clinical laboratory testing).

Since we began operations as Pressure BioSciences in February 2005, we have installed 150 Barocycler instruments, of which 108 currently remain installed.  Our customers include researchers at academic laboratories, government agencies and biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	YTD June 2010
Installed units	5	8	20	41	54	22

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

Revenue

We recognized revenue of $402,104 for the three months ended June 30, 2010 as compared to $270,381 during the three months ended June 30, 2009.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $283,382 for the three months ended June 30, 2010 as compared to $159,202 during the three months ended June 30, 2009.  The increase is due to more sales than rentals of instruments while the prior period included discounted sales to distributors.  Sales of consumables of $33,082 were recorded for the three months ended June 30, 2010 compared to $15,290 during the same period in the prior year, an increase of $17,792 or 116%.  Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Three Months Ended June 30,
	2010	2009
Domestic	12	9
International	-	3
Total PCT System Installations	12	12

Grant Revenue. During the three months ended June 30, 2010 and 2009, we recorded $118,722 and $111,179 of grant revenue, respectively.  We received a new SBIR Phase I grant for approximately $100,000 effective March 30, 2010.  We expect grant revenues to remain consistent over the next several quarters as the amount of time and expense incurred in connection with the grants continues.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $126,972 for the three months ended June 30, 2010 compared to $90,820 for the comparable period in 2009.  This increase was primarily due to a corresponding increase in PCT instrument sales.

Research and Development

Research and development expenditures were $304,143 during the three months ended June 30, 2010 as compared to $315,046 in the same period in 2009.  This slight decrease resulted primarily from reduced project spending.

Research and development expense recognized in the three months ended June 30, 2010 and 2009 included $22,660 and $46,885 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased slightly to $294,275 for the three months ended June 30, 2010 from $252,464 for the comparable period in 2009.  This increase was primarily due to recruiting efforts of sales personnel and compensation for new sales director.

During the three months ended June 30, 2010 and 2009, selling and marketing expense included $17,366 and $17,366 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $474,381 for the three months ended June 30, 2010 as compared to $427,384 for the comparable period in 2009.  This increase was primarily due to investor relations and patent related activities offset by a decrease in non-cash stock based compensation expense.

During the three months ended June 30, 2010 and 2009, general and administrative expense included $10,341 and $42,706 of non-cash, stock-based compensation expense, respectively.  The non-cash, stock-based compensation expense is expected to increase in the third quarter due to stock options granted to new board members.

Operating Loss

Our operating loss was $797,667 for the three months ended June 30, 2010 as compared to $815,333 for the comparable period in 2009.  The reduced operating loss resulted primarily for the reasons noted above.

Net Loss

During the three months ended June 30, 2010, we recorded a net loss to common shareholders of $924,490 or $(0.35) per share, as compared to $847,929 or $(0.39) per share in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Revenue

We recognized revenue of $692,917 for the six months ended June 30, 2010 as compared to $577,143 during the six months ended June 30, 2009, respectively.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $472,532 for the six months ended June 30, 2010, as compared to $381,344 during the six months ended June 30, 2009.  Sales of consumables of $59,327 were recorded for the six months ended June 30, 2010 compared to $41,040 during the same period in the prior year, an increase of $18,287 or 45%.  Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Six Months Ended June 30,
	2010	2009
Domestic	22	16
International	-	6
Total PCT System Installations	22	22

We expect the number of units installed will continue to increase in future periods due to our commercialization efforts although delays in customer purchases could occur due to current economic conditions in the global economy.  Furthermore, we may realize some difficulties in signing up new distribution partners if we are unable to secure additional funding through equity or debt financings.  We also expect that most of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements.  Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period.  As we expand the installed base of Barocycler instruments in the field, we expect to realize increasing revenues from the sale of consumable products and extended service contracts.  In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant Revenue.  During the six months ended June 30, 2010 and 2009, we recorded $220,385 and $195,799 of grant revenue, respectively.  We completed the SBIR Phase I grant in the first quarter of 2010 and received a new SBIR Phase I grant from another federal agency for approximately $100,000 effective March 30, 2010.  We expect grant revenues to remain consistent over the next several quarters as the amount of time and expense incurred in connection with the grants continues.  The level of grant revenue that we recognize in any given quarter is dependent upon the level of resources we devote to grant related work in the period.

Cost of PCT Products and Services

The cost of PCT products and services was $214,075 for the six months ended June 30, 2010 compared to $231,063 for the comparable period in 2009.  Our gross profit margin on PCT products and services increased to 55% for the six months ended June 30, 2010, as compared to 39% for the six months ended June 30, 2009.  The increase in the gross profit margin on PCT products and services was due primarily to sales of Barocycler units to our international distributors at distributor discounted prices in the prior year and increased rental rates this year on Barocycler leases.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $598,284 in the first six months of 2010 as compared to $622,270 in the same period in 2009.  This consistent spending reflects consistent efforts on a number of R&D projects we are currently funding.

Research and development expense recognized in the first half of 2010 and 2009 included $40,906 and $99,857 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased slightly to $576,853 for the six months ended June 30, 2010 from $530,880 for the comparable period in 2009.  This increase was primarily due to recruiting efforts of sales personnel and compensation for new sales director.

During the first half of 2010 and 2009, selling and marketing expense included $34,542 and $38,574 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,012,803 for the six months ended June 30, 2010 as compared to $858,174 for the comparable period in 2009, an increase of $154,629 or 18%.  The increase is principally due to the expenses of patent filings and investor relations activities.

During the first half of 2010 and 2009, general and administrative expense included $69,655 and $114,430 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,709,098 for the six months ended June 30, 2010 as compared to $1,665,244 for the comparable period in 2009.  The additional operating loss resulted primarily because of the factors noted above.

Income Taxes

During the first half of 2010, we did not record a benefit for income taxes.  In the six months ended June 30, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.

Net Loss

During the first half of 2010, we recorded a net loss to common shareholders of $2,092,339 or $(0.80) per share, as compared to $1,561,978 or $(0.71) per share in the first half of 2009.  Our net loss in the first half of 2010 increased from the corresponding net loss in the first half of 2009 because the prior period’s net loss reflects an income tax benefit of $623,262 which we did not have in the first half of 2010.  The difference between net loss applicable to common shareholders and net loss relates to the beneficial conversion calculation associated with the intrinsic value of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  See Note 3 of the Notes to Consolidated Financial Statements under the Computation of Loss per Share heading.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2010, our working capital position was $2,629,493 the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses.  As of December 31, 2009, our working capital position was $2,209,205.

On March 18, 2010, we sold an aggregate of 26,672 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in net proceeds to us of $465,867.  An initial tranche of Series B Units was sold in November 2009.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $28.80 per share with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 5 of the Notes to Consolidated Financial Statements for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

In connection with the warrant call notice issued on March 30, 2010, 15 Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for net proceeds to the Company of $1,421,275 in March and April 2010, before deducting expenses associated with the warrant call notice.  Warrants to purchase an additional 10,150 shares of Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Preferred Stock.

As of June 30, 2010, we had working capital resources of approximately $2.6 million.  Based on our current projections, we believe our current cash resources, which include the funds we received from the Series A Preferred Stock Warrant exercise in March and April 2010, are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

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

Net cash used in operations for the six months ended June 30, 2010 was $1,771,018 as compared to $882,184 for the six months ended June 30, 2009.  The increase in cash used in operations in 2010 as compared to 2009 is principally due to the investment of $248,000 in certificates of deposit in 2010 and an increase in Barocycler inventory, and the federal income tax refund received in 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $48,548 as compared to cash used of $64,932 for the same period in the prior year.  During the six months ended June 30, 2010, we purchased tooling and installed Barocycler instruments under collaboration or lease agreements while selling several demonstration units.  Cash used in investing activities during the first six months of 2009 was for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities for the six months ended June 30, 2010 was $1,887,142 as compared to $1,567,923 for the same period in the prior year.  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with net proceeds of $465,867.

COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We renewed the lease until August 31, 2011 with no increase in the monthly payment.  We pay approximately $6,500 per month for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We are paying $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the six months ended June 30, 2010 and 2009, we incurred $17,281 and $15,002, respectively in royalty expense associated with our obligation to BMA.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc.(“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.  As of June 30, 2010, we received 35 Barocycler NEP2320 units on this purchase order.

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

Each of our executive officers, other than Mr. Richard T. Schumacher, our President and Chief Executive Officer, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company.  In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The total commitment related to these agreements in the aggregate is approximately $1.3 million. The severance payment is meant to induce the executive to become an employee of the Company and to remain in the employ of the Company, in general, and particularly in the event of a change in control.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits		Reference
10.1	Amendment No. 2 to Pressure BioSciences, Inc. 2005 Equity Incentive Plan	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 16, 2010	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)