Form 10-Q
period 2010-09-30
PRESSURE BIOSCIENCES INC
filed 2010-11-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010   or

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

☐ Yes      ☒ No
 The number of shares outstanding of the Issuer’s common stock as of October 29, 2010 was 2,687,853.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4T. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 6. Exhibits	29

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$948,550	$1,609,778
Restricted cash	20,011	20,012
Short-term investments	248,000	-
Accounts receivable, net of allowances of $26,820 at September 30, 2010 and $8,400 at December 31, 2009	194,370	203,211
Income tax receivable	244,479	-
Inventories	1,132,820	638,350
Deposits	6,472	182,010
Prepaid income taxes	1,442	3,176
Prepaid expenses and other current assets	55,884	86,563
Total current assets	2,852,028	2,743,100
PROPERTY AND EQUIPMENT, NET	223,623	249,465

OTHER ASSETS
Intangible assets, net	194,552	231,026
TOTAL ASSETS	$3,270,203	$3,223,591

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$323,216	$148,087
Accrued employee compensation	195,879	105,824
Accrued professional fees and other	221,625	271,926
Deferred revenue	17,519	8,058
Total current liabilities	758,239	533,895
LONG TERM LIABILITIES
Deferred revenue	10,300	1,609
TOTAL LIABILITIES	768,539	535,504

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 313,960 designated shares; 262,135 shares issued and outstanding on September 30, 2010 and 152,213 shares on December 31, 2009 (Liquidation value of $3,014,553)	2,621	1,523
Series B convertible preferred stock, $.01 par value; 279,256 designated shares; 88,711 shares issued and outstanding on September 30, 2010 and 62,039 shares on December 31, 2009 (Liquidation value of $1,667,767)	887	620
Common stock, $.01 par value; 20,000,000 shares authorized; 2,687,853 shares issued and outstanding on September 30, 2010 and 2,328,426 shares issued and outstanding on December 31, 2009	26,879	23,284
Warrants to acquire preferred stock and common stock	1,132,675	1,352,165
Additional paid-in capital	12,022,301	9,297,115
Accumulated deficit	(10,683,699)	(7,986,620)
Total stockholders' equity	2,501,664	2,688,087
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,270,203	$3,223,591

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE:
PCT products, services, other	$194,730	$204,584	$667,262	$585,928
Grant revenue	177,373	112,843	397,758	308,642
Total revenue	372,103	317,427	1,065,020	894,570

COSTS AND EXPENSES:
Cost of PCT products and services	86,285	74,093	300,360	305,156
Research and development	382,054	273,286	980,338	895,556
Selling and marketing	313,412	254,022	890,265	784,902
General and administrative	432,939	470,206	1,445,742	1,328,380
Total operating costs and expenses	1,214,690	1,071,607	3,616,705	3,313,994

Operating loss	(842,587)	(754,180)	(2,551,685)	(2,419,424)

Interest income	438	731	1,560	4,418

Loss before income taxes	(842,149)	(753,449)	(2,550,125)	(2,415,006)
Income tax benefit	244,479	-	244,479	623,262
Net loss	(597,670)	(753,449)	(2,305,646)	(1,791,744)
Accrued and deemed dividends on convertible preferred stock	(95,205)	(22,504)	(408,767)	(546,187)
Net loss applicable to common shareholders	$(692,875)	$(775,953)	$(2,714,413)	$(2,337,931)

Net loss per share attributable to common stockholders - basic and diluted	$(0.26)	$(0.35)	$(1.01)	$(1.07)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,687,853	2,195,283	2,683,706	2,195,283

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,305,646)	$(1,791,744)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	149,265	153,585
Stock-based compensation expense	227,476	351,439
Bad debt expense	18,420	45,280

Changes in operating assets and liabilities:
Restricted cash	-	29,989
Short-term investments	(248,000)	-
Accounts receivable	(9,579)	(52,785)
Inventories	(494,470)	(163,404)
Deposits	175,538	368,364
Income tax receivable	(244,479)	-
Accounts payable	175,129	(126,418)
Accrued employee compensation	90,055	(42,699)
Deferred revenue and other accrued expenses	(27,543)	84,520
Prepaid expenses and other current assets	32,413	179,038
Net cash used in operating activities	(2,461,421)	(964,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(86,949)	(96,349)
Net cash used in investing activities	(86,949)	(96,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock warrant exercise	1,421,275	-
Net proceeds from the issuance of preferred stock	465,867	1,567,923
Net cash provided by financing activities	1,887,142	1,567,923

Change in cash and cash equivalents	(661,228)	506,739
Cash and cash equivalents, beginning of period	1,609,778	868,208
Cash and cash equivalents, end of period	$948,550	$1,374,947

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$-
Income tax refund received	-	623,262
Issuance of common stock dividend on preferred stock	222,931	-
Issuance of preferred stock warrants for services	18,122	-
Issuance of common stock for services	18,720	-
Beneficial conversion feature on convertible preferred stock	154,389	489,803

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2010, we had working capital resources of approximately $2.1 million.  Based on our current projections, we believe our current cash resources are sufficient to fund our normal operations through the first quarter of 2011.

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

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 31, 2010.

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
AS OF SEPTEMBER 30, 2010

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

We account for our lease agreements under the operating method.  We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument.  The depreciation expense associated with assets under lease agreements is included in the “Cost of PCT products and services” line item in our consolidated statements of operations.  Many of our lease agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made.  We pay all maintenance costs associated with the instrument during the term of the leases.

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

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  As of September 30, 2010, we held approximately $20,000 in a restricted account as collateral for our corporate credit card and therefore classified this balance as restricted cash on our consolidated balance sheet.  We purchased six-month certificates of deposit for $248,000 to mature in December 2010.  The balance is represented as short-term investments on our consolidated balance sheet.  These certificates are valued at cost plus accrued interest.

Research and Development

Research and development costs, which are comprised of costs incurred in performing research and development activities - including wages and associated employee benefits, facilities, consumable products and overhead costs - are expensed as incurred. Our research and development activities are performed at our facilities in Massachusetts in conjunction with our collaboration partner sites.  In support of our research and development activities, we utilize our Barocycler instruments that are capitalized as fixed assets and depreciated over their expected useful lives.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  As of September 30, 2010, the recorded cost of all categories was less than the recent sales price.  The composition of inventory as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009

Raw materials	$171,000	$92,453
Finished goods	961,820	545,897
Total	$1,132,820	$638,350

Our finished goods inventory as of September 30, 2010 included 84 Barocycler instruments.  Our finished goods inventory as of December 31, 2009 included 44 Barocycler instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $170,056 relating to Barocycler instruments held under lease or collaboration.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2010 and 2009:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

	For the Three Months Ended September 30,
	2010	2009
Top Five Customers	69%	69%
Federal Agencies	54%	43%

	For the Nine Months Ended
	September 30,
	2010	2009
Top Five Customers	51%	51%
Federal Agencies	44%	41%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Top Five Customers	57%	62%
Federal Agencies	42%	12%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation.  We have a network of manufacturers and sub-contractors to supply components for our other product lines.  Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive.  The loss per share for the nine months ended September 30, 2009 reflects a deemed dividend of $489,803, which was not shown previously in the loss per share calculation for the quarter ended September 30, 2009 filed on November 16, 2009.

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(597,670)	$(753,449)	$(2,305,646)	$(1,791,744)
Accrued dividend for Series A and B Preferred Stock	(59,074)	(22,504)	(59,074)	(56,384)
Beneficial conversion feature for Series A and B Preferred Stock	-	-	(154,389)	(489,803)
Series A Preferred dividends paid in Common Stock	-	-	(152,130)	-
Series B Preferred dividends paid in Common Stock	(28,919)	-	(35,962)	-
Series B Preferred dividends paid in cash	(7,212)	-	(7,212)	-
Net loss applicable to common shareholders	$(692,875)	$(775,953)	$(2,714,413)	$(2,337,931)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,687,853	2,195,283	2,683,706	2,195,283

Loss per common share - basic and diluted	$(0.26)	$(0.35)	$(1.01)	$(1.07)

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	1,097,543	207,271	1,019,500	117,025
Common stock warrants	1,619,800	1,569,800	1,619,800	1,569,800
Preferred stock warrants	940,550	1,569,800	940,550	1,569,800
Convertible preferred stock:
Series A Convertible Preferred	2,621,350	1,569,800	2,621,350	1,569,800
Series B Convertible Preferred	887,110	-	887,110	-
	7,166,353	4,916,671	7,088,310	4,826,425

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

In the nine months ended September 30, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash was received in August 2009.  In the nine months ended September 30, 2010, we recorded a tax benefit of $244,479 related to a tax credit, payable in cash, enacted in 2010 for qualifying research expenditures deducted in 2009.  This tax credit was paid in November 2010, and will reduce our tax loss carry forward for federal income tax purposes by $488,958.

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
AS OF SEPTEMBER 30, 2010

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

We recognized stock-based compensation expense of $82,373 and $98,579 for the three months ended September 30, 2010 and 2009, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, September 30,
	2010	2009
Research and development	$15,293	$18,652
Selling and marketing	21,613	17,557
General and administrative	45,467	62,370
Total stock-based compensation expense	$82,373	$98,579

We recognized stock-based compensation expense of $227,476 and $351,439 for the nine months ended September 30, 2010 and 2009, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Nine Months Ended, September 30,
	2010	2009
Research and development	$56,200	$118,509
Selling and marketing	56,155	56,131
General and administrative	115,121	176,799
Total stock-based compensation expense	$227,476	$351,439

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

Advertising

Advertising costs are expensed as incurred.  During the nine months ended September 30, 2010, we incurred $23,545 in advertising expenses but in the same period last year, we did not incur significant advertising expenses.

Rent Expense

Rental costs are expensed as incurred.  During the nine months ended September 30, 2010 and 2009, we incurred $106,373 and $63,405, respectively in rent expense for the use of our corporate office and research and development facilities.

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
AS OF SEPTEMBER 30, 2010

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the nine months ended September 30, 2010 and 2009, we incurred $25,173 and $23,339, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We were billed for the unpaid purchase price of each unit at the time each unit was completed and ready for sale.  As of September 30, 2010, we had received all units under this purchase order.

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
AS OF SEPTEMBER 30, 2010

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

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of September 30, 2010, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 262,135 shares are issued and outstanding, and 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 88,711 shares are issued and outstanding.

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

Each share of Series A Convertible Preferred Stock receives a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock (as described below) will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the June 30, 2009 dividend, the December 31, 2009 dividend, and the June 30, 2010 dividend.

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
AS OF SEPTEMBER 30, 2010

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

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant are subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.  As a result of the issuance of Common Stock in connection with dividends paid on the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the 30-Month Common Stock Warrants has been adjusted from $2.00 to $1.82 (the “New Exercise Price”) to prevent dilution.  The number of shares for which the 30-Month Common Stock Warrants are exercisable is equal to the original per share exercise price of the Warrant, prior to any adjustment, divided by the New Exercise Price, multiplied by the original number of Warrant Shares.

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
AS OF SEPTEMBER 30, 2010

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

Each share of Series B Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series B Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the December 31, 2009 dividend.  The Board approved the method of payment in the form of common stock for the June 30, 2010 dividend to the holders of Series B Convertible Preferred Stock issued in November 2009 and cash to the holders of Series B Convertible Preferred Stock issued in March 2010.

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
AS OF SEPTEMBER 30, 2010

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
AS OF SEPTEMBER 30, 2010

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

As of September 30, 2010, options to acquire 1,385,500 shares were outstanding under the Plan with 474,500 shares available for future grant under the Plan.  As of September 30, 2010, options to acquire 239,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

As of September 30, 2010, 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 94,055 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

The following tables summarize information concerning common stock issuable upon the exercise of outstanding stock options and warrants to acquire either common stock or preferred stock convertible into common stock:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2009	1,564,500	$3.30	3,806,640	$1.78	5,371,140	4,955,152
Granted	60,000	1.43	283,510	2.88	343,510
Exercised	-	-	(1,529,800)	1.25	(1,529,800)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 9/30/2010	1,624,500	$2.48	2,560,350	$2.22	4,184,850	4,010,689

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise	Number of	Contractual	Exercise	Number of	Contractual	Exercise
Prices	Options	Life	Price	Options	Life	Price
$0.77 - $2.70	764,000	6.5	$1.26	625,673	6.0	$1.34
2.71 - 3.08	319,500	4.4	2.93	301,333	4.2	2.94
3.09 - 3.95	302,000	5.7	3.67	302,000	5.7	3.67
3.96 - 5.93	239,000	6.4	4.24	221,333	6.3	4.22
$0.77 - $5.93	1,624,500	5.9	$2.48	1,450,339	5.6	$2.60

During the nine months ended September 30, 2010 and 2009, the total fair value of stock options awarded was $64,248 and $284,745, respectively.

As of September 30, 2010, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $102,882.  The non-cash, stock based compensation expense associated with the vesting of these options is expected to be $42,746 for the fourth quarter of 2010, $55,231 in 2011 and $4,905 in 2012.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

Income Taxes

We recorded a tax benefit of $244,479 related to a tax credit, payable in cash, enacted in 2010 for qualifying research expenditures deducted in 2009.  This tax credit was received on November 9, 2010, and will reduce our tax loss carry forward for federal income tax purposes by $488,958.

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

We have experienced negative cash flows from our business.  As of September 30, 2010, we had working capital resources of approximately $2.1 million.  Based on our current projections, we believe our current cash resources are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 165 Barocycler instruments, of which 108 currently remain installed.  Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	YTD September 2010
Installed units	5	8	20	41	54	37

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

Revenue

We recognized revenue of $372,103 for the three months ended September 30, 2010 as compared to $317,427 during the three months ended September 30, 2009.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $194,730 for the three months ended September 30, 2010 as compared to $204,584 during the three months ended September 30, 2009.  PCT installations decreased during the quarter compared to the previous period but active rentals increased with higher monthly rental payments.  Sales of consumables of $21,769 were recorded for the three months ended September 30, 2010 compared to $17,776 during the same period in the prior year, an increase of $3,993 or 22%.  Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Three Months Ended
	September 30,
	2010	2009
Domestic	14	19
International	1	1
Total PCT System Installations	15	20

Grant Revenue. During the three months ended September 30, 2010 and 2009, we recorded $177,373 and $112,843 of grant revenue, respectively.  With our collaborative partner, we spent significant time on the SBIR Phase II grant during the current quarter.

Cost of PCT Products and Services

The cost of PCT products and services was $86,285 for the three months ended September 30, 2010 compared to $74,093 for the comparable period in 2009.  In the three months ended September 30, 2009, we recovered four units with a total book value of $31,835 from the field that were previously expensed to Cost of PCT products.

Research and Development

Research and development expenditures were $382,054 during the three months ended September 30, 2010 as compared to $273,286 in the same period in 2009.  This increase resulted primarily from increased research by a collaborative partner funded by us through an SBIR Phase II grant.

Research and development expense recognized in the three months ended September 30, 2010 and 2009 included $15,293 and $18,652 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $313,412 for the three months ended September 30, 2010 from $254,022 for the comparable period in 2009.  This increase was primarily due to marketing activities and compensation for a new sales director.

During the three months ended September 30, 2010 and 2009, selling and marketing expense included $21,613 and $17,557 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $432,939 for the three months ended September 30, 2010 as compared to $470,206 for the comparable period in 2009.  This decrease was primarily due to investor relations and patent related activities incurred in the previous period offset by an increase in non-cash stock based compensation expense relating to grant awards given to new Board members.

During the three months ended September 30, 2010 and 2009, general and administrative expense included $45,467 and $62,370 of non-cash, stock-based compensation expense, respectively.  The third quarter of 2009 included expense adjustments for fully vested options.

Operating Loss

Our operating loss was $842,587 for the three months ended September 30, 2010 as compared to $754,180 for the comparable period in 2009.  The increased operating loss resulted primarily for the reasons noted above.

Income Taxes

In the three months ended September 30, 2010, we recorded a tax benefit of $244,479 related to a tax credit, payable in cash, enacted in 2010 for qualifying research expenditures deducted in 2009.  This tax credit was paid in November 2010, and will reduce our tax loss carry forward for federal income tax purposes by $488,958.

Net Loss

During the three months ended September 30, 2010, we recorded a net loss applicable to common shareholders of $692,875 or $(0.26) per share, as compared to $775,953 or $(0.35) per share in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Revenue

We recognized revenue of $1,065,020 for the nine months ended September 30, 2010 as compared to $894,570 during the nine months ended September 30, 2009, respectively.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $667,262 for the nine months ended September 30, 2010, as compared to $585,928 during the nine months ended September 30, 2009.  Steady rental income, higher average selling prices, and scientific services offset the lower number of PCT installations in the current period.  Sales of consumables of $81,096 were recorded for the nine months ended September 30, 2010 compared to $58,816 during the same period in the prior year, an increase of $22,280 or 38%.  Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Nine Months Ended
	September 30,
	2010	2009
Domestic	36	35
International	1	7
Total PCT System Installations	37	42

We expect the number of units installed will continue to increase in future periods due to our commercialization efforts although delays in customer purchases could occur due to current economic conditions in the global economy and due to reluctance by scientists to adopt PCT as a sample preparation method.  Furthermore, we may realize some difficulties in signing up new distribution partners if we are unable to secure additional funding through equity or debt financings.  We also expect that most of future installations will continue to be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements.  Therefore, we expect that the average revenue per installation will continue to fluctuate from period to period.  As we expand the installed base of Barocycler instruments in the field, we expect to realize increasing revenues from the sale of consumable products and extended service contracts.  In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant Revenue.  During the nine months ended September 30, 2010 and 2009, we recorded $397,758 and $308,642 of grant revenue, respectively.  With our collaborative partner, we spent significant time on the SBIR Phase II grant particularly in the current quarter. We completed a Phase I grant in the third quarter of 2010 that was awarded for approximately $100,000 in March 2010.

Cost of PCT Products and Services

The cost of PCT products and services was $300,360 for the nine months ended September 30, 2010 compared to $305,156 for the comparable period in 2009.  Our gross profit margin on PCT products and services increased to 55% for the nine months ended September 30, 2010, as compared to 48% for the nine months ended September 30, 2009.  The increase in the gross profit margin on PCT products and services was due primarily to sales of Barocycler units to our international distributors at distributor discounted prices in the prior year and increased rental rates this year on Barocycler leases.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures were $980,338 in the first nine months of 2010 as compared to $895,556 in the same period in 2009.  This increase resulted primarily from increased sub recipient billings on the SBIR Phase II grant.

Research and development expense recognized in the first nine months of 2010 and 2009 included $56,200 and $118,509 of non-cash, stock-based compensation expense, respectively.  The nine months ended September 30, 2009 included expense adjustments for fully vested options.

Selling and Marketing

Selling and marketing expenses increased to $890,265 for the nine months ended September 30, 2010 from $784,902 for the comparable period in 2009.  This increase was primarily due to marketing activities, recruiting efforts of sales personnel and compensation for a new sales director.

During the first nine months of 2010 and 2009, selling and marketing expense included $56,155 and $56,131 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,445,742 for the nine months ended September 30, 2010 as compared to $1,328,380 for the comparable period in 2009, an increase of $117,362 or 9%.  The increase is principally due to the expenses of patent filings and investor relations activities offset by stock option vesting occurring in the prior year.

During the first nine months of 2010 and 2009, general and administrative expense included $115,121 and $176,799 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $2,551,685 for the nine months ended September 30, 2010 as compared to $2,419,424 for the comparable period in 2009.  The additional operating loss resulted primarily because of the factors noted above.

Income Taxes

In the nine months ended September 30, 2010, we recorded a tax benefit of $244,479 related to a tax credit, payable in cash, enacted in 2010 for qualifying research expenditures deducted in 2009.  This tax credit was paid in November 2010, and will reduce our tax loss carry forward for federal income tax purposes by $488,958.  In the nine months ended September 30, 2009, we recorded a benefit for income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.

Net Loss

During the first nine months of 2010, we recorded a net loss applicable to common shareholders of $2,714,413 or $(1.01) per share, as compared to $2,337,931 or $(1.07) per share in the first nine months of 2009.  The difference between net loss applicable to common shareholders and net loss relates to the beneficial conversion calculation associated with the intrinsic value of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  See Note 3 of the Notes to Consolidated Financial Statements under the Computation of Loss per Share heading.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2010, our working capital position was $2,093,789 the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, income tax receivable, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses.  As of December 31, 2009, our working capital position was $2,209,205.

On March 18, 2010, we sold an aggregate of 26,672 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in net proceeds to us of $465,867.  An initial tranche of Series B Units was sold in November 2009 with net proceeds of $1,078,885.  Each Series B Unit issued in the March 2010 tranche consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $28.80 per share with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 5 of the Notes to Consolidated Financial Statements for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

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

As of September 30, 2010, we had working capital resources of approximately $2.1 million.  Based on our current projections, we believe our current cash resources, which include the funds we received from the Series A Preferred Stock Warrant exercise in March and April 2010, are sufficient to fund our normal operations through the first quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

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

Net cash used in operations for the nine months ended September 30, 2010 was $2,461,421 as compared to $964,835 for the nine months ended September 30, 2009.  The increase in cash used in operations in 2010 as compared to 2009 is principally due to the investment of $248,000 in certificates of deposit in 2010, an increase in Barocycler inventory of $638,900, an increase in operating loss of $260,544 excluding stock-based compensation and depreciation and amortization, the receipt of the federal tax carryback of $623,262 in 2009, and the unpaid tax credit of $244,479 in 2010.

Net cash used in investing activities for the nine months ended September 30, 2010 was $86,949 as compared to cash used of $96,349 for the same period in the prior year.  During the nine months ended September 30, 2010, we purchased a Barocycler skin mold and installed Barocycler instruments under collaboration or lease agreements while selling several demonstration units.  Cash used in investing activities during the first nine months of 2009 was for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $1,887,142 as compared to $1,567,923 for the same period in the prior year.  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with net proceeds of $465,867.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the nine months ended September 30, 2010 and 2009, we incurred $25,173 and $23,339, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We will be billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.  As of September 30, 2010, we had received all units under this purchase order.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits		Reference

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

2.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 15, 2010	By:	/s/ Richard T. Schumache
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)