Form 10-K
period 2010-12-31
PRESSURE BIOSCIENCES INC
filed 2011-03-31
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010 or
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
 Yes  No 
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $2,978,692 based on the closing price of the common stock as quoted on the NASDAQ Capital Market on that date.
As of March 28, 2011, there were 2,850,975 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
Part III of this Form 10-K incorporates information by reference from the issuer’s definitive proxy statement which will be filed no later than 120 days after the end of the fiscal year covered by this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “our company” refer to Pressure BioSciences, Inc., a Massachusetts corporation, and, unless the context indicates otherwise, also includes our wholly-owned subsidiary.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the alternatives we may seek in light of our financial condition;
-	the amount of cash necessary to operate our business;
-	the anticipated uses of grant revenue and increased grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	our belief that PCT has achieved significant market acceptance in the mass spectrometry market;
-	the expected development and success of new product offerings;
-
the potential applications for PCT in, and the demonstration of proof-of-concept of PCT for, pathogen inactivation, protein purification, control of chemical reactions and immunodiagnostics, among others;

-	the expected benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration program, strategic alliances and joint ventures;
-	our expectation of obtaining additional research grants from the government in the future;
-	our expectations of the results of our development activities funded by government research grants;
-	general economic conditions;
-	the anticipated future financial performance and business operations of our company;
-	our reasons for focusing our resources in the market for genomic, proteomic and small molecule sample preparation;
-	the importance of mass spectrometry as a laboratory tool;
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

Overview

We are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research.  Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming, and one of the most error prone steps of scientific research.  It is, none-the-less, a ubiquitous laboratory undertaking the requirements of which drive what we believe is a large and growing worldwide market.  We have developed and patented a novel, enabling technology platform that can control the sample preparation process.  It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology (“PCT”), uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels (35,000 psi or greater) to safely, conveniently and reproducibly control the actions of molecules in biological samples (e.g., cells and tissues from human, animal, plant, and microbial sources).

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes Pressure Used to Lyse Samples for Extraction (“PULSE”) Tubes as well as application specific kits (which include consumable products and reagents) together make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from continuing operations since the inception of our PCT business, and these losses are expected to continue over at least the next twelve months.  As of December 31, 2010, we had a total cash balance of approximately $572,000 including $20,000 of restricted cash, which will fund our operations only into April 2011.  As of March 31, 2011, we had available cash of $46,000 and $20,000 of restricted cash.  As a result, the audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern.  The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.We are currently attempting to raise additional capital.  Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us.  In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

•
severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.  The accompanying financial statements do not include adjustments that may be required in the event of the disposal of assets or the discontinuation of the business;

•	obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or
•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

Despite the difficulty in the capital markets and the initiation of cost reduction initiatives, we have achieved a number of accomplishments during 2010.  These activities included the following:

•
Sale of Series B Convertible Preferred Stock in a Private Placement – On March 18, 2010, we received $500,000 from the sale of 26,672 units, consisting of shares of Series B Convertible Preferred Stock and warrants, in a private placement to 20 accredited investors.

Exercise of 100% of our 15-Month Preferred Stock Purchase Warrants– We received $1,229,650 from the exercise of 98,372 15-Month Preferred Stock Purchase Warrants that were outstanding and unexercised after March 30, 2010.  The cash proceeds of $1,229,650 were in addition to $241,625 we had previously received from the voluntary exercise of 15-Month Preferred Stock Purchase Warrants between November 2009 and March 30, 2010.

•
Therapeutic Discovery Grant Program – We received $244,479 related to a federal tax credit enacted in 2010 for qualifying research expenditures deducted in 2009. The program is designed for companies with 250 employees or less.  Its goal is to support investment in qualified biomedical projects that show potential to develop new therapies, address unmet medical needs, and reduce the long-term growth of healthcare costs.

•
Patents granted –  During 2010, we were issued five additional patents related to our PCT platform.  Of the five patents, one was granted in the U.S., one in Japan, one in Canada, and two in Australia.  With these grants, the Company now has 24 issued PCT patents: 14 in the U.S., three in Europe, three in Australia, two in Canada, and two in Japan.

•
Collaboration with the Lawrence Berkeley National Laboratory(“LBNL”) – Scientists at LBNL are using the Company's PCT platform in studies aimed at improving the analysis of microorganisms in environments with low biomass, such as oil reservoirs or deep sea oil plumes from oil spills. It is possible that improved microbe analysis may lead to better strategies for oil spill clean-up.

•
Cooperative Research and Development Agreement ("CRADA") with the Armed Forces Institute of Pathology ("AFIP") – The purpose of the CRADA is to develop pressure-based methods to improve the quality and speed of formalin fixed, paraffin embedded (“FFPE”) tissue preparations, and to improve the quality and yield of biomolecule extraction (DNA, RNA, Proteins, Lipids, Small Molecules) from archival FFPE tissue samples.

•
Product Licensing, Manufacturing, Co-Marketing, and Collaborative R&D Agreement – We entered into a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”).  We have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (the "TDI reagents"). The TDI reagents were designed for use in combination with PCT.

•	Launch of New Products – In December 2010 we announced the launch of the following products:

o
The Shredder SG3 – This product was developed in conjunction with the mitochondrial kits, to allow for a safe, rapid, efficient, and standardized method to isolate mitochondria from human and animal cells.

o	Mitochondrial kits – We introduced two new products, mitochondrial kits, that are focused on the isolation of mitochondria from solid tissues – skeletal muscle and lung.

In January 2010, we moved our research and development department to new laboratories at the Venture Development Center of the University of Massachusetts Boston (“UMass VDC”).  The UMass VDC offers us a number of advantages, including: the opportunity to work with other life science development stage companies, the opportunity to network with life science departments within the University of Massachusetts system, and access to part-time help from the students enrolled in the Biology program at UMass Boston.

Since we began operations as Pressure BioSciences in February 2005, we have installed 178 Barocycler instruments, of which 124 remain installed.  Our customers include researchers at academic laboratories, government agencies and biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	2010
Installed units	5	8	20	41	54	50

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

Corporate Information

We were incorporated in the Commonwealth of Massachusetts in August 1978 as Boston Biomedica, Inc.  In September 2004, we completed the sale of the Boston Biomedica core business units and began to focus exclusively on the development and commercialization of the PCT platform. Following this change in business strategy, we changed our legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc., or PBI, and commenced operations as Pressure BioSciences in February 2005.

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

Mass Spectrometry

Mass spectrometry is frequently used by research scientists to evaluate proteins and nucleic acids (DNA and RNA).  We believe that mass spectrometry is one of the most powerful laboratory tools used today and that it is playing an increasingly important role in the analysis of biological samples in life sciences research.  A number of important companies and research laboratories in this market are currently our customers, or are in the process of evaluating our technology for use in their laboratories.

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

Collaboration Program

Our collaboration program is an important element of our business strategy.  Initiating a collaboration with a researcher usually involves the installation of a Barocycler instrument for an agreed upon period of time, generally three to six months, and the execution of an agreed upon work plan.  Our primary objectives for entering into a collaboration agreement include:

-	the development of a new application for PCT in sample preparation;
-	the advancement and validation of our understanding of PCT within an area of life sciences in which we already have products;
-	the demonstration of the effectiveness of PCT to specific research scientists who we believe can have a positive impact on market acceptance of PCT; and
-	the expectation of peer-reviewed publications and/or presentations at scientific meetings by a third party on the merits of PCT.

Since we initiated our collaboration program in June 2005, we have placed Barocycler instruments in 178 sites, resulting in publications and presentations by third party researchers citing the use of our PCT platform.  We believe that this program has provided, and continues to provide us with independent and objective data about PCT from well respected laboratories throughout the United States.  Below is a list of selected publications by various researchers based on their experiences with PCT:

Title	Authors	Category	Affiliation	Reference
High-pressure EPR reveals conformational equilibria and volumetric properties of spin-labeled proteins	John McCoy Wayne L. Hubbell	Paper	University of California, Los Angeles	PNAS Early Edition Dec 6, 2010
Application of Pressure Cycling Technology (PCT) in Differential Extraction	Deepthi Nori Bruce McCord	Poster	Florida International University	21st International Symposium on Human Identification
A Proteomics Jurassic Park: The isolation of proteins from microorganisms encapsulated in amber from the Oligo-Miocene epoch 30-40 million years ago	Gary B. Smejkal. George O. Poinar Jr Feixia Chu PierGiorgioRighetti	Poster	Harvard Clinical and Translational Science Center, Laboratory for Innovative Translational Technologies University of New Hampshire	Human Proteome Organization (HUPO) Sep 2010 9th World Congress
A Comparative Study of In-Gel Digestions Using Microwave and Pressure-Accelerated Technologies	Rudy Alvarado Diana Tran Bonnie Ching Brett S. Phinney	Paper	UC Davis Proteomics Core Facility, University of California Davis Genome Center	Journal of Biomolecular Techniques Sep 21, 2010

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

Barocycler NEP3229 – The Barocycler NEP3229 contains two units, a user interface and a power source, comprised primarily of a 1.5 horsepower motor and pump assembly (hydraulic).  Combined, the two components of the NEP3229 weigh approximately 350 pounds.  The Barocycler NEP3229 is capable of processing up to three samples simultaneously using our specially designed, single-use PULSE Tubes.

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

PCT MicroTube Adapter Kit – The PCT MicroTube Adapter Kit includes an ergonomically designed, space-saving Workstation, PCT MicroTubes and MicroCaps, and specialized tools to enable the user to process up to forty-eight samples simultaneously in the Company's primary product, the PCT SPS, as compared to three with the Barocycler NEP3229.

The PCT Shredder – The patent-pending "PCT Shredder" is designed to help research scientists safely, rapidly, and conveniently disrupt very tough samples - such as ticks, muscle, and seeds, that require homogenization prior to PCT or other sample preparation methods.  The PCT Shredder uses a similar PULSE Tube as the PCT SPS, and allows scientists to homogenize tough samples prior to extraction with the PCT SPS, but without the need to transfer the sample into a second processing container between steps.

The Shredder SG3 –The Shredder SG3 is a low shear mechanical homogenization system for use with tough, fibrous and other difficult-to-disrupt tissues and organisms.  The Shredder SG3 uses a variety of Shredder PULSE Tubes to directly and rapidly grind a biological sample which, when combined with selected buffers, can provide effective extraction of proteins, DNA, RNA, lipids and small molecules from tissues and organisms.  The Shredder SG3 is similar in function to The PCT Shredder, but features a three position force setting lever which enables the operator to select and apply reproducible force to the sample during the shredding process and FSL eliminates the need for the operator to exert force for long periods when processing one or more samples.

Consumable Products

PULSE Tubes (FT500) – The FT500 PULSE Tube is a specially-designed, plastic, single-use, processing container with two chambers separated by a small disk with about sixty small holes.  This small disk is referred to as a Lysis Disk. PULSE Tubes transmit the power of PCT from the Barocycler instrument to the sample.  In sample extraction, the specimen is placed on the Lysis Disk, buffers are added to the PULSE tube, the PULSE Tube is capped and placed in the pressure chamber of the Barocycler instrument, pressure chamber fluid is added, and pressurization begins. As pressure increases, a small moveable piston pushes the specimen from the top (sample) chamber, through the Lysis Disk and into the bottom (fluid retention) chamber. When pressure is released, the sample (now partially homogenized) is pulled back through the Lysis Disk by the receding Ram. The combination of physical passage through the Lysis Disk, rapid pressure changes, and other biophysical mechanisms related to cycled pressure break up the cellular structures of the specimen to quickly and efficiently release nucleic acids, proteins, lipids, and small molecules.

Non-Disk PULSE Tubes (FT500-ND) – The FT500-ND PULSE Tube is a specially-designed, plastic, single-use, processing container with one chamber separated by a small disk with about sixty small holes.  The FT500-ND is similar to the FT500 in look and feel, except there is no Lysis Disk separating the body of the processing container into two chambers, as in the FT500-ND.  The design change was based on strong market demand for a new PCT consumable for the rapid and reproducible processing of solutions and suspensions that do not require partial homogenization by passage through a Lysis Disk, and for a consumable that could accept smaller sample volumes. It is the result of more than a year of testing in several laboratories using various sample sizes and types.   The FT500-ND offers variable sample volumes with a range five times that of the existing FT500.

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

ProteoSolve - CE – (ProteoSolve for Conventional Extraction) is a PCT-dependent kit for the extraction of proteins from a variety of samples using optimized detergent-based reagent system compatible with two-dimensional electrophoresis or two-dimensional chromatographic separation for proteomic analysis.  The kit contains all of the reagents and instructions necessary for the extraction of either denatured or non-denatured proteins, which can then be used for the analysis of protein structure and function.

Mitochondria Isolation Kits – These kits contain all of the chemical ingredients necessary for a scientist to extract mitochondria from skeletal muscle and lung tissue for subsequent analysis. Mitochondria play a major role in generating the energy required to power most cell processes and are involved in other important cell functions. Mitochondria have been implicated in several human diseases, including heart disease, stroke, Parkinson's disease, cancer, and other mitochondrial diseases.

We believe our development of these products has helped, and will continue to help, drive the adoption of PCT within the life sciences market.

Company Services

Government Grants – We view federal agency grants to be an important part of our business plan. These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology.  We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program.  Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000.  Additionally, our work in SBIR Phase I grants has been successful and we have applied, and may in the future apply, for larger National Institutes of Health (“NIH”) SBIR Phase II grants. Such larger grants are typically for a two year period and are in excess of $750,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded.  To date we have been awarded two NIH SBIR Phase I grants and one SBIR Phase II grant.  Both of the NIH SBIR Phase I grants have been completed.  The data on one of the NIH SBIR Phase I grants was the basis for the submission, and subsequent award, of the NIH SBIR Phase II grant awarded to us in the approximate amount of $850,000 in August 2008.  The Phase II grant is for work in the area of using PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies will ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from human and animal tissues.  As of December 31, 2010, the NIH Phase II SBIR grant has been completed.

In March 2010, the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) awarded us an SBIR Phase I grant for approximately $100,000.  The grant had a term of six months.  We completed the work on the grant in October 2010.

We have submitted for one SBIR Phase I and one SBIR Phase II grant.  If these are approved, we expect these grants will be awarded in the second quarter of 2011.

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

Customers

Our customers include researchers at academic laboratories, government agencies, and biotechnology, pharmaceutical, and other life science companies in the United States.  Our customers also include three foreign distribution partners.  During 2010, we continued to commercialize PCT with sales, and/or leases of our instrumentation to customers in all of these categories.  Our goal in 2011 is to continue our market penetration in these target groups and releasing products in our publicized product pipeline.  We also feel that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories at current customer institutions.

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

Competition

We compete with companies that have existing technologies for the extraction of nucleic acids, proteins, and small molecules from cells and tissues, including methods such as mortar and pestle grinding, sonication, rotor-stator homogenization, French Press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution.  We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of bio-molecules of interest, limited applicability to different sample types, ease-of-use, reproducibility, and cost.  We believe that the PCT Sample Preparation System offers a number of significant advantages over these methods, including labor reduction, temperature control, precision, reproducibility, versatility, efficiency, simplicity, and safety.  To compete, we must be able to clearly and conclusively demonstrate to potential customers that our products provide these improved performance capabilities.

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

PCT Compared to Existing Technologies

There are several incumbent technologies that offer scientists varying degrees of success in sample preparation. For several years, PBI scientists have been performing comparative studies with hundreds of samples to better understand how pressure cycling technology compares with these competitive technologies. Depending on the area of research and the type of material a scientist may be working with, there is a different level of importance placed on each attribute. Below is an illustration of how pressure cycling technology, in our opinion, compares to several existing technologies across the key attributes that we have assessed (with a “-”denoting a negative attribute, and a “+” denoting a positive attribute, Yes noting the presence of sheared molecules and “Min” denoting minimized or reduced number of sheared molecules).

Incumbent Technologies
Key Attributes		Mortar & Pestle Grinding	Sonication	Rotor-stator Homogenization	French Press	Bead Beating	PCT
Safety	Closed System	-	-	-	-	+	+
	Storage, Transport	-	-	-	-	+	+
Versatility		-	-	-	-	-	+
Reproducibility		-	-	-	-	-	+
Efficiency		-	-	-	-	-/+	+
Shearing Molecules		Min	Yes	Yes	Yes	Yes	Min

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

Research and Development

Our research and development expenses were approximately $1.2 million for both years ended December 31, 2010 and 2009, respectively.  Our research and development activities are split into two functional areas, applications and engineering.

Applications Research and Development

Our highly educated and trained staff has years of experience in molecular and cellular biology, virology, and proteomics. Our team of scientists focuses on the development of our PCT Sample Preparation System and further commercialization of PCT-dependent genomic, proteomic, and small molecule sample preparation methods.  Dr. Alexander Lazarev, our Vice President of Research & Development, and his team meet regularly with our sales, marketing, and engineering departments to discuss market needs and trends.  Our applications research and development staff is responsible for the technical review of all scientific collaborations, for the support of our marketing and sales departments through the generation of internal data in a number of areas of market interest, and in the development of commercially-viable PCT-dependent products.

Engineering Research and Development

Our engineering research and development team is focused on the design and development of new and improved instrumentation and consumable products to support the commercialization of PCT.  Our engineering department is led by Dr. Edmund Ting, our Senior Vice President of Engineering.  The primary focus of our engineering group is to ensure seamless production processes, perform installations and field service, and work with our application scientists to complete the development of a high throughput sample processing system for the mass spectrometry market.

Product Pipeline

On February 7, 2011, we announced that we had unveiled four key instruments in our 2011-2013 research and development pipeline:

•	Barocycler HUB440 - A manual or computer controlled, compact, portable, and versatile high pressure generator for multiple bioscience applications. Estimated release: Q3 2011.
•
Barocycler FFPE Protein Extraction Service - A service offering the enhanced extraction of proteins from formalin-fixed, paraffin-embedded (FFPE) samples using a modified Barocycler instrument that combines the advantages of pressure cycling, high temperature, and certain reagents.  Estimated release: 2012.

•	XstreamPCT™ HPLC Digestion Module - For automated, in-line, on-demand PCT-enhanced protein digestion; the first module in PBI's PCT-based HPLC platform. Estimated release: 2013.
•	Barocycler HT Multiwell (48-384) - For high throughput, PCT-enhanced biomolecule extraction/accelerated enzymatic digestion; process 48 - 384 samples. Estimated release: 2013.

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

Sales

Direct US Sales Force

Our domestic sales force is led by our Vice President of Sales, Matthew B. Potter.  Mr. Potter is responsible for directing the efforts of our three full-time sales directors, and for covering accounts in the New England region.  We believe that hiring seasoned sales professionals, with significant industry experience, will allow us to more effectively penetrate the market with a small, focused sales force. Throughout 2011, we plan to monitor this strategy and may increase the number of sales professionals if our financial resources permit and if we believe that doing so will accelerate our commercialization efforts.

Foreign Distributor Network

Currently we have distribution arrangements covering Japan, the Netherlands and South Korea.  Specifically, in June 2008, we entered into a distribution agreement with Veritas Corporation (“Veritas”) of Tokyo, Japan pursuant to which we granted Veritas exclusive distribution rights to all of our products in Japan.  The agreement was extended to December 31, 2013.  In April 2009, we entered into a distribution agreement with TouchDown BioMarketing BV (“TouchDown”), of The Netherlands pursuant to which we granted TouchDown exclusive distribution rights to all of our products in The Netherlands.  The agreement was extended to December 1, 2011.  In September 2007, we entered into a distribution agreement with CM Corporation (“CM”), of Seoul, South Korea pursuant to which we granted CM exclusive distribution rights to all of our products in South Korea.  The agreement was extended to December 1, 2011.

Additionally, we previously had distributions arrangements covering France, Belgium, Switzerland, Taiwan and China, which expired in accordance with the terms of the applicable agreement in 2010 and which were not extended.  The expired agreements accounted for less than 1% and 5% of our foreign sales in 2009 and 2010, respectively and less than 1% of our total sales in 2009 and 2010, respectively.

Marketing

Our marketing function includes Dr. Nathan Lawrence, our Vice President of Marketing.  Our marketing department oversees and directs marketing activities such as trade show attendance and sponsorship, on-line advertising, website maintenance and improvement, search engine optimization, creation and dissemination of a PCT newsletter, market research initiatives, and the arrangement of on-location seminars, lectures, and demonstrations of PCT capabilities.  Our marketing function is also responsible for the overall coordination of our collaboration programs, from initial set-up, research plan design, and training, service, and data analysis.  Some of these responsibilities are shared with other PBI departments (such as Research and Development), but marketing drives the collaborative process.  Our marketing team is also responsible for the continued coordination and support of our foreign and domestic distribution partners.

Intellectual Property

We believe that protection of our patents and other intellectual property is essential to our business.  Our practice is to file patent applications to protect technology, inventions, and improvements to inventions that are important to our business development.  We also rely on trade secrets, know-how, and technological innovations to develop and maintain our potential competitive position.  To date, we have been granted 14 United States patents, three European patents, three Australian patents, two Japanese patents, and two Canadian patents.  Our issued patents expire between 2015 and 2027.  Our failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any of our PCT products. It may also allow our competitors to duplicate our products without our permission and without compensation.

License Agreements Relating to Pressure Cycling Technology

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the fiscal years ended December 31, 2010 and 2009, we incurred $36,330 and $30,548 in royalties.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.  The minimum annual royalty is $5,000.  Our only obligation for 2010 was this minimum payment.

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

We self certified that our Barocycler instrumentation was CE compliant, which means that our Barocycler instruments meet the essential requirements of the relevant European health, safety and environmental protection legislation.  In order to maintain our CE Marking, a requirement to sell equipment in many countries of the European Union, we are obligated to uphold certain safety and quality standards.

Employees

As of March 26, 2011, we had 14 full-time employees, including five employees in the sales and marketing and technical support functions, three in general and administrative, three in applications research and development, and three in engineering research and development.

Our Executive Officers

The following table sets forth the names, ages and positions of our current executive officers as of March 26, 2011:

Name	Age	Position
Richard T. Schumacher	60	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Edmund Ting, Ph.D.	57	Senior Vice President of Engineering
Nathan P. Lawrence, Ph.D.	56	Vice President of Marketing
Alexander Lazarev, Ph.D.	46	Vice President of Research and Development
Matthew B. Potter	47	Vice President of Sales

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

Dr. Nathan P. Lawrence was appointed Vice President of Marketing and Sales on April 1, 2006.  Dr. Lawrence joined Pressure BioSciences Inc. in 2005, serving as Director of Research and Development until his promotion to Vice President of Marketing in 2006.  Dr. Lawrence was responsible for the development of protocols based on Pressure Cycling Technology (PCT).  From 2004 through 2005, Dr. Lawrence worked for 454 Life Sciences in product development.  Prior to 454 Life Sciences, Dr. Lawrence was Director of Research and Development for Boston Biomedica, Inc. from 1998-2004.  He was responsible for the development of PCT, as well as the development of nucleic acid-based diagnostic assays.  Prior to joining Boston Biomedica, Inc., Dr. Lawrence held several positions with increasing responsibility in Research and Development and manufacturing at Becton Dickinson and Gene Trak Systems.  Dr. Lawrence holds a BA from the University of Miami, an M.S. from Southern Connecticut State University, and a Ph.D. from Yale University.

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

ITEM 1A.	RISK FACTORS.

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

As of March 31, 2011, we had available cash of approximately $46,000 and $20,000 of restricted cash.  We require additional capital to fund our operations and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations.  As of December 31, 2010, we had available cash of approximately $572,000.  As of March 31, 2011, we had available cash of approximately $46,000 and $20,000 of restricted cash which, based on current projections, will be sufficient to fund operations into April 2011.  We need substantial additional capital to fund our operations.

We have received an opinion from our independent registered public accounting firm expressing doubt regarding our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern.  The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management has developed a plan to continue operations, which includes further reductions in expenses and obtain equity financing.  Although we have successfully completed private placements and reduced expenses in the past, we cannot assure you that our plans to address these matters will be successful.  Such an opinion from our independent registered accounting firm could adversely affect our ability to obtain additional financing at favorable terms, if at all, as such an opinion may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers.  There can be no assurance that our accounting firm will not qualify its opinion in the future.  If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

We will need a greater amount of additional capital than we currently expect to need if we experience unforeseen costs or expenses, unanticipated liabilities or delays in implementing our business plan, developing our products and achieving commercial sales.

We believe that we will need substantial capital for the growth and development of our pressure cycling technology products and services in the sample preparation area, as well as for applications in other areas of life sciences. Our capital requirements will depend on many factors, including but not limited to:

•	the problems, delays, expenses, and complications frequently encountered by early-stage companies;
•	market acceptance of our pressure cycling technology products and services for sample preparation;
•	the success of our sales and marketing programs; and
•	changes in economic, regulatory or competitive conditions in the markets we intend to serve.

To satisfy our potential capital requirements to cover the cost of the development and commercialization of our pressure cycling technology products and services relating to sample preparation and other life science applications, we need to raise additional funds in the public or private capital markets.  We may seek to raise any necessary additional funds through the issuance of warrants, equity or debt financings or executing collaborative arrangements with corporate partners or other sources, which may be dilutive to existing stockholders or otherwise have a material effect on our current or future business prospects. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

•
severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.  The accompanying financial statements do not include adjustments that may be required in the event of the disposal of assets or the discontinuation of the business;

•	obtain financing with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or
•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

Our actual results and performance, including our ability to raise additional capital, may be adversely affected by current economic conditions.

Our actual results and performance could be adversely affected by the current economic conditions in the global economy, which pose a risk to the overall demand for our products from our customers who may elect to defer or cancel purchases of, or decide not to purchase, our products in response to continuing tightness in the credit markets, negative financial news and general uncertainty in the economy. In addition, our ability to obtain additional financing, on acceptable terms, if at all, may be adversely affected the uncertainty in the current economic climate.

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

We are an early-stage company and our pressure cycling technology business has a relatively limited operating history.  Early-stage companies may encounter problems, delays, expenses and complications, many of which may be beyond our control or may harm our business or prospects. These include:

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

Many of our current and potential customers have required between three and six months or more to test and evaluate our pressure cycling technology products.  This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling and marketing, and general and administrative expense related to customers from whom we have not yet generated any revenue from our products, and from whom we may never generate the anticipated revenue if a customer is not satisfied with the results of the evaluation of our products or if a customer cancels or changes its plans.

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

We currently rely on Source Scientific, LLC, a third party contract manufacturer, to manufacture our PCT instrumentation, provide engineering expertise, and manage the majority of our sub-contractor supplier relationships.  Because of our dependence on one manufacturer, our success will depend, in part, on the ability of Source Scientific to manufacture our products cost effectively, in sufficient quantities to meet our customer demand, if and when such demand occurs, and meeting our quality requirements.   If Source Scientific experiences manufacturing problems or delays, or if Source Scientific decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace Source Scientific, there will be a disruption in our business and we would incur additional costs and delays that would harm our business.

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

We cannot guarantee that we will successfully develop our international sales channels to enable us to generate significant revenue from international sales.  We currently have three international distribution agreements that together cover Japan, the Netherlands and South Korea.  We previously had international distribution agreements which covered Belgium, France, Switzerland, Taiwan and China, which have terminated in accordance with their terms.  We have generated limited sales to date from international sales and cannot guarantee that we will be able to increase our sales.  As we expand, our international operations may be subject to numerous risks and challenges, including:

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

Our ability to further develop and successfully commercialize our products will depend, in part, on our ability to enforce our patents, preserve our trade secrets, and operate without infringing the proprietary rights of third parties. We currently have 14 United States patents issued and several pending patent applications for our pressure cycling technology. Several of these have been followed up with foreign applications, for which three patents have been issued in Europe and three patents have been issued in Australia, two in Japan, and two in Canada. We expect to file additional foreign applications in the future relating to our pressure cycling technology, and we will file additional United States applications as we develop new patentable intellectual property.  The patents which have been issued expire between 2015 and 2027.

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

In connection with the private placements we completed in 2009 and 2010, we issued shares of Series A Convertible Preferred Stock and shares of Series B Convertible Preferred Stock, together with warrants to purchase shares of Series A Convertible Preferred Stock and common stock in our first private placement, and together with warrants to purchase shares of Series B Convertible Preferred Stock in our second private placement.  Each share of Series A Convertible Preferred Stock and each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock.   If all of the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, together with the warrants to purchase Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and common stock, were converted or exercised into shares of our common stock, an additional 6,062,380 shares of common stock would be issued and outstanding.  The additional issuance of common stock would cause immediate and substantial dilution to our existing stockholders, and could cause a significant reduction in the market price of our common stock.

Our shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to certain rights, privileges and preferences over our common stock, including the right to receive dividends and a preference upon a liquidation of the company, which could reduce amounts available for distribution to our common stockholders.

We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the foreseeable future.  The holders of our shares of Series A Convertible Preferred Stock, however, are entitled to receive a cumulative dividend at the rate of 5% per annum of the purchase price paid for the Series A Convertible Preferred Stock, payable semi-annually on June 30 and December 31, which commenced on June 30, 2009.  The holders of our shares of Series B Convertible Preferred Stock are entitled to receive a cumulative dividend at the rate of 5% per annum of the purchase price paid for the Series B Convertible Preferred Stock, payable semi-annually on June 30 and December 31, which commenced on December 31, 2009.  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.   If we elect to pay the dividends in cash, we will have less cash available for operations, and less cash available to the holders of common stock upon a liquidation of the company.  For the dividend payments on June 30, 2010 and for the dividend payments on December 31, 2010 to Series A holders, we elected to pay the dividends in common stock.  This had a dilutive effect on our common stockholders.  If we continue to elect to pay the dividends in common stock, our common stockholders will suffer additional dilution.  We paid the dividend on December 31, 2010 to Series B holders in cash.

The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are also entitled to receive preferential treatment in the event of liquidation, dissolution or winding up of our company, which could leave significantly less assets, if any, available for distribution to our common stockholders upon a liquidation, dissolution or winding up of our company.

Our stockholders’ equity for the year ended December 31, 2010 has fallen below the minimum requirement for continued inclusion on the NASDAQ Capital Market and our common stock may be delisted from the NASDAQ Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on the NASDAQ Capital Market. Shortly after the filing of this Annual Report on Form 10-K, we expect to receive a letter from the NASDAQ Stock Market LLC ("NASDAQ") advising us that our stockholders’ equity for the year ended December 31, 2010 has fallen below the minimum requirement for continued inclusion on the NASDAQ Capital Market.  If we are unsuccessful in submitting a plan to bring the Company into compliance with this listing standard or fail to comply with any other listing standards applicable to issuers listed on the NASDAQ Capital Market, our common stock will be delisted from the NASDAQ Capital Market. Upon delisting from the NASDAQ Capital Market, our common stock would be traded on the over-the-counter bulletin board (“OTC”). OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks. Accordingly, delisting from the NASDAQ Capital Market could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We extended the lease term until August 31, 2011.  We pay approximately $6,500 per month for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities.  We pay $5,000 per month for the use of these facilities.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Capital Market under the trading symbol “PBIO”.

The following table sets forth, for the periods indicated, the high and low sales price per share of common stock, as reported by the NASDAQ Capital Market from January 1, 2009 through December 31, 2010.

	Common Stock Price
Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$1.23	$0.55
Second Quarter	2.10	0.80
Third Quarter	1.85	1.31
Fourth Quarter	1.80	1.32

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$1.97	$1.36
Second Quarter	1.84	1.02
Third Quarter	1.77	1.09
Fourth Quarter	2.29	1.24

As of March 26, 2011, there were 20,000,000 shares of common stock authorized of which 2,735,530 shares were issued and outstanding, and held by 178 stockholders of record.  As of March 26, 2011, we had 1,000,000 shares of preferred stock authorized of which 171,864 shares of Series A Convertible Preferred Stock and 88,711 shares of Series B Convertible Preferred Stock were issued and outstanding and held by 68 stockholders of record.  Each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock is convertible into 10 shares of common stock.

We have never declared or paid any cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the foreseeable future.  The terms of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock restrict us from declaring dividends on our common stock unless we first pay any dividends owed with respect to the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as described below.  Additionally, if we declare any dividends on our common stock, the holders of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock would also be entitled to receive such dividend as if they had converted their shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as the case may be, into common stock.

As part of the private placement completed in February 2009, the holders of the Series A Convertible Preferred Stock are entitled to receive a cumulative dividend at the rate of 5% per annum of $11.50 (the “Purchase Price”), payable semi-annually on June 30 and December 31, which commenced on June 30, 2009 (with the first payment pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  The Series B Convertible Preferred Stock issued in the November 18, 2009 and March 18, 2010 private placements will pay a cumulative dividend at the rate of 5% per annum of the Purchase Price based on the 10-day volume weighted average stock price, payable semi-annually within 45 days of June 30th and December 31st, which commenced on December 31, 2009 (with the first payment pro-rated based on the number of days occurring between the date of issuance and December 31, 2009 for the November 18, 2009 private placement or June 30, 2010 for the March 18, 2010 private placement).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.   Dividends issued or to be issued for the years ended December 31, 2009 and 2010 are outlined in the table below.

(Common shares issued)			(Common shares to be issued)
	For The Year Ended			For The Year Ended
	12/31/2009	12/31/2010		12/31/2009	12/31/2010
Series A	29,473	162,581	Series A	39,098	66,102
Series B	-	27,486	Series B	5,027	30,855
	29,473	190,067		44,125	96,957

(Value of Dividends)			(Value of Dividends Payable)
	For The Year Ended			For The Year Ended
	12/31/2009	12/31/2010		12/31/2009	12/31/2010
Series A	$33,893	$186,954	Series A	$44,963	$75,983
Series B	$-	$35,975	Series B	$7,355	$42,037
	$33,893	$222,929		$52,318	$118,020

Recent Sales of Unregistered Securities

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit, resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  The Series A Units were issued and sold to a total of 35 accredited investors pursuant to a Securities Purchase Agreement entered into as of February 12, 2009 (the “Securities Purchase Agreement”).  Each Series A Unit consisted of  (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Convertible Preferred Stock”) convertible into 10 shares of our common stock, (ii) a warrant to purchase, at the purchaser’s election to be made within 7 days of the closing, either 10 shares of our common stock, at an exercise price equal to $1.25 per share, with a term expiring 15 months after the date of closing (“15 Month Common Stock Warrant”), or one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month Preferred Stock Warrant”) (all purchasers elected to receive the 15 Month Preferred Stock Warrant); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).

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

On March 31, 2010, we exercised our right to call the 15-Month Preferred Stock Warrants and, as a result, 15-Month Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for gross proceeds to us of $1,229,650, before deducting associated expenses.  15-Month Preferred Stock Warrants to purchase an additional 10,150 shares of Series A Convertible Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Series A Convertible Preferred Stock.  There are no 15-Month Preferred Stock Warrants currently outstanding.

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

We did not repurchase any of our equity securities during 2010.

ITEM 6.	SELECTED FINANCIAL DATA.
Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research.  Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming, and one of the most error prone steps of scientific research.  It is, none-the-less, a ubiquitous laboratory undertaking the requirements of which drive what we believe is a large and growing worldwide market.  We have developed and patented a novel, enabling technology platform that can control the sample preparation process.  It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology (“PCT”), uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels (35,000 psi or greater) to safely, conveniently and reproducibly control the actions of molecules in biological samples (e.g., cells and tissues from human, animal, plant, and microbial sources).

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes Pressure Used to Lyse Samples for Extraction (“PULSE”) Tubes as well as application specific kits (which include consumable products and reagents) together make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from continuing operations since the inception of our PCT business, and these losses are expected to continue over at least the next twelve months.  As of December 31, 2010, we had a total cash balance of approximately $572,000 including $20,000 of restricted cash.  As of March 31, 2011, we had available cash of $46,000 and $20,000 of restricted cash which, based on current projections, will be sufficient to fund operations into April 2011.  As a result, the audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern.  The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.We are currently attempting to raise additional capital.  Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us.  In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

•
severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.  The accompanying financial statements do not include adjustments that may be required in the event of the disposal of assets or the discontinuation of the business;

•	obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or
•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products..

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

We also derive revenues from Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health (“NIH”).  These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology.  Additionally, when our work in NIH SBIR Phase I grants has been successful, then we have applied for larger NIH SBIR Phase II grants. To date we have been awarded two NIH Phase I grants and one SBIR Phase II grant.  Both of our NIH SBIR Phase I grants have been completed.  The data on one of the Phase I grants was the basis for the submission, and subsequent award, of our NIH SBIR Phase II award of approximately $850,000.  The NIH SBIR Phase II grant is for work in the area of the use of PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies will ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles.  As of December 31, 2010, the Phase II SBIR grant had been completed.

In March 2010, the U.S. Army Medical Research Acquisition Activity (“USAMRAA”) awarded us an SBIR I grant for approximately $100,000.  The grant had a term of six months.  We completed the work on the grant in October 2010.

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

On March 31, 2010, we exercised our right to call the 15-Month Preferred Stock Warrants and, as a result 15-Month Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for gross proceeds to us of $1,229,650, before deducting associated expenses.  15-Month Preferred Stock Warrants to purchase an additional 10,150 shares of Series A Convertible Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Series A Convertible Preferred Stock.

 RESULTS OF OPERATIONS

Year Ended December 31, 2010 as compared to 2009

Revenue

We had total revenue of $1,340,032 in the year ended December 31, 2010 as compared to $1,244,910 in the prior year.

PCT Products, Services, Other.  Revenue from the sale of PCT products and services was $877,567 in 2010 as compared to $831,602 in 2009.  Increased rental income, higher average selling prices, and supporting equipment sales offset the lower number of PCT installations in the current period.  We generated consumable sales of $104,924 for the year ended December 31, 2010 compared to $70,343 during the prior year, an increase of $34,581 or 50%.  Our domestic and foreign installations of PCT systems are set forth in the table below.

Unit Installations
	2010	2009
Domestic	42	47
International	8	7
Total Installations	50	54

We expect the number of units installed will increase in future periods as we continue to gain commercial awareness of our technology, although we may experience some delays in customer purchases due to current economic conditions in the United States and globally.  We continue to expect that some portion of future installations will be for the smaller, lower priced, Barocycler NEP2320 model and some will be placed under lease or short-term rental agreements.  Therefore, we expect that the average revenue per installation may continue to fluctuate from period to period as we continue to drive our installed base and commercialize PCT.  We also expect that as we continue to expand the installed base of Barocycler instruments in the field, we will realize increasing revenue from the sale of consumable products and extended service contracts.  In the short-term, these recurring revenue streams may continue to fluctuate from period to period.

Grant Revenue.  During 2010, we recorded $462,465 of grant revenue as compared to $413,308 in 2009.  Grant revenue recorded during 2010 was related to the $850,000 SBIR Phase II grant that we were awarded in June 2008 and to an SBIR Phase I grant of approximately $110,000 awarded in March 2010.  We completed work on both grants in the fourth quarter of 2010.

Cost of PCT Products and Services

The cost of PCT products and services was $376,514 for the year ended December 31, 2010, compared to $402,340 in 2009.  Our gross profit margin on PCT products and services increased to 57% for the year ended December 31, 2010, as compared to 52% for 2009.  The increase in the gross profit margin on PCT products and services was due primarily to sales of Barocycler units to our international distributors at distributor discounted prices in the prior year and increased rental rates this year on Barocycler leases.

The relationship between the cost of PCT products and services and PCT revenue will depend greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products that we sell in a given period.

Research and Development

Research and development expenditures increased to $1,232,566 during 2010 from $1,175,136 in 2009 an increase of $57,430 or 5%.  This increase resulted primarily from increased costs relating to work on the SBIR Phase II grant.

Research and development expense included $73,097 and $137,160 of non-cash, stock-based compensation in 2010 and 2009, respectively.

Selling and Marketing

Selling and marketing expenses increased to $1,204,892 in 2010 from $1,054,869 in 2009, an increase of $150,023 or 14%.  This increase was primarily due to marketing activities, recruiting efforts of sales personnel and compensation for a new sales director.

Selling and marketing expense included $72,609 and $73,689 of non-cash, stock-based compensation expense in 2010 and 2009, respectively.

General and Administrative

General and administrative costs totaled $1,924,814 in the year ended December 31, 2010, as compared to $1,809,133 in 2009, an increase of $115,681 or 6%.  The increase is principally due to the expenses of patent filings and investor relations activities offset by stock option vesting occurring in the prior year.

During the years ended December 31, 2010 and 2009, general and administrative expense included $127,475 and $218,155 of non-cash, stock-based compensation expense, respectively.  The year ended December 31, 2009 includes a grant of stock options to purchase an aggregate of 485,000 shares of our common stock in total to our employees and our four independent directors, resulting in a charge of $112,943 during 2009.  The year ended December 31, 2009 also includes a one-time charge of $15,675 of non-cash stock-based compensation expense in connection with the grant of a non-qualified, fully-vested option to purchase 15,000 shares of our common stock to our new independent director.  We awarded fully-vested options to purchase 15,000 shares of our common stock to each of our two new independent directors in 2010 for a one-time charge of $31,995.

Operating Loss

Our operating loss was $3,398,754 for the year ended December 31, 2010 as compared to $3,196,568 for the comparable period in 2009, an increase of $202,186 or 6%.  The additional operating loss resulted primarily because of the factors noted above.

Interest Income

Interest income totaled $2,303 for the year ended December 31, 2010 as compared to $4,990 for the year ended December 31, 2009.  The decrease is due to lower average cash balances and lower yields on these balances during the year ended December 31, 2010, as compared to 2009.

Therapeutic Discovery Credit

In November 2010, the Company was awarded a $244,000 grant under the Qualifying Therapeutic Discovery Project (QTDP) program under The Patient Protection and Affordable Care Act of 2010 (PPACA).

Income Taxes

The benefit of $23,710 that was realized in 2010 relates to new legislation within the Housing Assistance Tax Act of 2008 which provided the company the option to claim a refundable tax credit in exchange for foregoing bonus depreciation.  In the year ended December 31, 2009, we recorded a refund of income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash was received in August 2009.

Net Loss

During the year ended December 31, 2010, we recorded a net loss applicable to common shareholders of $3,654,536 or $(1.36) per share, as compared to $3,284,779 or $(1.42) per share in 2009.  The difference between net loss applicable to common shareholders and net loss relates to the beneficial conversion calculation associated with the intrinsic value of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.  See Note 2 of the Notes to Consolidated Financial Statements under the Computation of Loss per Share heading.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2010, our working capital position was $1,440,512, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses. As of December 31, 2009, our working capital balance was $2,209,205, the primary components of which were cash and cash equivalents, income taxes receivable, prepaid expenses, and deposits.  We expect to continue to fund our operations from our working capital balance.

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

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) of Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Convertible Preferred Stock”) and warrants for a purchase price of $18.80 per Series B Unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.20 with offering costs of $115,350.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  We closed on the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units for a purchase price of $18.80 per unit with gross proceeds of $501,434 netting to $465,867 after offering costs.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock, convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for the warrants issued in November 2009 and at an exercise price of $28.80 per share for the warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 8 of the Notes to Consolidated Financial Statements for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

In connection with the Series B Private Placement, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

On March 31, 2010, we exercised our right to call the 15-Month Preferred Stock Warrants and, as a result 15-Month Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for gross proceeds to us of $1,229,650, before deducting associated expenses.  15-Month Preferred Stock Warrants to purchase an additional 10,150 shares of Series A Convertible Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Series A Convertible Preferred Stock.

We will need substantial additional capital to fund our current operations beyond the first quarter of 2011.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to further limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.   If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.

Net cash used in operations during 2010 was $2,872,180 as compared to net cash used in operations of $1,809,261 during 2009.  The increase in cash used in operations in 2010 as compared to 2009 is principally due to an increase in Barocycler inventory of $638,900 and an increase in operating loss of $340,563 excluding stock-based compensation and depreciation and amortization.

Net cash used in investing activities during 2010 was $92,111 as compared to net cash used in investing activities of $152,925 in the prior year.  During the year ended December 31, 2010, we purchased a Barocycler skin mold and installed Barocycler instruments under collaboration or lease agreements while selling several demonstration units.  Cash used in investing activities during 2009 was for Barocycler instruments that we purchased and installed under collaboration or lease agreements.

Net cash provided by financing activities during 2010 was $1,907,362.  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with net proceeds of $465,867.  Several stock options were exercised for a total of $20,220 given to the company.  We gross proceeds to us of $1,229,650, before deducting associated expenses, in connection with the call and related exercise of the 15-Month Preferred Stock Warrants.

Net cash provided by financing activities for the year ended December 31, 2009 included a stock warrant exercise and the net proceeds of $2.7 million from the sale of Series A and B Convertible Preferred Stock.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the year ended December 31, 2010 and 2009, we incurred approximately $36,330 and $30,548, respectively in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.  The minimum royalty and our only obligation for 2010 was $5,000.

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

Purchase Commitments

    On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We were billed for the unpaid purchase price of each unit at the time each unit was completed and ready for sale.  As of December 31, 2010, we had received all units under this purchase order.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

Year ending December 31:
2011	$111,776
2012	$60,000
Thereafter	-
Total minimum payments required	$171,776

CRITICAL ACCOUNTING POLICIES

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic and foreign installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired.  Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years.  We annually review our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets as of December 31, 2010 concluded they were not impaired.

Long-Lived Assets and Deferred Costs

In accordance with FASB ASC 360-10-05, Property, Plant, and Equipment, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows related to the long-lived assets. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2010 and determined that our long-lived assets were not impaired.

RECENT ACCOUNTING STANDARDS

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

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU2010-06”). ASU 2010-06 updated section ASC 820-10 to require a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company determined that there is no significant impact to its operations from this guidance because the Company invests in assets considered to be in Level 1 status.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not Applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiary:

We have audited the consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiary (the “Company”) as of December 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiary as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARCUM LLP

Boston, Massachusetts
March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiary

We have audited the consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Boston, Massachusetts
March 31, 2010

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
	December 31,	December 31,
ASSETS	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$552,849	$1,609,778
Restricted cash	20,014	20,012
Accounts receivable, net of allowances of $0 at December 31, 2010 and $8,400 at December 31, 2009	233,846	203,211
Inventories	1,104,056	638,350
Deposits	6,472	182,010
Prepaid income taxes	1,442	3,176
Prepaid expenses and other current assets	296,756	86,563
Total current assets	2,191,725	2,743,100
PROPERTY AND EQUIPMENT, NET	192,777	249,465

OTHER ASSETS
Intangible assets, net	182,394	231,026
TOTAL ASSETS	$2,590,606	$3,223,591

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$234,568	$148,087
Accrued employee compensation	172,251	105,824
Accrued professional fees and other	337,698	271,926
Deferred revenue	27,153	8,058
Total current liabilities	771,669	533,895

LONG TERM LIABILITIES
Deferred revenue	9,427	1,609
TOTAL LIABILITIES	781,097	535,504

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 262,135 shares issued and outstanding on December 31, 2010 and 152,213 shares on December 31, 2009 (Liquidation value of $3,014,553)

	2,621	1,523
Series B convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 88,711 shares issued and outstanding on December 31, 2010 and 62,039 shares on December 31, 2009 (Liquidation value of $1,667,767)

	887	620
Common stock, $.01 par value; 20,000,000 shares authorized; 2,711,750 shares issued and outstanding on December 31, 2010 and 2,328,426 shares issued and outstanding on December 31, 2009
	27,118	23,284
Warrants to acquire preferred stock and common stock	1,248,909	1,352,165
Additional paid-in capital	12,095,237	9,297,115
Accumulated deficit	(11,565,263)	(7,986,620)
Total stockholders' equity	1,809,509	2,688,087
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,590,606	$3,223,591

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Year Ended
	December 31,
	2010	2009

REVENUE:
PCT Products, services, other	$877,567	$831,602
Grant revenue	462,465	413,308
Total revenue	1,340,032	1,244,910

COSTS AND EXPENSES:
Cost of PCT products and services	376,514	402,340
Research and development	1,232,566	1,175,136
Selling and marketing	1,204,892	1,054,869
General and administrative	1,924,814	1,809,133
Total operating costs and expenses	4,738,786	4,441,478

Operating loss	(3,398,754)	(3,196,568)

Interest income	2,303	4,990
Therapeutic discovery credit	244,479	-

Loss before income taxes	(3,151,972)	(3,191,578)
Income tax refund	23,710	623,262
Net loss	(3,128,262)	(2,568,316)
Accrued and deemed dividends on convertible preferred stock	(502,564)	(716,463)
Net loss applicable to common shareholders	$(3,630,826)	$(3,284,779)

Net loss per share attributable to common stockholders - basic and diluted	$(1.35)	$(1.42)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,687,141	2,314,316

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Stock	Additional Paid-In	Retained Earnings/ (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit)	Equity
BALANCE, December 31, 2008	-	$-	-	$-	2,195,283	$21,953	$-	$6,803,530	$(4,701,841)	$2,123,642
Stock-based compensation								429,004		429,004
Issuance of convertible preferred stock	156,980	1,570	62,039	620				1,667,535		1,669,725
Issuance of common stock					16,000	160		26,400		26,560
Offering costs								(354,177)		(354,177)
Issuance of warrants							1,363,967			1,363,967
Stock warrant exercise	4,000	40					(11,802)	61,762		50,000
Beneficial conversion of preferred stock								630,252	(630,252)	-
Conversion of preferred stock to common stock	(8,767)	(87)			87,670	877		(790)		-
Common stock paid-in-kind dividends earned									(52,318)	(52,318)
Issuance of common stock for dividends paid-in-kind					29,473	294		33,599	(33,893)	-
Net loss									(2,568,316)	(2,568,316)
BALANCE, December 31, 2009	152,213	$1,523	62,039	$620	2,328,426	$23,284	$1,352,165	$9,297,115	$(7,986,620)	$2,688,087
Stock-based compensation								273,182		273,182
Stock option exercises					18,897	189		20,031		20,220
Issuance of convertible preferred stock			26,672	267				328,107		328,374
Issuance of common stock for services					17,000	170		25,800		25,970
Offering costs for issuance of preferred stock								(53,689)		(53,689)
Issuance of warrants							307,416			307,416
Stock warrant exercise	125,658	1,255					(410,671)	1,830,691		1,421,275
Beneficial conversion of preferred stock								154,389	(154,389)	-
Conversion of preferred stock to common stock	(15,736)	(157)			157,360	1,573		(1,416)		-
Common stock paid-in-kind dividends earned									(118,020)	(118,020)
Series B dividend paid in cash									(7,212)	(7,212)
Issuance of common stock for dividends paid-in-kind					190,067	1,902		221,027	(170,760)	52,169
Net loss									(3,128,262)	(3,128,262)
BALANCE, December 31, 2010	262,135	$2,621	88,711	$887	2,711,750	$27,118	$1,248,909	$12,095,237	$(11,565,263)	$1,809,509

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	For the Year Ended
	December 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,128,262)	$(2,568,316)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	197,431	204,341
Stock-based compensation expense	273,181	429,005
Bad debt expense	-	53,680

Changes in operating assets and liabilities:
Restricted cash	-	29,988
Accounts receivable	(30,635)	(47,774)
Inventories	(465,706)	(66,519)
Deposits	175,538	200,226
Accounts payable	86,481	(115,399)
Accrued employee compensation	66,427	(55,550)
Deferred revenue and other accrued expenses	67,912	(24,915)
Prepaid expenses and other current assets	(114,547)	151,972
Net cash used in operating activities	(2,872,180)	(1,809,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(92,111)	(152,925)
Net cash used in investing activities	(92,111)	(152,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	20,220	-
Proceeds from stock warrant exercises	1,421,275	50,000
Net proceeds from the issuance of preferred stock	465,867	2,653,756
Net cash provided by financing activities	1,907,362	2,703,756

Change in cash and cash equivalents	(1,056,929)	741,570
Cash and cash equivalents, beginning of period	1,609,778	868,208
Cash and cash equivalents, end of period	$552,849	$1,609,778

SUPPLEMENTAL INFORMATION:
Income tax refund received	$244,479	$623,262
Issuance of common stock dividend on preferred stock	222,931	-
Issuance of common stock warrants for services	116,234	-
Issuance of preferred stock warrants to placement agent	18,122
Issuance of common stock for services	25,970	-
Beneficial conversion feature on convertible preferred stock	154,389	630,252

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business Overview and Management Plans

We are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research.  Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming, and one of the most error prone steps of scientific research.  It is, none-the-less, a ubiquitous laboratory undertaking the requirements of which drive what we believe is a large and growing worldwide market.  We have developed and patented a novel, enabling technology platform that can control the sample preparation process.  It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology (“PCT”), uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels (35,000 psi or greater) to safely, conveniently and reproducibly control the actions of molecules in biological samples (e.g., cells and tissues from human, animal, plant, and microbial sources).

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes Pressure Used to Lyse Samples for Extraction (“PULSE”) Tubes as well as application specific kits (which include consumable products and reagents) together make up the PCT Sample Preparation System (“PCT SPS”).

We have experienced negative cash flows from continuing operations since the inception of our PCT business, and these losses are expected to continue over at least the next twelve months.  As of December 31, 2010, we had a total cash balance of approximately $572,000 including $20,000 of restricted cash, which will fund our operations only into April 2011.  The audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern.  The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2010 states that the auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2010 to cover our operating and capital requirements for the next twelve-month period; and if in that case sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

•
severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business.  The accompanying financial statements do not include adjustments that may be required in the event of the disposal of assets or the discontinuation of the business;

•	obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or
•	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units for a purchase price of $11.50 per unit, resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  Each unit consisted of (i) one share of Series A Convertible Preferred Stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing; and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing.  See Note 8 to our Consolidated Financial Statements for a further description of the Series A Convertible Preferred Stock and warrants issued in the Series A Private Placement.

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in gross proceeds to us of $1,166,333.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with gross proceeds of $501,434.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for the warrants issued in November 18, 2009 and at an exercise price equal to $28.80 per share for the warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 8 to our Consolidated Financial Statements for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

In connection with the first tranche closing of the Series B Private Placement, we paid a finder’s fee of $68,907, plus warrants to purchase 3,665 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

(2)  Summary of Significant Accounting Policies

(i) Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(iv) Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  As of December 31, 2010 and 2009, we held $20,000 in a restricted account as collateral for our corporate credit card and therefore classified this balance as short-term restricted cash on our consolidated balance sheet.

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

(vi) Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
Raw materials	$198,534	$92,453
Finished goods	905,522	545,897
Total	$1,104,056	$638,350

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

(viii) Intangible Assets

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years.  We perform a quarterly review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2010. Based on this analysis, we have concluded that no impairment of intangible assets had occurred.

(ix) Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.  While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2010 and determined that such long-lived assets were not impaired.

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

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31, 2010 and 2009:

	For the Year Ended
	December 31,
	2010	2009
Top Five Customers	47%	48%
Federal Agencies	38%	37%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Top Five Customers	72%	62%
Federal Agencies	29%	12%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation.  Until we develop a broader network of manufacturers and subcontractors, obtaining alternative sources of supply or

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

(xi) Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive.  The following table illustrates our computation of loss per share for the years ended December 31, 2010 and 2009.

	For the Year Ended
	December 31,
	2010	2009
Numerator:
Net loss	$(3,128,262)	$(2,568,316)
Accrued dividend for Series A and B Preferred Stock	(118,020)	(52,318)
Beneficial conversion feature for Series A and B Preferred Stock	(154,389)	(630,252)
Series A Preferred dividends paid in Common Stock	(186,968)	(33,893)
Series B Preferred dividends paid in Common Stock	(35,975)	-
Series B Preferred dividends paid in cash	(7,212)	-
Net loss applicable to common shareholders	$(3,630,826)	$(3,284,779)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,687,141	2,314,316

Loss per common share - basic and diluted	$(1.35)	$(1.42)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive.

	December 31,
	2010	2009
Stock options	201,110	157,402
Common stock warrants	1,740,800	1,619,800
Preferred stock warrants	940,550	2,186,840
Convertible preferred stock:
Series A Convertible Preferred	2,621,350	1,522,130
Series B Convertible Preferred	887,110	620,390
	6,390,920	6,106,562

(xii) Accounting for Income Taxes

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets, subject to valuation allowances, and liabilities for the expected future tax consequences of events that have

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The benefit of $23,710 that was realized in 2010 relates to new legislation within the Housing Assistance Tax Act of 2008 which provided the Company the option to claim a refundable tax credit in exchange for foregoing bonus depreciation.  In the year ended December 31, 2009, we recorded a refund of income taxes of $623,262 due to provisions in the American Recovery and Reinvestment Act of 2009 relating to net operating loss carry-backs.  The cash was received in August 2009.

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which generally is over three years.

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the twelve months ended December 31, 2010 and 2009:

		Outside Board Members	CEO and other Officers and Employees
Assumptions	Outside Consultants
Expected life	2.0 (yrs)	5.0 (yrs)	6.0 (yrs)
Expected volatility	79.60%	55.66% - 77.86%	55.66% - 92.53%
Risk-free interest rate	1.27%	2.60% - 4.94%	2.76% - 4.94%
Forfeiture rate	0.00%	5.00%	5.00%
Expected dividend yield	0.0%	0.0%	0.0%

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense of $273,181 and $429,004 for the years ended December 31, 2010 and 2009, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our Consolidated Statement of Operations:

	For the Year Ended, December 31,
	2010	2009
Research and development	$73,097	$137,160
Selling and marketing	72,609	73,689
General and administrative	127,475	218,155
Total stock-based compensation expense	$273,181	$429,004

During the years ended December 31, 2010 and 2009, the total fair value of stock options awarded was $64,248 and $284,745, respectively.

As of December 31, 2010, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $60,135.  The non-cash, stock based compensation expense associated with the vesting of these options will be $55,231 in 2011, $3,127 in 2012 and $1,777 in 2013.

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

(xvi) Recent Accounting Standards

The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13.  ASU 2009-13 amends existing revenue guidance related to revenue arrangements with multiple deliverables to allow the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company adopted this standard on January 1, 2011 and is currently evaluating the impact this standard will have on its financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU2010-06”). ASU 2010-06 updated section ASC 820-10 to require a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company determined that there is no significant impact to its operations from this guidance because the company invests in assets considered to be in Level 1 status.

(xvii) Advertising

Advertising costs are expensed as incurred.  During 2010 and 2009 we incurred $23,545 and $8,853, respectively in advertising expense.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(xviii) Rent Expense

Rental costs are expensed as incurred.  During 2010 and 2009 we incurred $140,789 and $82,821, respectively in rent expense for the use of our corporate office and research and development facilities.

(3)  Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consisted of the following components:

	December 31,
	2010	2009
Laboratory and manufacturing equipment	$172,560	$151,451
Office equipment	134,451	132,101
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	513,256	486,393
Total property and equipment	828,384	778,062
Less accumulated depreciation	(635,607)	(528,597)
Net book value	$192,777	$249,465

Depreciation expense for the years ended December 31, 2010 and 2009 was $148,799 and $155,709, respectively.

(4)  Intangible Assets

Intangible assets as of December 31, 2010 reflect an estimate of purchase price attributable to patents in connection with the 1998 acquisition of BioSeq, Inc. and the PCT business. Acquired PCT patents are being amortized to expense on a straight line basis at the rate of $48,632 per year over their estimated remaining useful lives of approximately 6 years.  We performed a review of our intangible assets for impairment.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  An impairment analysis of intangible assets was performed as of December 31, 2010.  We have concluded that there is no impairment of intangible assets.  Intangible assets at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
PCT Patents	$778,156	$778,156
Less accumulated amortization	(595,762)	(547,130)

Net book value	$182,394	$231,026

Amortization expense for each of the years ended December 31, 2010 and 2009 was $48,632.

(5)  Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2010 and 2009 we contributed $11,232 and $10,098, respectively, in the form of discretionary company matching contributions.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  Income Taxes

The components of the benefit for income taxes are as follows:

	For the Year Ended
	December 31,
	2010	2009
Current benefit: federal	$23,710	$623,262
Current benefit: state	-	-
Total current benefit	23,710	623,262

Deferred provision: federal	-	-
Deferred provision: state	-	-
Total deferred provision	-	-

Total benefit for income taxes	$23,710	$623,262

 Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
Current deferred taxes:	2010	2009
Other accruals	$56,344	$39,121
Less: valuation allowance	(56,344)	(39,121)
Total current deferred tax assets (liabilities)	$-	$-

Long term deferred taxes:
Accelerated tax depreciation	$29,472	$(4,893)
Non-cash, stock-based compensation, nonqualified	389,975	345,987
Goodwill and intangibles	(73,450)	(93,034)
Operating loss carryforwards and tax credits	5,357,221	4,951,236
Less: valuation allowance	(5,703,218)	(5,199,296)
Total long term deferred tax assets (liabilities), net	-	-
Total net deferred tax liabilities	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  Accordingly, a valuation allowance was established in 2010 and 2009 for the full amount of our deferred tax assets due to the uncertainty of realization.  We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2010.  The benefit that was realized in 2010 relates to new legislation within the Housing Assistance Tax Act of 2008 which provided taxpayers the option to elect to claim refundable tax credits in exchange for foregoing bonus depreciation.  The benefit that was realized in 2009 related to new legislation within the American Recovery and Reinvestment Act of 2009 related to net operating loss carrybacks.

We had net operating loss carry-forwards for federal income tax purposes of $7,846,611 as of December 31, 2010.  Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations.  These net operating loss carry-forwards expire at various dates from 2011 through 2030.

In February of 2009, we sold approximately 156,000 Series A Units of equity consisting of one share of Series A Convertible Preferred Stock, a warrant to purchase shares of common stock and a warrant to purchase a share of

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Preferred Stock.  In November of 2009 and March of 2010, we sold approximately 62,000 and 27,000 respectively, of Series B Units of equity consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase a share of Series B Convertible Preferred Stock.  We are considering whether the sale of the equity units will result in further limitations of our net operating losses under Section 382.

We had net operating loss carry-forwards for state income tax purposes of approximately $15,865,808 at December 31, 2010.  These net operating loss carry-forwards expire at various dates from 2011 through 2030.

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows:

	For the Year Ended
	December 31,
	2010	2009
Federal tax benefit (provision) rate	34%	34%
Permanent differences	1%	(3)%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	(1)%	0%
Net operating loss carryback	0%	19%
Valuation allowance	(35)%	(31)%
Effective income tax benefit (provision)rate from continuing operations	(1) %	19%

(7)  Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We extended the lease term until August 31, 2011.  We pay approximately $6,500 per month for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities.  We pay $5,000 per month for the use of these facilities.

Royalty Commitments

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc.  We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the fiscal years ended December 31, 2010 and 2009, we incurred $36,330 and $30,548 in royalties.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.  The minimum royalty and our only obligation for 2010 was $5,000.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  Pursuant to the terms of the purchase order, we placed a deposit with Source Scientific, LLC, of approximately $338,000 representing approximately 50% of the expected total value of the order.  The purchase price for the 50 NEP2320 units and 12 NEP3229 units is based upon a fixed bill of materials.  We were billed for the unpaid purchase price of each unit at the time each unit is completed and ready for sale.  As of December 31, 2010, we had received all units under this purchase order.

Severance and Change of Control Agreements

Each of our executive officers including Mr. Schumacher, Dr. Ting, Dr. Lazarev, Dr. Lawrence and Mr. Potter, is entitled to receive a severance payment if terminated by us without cause.  The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off.  Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.  The total commitment related to these agreements in the aggregate is approximately $1.0 million.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01. As of December 31, 2010, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 262,135 shares were issued and outstanding, and 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 88,711 shares were issued and outstanding.

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

Each share of Series A Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock (as described below) will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the dividend payments on the Series A Convertible Preferred Stock in 2009 and 2010.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15 Month Series A Preferred Stock Warrants and 30 Month Common Stock Warrants

The 15 Month Series A Preferred Stock Warrants had an exercise price equal to $12.50 per share, with a term expiring on May 12, 2010.  All of the 15 Month Series A Preferred Stock Warrants were exercised prior to the expiration date. The 30 Month Common Stock Warrants have an exercise price equal to $2.00 per share, with a term expiring on August 12, 2011. Unless waived under certain circumstances by the holder of the 30 Month Common Stock Warrant, such holder’s 30 Month Common Stock Warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.

The 30 Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the 30 Month Common Stock Warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations.

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

The proceeds from the sale of each Series B Unit were allocated between the Series B Convertible Preferred Stock and the Series B Warrant based on the relative estimated fair value of each security.  The estimated fair value of the Series B Warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $592,685 to the total warrants issued for the Series B Private Placement.  The allocation of the gross proceeds to the Series B Convertible Preferred Stock was $1,075,083.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $294,838 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the Series B Convertible Preferred Stock and Series B Warrants issued.  The $294,838 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series B Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on the date of the placement closing issuable upon conversion of the Series B Convertible Preferred Stock from the fair market value of the Series B Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series B Convertible Preferred Stock and Series B Warrants.

Each share of Series B Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually within 45 days of June 30 and December 31, commencing on December 31, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of Series B Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock and the Series A Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the December 31, 2009 dividend and the June 30, 2010 dividend and in cash for the December 31, 2010 dividend.

Each share of Series B Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of December 31, 2010, options to acquire 1,366,603 shares were outstanding under the Plan with 433,397 shares available for future grant under the Plan

As of December 31, 2010, options to acquire 239,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 94,055 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.  On October 15, 2010, we issued warrants to another investor relations firm to purchase 21,000 shares of our common stock at an exercise price equal to $2.38 per share, with a term expiring on October 14, 2013, in exchange for consulting services provided to us by such firm.  On December 21, 2010, we issued warrants to an investment banker to purchase 100,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on December 21, 2015, as payment of a retainer for investment banking services provided to us by such firm.  The value of the warrants is approximately $94,000 and is recorded in prepaid expenses and will be recognized as net of proceeds in the event of a successful fundraising.  In the event we do not raise any additional capital with the assistance of the warrant holder, the value of the warrants will be recognized as expense.

The following tables summarize information concerning options outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2008	1,222,499	$3.30	-	$-	1,222,499	932,334
Granted	485,000	0.82	3,846,640	$1.76	4,331,640
Exercised	-		(40,000)	1.25	(40,000)
Expired	(5,000)	4.25	-	-	(5,000)
Forfeited	(137,999)	3.40	-	-	(137,999)
Balance outstanding, 12/31/2009	1,564,500	$2.52	3,806,640	$1.77	5,371,140	4,905,152
Granted	60,000	1.43	404,510	$2.88	464,510
Exercised	(18,897)	1.07	(1,529,800)	1.25	(1,548,697)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 12/31/2010	1,605,603	$2.49	2,681,350	$2.24	4,286,953	4,114,792

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77	-	$2.70	745,103	6.4	$1.27	606,776	5.9	$1.35
2.71	-	3.08	319,500	4.2	2.93	301,333	4.0	2.94
3.09	-	3.95	302,000	5.4	3.67	302,000	5.4	3.67
3.96	-	5.93	239,000	6.1	4.24	223,333	6.1	4.23
$0.77	-	$5.93	1,605,603	5.7	$2.49	1,433,442	5.4	$2.62

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On April 5, 2010, we issued 12,000 shares of our common stock and on or about December 3, 2010, we issued 5,000 shares of our common stock, to investor relations firms, in each case in exchange for consulting services provided to us by such firms.  The investor relations firms provided us consulting on general corporate financial matters.  On October 15, 2010, we issued a warrant to purchase 21,000 shares of our common stock for $2.38 per share to a consulting firm in exchange for consulting services provided to us by such firm.  In addition, on December 20, 2010, we issued a warrant to purchase 100,000 shares of our common stock for $3.00 per share to an investment banker as a retainer for services to be provided to us.

The shares of common stock issued in April 2010 and the warrants issued in October 2010 and December 2010 were issued and sold without registration under Section 4(2) of the Securities Act, for transactions not involving a public offering.  The shares of common stock issued in December 2010 were issued and sold without registration under the Securities Act, in reliance upon the exemption from registration set forth in Rule 506 of Regulation D promulgated under the Securities Act.  The Company based such reliance upon representations made to it by the investor relations firm, including, but not limited to, representations as to such firm’s status as an “accredited investor” (as defined in Rule 501(a) under Regulation D) and such firm’s investment intent.  The securities were not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under Regulation D) and may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

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

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2010 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,605,603	$2.49	433,397

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

PART IV ITEM 15.	EXHIBITS.
Exhibit No.		Reference
3.1	Restated Articles of Organization of the Company	A-3.1**
3.2	Articles of Amendment to Restated Articles of Organization of the Company	B-3.1**
3.3	Articles of Amendment to Restated Articles of Organization of the Company, as amended	O-3.1**
3.4	Amended and Restated Bylaws of the Company	A-3.2**
3.5	Amendment to Amended and Restated Bylaws of the Company	C-3.3**
4.1	Specimen Certificate for Shares of the Company’s Common Stock	D-4.1**
4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1 and 3.2)	A-3.1 & 3.2**
4.3	Rights Agreement dated as of February 27, 2003 between the Company and Computershare Trust Company, Inc.	E-4**
4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between the Company and Computershare Trust Company, Inc.	F-4**
4.5	Securities Purchase Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.9**
4.6	Registration Rights Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.10**
4.7	Securities Purchase Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.1**
4.8	Form of 15 Month Preferred Stock Warrant	L-4.2**
4.9	Form of 30 Month Common Stock Warrant	L-4.4**
4.10	Registration Rights Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.5**
4.11	Securities Purchase Agreement dated November 18, 2009 between the company and the purchasers named therein	O-4.1
4.12	Registration Rights Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.2
4.13	Series B Preferred Stock Warrant	O-4.3

Exhibit No.		Reference
10.2	1999 Non-Qualified Stock Option Plan*	H**
10.3	1999 Employee Stock Purchase Plan*	H**
10.4	2005 Equity Incentive Plan.*	I-99.1**
10.5	Amendment No. 1 to 2005 Equity Incentive Plan*	M-10.1**
10.6	Description of Compensation for Certain Directors*	N-10.7**
10.7	Severance Agreement between the registrant and Richard T. Schumacher*	N-10.6**
10.8	Form of Severance Agreement including list of officers to whom provided*	N-10.7**
10.10	Consent Agreement, dated May 29, 2007, by and among the registrant, PBI Source Scientific, Inc., Source Scientific, LLC, BIT Analytical Instruments, Inc., Richard W. Henson and Bruce A. Sargeant.	J-10.1**
10.11	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F-1**
10.12	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.11**
10.13	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.12**
10.14	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.13**
10.16	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	K-10.1**
23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP)	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm (UHY LLP)	Filed herewith
31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

J	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2007.
K	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.
L	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
M	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2008.
N	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2008.
O	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 19, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/Richard T. Schumacher Richard T. Schumacher	President, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 31, 2011

/s/ R. Wayne Fritzsche R. Wayne Fritzsche	Director and Chairman of the Board	March 31, 2011

/s/ J. Donald Payne J. Donald Payne	Director	March 31, 2011

/s/ Calvin A. Saravis, Ph.D. Calvin A. Saravis, Ph. D.	Director	March 31, 2011

/s/ Alan D. Rosenson Alan D. Rosenson	Director	March 31, 2011

/s/ Alan I. Goldberg Alan I. Goldberg	Director	March 31, 2011

/s/ Gregory G. Freitag Gregory G. Freitag	Director	March 31, 2011