Form 10-K/A
period 2010-12-31
PRESSURE BIOSCIENCES INC
filed 2011-05-02
CIK 830656

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

As of April 28, 2011, there were 2,850,975 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Pressure BioSciences, Inc., referred to herein as the “Company,” “we,” “us” or “our” is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K (the “Annual Report”) to add information required in PART III which was not previously included in the Annual Report in reliance on General Instruction G to Form 10-K.  Such information was intended to be included in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and was so referenced in the Annual Report.  We have not yet filed our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders.

Note: There are no other changes to the Annual Report other than those outlined in this document. This Amendment does not reflect events occurring after the filing of the Annual Report, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Directors

The following table sets forth certain information as of the date of this report about each of the directors.

Name	Age	Position	Director Since	Year Term Expires and Class
R. Wayne Fritzsche (1)	62	Chairman of the Board	2003	2012 Class I
Calvin A. Saravis, Ph.D. (2)	81	Director	1986	2012 Class I
J. Donald Payne (3)	55	Director	2003	2013 Class II
Alan D. Rosenson (3)	46	Director	2009	2013 Class II
Richard T. Schumacher	60	Director, President, Chief Executive Officer, Treasurer, and Clerk	1978	2011 Class III
Alan I. Goldberg (4)	68	Director	2010	2011 Class III
Gregory G. Freitag(4)	49	Director	2010	2011 Class III
 ___________________

(1) Member of the Compensation Committee and Nominating Committee
(2) Member of the Compensation Committee, Nominating Committee, and Chairman of the Scientific Advisory Board
(3) Member of the Audit Committee, Compensation Committee, and Nominating Committee
(4) Member of the Audit Committee

In selecting members for our Board of Directors, we consider each individual’s unique and diversified background and expertise.  We believe that selecting a Board with a wide range of talents and skills provides a functional diversity that allows our Board to provide strong leadership.  The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each nominee described below, led to our conclusion that the person should serve as a director of the Company in light of our business and structure:

Mr. R. Wayne Fritzsche, the Chairman of our Board, provides substantial experience and skills in financial, management and operational matters.  Mr. Fritzsche is the founder and current president of Fritzsche & Associates, Inc., a consulting firm that provides strategic, financial, and scientific consulting to medical companies in the life sciences and healthcare industries.  Since 2003, Mr. Fritzsche has also served as interim President of Chemokine Pharmaceutical Company, Inc.

Mr. Richard T. Schumacher, the Company’s founder, provides valuable operational, sales, financial, and management expertise and experience and has significant knowledge of the Company’s technology and products.  Prior to founding the company, Mr. Schumacher spent over 16 years working in the clinical research setting.  In the more than 30 years since the Company’s formation, Mr. Schumacher has served the Company in various roles, including President, Chief Executive Officer and Chairman.

Dr. Calvin A. Saravis provides substantial expertise and experience in the science and technology of the Company’s products.  Dr. Saravis has over 20 years of experience as a professor and researcher at various educational institutions and has served on the Company’s Scientific Advisory Board since 2003.

Mr. J. Donald Payne, Mr. Alan D. Rosenson, Mr. Alan I. Goldberg and Mr. Gregory G. Freitage each provide a wealth of knowledge and experience in financial, accounting and administrative matters, as more fully described below.

Mr. R. Wayne Fritzsche has served as a director and Chairman of the Board of Directors of the Company since October 2, 2003.  Mr. Fritzsche has served as a member of the Company’s Scientific Advisory Board since 1999.  Mr. Fritzsche is the founder of Fritzsche & Associates, Inc., a consulting firm that provides strategic, financial, and scientific consulting to medical companies in the life sciences and healthcare industries, and has served as its President since 1991.  He was a founder in The Immune Response Company (IMNR) along with Dr. Jonas Salk. Since 2003, Mr. Fritzsche has also served as interim President of Chemokine Pharmaceutical Company, Inc. (formerly PGBP Pharmaceuticals), a small molecule discovery company. From 2001 until 2004, Mr. Fritzsche served as a board member of Opexa Pharmaceuticals, a multiple sclerosis and cell immunology therapy company, and Vascular Sciences, Inc., an extracorporeal, macular degeneration company. He also previously served as a board member of Intelligent Medical Imaging, an automated microscopic imaging company, from 1994 to 1997, Clarion Pharmaceuticals, a drug development company, from 1994 to 1996, Nobex Pharmaceuticals, a drug delivery firm, from 1996 to 2001, Cardio Command, Inc., a transesophageal cardiac monitoring and pacing firm, from 1999 to 2001, and Hesed BioMed, an antisense oligonucleotide and catalytic antibody company, from 2000 to 2002.  Mr. Fritzsche is a founder of Transplan, Inc., an organ transplant device company whose primary focus is in heart transport. Mr. Fritzsche holds a BA from Rowan University, and an MBA from the University of San Diego.

Mr. Gregory G. Freitag has served as a director of the Company since July 2010.  Mr. Freitag has served as the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors of Lectec Corporation since June 2010.  Since May 2009, Mr. Freitag has also worked for FreiMc, LLC, a consulting and advisory firm, and EmployRx. Inc., a business that provides services to self–insured employers relating to prescription drug benefits.  Mr. Freitag founded both FreiMc, LLC and EmployRx, Inc.  Mr. Freitag previously served as the Director of Business Development at Pfizer Health Solutions, a former subsidiary of Pfizer, Inc., from January 2006 to May 2009.  From July 2005 to January 2006, Mr. Freitag worked for Guidant Corporation in their business development group.  Prior to Guidant Corporation, Mr. Freitag was the Chief Executive Officer of HTS Biosystems, a biotechnology tools start–up company, from March 2000 until its sale in early 2005.  Mr. Freitag was the Chief Operating Officer, Chief Financial Officer and General Counsel of Quantech, Ltd., a public point of care diagnostic company, from December 1995 to March 2000. Mr. Freitag received a B.A. degree in Business and Economics from Macalester College and a J.D. degree from the University of Chicago.

Mr. Alan I. Goldberg has served as a director of the Company since July 2010.  Served as Chairman in the private investment company, Alphi Investment Management Co. from 1987 until 2000.  He has been a member of the Chicago Board of Trade since 1977 and currently holds two memberships.  He was a Vice President of Morgan Stanley Dean Witter from 1970 to 1977.  He has a finance degree from the Kellogg School of Management at Northwestern University, Evanston Illinois.

Mr. J. Donald Payne has served as a director of the Company since December 30, 2003. Mr. Payne has served as President and a Director of Nanospectra Biosciences, Inc., a privately-held medical device company developing products for cancer since 2001. Commencing in 2011, Mr. Payne is also serving as the Senior Vice President and Chief Financial and Administrative Officer for Oncolix, Inc., a private pharmaceutical company engaged in cancer research.  Prior to joining Nanospectra Biosciences, Inc., Mr. Payne held various executive positions in finance and administration of public and private life science companies since 1992, served as a financial executive in the energy industry from 1980 through 1990, and was in public accounting from 1976 to 1980. Mr. Payne received an MBA from Rice University in 1992 and a BBA from Texas A&M University in 1976.  He is a Certified Public Accountant in Texas, and a member of the AICPA and Financial Executives Institute.

Mr. Alan D. Rosenson has served as a director of the Company since September 15, 2009.  Mr. Rosenson currently serves as President of ALJAR Investments, Inc, an investment firm which he founded in 1994 and through which he manages stock and bond portfolios for private clients.  In 1987, Mr. Rosenson founded Consulting Innovations, Inc., an information systems firm, that currently provides consulting services and technology training to high-level executives and business owners.  Mr. Rosenson has been a volunteer for various charities from 1990 to the present.  Mr. Rosenson earned his B.A. degree from Indiana University with honors, and his MBA degree from Washington University in St. Louis.

Dr. Calvin A. Saravis has served as a director of the Company since 1986. Dr. Saravis has also served as Chairman of the Company’s Scientific Advisory Board since 2003. From 1984 to 1998 he was an Associate Professor of Surgery (Biochemistry) at Harvard Medical School (presently emeritus) and Chief, Division of Immunology, Department of Surgery, Harvard Medical School, Boston City Hospital; and from 1983 to 1999, he was an Associate Research Professor of Pathology at Boston University School of Medicine (presently emeritus). From 1971 to 1997, Dr. Saravis was a Senior Research Associate at the Mallory Institute of Pathology and from 1979 to 1997 he was a Senior Research Associate at the Cancer Research Institute-New England Deaconess Hospital. Dr. Saravis received his Ph.D. in immunology and serology from Rutgers University.

Mr. Richard T. Schumacher, the founder of the Company, has served as a director of the Company since 1978. He has served as the Company’s Chief Executive Officer since April 16, 2004 and President since September 14, 2004. He previously served as Chief Executive Officer and Chairman of the Board of the Company from 1992 to February 2003. From July 9, 2003 until April 14, 2004 he served as a consultant to the Company pursuant to a consulting agreement. He served as President of the Company from 1986 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2010 were made on a timely basis, except as follows:  Each of Messrs. Payne, Potter, Lawrence, Lazarev, Schumacher and Ting did not timely file one Form 4 with respect to one transaction.  Each of Messrs. Fritzsche and Rosenson did not timely file two Form 4s with respect to two transactions.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and other persons performing similar functions.  A copy of the code of ethics is posted on, and may be obtained free of charge from, the Company’s website at www.pressurebiosciences.com.  If the Company makes any amendments to this Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this Code of Ethics to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or other persons performing similar functions, the Company will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a Current Report on Form 8-K.

Board Leadership Structure and Role in Risk Oversight

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations.  The Board’s primary responsibility is to oversee the management of the Company and, in so doing, serve the best interests of the Company and its stockholders.  The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors.  It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources.  The Board participates in decisions that have a potential major economic impact on the Company and its stockholders.  Management keeps the directors informed of Company activity through regular written reports and presentations at Board and committee meetings.

The Board of Directors is led by its Chairman, Mr. Fritzsche.  Each of our Audit, Nominating and Compensation Committees provide oversight and assess risk in their respective areas.  In addition, the Board and each committee have an active role in overseeing management of our Company’s risk.  The Board regularly reviews information regarding our operations, credit, and liquidity, as well as the risks associated with each.

Board Committees

Standing committees of the Board of Directors include an Audit Committee, a Compensation Committee, and a Nominating Committee.

Board of Directors and Committee Meetings; Annual Meeting Attendance.  The Board of Directors held fourteen (14) meetings during the year ended December 31, 2010.  Each director attended at least 75% of all meetings of the Board of Directors and each committee of the Board of Directors on which they served. All of the Company’s directors are encouraged to attend the Company’s annual meetings of Stockholders. All five (5) Company directors serving in 2010 prior to the Company’s 2010 Special Meeting in Lieu of the Annual Meeting of Stockholders (“2010 Annual Meeting”) were in attendance at the 2010 Annual Meeting.

Audit Committee.

Messrs. Payne, Rosenson, Freitag, and Goldberg are currently the members of the Audit Committee.

The Board of Directors has determined that Mr. Payne qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  A description of his qualifications is set forth above.

The Audit Committee operates pursuant to a written charter (the “Audit Committee Charter”), a current copy of which is publicly available on the investor relations portion of the Company’s website at  www.pressurebiosciences.com.  Under the provisions of the Audit Committee Charter, the primary functions of the Audit Committee are to assist the Board of Directors with the oversight of (i) the Company’s financial reporting process, accounting functions, and internal controls, and (ii) the qualifications, independence, appointment, retention, compensation, and performance of the Company’s independent public accounting firm. The Audit Committee is also responsible for the establishment of “whistle-blowing” procedures, and the oversight of other compliance matters. The Audit Committee held six (6) meetings during fiscal 2010.

Nominating Committee.

Messrs. Fritzsche, Payne, Rosenson, and Dr. Saravis are currently the members of the Company’s Nominating Committee.  The Nominating Committee operates pursuant to a written charter, a current copy of which is publicly available on the investor relations portion of the Company’s website at www.pressurebiosciences.com.  The Nominating Committee held one (1) meeting during fiscal year 2010.

The primary functions of the Nominating Committee are to (i) identify, review, and evaluate candidates to serve as directors of the Company, (ii) make recommendations of candidates to the Board of Directors for all directorships to be filled by the stockholders or the Board of Directors, and (iii) serve as a focal point for communication between such candidates, the Board of Directors, and management.

The Nominating Committee may consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms, or other appropriate sources.  For all potential candidates, the Nominating Committee may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, possible conflicts of interest, diversity, the extent to which the candidate would fill a present need on the Board of Directors, and concern for the long-term interests of the stockholders.  These criteria include whether the candidate assists in achieving a mix of Board members that represents diversity of background and professional experience, including with respect to ethnic background, age and gender.  In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.  If a stockholder wishes to recommend a candidate for director for election at the 2012 Annual Meeting of Stockholders, the stockholder must follow the procedures described below under “Stockholder Proposals.”

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Committee.

General

Messrs. Rosenson, Payne, Fritzsche and Dr. Saravis are currently the members of the Compensation Committee.  The Compensation Committee operates pursuant to a written charter, a current copy of which is publicly available on the investor relations portion of the Company’s website at www.pressurebiosciences.com.  The primary functions of the Compensation Committee include (i) reviewing and approving our executive compensation, including reviewing the recommendations of the President and Chief Executive Officer regarding the compensation of our executive officers, (ii) evaluating the performance of the Chief Executive Officer, (iii) overseeing the administration and approval of grants of stock options and other equity awards under our equity incentive plans, and (iv) recommending compensation for our Board of Directors and each committee thereof for review and approval by the Board of Directors. The Compensation Committee held one (1) meeting during fiscal 2010.

The Compensation Committee may form and delegate authority to one or more subcommittees as it deems appropriate from time to time under the circumstances (including (a) a subcommittee consisting of a single member and (b) a subcommittee consisting of at least two members, each of whom qualifies as a “non-employee director,” as such term is defined from time to time in Rule 16b-3 promulgated under the Exchange Act, and an “outside director,” as such term is defined from time to time in Section 162(m) of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder).

Compensation Objectives

In light of the development stage of commercialization of our products, we recognize the importance of attracting and retaining key employees with sufficient experience, skills, and qualifications in areas vital to our success, such as operations, finance, sales and marketing, research and development, engineering, and individuals who are committed to our short- and long-term goals.  The Compensation Committee has designed our executive compensation programs with the intent of attracting, motivating, and retaining experienced executives and rewarding them for their contributions by offering them a competitive base salary, potential for annual cash incentive bonuses, and long-term equity-based incentives, typically in the form of stock options.  The Compensation Committee strives to balance the need to retain key employees with financial prudence given our history of operating losses and the early stage of our commercialization.

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

Under the annual performance review program, the Compensation Committee evaluates individual performance against the goals for the recently completed year. The Compensation Committee’s evaluation generally occurs in the first quarter of the following year. The evaluation of each executive (other than the President and Chief Executive Officer) begins with a written self-assessment submitted by the executive to the President and Chief

Executive Officer. The President and Chief Executive Officer then prepares a written evaluation based on the executive’s self-assessment, the President and Chief Executive Officer’s evaluation, and input from others within the Company. This process leads to a recommendation by the President and Chief Executive Officer for a salary increase, bonus, and equity award, if any, which is then considered by the Compensation Committee. In the case of the President and Chief Executive Officer, the Compensation Committee conducts his performance evaluation and determines his compensation, including salary increase, bonus, and equity awards, if any. We generally expect, but are not required, to implement salary increases, bonuses, and equity awards, for all executive officers, if and to the extent granted, by April 1 of each year.

Non-employee director compensation is set by our Board of Directors upon the recommendation of the Compensation Committee. In developing its recommendations, the Compensation Committee is guided by the following goals: compensation should be fair relative to the required services for directors of comparable companies in our industry and at our company’s stage of development; compensation should align directors’ interests with the long-term interest of stockholders; the structure of the compensation should be simple, transparent, and easy for stockholders to understand; and compensation should be consistent with the financial resources, prospects, and competitive outlook for the Company.

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees.  No advisors or compensation consultants were hired or fired in fiscal 2010.

The Compensation Committee is also authorized to delegate any of its responsibilities to subcommittees or individuals as it deems appropriate.  The Compensation Committee did not delegate any of its responsibilities in fiscal 2010.

EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2010 and 2009 for: (i) each individual serving as the Company’s Chief Executive Officer (“CEO”) or acting in a similar capacity during any part of fiscal 2010; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2010.

Name and Principal Position	Fiscal Year	Salary(1)	Option Awards(2)	All other Compensation(3)	Total

Richard T. Schumacher	2010	$281,456	$-	$26,640	$308,096
President & Chief Executive Officer	2009	279,594	88,517	18,720	386,831

Edmund Ting, Ph.D	2010	192,546	-	1,329	193,875
Senior Vice President of Engineering	2009	194,940	55,375	1,319	251,634

Matthew B. Potter	2010	160,793	-	7,572	168,365
Vice President of Sales	2009	162,779	35,522	1,791	200,092

__________________

(1) Salary refers to base salary compensation paid through the Company’s normal payroll process.  No bonus was paid to any Named Executive Officer for 2009 or 2010.  In 2010, the Company restored salaries to the levels they were at prior to reductions instituted in 2008.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers.  Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation.  Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for the relevant assumptions used to determine the valuation of stock option grants.  No stock options were granted in 2010 to the Company’s executive officers.

(3) “All Other Compensation” includes the Company’s match to the executives’ 401(k) contribution and premiums paid on life insurance for the executive.  Both of these benefits are available to all employees of the Company.  In the case of Mr. Schumacher, “All Other Compensation” also includes $7,980 in premiums paid by the Company for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary.  Mr. Schumacher’s compensation includes $18,496 and $10,576 paid to his spouse, a part-time employee of the Company, for 2010 and 2009, respectively.  Included in “All Other Compensation” for Mr. Potter, is $5,800 that was paid as commissions on product sales.

Outstanding Equity Awards at Fiscal-Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date

Richard T. Schumacher	40,000	0		$2.60	5/2/2011
President & Chief Executive Officer	60,000	0		$3.08	2/11/2012
	30,000	0		$2.70	12/2/2012
	75,000	0		$2.92	6/17/2015
	30,000	0		$3.86	3/30/2016
	70,000	0		$3.51	2/12/2017
	50,000	25,000	(2)	$0.77	3/12/2019

Edmund Y. Ting, Ph.D	60,000	0		$3.87	4/24/2016
Senior Vice President of Engineering	8,000	4,000	(3)	$2.75	9/25/2018
	28,000	14,000	(3)	$0.77	3/12/2019

Matthew B. Potter	23,333	11,667	(4)	$4.18	2/25/2018
Vice President of Sales	3,333	1,667	(4)	$2.75	9/25/2018
	23,334	11,666	(4)	$0.77	3/12/2019

_____________________

(1)
All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to the Company’s 2005 Equity Incentive Plan. All of such stock options vest ratably over three years in equal yearly installments except the stock options granted on March 12, 2009 of which one-third vest immediately and two-thirds vest over two years in equal yearly installments.  All options expire ten years after the date of grant.  Unvested stock options become fully vested and exercisable upon a change of control of the Company.

(2)
Options to purchase 75,000 shares of Common Stock were granted to Mr. Schumacher on March 12, 2009, of which 25,000 shares became immediately vested on March 12, 2009 and 25,000 became vested on March 12, 2010.  The remaining 25,000 became vested on March 12, 2011.

(3)
Options to purchase 12,000 shares of Common Stock were granted to Dr. Ting on September 25, 2008, of which 4,000 shares became vested on September 25, 2009 and 4,000 shares became vested on September 25, 2010.  The remaining 4,000 shares will become vested on September 25, 2011.  Options to purchase 42,000 shares of Common Stock were granted to Dr. Ting on March 12, 2009, of which 14,000 shares became immediately vested on March 12, 2009 and 14,000 shares became vested on March 12, 2010.  The remaining 14,000 became vested on March 12, 2011.

(4)
Options to purchase 35,000 shares of Common Stock were granted to Mr. Potter on February 25, 2008, of which 11,666 shares became vested on February 25, 2009 and 11,667 became vested on February 25, 2009.  The remaining 11,667 shares became vested on February 25, 2011.  Options to purchase 5,000 shares of Common Stock were granted to Mr. Potter on September 25, 2008, of which 1,666 shares became vested on September 25, 2009 and 1,667 became vested on September 25, 2010.  The remaining 1,667 will become vested on September 25, 2011. Options to purchase 35,000 shares of Common Stock were granted to Mr. Potter on March 12, 2009, of which 11,668 shares became immediately vested on March 12, 2009 and 11,666 became vested on March 12, 2010.  The remaining 11,666 became vested on March 12, 2011.

Retirement Plan

All employees, including the Named Executive Officers, may participate in the Company’s 401(k) Plan. Under the 401(k) Plan, employees may elect to make before tax contributions of up to 60% of their base salary, subject to current Internal Revenue Service limits. The 401(k) Plan does not permit an investment in the Company’s

Common Stock. The Company matches employee contributions up to 50% of the first 2% of the employee’s contribution. The Company’s contribution is 100% vested immediately.

Severance Arrangements

Pursuant to severance agreements among  the Company and each of our executive officers, each of Mr. Schumacher, Dr. Ting, Dr. Lazarev, Dr. Lawrence, and Mr. Potter, is entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

Change-in-Control Arrangements

Pursuant to severance agreements among  the Company and each of our executive officers, each of the Company’s executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to the Company’s 2005 Equity Incentive Plan, any unvested stock options held by a Named Executive Officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of the Company.

Director Compensation

The following table sets forth certain information regarding compensation earned or paid to the Company’s directors during fiscal 2010.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)(3)	Total

R. Wayne Fritzsche	$10,000	$-	$10,000
Calvin A. Saravis, Ph.D	10,000	-	10,000
J. Donald Payne	10,000	-	10,000
Alan D. Rosenson	10,000	-	10,000
Alan I. Goldberg	5,000	26,663	31,663
Gregory G. Freitag	5,000	26,663	31,663

(1) Each director earned a quarterly stipend of $2,500 for attending meetings of the full Board of Directors (whether telephonic or in-person) and attending committee meetings in 2010.  However, the Board of Directors elected to defer and accrue the payment of these fees until the Company’s financial performance improves as determined by the Board of Directors.  The Company last paid the quarterly stipend earned by the Company’s Board of Directors for the third quarter of 2008.  The aggregate amount of cash fees of which payment has been deferred and accrued by the Board of Directors to past and present Board members is approximately $85,000.  There is no limit to the number of meetings of the Board of Directors or committees that may be called.

(2) Amounts shown do not reflect compensation received by the directors.  Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation.  Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the Notes to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2010 that have been issued as director compensation.
Name	Aggregate Number of Stock Options Outstanding

R. Wayne Fritzsche	138,000
Calvin A. Saravis, Ph.D	125,000
J. Donald Payne	88,000
Alan D. Rosenson	25,000
Alan I. Goldberg	25,000
Gregory G. Freitag	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of April 28, 2011 concerning the beneficial ownership of Common Stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock.  The address for the individuals below is our corporate headquarters address.

Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and is calculated based on 2,850,975 shares of our Common Stock issued and outstanding as of April 28, 2011.  Shares of Common Stock subject to options, warrants, or other securities convertible into Common Stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of April

28, 2011, are deemed outstanding for computing the percentage of the person holding the option, warrant, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, the Company believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class

Richard T. Schumacher(2)	702,828	21.1%
R. Wayne Fritzsche(3)	172,252	5.8%
Calvin A. Saravis, Ph.D(4)	110,000	3.7%
Edmund Y. Ting, Ph.D(5)	124,682	4.2%
Matthew B. Potter(6)	76,473	2.6%
J. Donald Payne(7)	126,454	4.3%
Alan D. Rosenson(8)	127,226	4.3%
Alan I. Goldberg(9)	121,060	4.1%
Gregory G. Freitag(10)	69,423	2.4%
All Executive Officers and Directors as a Group (eleven persons)	1,853,588	42.2%

(1)
The terms of the Preferred Stock and warrants contain a limitation on conversion which prevents the holder from converting shares of Preferred Stock into, or exercise of the warrants for, shares of Common Stock if, after giving effect to the conversion or exercise, as the case may be, the holder would beneficially own more than 4.99% of the outstanding shares of Common Stock. The holder may elect to increase this limitation to 9.99%, 14.99% or 19.99%, upon not less than 61 days prior written notice to the Company. With respect to Mr. Schumacher, because he currently beneficially owns more than 19.99% of the outstanding shares of Common Stock, the conversion limitation no longer applies to him.

(2)
Includes (i) 380,000 shares of Common Stock issuable upon exercise of options; (ii) 33,900 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock; (iii) 50,180 shares of Common Stock issuable upon conversion of Series C Convertible Preferred Stock; and (iv) 21,740 shares of Common Stock issuable upon the exercise of warrants.  Does not include 20,162 shares of Common Stock held by Mr. Schumacher’s minor son as his wife exercises all voting and investment control over such shares.

(3)
Includes 138,000 shares of Common Stock issuable upon exercise of options.  Excludes 510,240 shares of Common Stock issuable upon conversion of the Preferred Stock and exercise of warrants held by Mr. Fritzsche because such exercise is subject to “blocker” provisions as described above.

(4)	Includes 110,000 shares of Common Stock issuable upon exercise of options. Options to purchase 15,000 shares of Common Stock expired on April 23, 2011.

(5)
Includes (i) 110,000 shares of Common Stock issuable upon exercise of options; (ii) 6,820 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock; and (iii) 5,220 shares of Common Stock issuable upon the exercise of warrants.

(6)
Includes (i) 73,333 shares of Common Stock issuable upon exercise of options; (ii) 1,680 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock; and (iii) 1,300 shares of Common Stock issuable upon the exercise of warrants.

(7)
Includes (i) 88,000 shares of Common Stock issuable upon exercise of options; (ii) 16,230 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock; and (iii) 13,050 shares of Common Stock issuable upon the exercise of warrants.

(8)
Includes (i) 25,000 shares of Common Stock issuable upon exercise of options; and (ii) 67,850 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock.  Excludes 131,500 shares of Common Stock issuable upon exercise of warrants held by Mr. Rosenson because such exercise is subject to “blocker” provisions as described above.

(9)
Includes (i) 15,000 shares of Common Stock issuable upon exercise of options; and (ii) 96,960 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock.  Options to purchase 10,000 shares of Common Stock will fully vest on July 27, 2011.  Excludes 96,960 shares of Common Stock issuable upon the exercise of warrants held by Mr. Goldberg because such exercise is subject to “blocker” provisions as described above.

(10)
Includes (i) 15,000 shares of Common Stock issuable upon exercise of options; (ii) 26,640 shares of Common Stock issuable upon conversion of Series B Convertible Preferred Stock; and (iii) 26,640 shares of Common Stock issuable upon the exercise of warrants.  Options to purchase 10,000 shares of Common Stock will fully vest on July 27, 2011.

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

Related Persons Transactions

In June 2010, the Board of Directors extended the engagement of Mr. Wayne Fritzsche, the Company’s Chairman, as an investor relations consultant to the Company, with an increase of annual cash compensation to $110,000.  In connection with this engagement, Mr. Fritzsche has not been on the Company’s Audit Committee since April 1, 2009.

On February 12, 2009, pursuant to the terms of a Securities Purchase Agreement entered into as of February 12, 2009 (the “Securities Purchase Agreement”), the Company closed a private placement to 35 accredited investors (“Private Placement”), pursuant to which the Company issued and sold an aggregate of 156,980 units, each unit consisting of (i) one share of a newly created series of preferred stock, designated “Series A Convertible Preferred Stock,” par value $0.01 per share (the “Series A Preferred Stock”), (ii) a warrant to purchase, at the purchaser’s election to be made within 7 days of the closing, either 10 shares of Company common stock, par value $0.01 per share (“Common Stock”), at an exercise price equal to $1.25 per share, with a term expiring 15 months after the date of closing (“15 Month Common Stock Warrant”), or one share of Series A Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15 Month

Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of Common Stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30 Month Common Stock Warrants”).   The purchase price for each unit was $11.50 (the “Purchase Price”), resulting in aggregate gross proceeds to the Company of $1,805,270.

Mr. R. Wayne Fritzsche, Mr. J. Donald Payne, Mr. Alan Rosenson, and Mr. Alan Goldberg, directors of the Company, and each of Mr. Richard T. Schumacher, Mr. Matthew Potter, Dr. Nathan Lawrence, Dr. Edmund Ting, and Dr. Alexander Lazarev, the Company’s executive officers, participated in the Private Placement on the same terms as the other investors.  Mr. Rosenson purchased 6,785 shares of Series A Preferred Stock from the exercise of 15 Month Preferred Stock Warrants received from another investor.  These directors and officers purchased the following number of units set forth opposite their names for the purchase price set forth opposite their names:

Name and Position	Number of Units Purchased	Purchase Price
R. Wayne Fritzsche, Chairman of the Board	21,931	$252,207
J. Donald Payne, Director	1,305	$15,008
Richard T. Schumacher, President and Chief Executive Officer	2,174	$25,001
Nathan P. Lawrence, PhD., Vice President of Marketing	522	$6,003
Alexander Lazarev, PhD., Vice President of Research and Development	435	$5,003
Matthew B. Potter, Vice President of Sales	130	$1,495
Edmund Y. Ting, PhD., Senior Vice President of Engineering	522	$6,003
Alan I. Goldberg, Director	9,696	$111,504

On November 18, 2009, pursuant to the terms of a Securities Purchase Agreement entered into as of November 18, 2009, the Company sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in gross proceeds of $1,166,333.  This is the first tranche of a $2.5 million private placement (the “Series B Private Placement”).  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with gross proceeds of $501,434.  Each Series B Unit consists of (i) one share of a newly created Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for the warrants issued in November 18, 2009 and at an exercise price equal to $28.80 per share for the warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (“Series B Warrant”).

Mr. Gregory G. Freitag, one of the Company’s directors participated in the Series B Private Placement on the same terms as the other investors.  Mr. Freitag purchased 2,664 Series B Units for a purchase price of $50,083.20.

Board Independence

The Board of Directors has reviewed the qualifications of each of Messrs. Fritzsche, Payne, Goldberg, Freitag, Rosenson and Dr. Saravis, constituting more than a majority of the Company’s directors, and has affirmatively determined that each individual is “independent” as such term is defined under the current listing standards of the NASDAQ Stock Market.  The Board of Directors has determined that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment.  In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by Marcum LLP (“Marcum”), the Company’s current independent registered public accounting firm, for the fiscal year ended December 31, 2010 and fees billed to the Company by UHY LLP (“UHY”), the Company’s previous independent registered public accounting firm, for the fiscal year ended December 31, 2009:

	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$111,696	$113,315
Audit-Related Fees	3,500	10,243
Tax and Other Fees	-	-
	$115,196	$123,558

Audit Fees. Consists of aggregate fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  Fees billed by Marcum for 2010 were fees associated with a consent delivered in connection with the Company’s Registration Statement on Form S-8.  Fees billed by UHY for 2009 were fees associated with internal controls testing and a review of an SEC Comment letter.  There were no other fees for services rendered by UHY or Marcum other than those described above.

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

PART IV ITEM 15.	EXHIBITS.
Exhibit No.		Reference
31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2011	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURES	TITLES	DATE

/s/Richard T. Schumacher Richard T. Schumacher	President, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 2, 2011

/s/ R. Wayne Fritzsche R. Wayne Fritzsche	Director and Chairman of the Board	May 2, 2011

/s/ J. Donald Payne J. Donald Payne	Director	May 2, 2011

/s/ Calvin A. Saravis, Ph.D. Calvin A. Saravis, Ph. D.	Director	May 2, 2011

/s/ Alan D. Rosenson Alan D. Rosenson	Director	May 2, 2011

/s/ Alan I. Goldberg Alan I. Goldberg	Director	May 2, 2011

/s/ Gregory G. Freitag Gregory G. Freitag	Director	May 2, 2011