Form 10-Q
period 2011-03-31
PRESSURE BIOSCIENCES INC
filed 2011-05-16
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011or

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

☐ Yes      ☒ No
 The number of shares outstanding of the Issuer’s common stock as of May 10, 2011 was 2,850,975.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION
Item 6. Exhibits	26

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$81,209	$552,849
Restricted cash	20,012	20,014
Accounts receivable	192,664	233,846
Inventories	1,140,270	1,104,056
Deposits	6,472	6,472
Prepaid income taxes	3,639	1,442
Prepaid expenses and other current assets	346,725	296,756
Total current assets	1,790,991	2,215,435

PROPERTY AND EQUIPMENT, NET	171,916	192,777
OTHER ASSETS
Intangible assets, net	170,236	182,394
TOTAL ASSETS	$2,133,143	$2,590,606

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$528,355	$234,568
Accrued employee compensation	226,104	172,251
Accrued professional fees and other	229,805	337,698
Deferred revenue	30,804	27,153
Total current liabilities	1,015,068	771,670

LONG TERM LIABILITIES
Deferred revenue	10,042	9,427
TOTAL LIABILITIES	1,025,110	781,097

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 262,135 shares issued and outstanding on March 31, 2011 and on December 31, 2010 (Liquidation value of $3,014,553)
	2,621	2,621
Series B Convertible Preferred Stock, $.01 par value; 1,000,000 shares authorized; 85,509 and 88,711 shares issued and outstanding on March 31, 2011 and on December 31, 2010, respectively (Liquidation value of $1,607,569)

	855	887
Common stock, $.01 par value; 20,000,000 shares authorized; 2,850,975 and 2,711,750 shares issued and outstanding on March 31, 2011 and on December 31, 2010, respectively
	28,510	27,118
Warrants to acquire preferred stock and common stock	1,248,909	1,248,909
Additional paid-in capital	12,282,840	12,095,237
Accumulated deficit	(12,455,702)	(11,565,263)
Total stockholders' equity	1,108,033	1,809,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,133,143	$2,590,606
The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUE:
PCT Products, services, other	$180,643	$189,150
Grant revenue	-	101,663
Total revenue	180,643	290,813

COSTS AND EXPENSES:
Cost of PCT products and services	78,929	87,103
Research and development	218,965	294,141
Selling and marketing	303,839	282,578
General and administrative	412,529	538,422
Total operating costs and expenses	1,014,262	1,202,244

Operating loss	(833,619)	(911,431)

Interest income	254	106
Net loss	(833,365)	(911,325)
Accrued and deemed dividends on convertible preferred stock	(133,090)	(256,524)
Net loss applicable to common shareholders	$(966,455)	$(1,167,849)

Net loss per share attributable to common stockholders - basic and diluted	$(0.34)	$(0.49)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,836,971	2,394,311

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,365)	$(911,325)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	40,587	49,981
Stock-based compensation expense	68,966	94,736
Bad debt expense	-	8,620

Changes in operating assets and liabilities:
Accounts receivable	41,182	(23,400)
Inventories	(36,214)	62,217
Deposits	-	(162,737)
Accounts payable	293,787	278,326
Accrued employee compensation	53,853	47,503
Deferred revenue and other accrued expenses	(84,682)	(55,733)
Prepaid expenses and other current assets	(52,166)	(7,684)
Net cash used in operating activities	(508,052)	(619,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,568)	(30,060)
Net cash used in investing activities	(7,568)	(30,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercise	43,980	-
Proceeds from stock warrant exercise	-	191,625
Net proceeds from the issuance of preferred stock	-	465,867
Net cash provided by financing activities	43,980	657,492

Change in cash and cash equivalents	(471,640)	7,936
Cash and cash equivalents, beginning of period	552,849	1,609,778
Cash and cash equivalents, end of period	$81,209	$1,617,714

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$1,900
Issuance of common stock dividend on preferred stock	76,017	52,006
Issuance of common stock warrants for services	-	18,122
Beneficial conversion feature on convertible preferred stock	-	154,389

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview and Management Plans

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell along with associated consumables and services to life sciences companies, academic institutions and government agencies.  There are currently over 100 users of our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

PCT uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures to rapidly and repeatedly control the interactions of bio-molecules. Our instrument, the Barocycler®, and our internally developed consumables product line, which includes PULSE® (Pressure Used to Lyse Samples for Extraction) Tubes as well as application specific kits (which include consumable products and reagents) together make up the PCT Sample Preparation System.

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2011, we had working capital resources of approximately $776,000, which includes cash and cash equivalents of approximately $81,000.  Based on our current projections, we believe our current cash resources, together with the net proceeds of approximately $743,000 we received from our equity financing completed in April 2011, will enable us to extend our cash resources until approximately June 30, 2011.

We believe we will need substantial additional capital to fund our operations in periods beyond the second quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

To prepare our consolidated financial statements in conformity with generally accepted accounting principles, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates are made in projecting future cash flows to quantify impairment of assets, deferred tax assets and the costs associated with fulfilling our warranty obligations for the instruments that we sell, in our calculation of fair value of stock options awarded, and our allocation of the proceeds from our equity financings between the preferred stock and warrants sold.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from the estimates and assumptions used.

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

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  As of March 31, 2011, we held approximately $20,000 as a certificate of deposit as collateral for our corporate credit card and therefore classified this balance as restricted cash on our consolidated balance sheet.  The certificate is valued at cost plus accrued interest.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$215,091	$198,534
Finished goods	925,179	905,522
Total	$1,140,270	$1,104,056

Our finished goods inventory as of March 31, 2011 included 75 Barocycler instruments.  Our finished goods inventory as of December 31, 2010 included 79 Barocycler instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $126,292 relating to Barocycler instruments held under lease or collaboration.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
Top Five Customers	55%	78%
Federal Agencies	5%	36%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Top Five Customers	60%	72%
Federal Agencies	30%	29%

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates our computation of loss per share for the three months ended March 31, 2011 and 2010:
	For the Three Months Ended
	March 31,
	2011	2010
Numerator:
Net loss	$(836,365)	$(911,325)
Accrued dividend for Series A and B Preferred Stock	(57,073)	(50,129)
Beneficial conversion feature for Series A and B Preferred Stock	-	(154,389)
Series A Preferred dividends paid in Common Stock	(76,017)	(44,963)
Series B Preferred dividends paid in Common Stock	-	(7,043)
Net loss applicable to common shareholders	$(969,455)	$(1,167,849)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,836,971	2,394,311

Loss per common share - basic and diluted	$(0.34)	$(0.49)

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

	March 31,
	2011	2010
Stock options	1,114,500	1,019,500
Common stock warrants	1,740,800	1,619,800
Preferred stock warrants	940,550	2,025,770
Convertible preferred stock:
Series A Convertible Preferred	2,621,350	1,744,400
Series B Convertible Preferred	855,090	887,110
	7,272,290	7,296,580

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

Expected Term - The Company uses the simplified calculation of expected life, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the award.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Specifically, the Company estimates the forfeiture rate and adjusts the expense that it recognizes to reflect the estimated number of stock options that will go unexercised.  The Company estimated a forfeiture rate of 5% for awards granted based on historical experience and future expectations of options vesting.

We recognized stock-based compensation expense of $68,966 and $94,736 for the three months ended March 31, 2011 and 2010, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended March 31,
	2011	2010
Research and development	$21,604	$18,247
Selling and marketing	31,012	17,175
General and administrative	16,350	59,314
Total stock-based compensation expense	$68,966	$94,736

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value.  Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

Advertising

Advertising costs are expensed as incurred.  During the three months ended March 31, 2011, we did not incur significant advertising expenses but in the same period last year, we incurred $11,993 in advertising expenses.

Rent Expense

Rental costs are expensed as incurred.  During the three months ended March 31, 2011 and 2010, we incurred $34,416 and $31,916, respectively, in rent expense for the use of our corporate office and research and development facilities.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2011 and 2010, we incurred $5,994 and $6,524, respectively, in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  All of the units were completed and ready for sale in 2010.

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

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01.  As of March 31, 2011, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 262,135 shares are issued and outstanding, and 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 85,509 shares are issued and outstanding.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Each of the 15-Month Series A Preferred Stock Warrants permitted, and each of the 30-Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” as defined in the applicable Securities Purchase Agreement of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant are subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.  As a result of the issuance of Common Stock in connection with dividends paid on the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the 30-Month Common Stock Warrants has been adjusted from $2.00 to $1.78 (the “New Exercise Price”) to prevent dilution.  The number of shares for which the 30-Month Common Stock Warrants are exercisable is equal to the original per share exercise price of the Warrant, prior to any adjustment, divided by the New Exercise Price, multiplied by the original number of Warrant Shares.

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assumptions	Preferred	Placement Agent
Expected life (in months)	17.0	33.0
Expected volatility	146.4%	125.0%
Risk-free interest rate	1.000%	1.000%
Exercise price	$2.88	$2.88
Fair value per warrant	$0.95	$1.08

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

As of March 31, 2011, options to acquire 1,325,500 shares were outstanding under the Plan with 472,500 shares available for future grant under the Plan.  As of March 31, 2011, options to acquire 239,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

As of March 31, 2011, 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 94,055 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.

The following tables summarize information concerning common stock issuable upon the exercise of outstanding stock options and warrants to acquire either common stock or preferred stock convertible into common stock:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2009	1,564,500	$2.52	3,806,640	$1.77	5,371,140	4,905,152
Granted	60,000	1.43	404,510	2.88	464,510
Exercised	(18,897)	1.07	(1,529,800)	1.25	(1,548,697)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 12/31/2010	1,605,603	$2.49	2,681,350	$2.24	4,286,953	4,114,792
Granted	-	-	-	-	-
Exercised	(41,103)	1.07	-	-	(41,103)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 3/31/2011	1,564,500	$2.53	2,681,350	$2.24	4,245,850	4,197,683

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77	-	$2.70	704,000	6.3	$1.28	674,000	6.2	$1.27
2.71	-	3.08	319,500	3.8	2.93	301,333	3.5	2.94
3.09	-	3.95	302,000	5.2	3.67	302,000	5.2	3.67
3.96	-	5.93	239,000	5.0	4.24	239,000	5.0	4.24
$0.77	-	$5.93	1,564,500	5.4	$2.53	1,516,333	5.3	$2.55

We did not grant employee stock options during the three months ended March 31, 2011 and 2010.

As of March 31, 2011, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $27,087.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be immaterial for the next two years.  The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2011 is approximately $20,000.

PRESSURE BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

Series C Private Placement

On April 8, 2011, we completed a private placement, pursuant to which we sold an aggregate of 55,048 units for a purchase price of $15.00 per unit (the “Series C Purchase Price”), resulting in gross proceeds to us of $825,720 (the “Series C Private Placement”).  Each unit (“Series C Unit”) consists of (i) one share of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Convertible Preferred Stock”) convertible into 10 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 10 shares of our Common Stock at a per share exercise price equal to the sum of (i) the Common Stock equivalent of the Series C Purchase Price (ii) plus $0.88 (the “ Series C Warrant”).  The Series C Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date.

We engaged an investment banker (the “Investment Banker”) to assist with the Series C Private Placement.  The Company paid the Investment Banker a cash retainer fee of $50,000 and issued a warrant to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share.  In connection with the Series C Private Placement, we paid the Investment Banker a fee of (i) approximately $66,000 cash, (ii) an expense allowance of approximately $16,500, (iii) a warrant to purchase 44,038 shares of Common Stock exercisable at a purchase price of $1.50, and (iv) a warrant to purchase 44,038 shares of Common Stock exercisable at a purchase price of $2.38.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations through the second quarter of 2011;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  We qualify all of our forward-looking statements by these cautionary statements.  You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those discussed elsewhere in this Report.  The risks described in our Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

OVERVIEW

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell, along with associated consumables to life sciences companies, academic institutions and government agencies.  There are currently over 100 users of our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from our business.  As of March 31, 2011, we had working capital resources of approximately $776,000, which includes cash and cash equivalents of approximately $81,000.  Based on our current projections, we believe our current cash resources together with the net proceeds of approximately $743,000 we received from our equity financing completed in April 2011, will enable us to extend our cash resources through the second quarter of 2011.  Depending upon the results of the Company’s future financing and partnering activities and sales efforts, we may make cost reductions as required to accomplish this goal.

We believe we will need substantial additional capital to fund our operations in periods beyond the second quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 188 Barocycler instruments, of which 128 currently remain installed.  Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	2010	Q1 2011
Installed units	5	8	20	41	54	50	10

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Revenue

We recognized revenue of $180,643 for the three months ended March 31, 2011 as compared to $290,813 during the three months ended March 31, 2010.  This decrease was due to a decrease in grant revenue as described below.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $180,643 for the three months ended March 31, 2011 as compared to $189,150 during the three months ended March 31, 2010.  PCT installations stayed flat during the quarter compared to the previous period.  Sales of consumables of $18,731 were recorded for the three months ended March 31, 2011 compared to $23,062 during the same period in the prior year.  Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Three Months Ended
	March 31,
	2011	2010
Domestic	8	10
International	2	-
Total PCT System Installations	10	10

Grant Revenue.  During the three months ended March 31, 2010, we recorded $101,663 of grant revenue.  We did not record any grant revenue during the three months ended March 31, 2011.  This decrease was due to the completion of work on the SBIR Phase II grant in 2010.

Cost of PCT Products and Services

The cost of PCT products and services was $78,929 for the three months ended March 31, 2011 compared to $87,103 for the comparable period in 2010.  We sold a demonstration unit during the three months ended March 31, 2011.  A portion of the unit’s cost was already recognized through depreciation.

Research and Development

Research and development expenditures were $218,965 during the three months ended March 31, 2011 as compared to $294,141 in the same period in 2010.  This decrease resulted primarily from discontinued research by a collaborative partner funded by us through the SBIR Phase II grant.  The grant was completed in 2010.

Research and development expense recognized in the three months ended March 31, 2011 and 2010 included $21,604 and $18,247 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $303,839 for the three months ended March 31, 2011 from $282,578 for the comparable period in 2010.  This increase was primarily due to marketing activities and compensation for a new sales director.

During the three months ended March 31, 2011 and 2010, selling and marketing expense included $31,012 and $17,175 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $412,529 for the three months ended March 31, 2011 as compared to $538,422 for the comparable period in 2010.  This decrease was primarily due to investor relations and patent related activities incurred in the previous period.

During the three months ended March 31, 2011 and 2010, general and administrative expense included $16,350 and $59,314 of non-cash, stock-based compensation expense, respectively.  This decrease is due to expense adjustments for fully vested options included in the first quarter of 2010, which did not occur in the same period in 2011.

Operating Loss

Our operating loss was $833,619 for the three months ended March 31, 2011 as compared to $911,431 for the comparable period in 2010.  The decreased operating loss resulted primarily for the reasons noted above.

Income Taxes

In the three months ended March 31, 2011 and 2010, we had no significant income tax impact from operations.

Net Loss

During the three months ended March 31, 2011, we recorded a net loss to common shareholders of $966,455 or $(0.34) per share, as compared to $1,167,849 or $(0.49) per share in the three months ended March 31, 2010.  We recorded an additional $154,389 in the three months ended March 31, 2010 relating to the beneficial conversion calculation associated with the intrinsic value of the Series B Convertible Preferred Stock.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2011, our working capital position was $775,923, the primary components of which were cash and cash equivalents, accounts receivable, inventory, prepaid expenses, income tax receivable, and deposits, partially offset by accounts payable, accrued employee compensation, and other accrued expenses.  As of December 31, 2010, our working capital position was $1,443,765.

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

As of March 31, 2011, we had working capital resources of approximately $776,000.  Based on our current projections, we believe our current cash resources together with the net proceeds of approximately $743,000 we received from our equity financing completed in April 2011, will enable us to extend our cash resources into the second quarter of 2011.

We believe we will need substantial additional capital to fund our operations in periods beyond the second quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we may be required to limit or cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2011 was $508,052 as compared to $619,496 for the three months ended March 31, 2010.  The decrease in cash used in operations in 2011 as compared to 2010 is principally due to a decrease in operating loss of $77,960.

Net cash used in investing activities for the three months ended March 31, 2011 was $7,568 as compared to cash used of $30,060 for the same period in the prior year.  Cash used in investing activities during both periods was for Barocycler instruments that we purchased and installed under lease agreements.

Net cash provided by financing activities for the three months ended March 31, 2011 was $43,980 as compared to $657,492 for the same period in the prior year.  We closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of an additional 26,672 Series B Units with net proceeds of $465,867.  Several warrants were exercised for a total of $191,625 given to the company in the three months ended March 31, 2010.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2011 and 2010, we incurred $5,994 and $6,524, respectively in royalty expense associated with our obligation to BMA.

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

Purchase Commitments

On December 14, 2009, we submitted a purchase order to Source Scientific, LLC, the manufacturer of the Company’s PCT Barocycler instrumentation, for 50 Barocycler NEP2320 units and 12 Barocycler NEP3229 units with various spare parts.  All of the units were completed and ready for sale in 2010.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

PRESSURE BIOSCIENCES, INC.

Date: May 16, 2011	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)