Form 10-Q
period 2011-06-30
PRESSURE BIOSCIENCES INC
filed 2011-08-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011or

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

☐ Yes      ☒ No

 The number of shares outstanding of the Issuer’s common stock as of August 15, 2011 was 2,939,070.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION
Item 6. Exhibits	30

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements
PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$234,419	$552,849
Restricted cash	-	20,014
Accounts receivable	158,967	233,846
Inventories	1,147,632	1,104,056
Deposits	6,472	6,472
Prepaid income taxes	4,739	1,442
Prepaid expenses and other current assets	80,399	296,756
Total current assets	1,632,628	2,215,435

PROPERTY AND EQUIPMENT, NET	126,264	192,777
OTHER ASSETS
Intangible assets, net	158,078	182,394
TOTAL ASSETS	$1,916,970	$2,590,606

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$511,018	$234,568
Accrued employee compensation	174,197	172,251
Accrued professional fees and other	261,828	337,698
Deferred revenue	28,636	27,153
Warrant derivative liability	507,883	-
Total current liabilities	1,483,562	771,670

LONG TERM LIABILITIES
Deferred revenue	7,708	9,427
TOTAL LIABILITIES	1,491,270	781,097

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 313,960 shares authorized; 261,135 shares issued and outstanding on June 30, 2011 and on December 31, 2010 (Liquidation value of $3,003,053)	2,611	2,621
Series B convertible preferred stock, $.01 par value; 279,256 shares authorized; 84,179 shares issued and outstanding on June 30, 2011 and 88,711 shares on December 31, 2010 (Liquidation value of $1,582,565)

	842	887
Series C convertible preferred stock, $.01 par value; 303,125 shares authorized; 88,098 shares issued and outstanding on June 30, 2011 and 0 shares on December 31, 2010 (Liquidation value of $1,101,225)

	881	-
Common stock, $.01 par value; 20,000,000 shares authorized; 2,874,305 shares issued and outstanding on June 30, 2011 and 2,711,750 shares issued and outstanding on December 31, 2010
	28,743	27,118
Warrants to acquire preferred stock and common stock	1,343,222	1,248,909
Additional paid-in capital	12,635,607	12,095,237
Accumulated deficit	(13,586,206)	(11,565,263)
Total stockholders' equity	425,700	1,809,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,916,970	$2,590,606
The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUE:
PCT products, services, other	$190,686	$283,382	$371,329	$472,532
Grant revenue	-	118,722	-	220,385
Total revenue	190,686	402,104	371,329	692,917

COSTS AND EXPENSES:
Cost of PCT products and services	78,296	126,972	157,225	214,075
Research and development	263,809	304,143	482,774	598,284
Selling and marketing	242,544	294,275	546,383	576,853
General and administrative	448,314	474,381	860,843	1,012,803
Total operating costs and expenses	1,032,963	1,199,771	2,047,225	2,402,015

Operating loss	(842,277)	(797,667)	(1,675,896)	(1,709,098)

Interest income	75	1,016	329	1,122
Change in fair value of warrant derivative liability	84,021	-	84,021	-
Net loss	(758,181)	(796,651)	(1,591,546)	(1,707,976)
Accrued and deemed dividends on convertible preferred stock	(414,360)	(127,839)	(547,451)	(384,363)
Net loss applicable to common shareholders	$(1,172,541)	$(924,490)	$(2,138,997)	$(2,092,339)

Net loss per share attributable to common stockholders - basic and diluted	$(0.41)	$(0.35)	$(0.75)	$(0.80)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,874,305	2,621,291	2,867,381	2,615,557

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,591,546)	$(1,707,976)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	77,025	99,904
Stock-based compensation expense	81,168	145,103
Change in fair value of warrant derivative liability	(84,021)	-
Bad debt expense	-	18,420

Changes in operating assets and liabilities:
Short-term investments	-	(248,000)
Accounts receivable	74,879	(90,118)
Inventories	(29,772)	(216,121)
Deposits	-	(7,240)
Accounts payable	276,450	207,478
Accrued employee compensation	1,946	25,609
Deferred revenue and other accrued expenses	(124,663)	(39,341)
Prepaid expenses and other current assets	119,147	17,026
Net cash used in operating activities	(1,199,387)	(1,795,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(24,310)
Net cash used in investing activities	-	(24,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercise	43,980	-
Decrease in restricted cash	20,014	-
Proceeds from stock warrant exercise	-	1,421,275
Net proceeds from the issuance of preferred stock and warrants	816,963	465,867
Net cash provided by financing activities	880,957	1,887,142

Change in cash and cash equivalents	(318,430)	67,576
Cash and cash equivalents, beginning of period	552,849	1,609,778
Cash and cash equivalents, end of period	$234,419	$1,677,354

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$1,900
Issuance of common stock dividends on preferred stock	76,017	194,011
Issuance of common stock warrants to placement agent	94,313	18,122
Issuance of common stock for services	-	18,720
Series B dividends paid in cash	42,037	-
Beneficial conversion feature on convertible preferred stock	304,823	154,389

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview, Liquidity, and Management Plans

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell along with associated consumables and services to life sciences companies, academic institutions and government agencies.  There are currently over 130 users of our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of June 30, 2011, we had working capital resources of approximately $657,000, which excludes the warrant liability of $507,883.  Based on our current projections, including borrowings subsequent to June 30, 2011, we believe our current cash resources will enable us to extend our cash resources until mid-September 2011.

We will need substantial additional capital to fund our operations in periods beyond the third quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right to return products they have purchased from us.  Product revenue related to our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

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

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  Prior to June 30, 2011, we cancelled our corporate credit card and liquidated our entire certificate of deposit that was held as collateral for our corporate credit card.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$220,982	$198,534
Finished goods	926,650	905,522
Total	$1,147,632	$1,104,056

Our finished goods inventory as of June 30, 2011 included 73 Barocycler instruments.  Our finished goods inventory as of December 31, 2010 included 79 Barocycler instruments.  Sales of leased barocycler units with the cost of $13,804 are reflected in the inventory change on the Consolidated Statement of Cash Flows.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $85,891 relating to Barocycler instruments held under lease or collaboration.

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents are amortized on a straight-line basis over 16 years.  The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.  As of the date of this report’s filing, no event has come to our attention that would cause us to record an impairment of intangible assets.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2011 and 2010:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	June 30,
	2011	2010
Top Five Customers	65%	58%
Federal Agencies	12%	48%

	For the Six Months Ended
	June 30,
	2011	2010
Top Five Customers	40%	51%
Federal Agencies	10%	44%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Top Five Customers	72%	72%
Federal Agencies	13%	29%

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

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2011 and 2010:

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive.  The Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(758,181)	$(796,651)	$(1,591,546)	$(1,707,976)
Accrued dividend for Preferred Stock	(67,500)	(20,672)	(124,574)	(70,801)
Beneficial conversion feature for Preferred Stock	(304,823)	-	(304,823)	(154,389)
Series A Preferred dividends paid in Common Stock	-	(107,167)	(76,017)	(152,130)
Series B Preferred dividends paid in Common Stock	-	-	-	(7,043)
Series B Preferred dividends paid in cash	(42,037)	-	(42,037)	-
Net loss applicable to common shareholders	$(1,172,541)	$(924,490)	$(2,138,997)	$(2,092,339)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,874,305	2,621,291	2,867,381	2,615,557

Loss per common share - basic and diluted	$(0.41)	$(0.35)	$(0.75)	$(0.80)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	1,418,500	1,019,500	1,418,500	1,019,500
Common stock warrants	2,745,110	1,619,800	2,745,110	1,619,800
Preferred stock warrants	940,550	940,550	940,550	940,550
Convertible preferred stock:
Series A Convertible Preferred	2,611,350	1,744,400	2,611,350	1,744,400
Series B Convertible Preferred	841,790	887,110	841,790	887,110
Series C Convertible Preferred	880,980	-	880,980	-
	9,438,280	6,211,360	9,438,280	6,211,360

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

Warrant Derivative Liability

We accounted for the warrants, exercisable into common shares, issued in conjunction with the sale of the Series C Units in accordance with applicable guidance provided in ASC 815, Derivatives and Hedging, (“ASC 815”).  The Series C warrants are measured at fair value and liability-classified because the Series C warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815.  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $591,904 to the total warrants issued. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.  This down-round protection expires either 12 or 24 months subsequent to the issuance of the Series C Units, depending on the amount of additional capital raised by the Company.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions for the Black-Scholes pricing model are represented in the table below for the warrants issued in both tranches reflected on a per share common stock equivalent basis.

			Warrants revalued at June 30, 2011
Assumptions	April 8, 2011	June 20, 2011	April 8, 2011	June 20, 2011
Expected life (in months)	36.0	36.0	33.0	36.0
Expected volatility	118.5%	118.5%	120.4%	118.0%
Risk-free interest rate	0.625%	0.625%	0.625%	0.625%
Exercise price	$2.13	$2.13	$2.13	$2.13
Fair value per warrant	$0.70	$0.62	$0.57	$0.59

The assumptions for the warrants issued to the investment banker show the range of values for both tranches.  The investment banker received two sets of warrants in each tranche with half of the warrants assigned a different exercise price.

Investment Banker Warrants
April 8, 2011		June 20, 2011
$1.50	$2.38	$1.50	$2.38
60.0	60.0	60.0	60.0
99.1%	99.1%	99.9%	99.9%
1.500%	1.500%	1.500%	1.500%
$1.50	$2.38	$1.50	$2.38
$0.83	$0.75	$0.74	$0.67

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

We recognized stock-based compensation expense of $12,202 and $50,367 for the three months ended June 30, 2011 and 2010, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended, June 30,
	2011	2010
Research and development	$3,737	$22,660
Selling and marketing	2,728	17,366
General and administrative	5,737	10,341
Total stock-based compensation expense	$12,202	$50,367

We recognized stock-based compensation expense of $81,168 and $145,103 for the six months ended June 30, 2011 and 2010, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Six Months Ended, June 30,
	2011	2010
Research and development	$25,342	$40,906
Selling and marketing	33,739	34,542
General and administrative	22,087	69,655
Total stock-based compensation expense	$81,168	$145,103

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value.  Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.  There are three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;
Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2011, the Company’s warrant derivative liability is considered a level 3 item, see Note “Warrant Derivative Liability”.

Advertising

Advertising costs are expensed as incurred.  During the six months ended June 30, 2011, we did not incur significant advertising expenses but in the same period last year, we incurred $18,045 in advertising expenses.

Rent Expense

Rental costs are expensed as incurred.  During the six months ended June 30, 2011 and 2010, we incurred $68,832 and $66,332, respectively, in rent expense for the use of our corporate office and research and development facilities.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We renewed the lease until August 31, 2011 with no increase in the monthly payment and expect to extend the lease in 2011.  We pay approximately $6,500 per month for the use of these facilities.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We pay $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended June 30, 2011 and 2010, we incurred $5,618 and $10,757, respectively, in royalty expense associated with our obligation to BMA.  During the six months ended June 30, 2011 and 2010, we incurred $11,672 and $17,281, respectively, in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments of $5,000 for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

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

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01.  As of June 30, 2011, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which are issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$0.01 per share (“Series A Convertible Preferred Stock”), of which 261,135 shares are issued and outstanding, 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 84,179 shares are issued and outstanding and 303,125 shares of preferred stock have been designated as Series C Convertible Preferred Stock, par value $0.01 per share (“Series C Convertible Preferred Stock”), of which 88,098 shares are issued and outstanding.

Series A Convertible Preferred Stock

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit (the “Series A Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  Each Series A Unit consisted of  (i) one share of Series A Convertible Preferred Stock convertible into 10 shares of our common stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15-Month Series A Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30-Month Common Stock Warrants”).  We did not pay any placement fees associated with this transaction but the expenses related to the offering totaled approximately $233,000.  We have offered each holder of the 30-Month Common Stock Warrants a one-year extension of the life of the warrant to August 11, 2012.  See Note 6.

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

Each share of Series A Convertible Preferred Stock receives a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series A Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock (as described below) will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for each of the dividend payment dates through June 30, 2011.

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

15-Month Series A Preferred Stock Warrants and 30-Month Common Stock Warrants

Subject to the terms and conditions of the applicable warrants, the Company had the right to call for cancellation of the 15-Month Series A Preferred Stock Warrants if the volume weighted average price of our common stock on the Nasdaq Capital Market (or other primary trading market or exchange on which our common stock is then traded) equaled or exceeded $1.75 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.  Pursuant to these provisions, on March 30, 2010, the Company called all of the 15-Month Series A Preferred Stock Warrants resulting in the issuance of 104,155 shares of Series A Convertible Preferred Stock.

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

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant are subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.  As a result of the issuance of Common Stock in connection with dividends paid on the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the 30-Month Common Stock Warrants has been adjusted from $2.00 to $1.74 (the “New Exercise Price”) to prevent dilution.  The number of

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares for which the 30-Month Common Stock Warrants are exercisable is equal to the original per share exercise price of the Warrant, prior to any adjustment, divided by the New Exercise Price, multiplied by the original number of Warrant Shares.

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

Series B Convertible Preferred Stock

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.  This was the first tranche of a $2.5 million private placement.  The second tranche closed on March 18, 2010 for the sale of 26,672 Series B Units with gross proceeds of $501,434 (collectively the two tranches are referred to as the “Series B Private Placement”).  Each Series B Unit consists of (i) one share of Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for warrants issued in November 2009 and at an exercise price of $28.80 for warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (the “Series B Warrant”).  We have offered each holder of the Series B Warrant a one-year extension of the life of the warrant to August 11, 2012, but the warrant would be exercisable for Common Stock.  See Note 6.

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

Each share of Series B Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 (with the first payment being

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series B Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the December 31, 2009 dividend.  The Board approved the method of payment in the form of common stock for the June 30, 2010 dividend to the holders of Series B Convertible Preferred Stock issued in November 2009 and cash to the holders of Series B Convertible Preferred Stock issued in March 2010.  The Board approved the method of payment in the form of cash for the December 31, 2010 dividend to all holders of Series B Convertible Preferred Stock.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series C Convertible Preferred Stock

On April 8, 2011 and April 12, 2011, we completed the first tranche of a private placement, pursuant to which we sold an aggregate of 55,048 units for a purchase price of $15.00 per unit, resulting in gross proceeds to us of $825,720 (the “Series C Private Placement”).  This was the first tranche of the $6 million Series C Private Placement.  In connection with the second tranche, the purchase price was reduced to $12.50 per unit and we issued an additional 11,011 units to the purchasers who participated in the first tranche, without any additional gross proceeds to us.  The second tranche closed on June 20, 2011 for the sale of 22,039 Series C Units for a purchase price of $12.50 per unit with gross proceeds of $275,485.  Each unit (“Series C Unit”) consists of (i) one share of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Convertible Preferred Stock”) convertible into 10 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 10 shares of our Common Stock at a per share exercise price equal to the sum of (i) the Common Stock equivalent of the Series C Purchase Price (ii) plus $0.88 (the “Series C Warrant”).  The Series C Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date.

We engaged an investment banker (the “Investment Banker”) to assist with the Series C Private Placement.  The Company paid the Investment Banker a cash retainer fee of $50,000 and issued a warrant to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share.  In connection with the Series C Private Placement, we paid the Investment Banker a fee of (i) approximately $66,000 cash, (ii) an expense allowance of approximately $16,500, (iii) a warrant to purchase 61,670 shares of Common Stock exercisable at a purchase price of $1.50, and (iv) a warrant to purchase 61,670 shares of Common Stock exercisable at a purchase price of $2.38.

The proceeds from the sale of each Series C Unit was allocated between the Series C Convertible Preferred Stock and the Common Stock Warrant based on the relative estimated fair value of each security.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $591,904 to the total warrants issued.  The allocation of the gross proceeds to the Series C Convertible Preferred Stock was $509,303.  In accordance with the provisions of FASB ASC 470-20, Debt with Conversion and Other Options, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $181,907 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $181,907 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series C Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on April 7 and June 20 issuable upon conversion of the Series C Convertible Preferred Stock from the fair market value of the Series C Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series C Convertible Preferred Stock and warrants.  The warrants are recorded as a liability.  See Note 3 “Warrant Liability” under Summary of Accounting Policies.

Each share of Series C Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the Series C’s respective tranche purchase price, payable semi-annually on June 30 and December 31, commencing on June 30, 2011 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2011).  Dividends may

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series C Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series C Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series C Purchase Price, plus accrued and unpaid dividends.  The Series C Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with a liquidation.

Each share of Series C Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series C Conversion Ratio”).  Each share of Series C Convertible Preferred Stock will automatically be converted into shares of common stock at the Series C Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the applicable tranche of the Series B Private Placement, the common stock trades on the Nasdaq Capital Market (or other primary trading market or exchange on which the common stock is then traded) at a price equal to three-tenths of the Series C Unit purchase price for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to at least three-tenths of the Series C Unit purchase price, with aggregate gross proceeds to the Company of not less than $10 million.  Unless waived under certain circumstances by the holder of the Series C Convertible Preferred Stock, such holder’s Series C Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The holders of Series C Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except that the holders of Series C Convertible Preferred Stock may vote separately as a class on any matters that would amend, alter or repeal any provision of our Restated Articles of Organization, as amended, in a manner that adversely affects the powers, preferences or rights of the Series C Convertible Preferred Stock and such holders may also vote on any matters required by law.

If we consummate an equity financing (other than the exercise of employee stock options under the Company’s stock option plans, the Series C purchase agreement or the exercise of any Warrants, or the exercise or conversion of any currently outstanding Common Stock Equivalents) within twelve months after the initial Closing and the gross proceeds to the Company from the sale of the Units are less than $4 million, then each Series C holder may exchange all, but not less than all, of his, her or its Units for the equity securities issued in such next financing and shall become subject to the terms and conditions of such next financing; provided that the exchange of the purchaser’s units for next financing securities is permitted under the rules and regulations of the NASDAQ Trading Market then in effect.  The number of next financing securities into which a purchaser’s Series C Units may be exchanged shall be determined by dividing (a) the aggregate per unit purchase price at which the Series C units being exchanged were issued, by (b) the price per next financing security at which such securities were issued in the next financing.

At any time after February 12, 2014, upon 30 days written notice, we have the right to redeem the outstanding shares of Series C Convertible Preferred Stock at a price equal to the Series C purchase price, plus all accrued and unpaid dividends thereon.  The redemption price may be paid in two annual installments.  All holders of Series A, B, and C Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with redemption.

Series C Warrants

The Series C Warrants have an exercise price equal to $2.13 with a term expiring on the third anniversary of the deal closing.  The Series C Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the Series C Warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The Series C Warrant exercise price and/or number of shares issuable upon exercise of the Series C Warrant will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Series C Warrants.

Subject to the terms and conditions of the Series C Warrants, the Company has the right to call for cancellation of the Series C Warrants if the volume weighted average price of our common stock on the NASDAQ Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds two times the per common share exercise price for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

Common Stock

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2011, options to acquire 1,240,500 shares were outstanding under the Plan with 499,500 shares available for future grant under the Plan.  As of June 30, 2011, options to acquire 178,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

As of June 30, 2011, 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 94,055 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.

The following tables summarize information concerning common stock issuable upon the exercise of outstanding stock options and warrants to acquire either common stock or preferred stock convertible into common stock:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2009	1,564,500	$2.52	3,806,640	$1.77	5,371,140	4,905,152
Granted	60,000	1.43	404,510	$2.88	464,510
Exercised	(18,897)	1.07	(1,529,800)	1.25	(1,548,697)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 12/31/2010	1,605,603	$2.49	2,681,350	$2.24	4,286,953	4,114,792
Granted	-		1,004,319	2.11	1,004,319
Exercised	(41,103)	1.07	-	-	(41,103)
Expired	(71,000)	2.41	-	-	(71,000)
Forfeited	(75,000)	2.49	-	-	(75,000)
Balance outstanding, 6/30/2011	1,418,500	$2.54	3,685,669	$2.21	5,104,169	5,057,669

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77	-	$2.70	598,000	6.6	$1.18	568,000	6.5	$1.16
2.71	-	3.08	314,500	3.5	2.93	298,000	3.2	2.94
3.09	-	3.95	302,000	4.9	3.67	302,000	4.9	3.67
3.96	-	5.93	204,000	4.5	4.25	204,000	4.5	4.25
$0.77	-	$5.93	1,418,500	5.2	$2.54	1,372,000	5.1	$2.56

We did not grant employee stock options during the six months ended June 30, 2011 and 2010.

As of June 30, 2011, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $13,872.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be immaterial for the next two years.  The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 is approximately $20,000.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

Loan

On August 3, 2011, we received a loan in the amount of $200,000 from existing investor, Clayton A. Struve.  The loan was made pursuant to a Promissory Note, (the “Note”), with a maturity date of November 3, 2011, which may be extended with mutual consent of the parties.  The interest rate under the Note is 20% per annum.  The Company is required to pay at least three months of interest, regardless of earlier repayment of the Note.  The Note may be repaid in cash or (at the option of the investor) by conversion into that number of securities issued in the next financing completed by the Company having an aggregate purchase price equal to the then outstanding principal amount of the Note, plus any accrued and unpaid interest due at the time of conversion.

In connection with the loan, the Company also issued to Mr. Struve a warrant to purchase 26,315 shares of the Company’s Common Stock, $0.01 par value, at an exercise price of $0.76 per share, expiring on August 3, 2014.

Amendments to 30-Month Common Stock Warrants and Series B Warrants

On or about August 10, 2011, we entered into Amendment No. 1 to the Series B Preferred Stock Purchase Warrant, the “Series B Warrant Amendment”, with each of the holders of the outstanding Series B Warrants, which were issued in the Series B Private Placement.  The Series B Warrant Amendment extends the term of the Series B Warrants from August 11, 2011 to August 11, 2012.  Additionally, the Series B Warrant Amendment amends the Warrants so that they are no longer exercisable for shares of our Series B Convertible Preferred Stock, but will be exercisable for that number of shares of our Common Stock into which the shares of Series B Convertible Preferred Stock subject to the Series B Warrant were previously convertible.  The Warrants will have the same aggregate exercise price but, due to this change, will have a per share exercise price equal to one-tenth of the original exercise price.

Also on or about August 10, 2011, we entered into Amendment No. 1 to the 30-Month Common Stock Warrant, the Common Warrant Amendment, with each of the holders of the outstanding 30-Month Common Stock Warrants, which were issued in the Series A Private Placement completed in February 2009.  The Common Warrant Amendment extended the term of the 30-Month Common Stock Warrants from August 11, 2011 to August 11, 2012.

Series A Dividends

On August 10, 2011, we issued 64,765 shares of Common Stock to holders of Series A Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations past mid-September of 2011;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
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

OVERVIEW

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell, along with associated consumables to life sciences companies, academic institutions and government agencies.  There are currently over 130 users of our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of June 30, 2011, we had working capital resources of approximately $657,000, which excludes the warrant liability of $507,883.  Based on our current projections, we believe our current cash resources will enable us to extend our cash resources until mid-September 2011.

We will need substantial additional capital to fund our operations in periods beyond the third quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

We hold 14 United States and 10 foreign patents covering multiple applications of PCT in the life sciences field. Our pressure cycling technology employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic, and small molecule studies;
-	pathogen inactivation;
-	protein extraction and recovery;
-	control of chemical (particularly enzymatic) reactions; and
-	Immunodiagnostics (clinical laboratory testing).

Since we began operations as Pressure BioSciences in February 2005, we have installed 195 Barocycler instruments, of which 128 currently remain in use.  Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and distribution partners in six foreign countries.

	2005	2006	2007	2008	2009	2010	YTD 2011
Installed units	5	8	20	41	54	50	17

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010

Total Revenue

We recognized total revenue of $190,686 for the three months ended June 30, 2011 as compared to $402,104 during the three months ended June 30, 2010.  This decrease in total revenue was due to a lower number of PCT instrument installations and a lack of grant revenue during the period.  The primary reasons for the decrease in Barocycler installations and the reduction in grant revenue are described below.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $190,686 for the three months ended June 30, 2011 as compared to $283,382 during the three months ended June 30, 2010.  We recorded seven PCT installations for the three months ended June 30, 2011 compared to twelve for the same period in 2010.  Revenue from the sale of PCT consumables was approximately $20,000 for the three months ended June 30, 2011 compared to approximately $33,000 for the same period in 2010.

    The decrease in PCT instrument installations and consumables was due to several factors. Our Vice President of Sales resigned in early May 2011, and his responsibilities included direct sales in the New England territory and supervision of the three Sales Directors. In addition, sales and marketing activities were limited during the second quarter of 2011 compared to the second quarter of 2010 as a result of our limited financial resources. The decrease in PCT consumable sales was due for the reasons just stated, and also in part to significant purchases of PULSE Tubes (both ND and Shredder) by certain clients during the second quarter of 2010 whose studies ended prior to the second quarter of 2011.

 Our domestic and foreign installations of PCT Systems are set forth in the table below.

	For the Three Months Ended
	June 30,
	2011	2010
Domestic	6	12
International	1	-
Total PCT System Installations	7	12

Grant Revenue.  During the three months ended June 30, 2010, we recorded $118,722 of grant revenue.  We did not record any grant revenue during the three months ended June 30, 2011.  This decrease was due to the completion of work on the SBIR Phase II grant in December 2010.  During the three months ended June 30, 2011, we did not have any active grants.  We have submitted requests for several grants that would pay the Company going forward for work that is currently on-going in the development of our high throughput Barocycler instrument and our formalin-fixed paraffin-embedded (FFPE) tissue application.

Cost of PCT Products and Services

The cost of PCT products and services was $78,296 for the three months ended June 30, 2011 compared to $126,972 for the comparable period in 2010.  The decrease corresponds to the decrease in PCT installations.  Our gross profit margin on PCT products and services increased to 59% for the three months ended June 30, 2011, as compared to 55% for the prior period.  The increase is from the sale of our SG3 Shredder kits launched this quarter that have a higher profit margin.

Research and Development

Research and development expenditures were $263,809 during the three months ended June 30, 2011 as compared to $304,143 in the same period in 2010.  This decrease resulted primarily from the full vesting of a significant number of employee stock options and discontinued research by a collaborative partner funded by us through the SBIR Phase II grant.  The grant was completed in 2010.

Research and development expense recognized in the three months ended June 30, 2011 and 2010 included $3,737 and $22,660 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing.

Selling and Marketing

Selling and marketing expenses decreased to $242,544 for the three months ended June 30, 2011 from $294,275 for the comparable period in 2010.  This decrease was primarily due to the full vesting of a significant number of employee stock options, reduced marketing activities and employee costs relating to the departure of our Vice President of Sales.

During the three months ended June 30, 2011 and 2010, selling and marketing expense included $2,728 and $17,366 of non-cash, stock-based compensation expense, respectively.  This was primarily due to a significant number of employee options becoming fully vested in the first quarter of 2011 with no further expensing.

General and Administrative

General and administrative costs totaled $448,314 for the three months ended June 30, 2011 as compared to $474,381 for the comparable period in 2010.  This decrease was primarily due to significant investor relations and patent related activities incurred in the previous period not continuing in the current quarter.

During the three months ended June 30, 2011 and 2010, general and administrative expense included $5,737 and $10,341 of non-cash, stock-based compensation expense, respectively.  This was primarily due to a significant number of employee options becoming fully vested in the first quarter of 2011 with no further expensing.

Operating Loss

Our operating loss was $842,277 for the three months ended June 30, 2011 as compared to $797,667 for the comparable period in 2010.  The decreased operating loss resulted primarily for the reasons noted above.

Change in fair value of warrant derivative liability

During the three months ended June 30, 2011, we recorded non-cash income of $84,021 for warrant revaluation expense in our statements of operations due to a decrease in the fair value of the warrant liability related to the Series C Private Placement.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on June 30, 2011 as compared to June 20, 2011 or April 8, 2011, depending on the tranche.

Net Loss

During the three months ended June 30, 2011, we recorded a net loss applicable to common shareholders of $1,172,541 or $(0.41) per share, as compared to $924,490 or $(0.35) per share in the three months ended June 30, 2010.  We recorded $107,167 in the three months ended June 30, 2010 relating to the payment of common stock to holders of the Series A Convertible Preferred Stock.  We paid approximately $42,000 to Series B holders in the three months ended June 30, 2011.  We also recorded a deemed dividend of $304,823 relating to the beneficial conversion calculation on the Series C Private Placement.

Six Months Ended June 30, 2011 and 2010

Total Revenue

We recognized total revenue of $371,329 for the six months ended June 30, 2011 as compared to $692,917 during the six months ended June 30, 2010.  This decrease in total revenue was due to a lower number of PCT instrument installations during the six month period ended June 30, 2011 versus the same period in 2010.  The primary reasons for the decrease in Barocycler installations and the reduction in grant revenue are described below.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $371,329 for the six months ended June 30, 2011 as compared to $472,532 during the six months ended June 30, 2010.  We recorded seventeen PCT installations for the six months ended June 30, 2011 compared to twenty-two for the same period in 2010.  Revenue from the sale of PCT consumables was approximately $39,000 for the three months ended June 30, 2011 compared to approximately $59,000 for the same period in 2010.

    The decrease in PCT instrument installations and consumables was due to several factors. Our Vice President of Sales resigned in early May 2011, and his responsibilities included direct sales in the New England territory and supervision of the three Sales Directors. In addition, sales and marketing activities were limited during the second quarter of 2011 compared to the second quarter of 2010 as a result of our limited financial resources. The decrease in PCT consumable sales was due for the reasons just stated, and also in part to significant purchases of PULSE Tubes (both ND and Shredder) by certain clients during the second quarter of 2010 whose studies ended prior to the second quarter of 2011.

Our domestic and foreign installations of PCT Systems are set forth in the table below.

	For the Six Months Ended
	June 30,
	2011	2010
Domestic	14	22
International	3	-
Total PCT System Installations	17	22

Grant Revenue.  During the six months ended June 30, 2010, we recorded $220,385 of grant revenue.  We did not record any grant revenue during the six months ended June 30, 2011.  This decrease was due to the completion of work on the SBIR Phase II grant in December 2010.  During the six months ended June 30, 2011, we did not have any active grants.  The Company has submitted requests for several grants that would pay the Company going forward for work that is currently on-going in the development of our high throughput Barocycler instrument and our formalin-fixed paraffin-embedded (FFPE) tissue application.

Cost of PCT Products and Services

The cost of PCT products and services was $157,225 for the six months ended June 30, 2011 compared to $214,075 for the comparable period in 2010.  The decrease corresponds to the decrease in PCT installations and sales of accessories and consumables.  Our gross profit margin on PCT products and services increased to 58% for the six months ended June 30, 2011, as compared to 55% for the prior period.  The increase is from the sale of our SG3 Shredder kits launched this quarter that have a higher profit margin.

Research and Development

Research and development expenditures were $482,774 during the six months ended June 30, 2011 as compared to $598,284 in the same period in 2010.  This decrease resulted primarily from the completion of employee stock option vesting and discontinued research by a collaborative partner funded by us through the SBIR Phase II grant.  The grant was completed in 2010.

Research and development expense recognized in the six months ended June 30, 2011 and 2010 included $25,342 and $40,906 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing.

Selling and Marketing

Selling and marketing expenses decreased to $546,383 for the six months ended June 30, 2011 from $576,853 for the comparable period in 2010.  This decrease was primarily due to full vesting of a significant number of employee stock options, reduced marketing activities and employee costs relating to the departure of our Vice President of Sales.

During the six months ended June 30, 2011 and 2010, selling and marketing expense included $33,739 and $34,542 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing.

General and Administrative

General and administrative costs totaled $860,843 for the six months ended June 30, 2011 as compared to $1,012,803 for the comparable period in 2010.  This decrease was primarily due to significant investor relations and patent related activities incurred in the previous period not continuing in the current period.

During the six months ended June 30, 2011 and 2010, general and administrative expense included $22,087 and $69,655 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing.

Operating Loss

Our operating loss was $1,675,896 for the six months ended June 30, 2011 as compared to $1,709,098 for the comparable period in 2010.  The decreased operating loss resulted primarily for the reasons noted above.

Change in fair value of warrant derivative liability

During the six months ended June 30, 2011, we recorded non-cash income of $84,021 for warrant revaluation expense in our statements of operations due to a decrease in the fair value of the warrant liability related to the Series C Private Placement.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on June 30, 2011 as compared to June 20, 2011 or April 8, 2011, depending on the tranche.

Net Loss

During the six months ended June 30, 2011, we recorded a net loss to common shareholders of $2,138,997 or $(0.75) per share, as compared to $2,092,339 or $(0.80) per share in the six months ended June 30, 2010.  We recorded $304,823 and $154,389 in the six months ended June 30, 2011 and 2010, respectively, relating to the beneficial conversion calculation associated with the intrinsic value of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock, respectively.  We paid approximately $42,000 to Series B holders in the six months ended June 30, 2011.

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2011, our working capital position was $656,949, which excludes the warrant derivative liability of $507,883.  As of December 31, 2010, our working capital position was $1,443,765.

On March 18, 2010, we sold an aggregate of 26,672 units (the “Series B Units”) for a purchase price of $18.80 per unit, resulting in net proceeds to us of $465,867.  An initial tranche of Series B Units was sold in November 2009 with net proceeds of $1,078,885.  Each Series B Unit issued in the March 2010 tranche consisted of (i) one share of Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $28.80 per share with a term expiring on August 11, 2011 (“Series B Warrant”).  See Note 5 of the Notes to Consolidated Financial Statements for a further description of the Series B Convertible Preferred Stock and Series B Warrants issued in the Series B Private Placement.

In connection with the warrant call notice issued on March 30, 2010, 15 Month Series A Preferred Stock Warrants to purchase 98,372 shares of Series A Convertible Preferred Stock were exercised at $12.50 per share, for net proceeds to the Company of $1,421,275 in March and April 2010, before deducting expenses associated with the warrant call notice.  Warrants to purchase an additional 10,150 shares of Series A Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 2,883 shares of Preferred Stock.

On April 8, 2011 and April 12, 2011, we completed the first tranche of a private placement, pursuant to which we sold an aggregate of 55,048 units for a purchase price of $15.00 per unit, resulting in gross proceeds to us of $825,720.  This was the first tranche of the $6 million Series C Private Placement.  In connection with the second tranche, the purchase price was reduced to $12.50 per unit and we issued an additional 11,011 units to the purchasers who participated in the first tranche, without any additional gross proceeds to us.  The second tranche closed on June 20, 2011 for the sale of 22,039 Series C Units for a purchase price of $12.50 per unit with gross proceeds of $275,485.  Each unit consists of (i) one share of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Convertible Preferred Stock”) convertible into 10 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 10 shares of our Common Stock at a per share exercise price equal to the sum of (i) the Common Stock equivalent of the Series C Purchase Price (ii) plus $0.88.  The Series C Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date.

Based on our current projections, we believe our current cash resources will enable us to extend our cash resources until approximately mid-September 2011.

We will need substantial additional capital to fund our operations in periods beyond the third quarter of 2011.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2011 was $1,199,387 as compared to $1,795,256 for the six months ended June 30, 2010.  The prior period included accrued legal fees incurred in connection with the Series B financing and the release of our inventory deposits when Barocyclers were built offset by Barocycler sales.

Net cash used in investing activities for the six months ended June 30, 2011 was $0 as compared to $24,310 for the same period in the prior year.  We purchased tooling in the prior year.

Net cash provided by financing activities for the six months ended June 30, 2011 was $880,957 as compared to $1,887,142 for the same period in the prior year.  We raised approximately $1.1 million in gross proceeds this year from Series C Private Placement offset by approximately $378,000 in offering costs excluding the issuance of additional warrants to the placement agent.  During the same period in the prior year, we closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of 26,672 Series B Units with net proceeds of $465,867.  Warrants were exercised for a total of $1,421,275 given to the company in the six months ended June 30, 2010.

COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We renewed the lease until August 31, 2011 with no increase in the monthly payment and we expect to extend in 2011.  We pay approximately $6,500 per month for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We are paying $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended June 30, 2011 and 2010, we incurred $5,618 and $10,757, respectively, in royalty expense associated with our obligation to BMA.  During the six months ended June 30, 2011 and 2010, we incurred $11,672 and $17,281, respectively, in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments of $5,000 for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.

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

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or “ASU”, No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13.  ASU 2009-13 amends existing revenue guidance related to revenue arrangements with multiple deliverables to allow the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits		Reference

10.1	Amendment No. 1 to Securities Purchase Agreement (Filed as an Exhibit to the Current Report on Form 8-K filed on June 21, 2011 and incorporated herein by reference.)	Filed herewith

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 15, 2011	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)