Form 10-Q
period 2011-09-30
PRESSURE BIOSCIENCES INC
filed 2011-11-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011or

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

☐ Yes      ☒ No

 The number of shares outstanding of the Issuer’s common stock as of November 11, 2011 was 6,570,147.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 5. Other Information	35

Item 6. Exhibits	36

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements
PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
ASSETS	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$296,970	$552,849
Restricted cash	-	20,014
Accounts receivable	115,028	233,846
Inventories	1,129,662	1,104,056
Deposits	6,472	6,472
Prepaid income taxes	4,739	1,442
Prepaid expenses and other current assets	128,250	296,756
Total current assets	1,681,121	2,215,435

PROPERTY AND EQUIPMENT, NET	98,181	192,777
OTHER ASSETS
Intangible assets, net	145,920	182,394
TOTAL ASSETS	$1,925,222	$2,590,606

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$658,977	$234,568
Accrued employee compensation	205,745	172,251
Accrued professional fees and other	304,183	337,698
Deferred revenue	20,826	27,153
Short-term debt, net of debt discount of $123,677	296,336	-
Warrant derivative liability	284,437	-
Total current liabilities	1,770,504	771,670

LONG TERM LIABILITIES
Deferred revenue	9,330	9,427
TOTAL LIABILITIES	1,779,834	781,097

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value; 313,960 shares authorized; 15,571 shares issued and outstanding on September 30, 2011 and 261,135 shares issued and outstanding on December 31, 2010 (Liquidation value of $179,070)	155	2,621
Series B convertible preferred stock, $.01 par value; 279,256 shares authorized; 1,348 shares issued and outstanding on September 30, 2011 and 88,711 shares on December 31, 2010 (Liquidation value of $25,342)	13	887
Series C convertible preferred stock, $.01 par value; 303,125 shares authorized; 88,098 shares issued and outstanding on September 30, 2011 and 0 shares on December 31, 2010 (Liquidation value of $1,101,225)	881	-
Common stock, $.01 par value; 20,000,000 shares authorized; 6,353,016 shares issued and outstanding on September 30, 2011 and 2,711,750 shares issued and outstanding on December 31, 2010	63,530	27,118
Warrants to acquire preferred stock and common stock	1,823,852	1,248,909
Additional paid-in capital	12,802,217	12,095,237
Accumulated deficit	(14,545,260)	(11,565,263)
Total stockholders' equity	145,388	1,809,509
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,925,222	$2,590,606

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE:
PCT products, services, other	$217,734	$194,730	$589,063	$667,262
Grant revenue	62,688	177,373	62,688	397,758
Total revenue	280,422	372,103	651,751	1,065,020

COSTS AND EXPENSES:
Cost of PCT products and services	93,610	86,285	250,835	300,360
Research and development	248,188	382,054	730,962	980,338
Selling and marketing	193,975	313,412	740,358	890,265
General and administrative	490,460	432,939	1,351,303	1,445,742
Total operating costs and expenses	1,026,233	1,214,690	3,073,458	3,616,705

Operating loss	(745,811)	(842,587)	(2,421,707)	(2,551,685)

Interest (expense) income	(39,358)	438	(39,029)	1,560
Change in fair value of warrant derivative liability	223,446	-	307,467	-
Loss before income taxes	(561,723)	(842,149)	(2,153,269)	(2,550,125)
Income tax benefit	-	244,479	-	244,479
Net loss	(561,723)	(597,670)	(2,153,269)	(2,305,646)
Accrued interest on convertible debt	5,208	-	5,208	-
Accrued and deemed dividends on convertible preferred stock	(397,331)	(95,205)	(944,782)	(408,767)
Net loss applicable to common shareholders	$(953,846)	$(692,875)	$(3,092,843)	$(2,714,413)

Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.26)	$(0.50)	$(1.01)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	6,253,349	2,687,853	6,228,585	2,683,706

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,153,269)	$(2,305,646)

Adjustments to reconcile net loss to operating cash flows:
Depreciation and amortization	109,520	149,265
Stock-based compensation expense	113,689	227,476
Change in fair value of warrant derivative liability	(307,467)	-
Bad debt expense	-	18,420

Changes in operating assets and liabilities:
Short-term investments	-	(248,000)
Accounts receivable	118,818	(9,579)
Inventories	(4,056)	(494,470)
Deposits	-	175,538
Income tax receivable	-	(244,479)
Accounts payable	537,150	175,129
Accrued employee compensation	33,494	90,055
Deferred revenue and other accrued expenses	(49,125)	(27,543)
Prepaid expenses and other current assets	71,296	32,413
Net cash used in operating activities	(1,529,950)	(2,461,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(86,949)
Net cash used in investing activities	-	(86,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	43,980	-
Decrease in restricted cash	20,014	-
Proceeds from stock warrant exercises	-	1,421,275
Borrowings on short-term loans with detachable warrants	412,000	-
Net proceeds from the issuance of preferred stock	798,077	465,867
Net cash provided by financing activities	1,274,071	1,887,142

Change in cash and cash equivalents	(255,879)	(661,228)
Cash and cash equivalents, beginning of period	552,849	1,609,778
Cash and cash equivalents, end of period	$296,970	$948,550

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$1,900
Issuance of common stock dividend on preferred stock	150,497	222,931
Issuance of common stock warrants to placement agent	94,313	18,122
Issuance of common stock for services	109,996	18,720
Series B dividend paid in cash	42,037	7,212
Deemed dividend on warrant modifications	325,595	-
Beneficial conversion feature on convertible preferred stock	304,823	154,389

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview, Liquidity, and Management Plans

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell along with associated consumables and services to life sciences companies, academic institutions and government agencies.  There are currently 131 customers who have purchased or currently lease our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2011, we had working capital resources of approximately $195,000, which excludes the warrant liability of $284,437.  Based on our current projections, including equity financing described in Note 6 below and completed subsequent to September 30, 2011, we believe our current cash resources will enable us to extend our cash resources until February 2012.  Refer to Subsequent Event Note 6.

We will need substantial additional capital to fund our operations in periods beyond February 2012.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting and Basis of Presentation

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 31, 2011, as amended by the Form 10K/A filed with the Securities and Exchange Commission on May 2, 2011 (as so amended, the “Form 10-K”).

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents.  Prior to September 30, 2011, we cancelled our corporate credit card and liquidated our entire certificate of deposit that was held as collateral for our corporate credit card.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor and applicable overhead.  The composition of inventory as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010
Raw materials	$235,420	$198,534
Finished goods	894,242	905,522
Total	$1,129,662	$1,104,056

Our finished goods inventory as of September 30, 2011 included 70 Barocycler instruments.  Our finished goods inventory as of December 31, 2010 included 79 Barocycler instruments.  Net sales and purchases of leased Barocycler units with the cost of $21,551 are reflected in the inventory change on the consolidated statement of cash flows.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $85,831 relating to Barocycler instruments held under lease or collaboration.

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

The following table illustrates the level of concentration of customers as a percentage of total revenues during the three months and nine months ended September 30, 2011 and 2010:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Three Months Ended
	September 30,
	2011	2010
Top Five Customers	58%	69%
Federal Agencies	29%	54%

	For the Nine Months Ended
	September 30,
	2011	2010
Top Five Customers	29%	51%
Federal Agencies	15%	44%

The following table illustrates the level of concentration of customers as a percentage of net accounts receivable balance as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Top Five Customers	78%	72%
Federal Agencies	25%	29%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for all of our PCT instrumentation.  We have a network of manufacturers and sub-contractors to supply components for our other products.  Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2011 and 2010:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(561,723)	$(597,670)	$(2,153,269)	$(2,305,646)
Accrued interest on convertible debt, after tax	5,208	-	5,208	-
Accrued dividend for Preferred Stock	(71,736)	(59,074)	(196,310)	(59,074)
Deemed dividend on warrant modifications	(325,595)	-	(325,595)	-
Beneficial conversion feature for Preferred Stock	-	-	(304,823)	(154,389)
Series A Preferred dividends paid in Common Stock	-	-	(76,017)	(152,130)
Series B Preferred dividends paid in Common Stock	-	(28,919)	-	(35,962)
Series B Preferred dividends paid in cash	-	(7,212)	(42,037)	(7,212)
Net loss applicable to common shareholders	$(953,846)	$(692,875)	$(3,092,843)	$(2,714,413)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	6,253,349	2,687,853	6,228,585	2,683,706

Loss per common share - basic and diluted	$(0.15)	$(0.26)	$(0.50)	$(1.01)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive.  The Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.  Subsequent to September 30, 2011 all of the remaining outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were voluntarily converted by the holders into 169,190 shares of Common Stock.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	1,503,500	1,097,543	1,503,500	1,019,500
Convertible debt	412,000	-	412,000	-
Common stock warrants	4,210,074	1,619,800	4,210,074	1,619,800
Preferred stock warrants	-	940,550	-	940,550
Convertible preferred stock:
Series A Convertible Preferred	155,710	2,621,350	155,710	2,621,350
Series B Convertible Preferred	13,480	887,110	13,480	887,110
Series C Convertible Preferred	880,980	-	880,980	-
	7,175,744	7,166,353	7,175,744	7,088,310

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

Warrant Derivative Liability

The Series C warrants are measured at fair value and liability-classified because the Series C warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”).  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$591,904 to the total warrants issued. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.  This down-round protection expires either 12 or 24 months subsequent to the issuance of the Series C Units, depending on the amount of additional capital raised by the Company.

The assumptions for the Black-Scholes pricing model are represented in the table below for the warrants issued in both tranches reflected on a per share common stock equivalent basis.

			Warrants revalued at September 30, 2011
Assumptions	April 8, 2011	June 20, 2011	April 8, 2011	June 20, 2011
Expected life (in months)	36.0	36.0	30.0	33.0
Expected volatility	118.5%	118.5%	96.2%	96.1%
Risk-free interest rate	0.625%	0.625%	0.5%	0.5%
Exercise price	$2.13	$2.13	$2.13	$2.13
Fair value per warrant	$0.70	$0.62	$0.31	$0.34

The assumptions for the warrants issued to the investment banker show the range of values for both tranches.  The investment banker received two sets of warrants in each tranche with half of the warrants assigned a different exercise price.

	Investment Banker Warrants
	April 8, 2011		June 20, 2011
Assumptions	$1.50	$2.38	$1.50	$2.38
Expected life (in months)	60.0	60.0	60.0	60.0
Expected volatility	99.1%	99.1%	99.9%	99.9%
Risk-free interest rate	1.500%	1.500%	1.500%	1.500%
Exercise price	$1.50	$2.38	$1.50	$2.38
Fair value per warrant	$0.83	$0.75	$0.74	$0.67

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense of $32,520 and $82,373 for the three months ended September 30, 2011 and 2010, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended September 30,
	2011	2010
Research and development	$11,609	$15,293
Selling and marketing	6,452	21,613
General and administrative	14,459	45,467
Total stock-based compensation expense	$32,520	$82,373

We recognized stock-based compensation expense of $113,689 and $227,476 for the nine months ended September 30, 2011 and 2010, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Nine Months Ended September 30,
	2011	2010
Research and development	$36,951	$56,200
Selling and marketing	40,192	56,155
General and administrative	36,546	115,121
Total stock-based compensation expense	$113,689	$227,476

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

As of September 30, 2011, the Company’s warrant derivative liability is considered a level 3 item, see “Warrant Derivative Liability” within this section.

Advertising

Advertising costs are expensed as incurred.  During the nine months ended September 30, 2011, we did not incur significant advertising expenses but in the same period last year, we incurred $23,545 in advertising expenses.

Rent Expense

Rental costs are expensed as incurred.  During the nine months ended September 30, 2011 and 2010, we incurred $103,248 and $106,373, respectively, in rent expense for the use of our corporate office and research and development facilities.

4)	Commitments and Contingencies

Operating Leases

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We renewed the lease until August 31, 2011 with no increase in the monthly payment and are negotiating an extension of the lease.  We are currently paying approximately $6,500 per month on a month-to-month basis for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We pay $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended September 30, 2011 and 2010, we incurred $7,350 and $7,752, respectively, in royalty expense associated with our obligation to BMA.  During the nine months ended September 30, 2011 and 2010, we incurred $18,962 and $25,173, respectively, in royalty expense associated with our obligation to BMA.

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

Severance and Change of Control Agreements

Each of our executive officers is entitled to receive a severance payment if terminated by the Company without cause.  The severance benefits would include a payment in an amount equal to one year of each executive officer’s annualized base salary compensation plus accrued paid time off.  Additionally, each executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.  The total commitment related to these agreements in the aggregate is approximately $0.9 million, of which $83,500 is accrued as personal time off within accrued compensation.

Each of our executive officers, other than Mr. Richard T. Schumacher, our President and Chief Executive Officer, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company.  In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.  The total commitment related to these agreements in the aggregate is approximately $1.2 million, of which $83,500 is accrued as personal time off within accrued compensation.

Placement Agent Agreement

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 with a maturity date of May 4, 2011.  The promissory note is interest free, provided that, if the Company does not repay the principal amount on or before the maturity date, it will accrue interest at a rate of  18% per annum.

5)	Stockholders’ Equity

Preferred Stock

In 1996, our Board of Directors authorized the issuance of 1,000,000 shares of preferred stock with a par value of $0.01.  As of September 30, 2011, 20,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock, none of which were issued and outstanding, 313,960 shares of preferred stock have been designated as Series A Convertible Preferred Stock, par value $0.01 per share (“Series A Convertible Preferred Stock”), of which 15,571 shares were issued and outstanding, 279,256 shares of preferred stock have been designated as Series B Convertible Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), of which 1,348 shares were issued and outstanding and 303,125 shares of preferred stock have been designated as Series C Convertible Preferred Stock, par value $0.01 per share (“Series C Convertible Preferred Stock”), of which 88,098 shares were issued and outstanding.

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

As a result of the issuance of Common Stock in connection with dividends paid on the Series A Preferred Stock and the Series B Preferred Stock, the exercise price of the 30-Month Common Stock Warrants has been adjusted from $2.00 to $1.74 in accordance with the terms of the 30-Month Common Stock Purchase Warrants.

On or about August 10, 2011, holders of 30-Month Common Stock Warrants to purchase 1,569,800 shares of Common Stock entered into an amendment to the 30-Month Common Stock Warrants which extended the expiration date of the warrants to August 11, 2012.  On or about September 30, 2011, 30-Month Common Stock Warrants to purchase 1,556,750 shares of Common Stock were further amended to reduce the exercise price from $1.74 to $0.90 and to extend the term until August 12, 2016 and, with respect to affiliates, August 12, 2015.  A 30-Month Common Stock Warrant to purchase 13,050 shares of Common Stock was not amended and continues to have an exercise price of $1.74 per share, with a term expiring on August 11, 2012.

The proceeds from the sale of each Series A Unit was allocated between the Series A Convertible Preferred Stock, the 15-Month Series A Preferred Stock Warrant and the 30-Month Common Stock Warrant based on the relative estimated fair value of each security.  The estimated fair value of the warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $882,253 to the total warrants issued.  The allocation of the gross proceeds to the Series A Convertible Preferred Stock was $923,017.  In accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $489,803 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $489,803 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series A Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on February 12, 2009 issuable upon conversion of the Series A Convertible Preferred Stock from the fair market value of the Series A Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series A Convertible Preferred Stock and warrants.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On or about September 30, 2011, all but 15,571 shares of the outstanding shares of Series A Convertible Preferred Stock were voluntarily converted.  Subsequent to September 30, 2011, the remaining 15,571 shares of Series A Convertible Preferred Stock were voluntarily converted.  The Company has no obligation or intention to issue any more shares of Series A Convertible Preferred Stock.

Each share of Series A Convertible Preferred Stock received a cumulative dividend at the rate of 5% per annum of the Series A Purchase Price, payable semi-annually on June 30 and December 31, commencing on June 30, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2009).  The Company was permitted to pay dividends in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series A Convertible Preferred Stock were also entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series A Convertible Preferred Stock would have been paid out of the assets of the Company available for distribution to our stockholders before any payment was paid to the holders of common stock, an amount per share equal to the Series A Purchase Price, plus accrued and unpaid dividends.  The Series A Convertible Preferred Stock would have been treated on an equivalent basis with the holders of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for each of the dividend payment dates through September 30, 2011.

Each share of Series A Convertible Preferred Stock was convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series A Conversion Ratio”). Unless waived under certain circumstances by the holder of Series A Convertible Preferred Stock, such holder’s shares of Series A Convertible Preferred Stock could not have been converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.  Each share of Series A Convertible Preferred Stock would have been automatically converted into shares of common stock at the Series A Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the Series A Private Placement, the common stock traded on the NASDAQ Capital Market (or other primary trading market or exchange on which the common stock was then traded) at a price equal to $4.00 for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to $2.30 with aggregate gross proceeds to the Company of not less than $10 million.

The holders of Series A Convertible Preferred Stock were not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except that the holders of Series A Convertible Preferred Stock would have been entitled to vote separately as a class on any matters that would amend, alter or repeal any provision of our Restated Articles of Organization, as amended, in a manner that adversely affects the powers, preferences or rights of the Series A Convertible Preferred Stock and such holders would have been entitled to vote on any matters required by law.

At any time after February 11, 2014, upon 30 days written notice, we would have had the right to redeem the outstanding shares of Series A Convertible Preferred Stock at a price equal to the Series A Purchase Price, plus all accrued and unpaid dividends thereon.  The redemption price could have also been paid in two annual installments.

On or about September 30, 2011, 46 of the 47 holders of both the outstanding Series A Convertible Preferred Stock and Series A 30-Month Common Stock Purchase Warrants, issued in the Series A Convertible Preferred Stock financing completed by the Company in February 2009, voluntarily converted an aggregate of 247,187 shares of Series A Preferred Stock into 2,471,870 shares of the Company’s Common Stock.

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

The 15-Month Series A Preferred Stock Warrants had an exercise price equal to $12.50 per share, with a term expiring on May 12, 2010.  Each of the 15-Month Series A Preferred Stock Warrants were exercised in connection with the warrant call and, therefore, there are no longer any 15-Month Series A Preferred Stock Warrants outstanding.  The amended 30-Month Common Stock Warrants have an exercise price equal to $0.90 per share, with a term expiring on August 12, 2016 (August 12, 2015 for Affiliates). Unless waived under certain circumstances by the holder of the 30-Month Common Stock Warrant, such holder’s 30-Month Common Stock Warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.  Each of the 15-Month Series

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A Preferred Stock Warrants permitted, and each of the 30-Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” as defined in the applicable Securities Purchase Agreement of the Company.

The warrant exercise price and/or number of shares issuable upon exercise of the applicable warrant were subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrants.  The 30-Month Common Stock Warrants that were amended as described above, no longer provide for adjustment to the exercise price and/or number of shares issuable upon exercise of the applicable warrant for stock dividends..

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

Series B Convertible Preferred Stock

On November 18, 2009, we sold an aggregate of 62,039 units (the “Series B Units”) for a purchase price of $18.80 per unit (the “Series B Purchase Price”), resulting in gross proceeds to us of $1,166,333.  This was the first tranche of a $2.5 million private placement.  The second tranche closed on March 18, 2010 for the sale of 26,672 Series B Units with gross proceeds of $501,434 (collectively the two tranches are referred to as the “Series B Private Placement”).  Each Series B Unit consisted of (i) one share of Series B Convertible Preferred Stock convertible into 10 shares of our common stock and (ii) a warrant to purchase one share of Series B Convertible Preferred Stock at an exercise price equal to $23.80 per share for warrants issued in November 2009 and at an exercise price of $28.80 for warrants issued in March 2010, in each case with a term expiring on August 11, 2011 (the “Series B Warrant”).

In connection with the Series B Private Placements, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, expiring August 11, 2012.

On or about August 10, 2011. holders of the Series B Warrants  to purchase 887,110 shares of Common Stock entered into an amendment to the Series B Warrants which extended the expiration date of the Series B Warrants to August 11, 2012 and provided that they would be issuable for the equivalent number of shares of Common Stock at a proportionate exercise price.  On or about September 30, 2011, Series B Warrants to purchase 887,110 shares of Common Stock were further amended to reduce the exercise price from $2.38 to $1.43, for Series B Warrants issued in November 2009, and from $2.88 to $1.75, for Series B Warrants issued in March 2010 and to extend the term of the Series B Warrants until August 12, 2016 and, with respect to affiliates, until August 12, 2015.  All of the Series B Warrants are no longer exercisable for shares of Preferred Stock.

The proceeds from the sale of each Series B Unit were allocated between the Series B Convertible Preferred Stock and the Series B Warrant based on the relative estimated fair value of each security.  The estimated fair value of the Series B Warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $592,685 to the total warrants issued for both

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tranches.  The allocation of the gross proceeds to the Series B Convertible Preferred Stock was $1,075,083 for both tranches.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $294,838 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the Series B Convertible Preferred Stock and Series B Warrants issued in both tranches.  The $294,838 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series B Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock issuable upon conversion of the Series B Convertible Preferred Stock on the date of the respective closing from the fair market value of the Series B Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series B Convertible Preferred Stock and Series B Warrants.

On or about September 30, 2011, all of the outstanding shares of Series B Convertible Preferred Stock were voluntarily converted into shares of Common Stock.

Each share of Series B Convertible Preferred Stock received a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  The Company was permitted to pay dividends in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock were also entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series B Convertible Preferred Stock would have been paid out of the assets of the Company available for distribution to our stockholders before any payment was paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock would have been treated on an equivalent basis with the holders of the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the dividends payable with respect to December 31, 2009 and the June 30, 2010 (to the holders of Series B Convertible Preferred Stock issued in November 2009).  The Board approved the method of payment in the form of cash for the dividends payable with respect to June 30, 2010 (to the holders of Series B Convertible Preferred Stock issued in March 2010), December 31, 2010 and for all dividends accrued through September 30, 2011.

Each share of Series B Convertible Preferred Stock was convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series B Conversion Ratio”).  Each share of Series B Convertible Preferred Stock would have been automatically converted into shares of common stock at the Series B Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the applicable tranche of the Series B Private Placement, the common stock traded on the NASDAQ Capital Market (or other primary trading market or exchange on which the common stock was then traded) at a price equal $5.64 for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to $5.64, with aggregate gross proceeds to the Company of not less than $10 million.  Unless waived under certain circumstances by the holder of the Series B Convertible Preferred Stock, such holder’s Series B Convertible Preferred Stock could not have been converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The holders of Series B Convertible Preferred Stock were not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except that the holders of Series B Convertible Preferred Stock would have been entitled to vote separately as a class on any matters that would amend, alter or repeal any provision of our Restated Articles of Organization, as amended, in a manner that adversely affects the powers, preferences or rights of the Series B Convertible Preferred Stock and such holders would have also been entitled to vote on any matters required by law.

At any time after February 12, 2014, upon 30 days written notice, we would have had the right to redeem the outstanding shares of Series B Convertible Preferred Stock at a price equal to the Series B Purchase Price, plus all accrued and unpaid dividends thereon.  The redemption price would have been payable in two annual installments.  The Series B Convertible Preferred Stock, the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock would have been treated on an equivalent basis with respect to payments made in connection with redemption.

Series B Warrants

The Series B Warrants issued in November 2009 originally had an exercise price equal to $23.80 and the Series B Warrants issued in March 2010 originally had an exercise price equal to $28.80, in each case with a term expiring on August 11, 2011.  The Series B Warrants currently have an exercise price of $1.43 for Series B Warrants issued in November 2009, and $1.75 for Series B Warrants issued in March 2010, in each case with a term expiring on August 12, 2016 and, with respect to affiliates, August 12, 2015.  The

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Warrants are currently exercisable for shares of Common Stock.  The Series B Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the Series B Warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The Series B Warrant exercise price and/or number of shares issuable upon exercise of the Series B Warrant will be subject to adjustment for stock splits or similar capital reorganizations, as set forth in the Series B Warrants, as amended.

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

We engaged an investment banker (the “Investment Banker”) to assist with the Series C Private Placement.  The Company paid the Investment Banker a cash retainer fee of $50,000 and issued a warrant to the Investment Banker to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share.  In connection with the Series C Private Placement, we paid the Investment Banker a fee of (i) approximately $66,000 cash, (ii) an expense allowance of approximately $16,500, (iii) a warrant to purchase 61,638

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of Common Stock exercisable at a purchase price of $1.50, and (iv) a warrant to purchase 61,638 shares of Common Stock exercisable at a purchase price of $2.38.

The proceeds from the sale of each Series C Unit was allocated between the Series C Convertible Preferred Stock and the Series C Warrants based on the relative estimated fair value of each security.  The estimated fair value of the Series C Warrants was determined using the Black-Scholes formula, resulting in an allocation of the gross proceeds of $591,904 to the total warrants issued.  The allocation of the gross proceeds to the Series C Convertible Preferred Stock was $509,303.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $181,907 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $181,907 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series C Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on April 7 and June 20 issuable upon conversion of the Series C Convertible Preferred Stock from the fair market value of the Series C Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series C Convertible Preferred Stock and warrants.  The warrants are recorded as a liability.  See Note 3 “Warrant Derivative Liability”.

Each share of Series C Convertible Preferred Stock will receive a cumulative dividend at the rate of 5% per annum of the respective tranche purchase price, payable semi-annually on June 30 and December 31, commencing on June 30, 2011 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and June 30, 2011).  Dividends may be paid in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series C Convertible Preferred Stock also are entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series C Convertible Preferred Stock will be paid out of the assets of the Company available for distribution to our stockholders before any payment shall be paid to the holders of common stock, an amount per share equal to the Series C Purchase Price, plus accrued and unpaid dividends.  Prior to the conversion of all of the outstanding shares of Series A Convertible Prefrred Stock and Series B Convertible Preferred Stock, the Series C Convertible Preferred Stock will be treated on an equivalent basis with the Series A Convertible Preferred Stock and Series C Preferred Stock with respect to payments made in connection with a liquidation.  The dividend payable with respect to June 30, 2011 is payable in cash.

Each share of Series C Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series C Conversion Ratio”).  Each share of Series C Convertible Preferred Stock will automatically be converted into shares of common stock at the Series C Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the applicable tranche of the Series C Private Placement, the common stock trades on the NASDAQ Capital Market (or other primary trading market or exchange on which the common stock is then traded) at a price equal to three-tenths of the Series C Unit purchase price for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to at least three-tenths of the Series C Unit purchase price, with aggregate gross proceeds to the Company of not less than $10 million.  Unless waived under certain circumstances by the holder of the Series C Convertible Preferred Stock, such holder’s Series C Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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

If we consummate an equity financing (other than the exercise of employee stock options under the Company’s stock option plans, the Series C Private Placement or the exercise of any Series C Warrants, or the exercise or conversion of any currently outstanding Common Stock equivalents) within twelve months after the initial Closing and the gross proceeds to the Company from the sale of the Units are less than $4 million, then each holder of Series C Units may exchange all, but not less than all, of his, her or its Series C Units for the equity securities issued in such next financing and shall become subject to the terms and conditions of such next financing; provided that the exchange of the purchaser’s Series C Units for next financing securities is permitted under the rules and regulations of the NASDAQ Trading Market then in effect.  The number of next financing securities into which a purchaser’s Series C Units may be exchanged shall be determined by dividing (a) the aggregate per unit purchase price at which the Series C Units being exchanged were issued, by (b) the price per next financing security at which such securities were issued in the next financing.  The requisite holders of the Series C Units waived such right with respect to the Company’s recently completed equity financing.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At any time after February 12, 2014, upon 30 days written notice, we have the right to redeem the outstanding shares of Series C Convertible Preferred Stock at a price equal to the Series C Unit purchase price, plus all accrued and unpaid dividends thereon.  The redemption price may be paid in two annual installments.  All holders of Series A, B, and C Convertible Preferred Stock will be treated on an equivalent basis with respect to payments made in connection with redemption.

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

Subject to the terms and conditions of the Series C Warrants, the Company has the right to call for cancellation the Series C Warrants if the volume weighted average price of our common stock on the NASDAQ Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds two times the per common share exercise price for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

Shareholders Rights Plan

On March 3, 2003, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) and declared a distribution of one Right for each outstanding share of our common stock to shareholders of record at the close of business on March 21, 2003 (the “Rights”).  Initially, the Rights will trade automatically with the common stock and separate Right Certificates will not be issued.  The Rights Plan is designed to deter coercive or unfair takeover tactics and to ensure that all of our shareholders receive fair and equal treatment in the event of an unsolicited attempt to acquire the Company.  The Rights will expire on February 27, 2013 unless earlier redeemed or exchanged.  Each Right entitles the registered holder, subject to the terms of a Rights Agreement, as amended, to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a purchase price of $45.00 per one one-thousandth of a share, subject to adjustment. In general, the Rights will not be exercisable until a subsequent distribution date which will only occur if a person or group acquires beneficial ownership of 15% or more of our common stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of the common stock. With respect to any person or group who currently beneficially owns 15% or more of our common stock, the Rights will not become exercisable unless and until such person or group acquires beneficial ownership of additional shares of common stock.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2011, options to acquire 1,340,500 shares were outstanding under the Plan with 399,500 shares available for future grant under the Plan.  As of September 30, 2011, options to acquire 163,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

As of September 30, 2011, 1,569,800 of the 30-Month Common Stock Warrants were outstanding.  Series B Warrants to purchase 88,711 shares of Common Stock and 5,344 shares of Series B Convertible Preferred Stock, which includes warrants given to our placement agent, were outstanding.  On March 31, 2010, we issued warrants to an investor relations firm to purchase 50,000 shares of our common stock at an exercise price equal to $3.00 per share, with a term expiring on August 11, 2012, in exchange for consulting services provided to us by such firm.

The following tables summarize information concerning common stock issuable upon the exercise of outstanding stock options and warrants to acquire either common stock or preferred stock convertible into common stock, all on a common stock equivalent basis:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2009	1,564,500	$2.52	3,806,640	$1.77	5,371,140	4,905,152
Granted	60,000	1.43	404,510	$2.88	464,510
Exercised	(18,897)	1.07	(1,529,800)	1.25	(1,548,697)
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 12/31/2010	1,605,603	$2.49	2,681,350	$2.24	4,286,953	4,114,792
Granted	175,000	1.01	1,528,724	1.66	1,751,742
Exercised	(41,103)	1.07	-	-	(41,103)
Expired	(146,000)	2.72	-	-	(146,000)
Forfeited	(90,000)	2.52	-	-	(90,000)
Balance outstanding, 9/30/2011	1,503,500	$2.34	4,210,074	$1.42	5,713,574	5,546,908

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life	Exercise Price	Number of Options	Remaining Contractual Life	Exercise Price
$0.77	-	$2.70	738,000	7.5	$1.12	571,334	6.8	$1.14
2.71	-	3.08	299,500	3.4	2.93	299,500	3.4	2.94
3.09	-	3.95	302,000	4.7	3.67	302,000	4.7	3.67
3.96	-	5.93	164,000	5.3	4.27	164,000	5.3	4.27
$0.77	-	$5.93	1,503,500	5.9	$2.34	1,336,834	5.4	$2.50

We granted 175,000 employee stock options during the nine months ended September 30, 2011 but we did not grant any during the same period in 2010.

As of September 30, 2011, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $105,863.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $8,273 for the fourth quarter of 2011, $31,277 in 2012, $27,385 in 2013 and $24,050 in 2014.  The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 is approximately $20,000.

Convertible Debt

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2011, we received loans in the aggregate amount of $412,000 from five individuals.  The loans were made pursuant to Promissory Notes (the “Notes”) with a term of six months, which may be extended with mutual consent of the parties.  The interest rate under the Notes is 20% per annum.  The Notes may be repaid, at the election of the respective lender (i) in cash, (ii) by conversion into that number of securities issued in the next financing completed by the Company having an aggregate purchase price equal to the then outstanding principal amount of the Note, together with any accrued and unpaid interest due at the time of conversion or (iii) conversion into shares of unregistered Common Stock of the Company at a conversion price of $1.00 per share.

Each of the lenders received warrants to purchase Common Stock as follows:

In connection with a loan received on August 3, 2011, we issued warrants to the lender to purchase 26,315 shares of the Company’s Common Stock, at an exercise price of $0.76 per share, and warrants to purchase 211,765 shares of the Company’s Common Stock, at an exercise price of $0.85 per share, both sets of warrants expire on August 3, 2014.

In connection with a loan received on September 7, 2011 from Richard T. Schumacher, the Company’s Chief Executive Officer, we issued warrants to Mr. Schumacher to purchase 12,048 shares of the Company’s Common Stock, at an exercise price of $0.83 per share, and warrants to purchase 105,882 shares of the Company’s Common Stock, at an exercise price of $0.85 per share, both sets of Warrants expire on September 7, 2014.

In connection with loans received on September 29, 2011, we also issued warrants to the lenders to purchase an aggregate 131,766 shares of the Common Stock, at an exercise price of $0.85 per share, expiring on September 29, 2014.

ASC 470-20 states that the proceeds from the issuance of debt with detachable stock warrants should be allocated between the debt and warrants on the basis of their relative fair market values.  The relative fair value of the warrants was calculated to be $155,035 and was recorded to debt discount against the total debt balance of $412,000.  The debt discount will be amortized to interest expense over the six-month term of these loans.  The assumptions for the Black-Scholes pricing model are represented in the table below for the warrants issued with these loans reflected on a per share common stock equivalent basis.

Assumptions	August 3, 2011	August 3, 2011	September 7, 2011	September 7, 2011	September 29, 2011
Expected life (in months)	36.0	36.0	36.0	36.0	36.0
Expected volatility	97.5%	97.5%	97.5%	97.5%	97.5%
Risk-free interest rate	2.000%	2.000%	2.000%	2.000%	2.000%
Exercise price	$0.76	$0.85	$0.83	$0.85	$0.85
Fair value per warrant	$0.47	$0.52	$0.51	$0.52	$0.52

Amendment No. 1 to 30-Month Common Stock Warrants and Series B Warrants

The Company has calculated the fair value of the 30-Month Common Stock Warrants and  Series B Preferred Stock Purchase Warrant amended on or about August 10, 2011, as described above using the Black-Scholes model with the below assumptions.

Assumptions	Series A	Series B Nov 09 tranche	Series B Mar 10 tranche
Expected life (in months)	12	12	12
Expected volatility	85.59%	85.59%	85.59%
Risk-free interest rate	0.12%	0.12%	0.12%
Exercise price	$2.00	$2.38	$2.88
Fair value per warrant	$0.08	$0.06	$0.04

The Company has determined that, in each case, the fair value of the amended warrants actually decreased as compared to the fair value of the original warrants as a result of the applicable modifications, as further described below:

A total of 1,569,800 original 30-Month Common Stock Warrants with a maturity date of August 11, 2011 were amended to provide for a maturity date of August 12, 2012; and a total of 887,110 original Series B Warrants with a maturity date of August 11, 2011 were amended to provide for a maturity date of August 12, 2012.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result:

the aggregate fair value of the 1,569,800 original 30-Month Common Stock Warrants with a maturity date of August 11, 2011, amended to provide for a maturity date of August 12, 2012, decreased from $641,452 to $125,050; and the aggregate fair value of the 887,110 original Series B Warrants with a maturity date of August 11, 2011, amended to provide for a maturity date of August 12, 2012, decreased from $752,978 to $46,103.

We did not record any incremental value for these modifications because of the decrease in the fair value.

Amendment No. 2 to 30-Month Common Stock Warrants and Series B Warrants

The Company has calculated the fair value of the 30-Month Common Stock Warrants and  Series B Preferred Stock Purchase Warrant amended on or about September 30, 2011, as described above, using the Black-Scholes model with the below assumptions.

Assumptions	Series A	Series A (Affiliates)	Series B Nov 09 tranche	Series B Mar 10 tranche
Expected life (in months)	48	36	48	48
Expected volatility	111.19%	120.47%	111.19%	111.19%
Risk-free interest rate	1.00%	1.00%	1.00%	1.00%
Exercise price	$0.90	$0.90	$1.43	$1.75
Fair value per warrant	$0.65	$0.62	$0.59	$0.56

The Company has determined that, in the case of the Series B Warrant Amendment, the fair value of the amended warrants actually decreased as compared to the fair value of the original warrants as a result of the applicable modifications, as further described below:
A total of 1,513,180 original 30-Month Common Stock Warrants with a maturity date of August 12, 2012 were amended to provide for a maturity date of August 12, 2016 (August 12, 2015 for Affiliates) and a reduced price of $0.90; and a total of 887,110 original Series B Warrants with a maturity date of August 12, 2012 were amended to provide for a maturity date of August 12, 2016 (August 12, 2015 for Affiliates) and a reduced exercise price of $1.43 for Series B Warrants issued in November 2009, and $1.75 for Series B Warrants issued in March 2010.

As a result:

the aggregate fair value of the 1,513,180 original 30-Month Common Stock Warrants with a maturity date of August 12, 2012, amended to provide for a maturity date of August 12, 2016 (August 12, 2015 for Affiliates) and a reduced price of $0.90, increased from $641,452 to $967,047; and the aggregate fair value of the 887,110 original Series B Warrants with a maturity date of August 12, 2012, amended to provide for a maturity date of August 12, 2016 (August 12, 2015 for Affiliates) and a reduced exercise price of $1.43 for Series B Warrants issued in November 2009, and $1.75 for Series B Warrants issued in March 2010, decreased from $752,978 to $516,767.

We recorded an increased incremental value of $325,595 for the 30-Month Common Stock Warrant modifications but not for the Series B Warrant modifications because of the decrease in the fair value.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

Series D Registered Direct Offering

On November 10, 2011, we completed a registered direct offering, pursuant to which we sold an aggregate of 843 units for a purchase price of $1,000 per unit, resulting in gross proceeds to us of $843,000.  Each unit consists of (i) one share of Series D Convertible Preferred Stock, $0.01 par value per share convertible into 1,538.46 shares of our Common Stock (with the Company having the discretion either to round up to the next whole number of shares of common stock or to pay cash instead of any fraction of a

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share of common stock; no fractional shares of common stock will be issued) (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a five-year warrant to purchase approximately 614 shares of our Common Stock (which number of shares is equal to 39.9% of the purchase pruce of the units divided by $0.65) at a per share exercise price of $0.81 and will be exercisable beginning on or after May 10, 2012 through and including the close of business on May 10, 2017.  The financial statements as of September 30 2011 do not include any adjustments related to this offering except for financing costs incurred during the three-months ended September 30, 2011.

Unregistered Stock Issuances

On October 28, 2011, we issued 32,941 shares of Common Stock to holders of Series A Convertible Preferred Stock in payment of dividends accrued through September 30, 2011.

On November 1, 2011, we issued 15,000 shares of Common Stock to an investor relations firm for payment of services rendered.

We issued 47,955 warrants to purchase shares of our Common Stock in exchange for conversion of Series A Convertible Preferred Stock held by individuals who did not also hold warrants.  These warrants have an exercise price of $0.90 and a maturity date of August 12, 2016.

Investment Banking Agreement

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 with a maturity date of May 4, 2012.  The promissory note is interest free, provided that, if the Company does not repay the principal amount on or before the maturity date, it will accrue interest at a rate of 18% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations until February 2012;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  We qualify all of our forward-looking statements by these cautionary statements.  You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as those set forth below and discussed elsewhere in this Report.  The risks described in our Annual Report on Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Our common stock may be delisted from The NASDAQ Capital Market, which could negatively impact the price of our common stock, liquidity for our stockholders and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Capital Market.  On October 4, 2011, the Company received written notification from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, stating that our common stock is subject to delisting from The NASDAQ Capital Market, pending the Company’s opportunity to request a hearing before a NASDAQ Listing Qualifications Panel.  We had previously received letters from NASDAQ on April 13, 2011, advising us that our stockholders’ equity for the year ended December 31, 2010 had fallen below the minimum requirement for continued inclusion on The NASDAQ Capital Market and on August 15, 2011, advising us that, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market.  We have requested a hearing before the NASDAQ Listing Qualifications Panel, which is scheduled for November 17, 2011.  The request for a hearing stays any action with respect to the determination letter and allows us to continue listing our shares of common stock on The NASDAQ Capital Market until a decision is rendered by The NASDAQ Listing Qualifications Panel subsequent to the hearing.

If NASDAQ does not accept our plan to bring the Company into compliance with the stockholders’ equity listing standard, if we fail to come into compliance with the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market or if we fail to comply with any other listing standards applicable to issuers listed on The NASDAQ Capital Market, our common stock will be delisted from The NASDAQ Capital Market.

Upon delisting from The NASDAQ Capital Market, our common stock would be traded on the over-the-counter bulletin board, or OTC.  OTC transactions involve risks in addition to those associated with transactions in securities traded on The NASDAQ Capital Market.  Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks.  Accordingly, delisting from The NASDAQ Capital Market could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional funds.

OVERVIEW

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell, along with associated consumables to life sciences companies, academic institutions and government agencies.  There are currently 131 customers who have purchased or currently lease our enabling platform.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2011, we had working capital resources of approximately $195,000, which excludes the warrant liability of $284,437.  Based on our current projections, including equity financing subsequent to September 30, 2011, we believe our current cash resources will enable us to extend our cash resources until February 2012.

We will need substantial additional capital to fund our operations in periods beyond February 2012.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 203 Barocycler instruments, of which 131 have been purchased or are currently being leased by our customers.  Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and distribution partners in foreign countries.

	2005	2006	2007	2008	2009	2010	YTD 2011
Installed units	5	8	20	41	54	50	25

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 and 2010

Total Revenue

We recognized total revenue of $280,422 for the three months ended September 30, 2011 as compared to $372,103 during the three months ended September 30, 2010.  This decrease in total revenue was primarily due to a decrease in grant related activities.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $217,734 for the three months ended September 30, 2011 as compared to $194,730 during the three months ended September 30, 2010.  We recorded eight PCT installations for the three months ended September 30, 2011 compared to fifteen for the same period in 2010.  Revenue from the sale of PCT consumables stayed steady at approximately $21,000 for both periods ended September 30, 2011 and 2010.

Although we had fewer PCT installations in the current period, the previous period’s revenue was lower due to deeply discounted units sold to a distributor and sold as demonstration units offset by more active lease arrangements in the prior period.  We generated new revenue in the current period from our SG3 Shredder product launch.

 Our domestic and foreign installations of PCT Systems are set forth in the table below:

	For the Three Months Ended
	September 30,
	2011	2010
Domestic	8	14
International	-	1
Total PCT System Installations	8	15

Grant Revenue.  During the three months ended September 30, 2011 and 2010, we recorded $62,688 and $177,373 of grant revenue, respectively.  We started work this quarter on a Phase I grant received from the National Institutes of Health, or NIH, and a Phase II grant received from the Department of Defense, or DOD.  During the prior quarter, we spent significant time with our collaborative partner on the SBIR Phase II grant previously granted to us.

Cost of PCT Products and Services

The cost of PCT products and services was $93,610 for the three months ended September 30, 2011 compared to $86,285 for the comparable period in 2010.  Our gross profit margin on PCT products and services increased slightly to 54% for the three months ended September 30, 2011, as compared to 53% for the prior period.  The increase in the cost of PCT products and improved profit margin are from the sales of our SG3 Shredder kits launched last quarter that have a higher profit margin.

Research and Development

Research and development expenditures were $248,188 during the three months ended September 30, 2011 as compared to $382,054 in the same period in 2010.  This decrease resulted primarily from the full vesting of a significant number of employee stock options and discontinued research by a collaborative partner funded by us through the SBIR Phase II grant, which was completed in 2010.

Research and development expense recognized in the three months ended September 30, 2011 and 2010 included $11,609 and $15,293 of non-cash, stock-based compensation expense, respectively.  We granted stock options this quarter.

Selling and Marketing

Selling and marketing expenses decreased to $193,975 for the three months ended September 30, 2011 from $313,412 for the comparable period in 2010.  This decrease was primarily due to the full vesting of a significant number of employee stock options, reduced marketing activities and employee cost savings from the departure of our Vice President of Sales.

During the three months ended September 30, 2011 and 2010, selling and marketing expense included $6,452 and $21,613 of non-cash, stock-based compensation expense, respectively.  This was primarily due to a significant number of employee options becoming fully vested in the first half of 2011 with no further expensing offset by stock options granted in the current quarter.

General and Administrative

General and administrative costs totaled $490,460 for the three months ended September 30, 2011 as compared to $432,939 for the comparable period in 2010.  This increase was primarily from additional audit and legal work associated with corporate transactions.

During the three months ended September 30, 2011 and 2010, general and administrative expense included $14,459 and $45,467 of non-cash, stock-based compensation expense, respectively.  This decrease was primarily due to a significant number of employee options becoming fully vested in the first half of 2011 with no further expensing offset by stock options awarded in the current quarter.  However, a new board member received 25,000 stock options this quarter as part of his compensation as a board member.

Operating Loss

Our operating loss was $745,811 for the three months ended September 30, 2011 as compared to $842,587 for the comparable period in 2010.  The decreased operating loss resulted primarily for the reasons noted above.

Interest (expense) income

We recorded $8,013 of interest expense for the three months ended September 30, 2011 related to our short-term loans.  We also amortized approximately $31,000 of imputed interest against the debt discount on these short-term loans.

Change in fair value of warrant derivative liability

During the three months ended September 30, 2011, we recorded non-cash income of $223,446 for warrant revaluation expense in our statements of operations due to a decrease in the fair value of the warrant liability related to the Series C Private Placement.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to June 20, 2011 or April 8, 2011, depending on the tranche.

Income Taxes

In the three months ended September 30, 2010, we recorded a tax benefit of $244,479 related to a tax credit, payable in cash, enacted in 2010 for qualifying research expenditures deducted in 2009.  This tax credit was paid in November 2010, and reduced our tax loss carry forward for federal income tax purposes by $488,958.  There was no tax consequence in the current quarter of 2011.

Net Loss

During the three months ended September 30, 2011, we recorded a net loss applicable to common shareholders of $953,846 or $(0.15) per share, as compared to $692,875 or $(0.26) per share in the three months ended September 30, 2010.  We recorded a deemed dividend of $325,595 in connection with warrant modifications done in the current quarter.

Nine Months Ended September 30, 2011 and 2010

Total Revenue

We recognized total revenue of $651,751 for the nine months ended September 30, 2011 as compared to $1,065,020 during the nine months ended September 30, 2010.  This decrease in total revenue was due to a lower number of PCT instrument installations during the nine month period ended September 30, 2011 versus the same period in 2010.  The primary reasons for the decrease in Barocycler installations and the reduction in grant revenue are described below.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $589,063 for the nine months ended September 30, 2011 as compared to $667,262 during the nine months ended September 30, 2010.  We recorded twenty-five PCT installations for the nine months ended September 30, 2011 compared to thirty-seven for the same period in 2010.  Revenue from the sale of PCT consumables was approximately $60,000 for the nine months ended September 30, 2011 compared to approximately $81,000 for the same period in 2010.

The decrease in PCT instrument installations and consumables was due to several factors.  Our Vice President of Sales resigned  in early May 2011.  His responsibilities included direct sales in the New England territory and supervision of the three Sales Directors.  Sales and marketing activities were further limited during the past two quarters of 2011 compared to the same period in 2010 as a result of our limited financial resources.  The decrease in PCT consumable sales was due for the reasons just stated, and also in part to significant purchases of PULSE Tubes (both ND and Shredder) by certain clients during 2010 whose studies ended prior to the second quarter of 2011.

Our domestic and foreign installations of PCT Systems are set forth in the table below:

	For the Nine Months Ended
	September 30,
	2011	2010
Domestic	22	36
International	3	1
Total PCT System Installations	25	37

Grant Revenue.  During the nine months ended September 30, 2011 and 2010, we recorded $62,688 and $397,758 of grant revenue, respectively.  We started work this quarter on a Phase I grant received from the NIH and a Phase II grant received from the DOD.  During the prior period, we spent significant time with our collaborative partner on the SBIR Phase II grant previously granted to us.

Cost of PCT Products and Services

The cost of PCT products and services was $250,835 for the nine months ended September 30, 2011 compared to $300,360 for the comparable period in 2010.  The decrease corresponds to the decrease in PCT installations and sales of accessories and consumables.  Our gross profit margin on PCT products and services stayed steady at 53% for the nine months ended September 30, 2011, as compared to the prior period.

Research and Development

Research and development expenditures were $730,962 during the nine months ended September 30, 2011 as compared to $980,338 in the same period in 2010.  This decrease resulted primarily from the completion of employee stock option vesting and discontinued research by a collaborative partner funded by us through the SBIR Phase II grant, which was completed in 2010.

Research and development expense recognized in the nine months ended September 30, 2011 and 2010 included $36,951 and $56,200 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing offset by employee stock options granted in the current third quarter.

Selling and Marketing

Selling and marketing expenses decreased to $740,358 for the nine months ended September 30, 2011 from $890,265 for the comparable period in 2010.  This decrease was primarily due to full vesting of a significant number of employee stock options, reduced marketing activities and employee cost savings relating to the departure of our Vice President of Sales.

During the nine months ended September 30, 2011 and 2010, selling and marketing expense included $40,192 and $56,155 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing offset by employee stock options granted in the current third quarter.

General and Administrative

General and administrative costs totaled $1,351,303 for the nine months ended September 30, 2011 as compared to $1,445,742 for the comparable period in 2010.  This decrease was primarily due to significant investor relations and patent related activities incurred in the previous period not continuing in the current period in an effort to reduce operating costs.

During the nine months ended September 30, 2011 and 2010, general and administrative expense included $36,546 and $115,121 of non-cash, stock-based compensation expense, respectively.  A significant number of employee options became fully vested in the first quarter of 2011 with no further expensing offset by employee stock options granted in the current third quarter.

Operating Loss

Our operating loss was $2,421,707 for the nine months ended September 30, 2011 as compared to $2,551,685 for the comparable period in 2010.  The decreased operating loss resulted primarily for the reasons noted above.

Interest (expense) income

We recorded $8,013 of interest expense for the nine months ended September 30, 2011 related to our short-term loans.  We also amortized approximately $31,000 of imputed interest against the debt discount on these short-term loans.

Change in fair value of warrant derivative liability

During the nine months ended September 30, 2011, we recorded non-cash income of $307,467 for warrant revaluation expense in our statements of operations due to a decrease in the fair value of the warrant liability related to the Series C Private Placement.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to June 20, 2011 or April 8, 2011, depending on the tranche.

Income Taxes

In the nine months ended September 30, 2010, we recorded a tax benefit of $244,479 related to a tax credit, payable in cash, enacted in 2010 for qualifying research expenditures deducted in 2009.  This tax credit was paid in November 2010, and reduced our tax loss carry forward for federal income tax purposes by $488,958.  There was no tax consequence in the nine months ended September 30, 2011.

Net Loss

During the nine months ended September 30, 2011, we recorded a net loss to common shareholders of $3,092,843 or $(0.50) per share, as compared to $2,714,413 or $(1.01) per share in the nine months ended September 30, 2010.  We recorded $304,823 and $154,389 in the nine months ended September 30, 2011 and 2010, respectively, relating to the beneficial conversion calculation associated with the intrinsic value of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock.  We paid approximately $42,000 in dividends to holders of the Series B Convertible Preferred Stock in the nine months ended September 30, 2011.  We also recorded a deemed dividend of $325,595 in connection with warrant modifications done in the current quarter.

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2011, our working capital position, excluding the warrant derivative liability of $284,437, was $195,054.  As of December 31, 2010, our working capital position was $1,443,765.

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

During the three months ended September 30, 2011, we received loans in the aggregate amount of $412,000 from five individuals.  The loans have a term of six months, which may be extended with mutual consent of the parties.  The interest rate under the promissory notes is 20% per annum.

Our accounts payable were $658,977 as of September 30, 2011, as compared to $234, 568 as of December 31, 2011.  This increase is due to our efforts to conserve cash for use in operating the business.

Based on our current projections, including equity financing completed subsequent to September 30, 2011, we believe our current cash resources will enable us to extend our cash resources until February 2012.

We will need substantial additional capital to fund our operations in periods beyond February 2012.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2011 was $1,529,950 as compared to $2,461,421 for the nine months ended September 30, 2010.  The prior period included accrued legal fees incurred in connection with the Series B financing and the release of our inventory deposits when Barocyclers were built offset by Barocycler sales.

Net cash used in investing activities for the nine months ended September 30, 2011 was $0 as compared to $86,949 for the same period in the prior year.  We purchased tooling and Barocycler equipment for lease arrangements in the prior year.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $1,274,071 as compared to $1,887,142 for the same period in the prior year.  We raised approximately $1.1 million in gross proceeds this year from Series C Private Placement offset by approximately $378,000 in offering costs excluding the issuance of additional warrants to the placement agent.  We also received six-month loans of $412,000 in the current year.  During the same period in the prior year, we closed the second tranche of the Series B Private Placement on March 18, 2010 with the sale of 26,672 Series B Units with net proceeds of $465,867.  Warrants were exercised for a total of $1,421,275 in gross proceeds to the Company in the nine months ended September 30, 2010.

COMMITMENTS AND CONTINGENCIES

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We renewed the lease until August 31, 2011 with no increase in the monthly payment and we are negotiating an extension of the lease.  We currently pay approximately $6,500 per month on a month-to-month basis for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts, pursuant to which we are leasing laboratory and office space on campus at the university.  We are paying $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended September 30, 2011 and 2010, we incurred $7,350 and $7,752, respectively, in royalty expense associated with our obligation to BMA.  During the nine months ended September 30, 2011 and 2010, we incurred $18,962 and $17,281, respectively, in royalty expense associated with our obligation to BMA.

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

Severance and Change of Control Agreements

Each of our executive officers is entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of each executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, each executive officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination. The total commitment related to these agreements in the aggregate is approximately $0.9 million, of which $83,500 is accrued as personal time off within accrued compensation.

Each of our executive officers, other than Mr. Richard T. Schumacher, our President and Chief Executive Officer, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company.  In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The total commitment related to these agreements in the aggregate is approximately $1.2 million, of which $83,500 is accrued as personal time off within accrued compensation.

Investment Banking Agreement

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 with a maturity date of May 4, 2012.  The promissory note is interest free, provided that, if the Company does not repay the principal amount on or before the maturity date, it will accrue interest at a rate of 18% per annum.

RECENT ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update, or “ASU”, No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends existing revenue guidance related to revenue arrangements with multiple deliverables to allow the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company has evaluated the impact this standard will have on its financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 updated section ASC 820-10, Fair Value Measurements and Disclosures, to require a greater level of disaggregated information and more robust disclosure about valuation techniques and inputs to fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measures which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company determined that there is no significant impact to its operations from this guidance because the Company invests in assets considered to be in Level 1 status.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Unregistered Stock Issuances

On October 28, 2011, we issued 32,941 shares of Common Stock to holders of Series A Convertible Preferred Stock in payment of dividends accrued through September 30, 2011.

On November 1, 2011, we issued 15,000 shares of Common Stock to an investor relations firm for payment of services rendered.

We issued 47,955 warrants to purchase shares of our Common Stock in exchange for conversion of Series A Convertible Preferred Stock held by individuals who did not also hold warrants.  These warrants have an exercise price of $0.90 and a maturity date of August 12, 2016.

Investment Banking Agreement

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 with a maturity date of May 4, 2012.  The promissory note is interest free, provided that, if the Company does not repay the principal amount on or before the maturity date, it will accrue interest at a rate of 18% per annum.

ITEM 6. EXHIBITS

Exhibits

4.1*	Form of Warrant Issued to Lenders

4.2*	Form of Promissory Note Issued to Lenders

4.3	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed by the Company on August 11, 2011)

4.4	Amendment No. 1 to 30-Month Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed by the Company on August 11, 2011)

4.5	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed by the Company on October 6, 2011)

4.6	Amendment No. 2 to 30-Month Common Stock Purchase Warrant (incorporated by reference to the Current Report on Form 8-K filed by the Company on October 6, 2011).

31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 14, 2011	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)