Form 10-Q
period 2012-03-31
PRESSURE BIOSCIENCES INC
filed 2012-05-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

☐ Yes      ☒ No
 The number of shares outstanding of the Issuer’s common stock as of May 10, 2012 was 10,356,449.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4. Controls and Procedures	29

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$15,492	$222,775
Accounts receivable, net of allowances of $9,600 at March 31, 2012 and December 31, 2011	203,998	269,237
Inventories	1,021,295	1,069,013
Prepaid income taxes	8,181	4,739
Prepaid expenses and other current assets	269,828	143,591
Total current assets	1,518,794	1,709,355
PROPERTY AND EQUIPMENT, NET	72,006	89,171
OTHER ASSETS
Deposits	6,472	6,472
Intangible assets, net	121,604	133,762
TOTAL ASSETS	$1,718,876	$1,938,760

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,129,515	$890,676
Accrued employee compensation	224,766	180,437
Accrued professional fees and other	270,792	247,738
Deferred revenue	37,358	36,669
Promissory note	150,000	150,000
Convertible debt, net of unamortized discount of $0 at March 31, 2012 and $17,088 as of December 31, 2011	56,139	394,912
Warrant derivative liabilities	478,565	436,553
Total current liabilities	2,347,135	2,336,985
LONG TERM LIABILITIES
Deferred revenue	7,579	10,111
TOTAL LIABILITIES	2,354,714	2,347,096
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series C convertible preferred stock, $.01 par value; 88,098 shares authorized; 88,098 shares issued and outstanding on March 31, 2012 and December 31, 2011 (Liquidation value of $1,101,225)	881	881
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2012 and 743 shares issued and outstanding on December 31, 2011 (Liquidation value of $300,000)	3	7
Common stock, $.01 par value; 20,000,000 shares authorized; 8,499,898 shares issued and outstanding on March 31, 2012 and 6,723,993 shares issued and outstanding on December 31, 2011	84,999	67,240
Warrants to acquire preferred stock and common stock	2,510,504	2,203,101
Additional paid-in capital	14,358,536	13,823,875
Accumulated deficit	(17,590,761)	(16,503,440)
Total stockholders' deficit	(635,838)	(408,336)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,718,876	$1,938,760

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011

Revenue:
PCT products, services, other	$164,772	$180,643
Grant revenue	140,889	-
Total revenue	305,661	180,643

Costs and expenses:
Cost of PCT products and services	78,194	78,929
Research and development	271,611	218,965
Selling and marketing	238,092	303,839
General and administrative	682,346	412,529
Total operating costs and expenses	1,270,243	1,014,262

Operating loss	(964,582)	(833,619)

Other (expense) income:
Interest (expense) income	(56,313)	254
Change in fair value of warrant derivative liability	(42,012)	-
Total other (expense) income	(98,325)	254

Net loss	(1,062,907)	(833,365)
Accrued and deemed dividends on convertible preferred stock	(24,414)	(133,090)
Net loss applicable to common shareholders	$(1,087,321)	$(966,455)

Net loss per share attributable to common stockholders - basic and diluted	$(0.14)	$(0.34)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	7,712,539	2,836,971

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,062,907)	$(833,365)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,323	40,587
Accretion of interest and amortization of debt issue costs	46,159	-
Stock-based compensation expense	8,868	68,966
Amortization of third-party fees paid in restricted common stock	31,950	-
Change in fair value of warrant derivative liability	42,012	-

Changes in operating assets and liabilities:
Accounts receivable	65,239	41,182
Inventories	47,718	(36,214)
Accounts payable	238,839	293,787
Accrued employee compensation	44,329	53,853
Deferred revenue and other accrued expenses	(588)	(84,682)
Prepaid expenses and other current assets	(75,679)	(52,166)
Net cash used in operating activities	(584,737)	(508,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(7,568)
Net cash used in investing activities	-	(7,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	-	43,980
Net proceeds from the issuance of common stock	377,454	-
Net cash provided by financing activities	377,454	43,980

Change in cash and cash equivalents	(207,283)	(471,640)
Cash and cash equivalents, beginning of period	222,775	552,849
Cash and cash equivalents, end of period	$15,492	$81,209

SUPPLEMENTAL INFORMATION:
Income taxes paid	$1,900	$1,900

Non-cash investing and financing activities:
Issuance of common stock dividend on preferred stock	-	76,017
Issuance of common stock for services	85,950	-
Convertible debt exchanged for common stock	387,547	-

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview and Management Plans

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell along with associated consumables and services to life sciences companies, academic institutions and government agencies.  Since we began operations as Pressure BioSciences in February 2005, we have installed 216 Barocycler instruments, of which 138 currently remain installed.  PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable.  The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification.  Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2012, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern.  Based on our current projections, including equity financing completed subsequent to March 31, 2012, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the middle of May 2012.  Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond the middle of May 2012.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)	Interim Financial Reporting

The accompanying unaudited consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission on February 27, 2012.

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell or lease through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors and overseas customers is recognized upon shipment through a common carrier unless installation is specifically requested by the customer. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

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

Our transactions sometimes involve multiple elements (i.e., products and services).  Revenue under multiple element arrangements is recognized in accordance with FASB ASC 605-25 Multiple-Element Arrangements (“ASC 605”).  When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, the Company develops a best estimate of the selling price to separate deliverables and allocates arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation.  If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value of the undelivered elements based on the estimated selling price of the total arrangement.  Fair value is determined based upon the price charged when the element is sold separately. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We provide certain customers with extended service contracts with revenue recognized ratably over the life of the contract.

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocyclers consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011
Raw materials	$190,552	$193,121
Finished goods	830,743	875,892
Total	$1,021,295	$1,069,013

Our finished goods inventory as of March 31, 2012 included 64 Barocycler instruments.  Our finished goods inventory as of December 31, 2011 included 68 Barocycler instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $44,030 relating to Barocycler instruments held under lease or collaboration.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Top Five Customers	81%	55%
Federal Agencies	48%	5%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Top Five Customers	88%	89%
Federal Agencies	44%	42%

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

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued.  For purposes of this calculation, convertible preferred stock, common stock dividends, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to our net loss.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates our computation of loss per share for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss	$(1,062,907)	$(833,365)
Accrued dividend for Preferred Stock	(24,414)	(57,073)
Series A Preferred dividends paid in Common Stock	-	(76,017)
Net loss applicable to common shareholders	$(1,087,321)	$(966,455)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	7,712,539	2,836,971

Loss per common share - basic and diluted	$(0.14)	$(0.34)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss.  The Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.  All of the outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were voluntarily converted in 2011 by the holders into shares of common stock.

	March 31,
	2012	2011
Stock options	1,555,500	1,114,500
Convertible debt	50,000	-
Common stock warrants	5,310,388	1,740,800
Preferred stock warrants	-	940,550
Convertible preferred stock:
Series A Convertible Preferred	-	2,621,350
Series B Convertible Preferred	-	855,090
Series C Convertible Preferred	880,980	-
Series D Convertible Preferred	461,539	-
	8,258,407	7,272,290

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

  Warrant Derivative Liability

The warrants issued in connection with the Series C Convertible Preferred Stock private placement (the “Series C Warrants”) and warrants issued in connection with the registered direct offering of Series D Convertible Preferred Stock (the “Series D Warrants”) are measured at fair value and liability-classified because the Series C Warrants are entitled to certain rights in subsequent financings and the Series D Warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”).  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exception as outlined under ASC 815.  The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds of $583,250 to the total warrants issued in the Series C private placement and $283,725 to the warrants issued in the Series D registered direct offering.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.  The down-round protection for the Series C Warrants expires 12 months subsequent to the issuance of the Series C Units and the down-round protection for the Series D Warrants survives for the life of the Series D Warrants which ends in May 2017.

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which is over four years for options granted in 2012.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense of $8,868 and $68,966 for the three months ended March 31, 2012 and 2011, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2012	2011
Research and development	$2,618	$21,604
Selling and marketing	3,113	31,012
General and administrative	3,137	16,350
Total stock-based compensation expense	$8,868	$68,966

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value.  Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

Fair Value Measurements

The Company adopted the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as of June 30, 2011, as it related to all financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values.  These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that it does not have any financial assets measured at fair value and that its financial liabilities are currently all classified within Level 3 in the fair value hierarchy.

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012.

		Fair value measurements at March 31, 2012 using:
	March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series C Common Stock Purchase Warrants	$172,149	$-	$-	$172,149
Series D Common Stock Purchase Warrants	306,416	-	-	306,416
	$478,565	$-	$-	$478,565

	January 1, 2012	Change in Fair Value	March 31, 2012
Series C Common Stock Purchase Warrants	$205,353	$(33,204)	$172,149
Series D Common Stock Purchase Warrants	231,200	75,216	306,416
	$436,553	$42,012	$478,565

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in both tranches of the Series C private placement reflected on a per share common stock equivalent basis.

			Warrants revalued at March 31, 2012
Assumptions	April 8, 2011	June 20, 2011	April 8, 2011	June 20, 2011
Expected life (in months)	36.0	36.0	24.0	27.0
Expected volatility	118.5%	118.5%	99.6%	99.6%
Risk-free interest rate	0.625%	0.625%	0.25%	0.25%
Exercise price	$2.13	$2.13	$2.13	$2.13
Fair value per warrant	$0.70	$0.62	$0.19	$0.21

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at March 31, 2012
Expected life (in months)	60.0	57.0
Expected volatility	104.5%	111.1%
Risk-free interest rate	0.875%	1.00%
Exercise price	$0.81	$0.74
Fair value per warrant	$0.54	$0.54

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three months ended March 31, 2012 or in the prior year same period.

  Rent Expense

Rental costs are expensed as incurred.  During the three months ended March 31, 2012 and 2011, we incurred $29,400 and $34,416, respectively, in rent expense for the use of our corporate office and research and development facilities.

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

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2012 and 2011, we incurred $5,288 and $5,994, respectively, in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.  Our only obligation for 2011 was a minimum annual royalty payment of $7,500.  Our minimum annual royalty payment for 2012 is $10,000.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc.  Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.  We owe a royalty of approximately $1,200 on qualifying sales through March 31, 2012.

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

Investment Banking Agreement

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 with a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  The Company did not pay the principal of the promissory note on or before May 4, 2012, and, as a result, the Company began accruing interest on the principal amount of the promissory note at a rate of 18% per year commencing on May 5, 2012.

Convertible Debt

Loans in the aggregate amount of $362,000 from four individuals were converted into common stock and warrants in the February 2012 private placement.  Principal and interest of $56,139 remained outstanding as of March 31, 2012.  We paid $43,000 towards the outstanding balance in April 2012.

5)	Stockholders’ Equity

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01.  Of the 1,000,000 shares of preferred stock, 20,000 shares have been designated as Series A Junior Participating Preferred Stock, 313,960 shares have been designated as Series A Convertible Preferred Stock, 279,256 shares have been designated as Series B Convertible Preferred Stock, 88,098 shares have been designated as Series C Convertible Preferred Stock and 850 shares have been designated as Series D Convertible Preferred Stock.  As of March 31, 2012, there were 88,098 shares of Series C Convertible Preferred Stock outstanding and 300 shares of Series D Convertible Preferred Stock issued and outstanding.  443 shares of Series D Convertible Preferred Stock have been converted into 681,538 shares of the Company’s common stock.  As of March 31, 2012, there were no shares of Series A Junior Participating Preferred Stock, Series A Convertible Preferred Stock or Series B Convertible Preferred Stock issued and outstanding.

Series A Convertible Preferred Stock

On February 12, 2009, we completed a private placement, pursuant to which we sold an aggregate of 156,980 units (the “Series A Units”) for a purchase price of $11.50 per unit (the “Series A Purchase Price”), resulting in gross proceeds to us of $1,805,270 (the “Series A Private Placement”).  Each Series A Unit consisted of (i) one share of Series A Convertible Preferred Stock convertible into

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 shares of our common stock, (ii) a warrant to purchase one share of Series A Convertible Preferred Stock at an exercise price equal to $12.50 per share, with a term expiring 15 months after the date of closing (“15-Month Series A Preferred Stock Warrant”); and (iii) a warrant to purchase 10 shares of common stock at an exercise price equal to $2.00 per share, with a term expiring 30 months after the date of closing (the “30-Month Common Stock Warrants”).  We did not pay any placement fees associated with this transaction but the expenses related to the offering totaled approximately $233,000.  All of the 15-Month Series A Preferred Stock Warrants were exercised by April 28, 2010.

On or about August 10, 2011, holders of 30-Month Common Stock Warrants to purchase 1,569,800 shares of Common Stock entered into an amendment to the 30-Month Common Stock Warrants which extended the expiration date of the warrants to August 11, 2012.  On or about September 30, 2011, 30-Month Common Stock Warrants to purchase 1,556,750 shares of Common Stock were further amended to reduce the exercise price from $1.74 to $0.90 and to extend the term until August 12, 2016 and, with respect to affiliates, August 12, 2015.  A 30-Month Common Stock Warrant to purchase 13,050 shares of Common Stock, which was not amended in September 2011, was further adjusted by common stock dividends issued in October 2011 resulting in an exercise price of $1.72 per share, subject to future adjustment, with a term expiring on August 11, 2012.

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

30-Month Common Stock Warrants

The amended 30-Month Common Stock Warrants to purchase 1,556,750 shares of Common Stock have an exercise price equal to $0.90 per share, with a term expiring on August 12, 2016 (August 12, 2015 for Affiliates). A 30-Month Common Stock Warrant to purchase 13,050 shares of Common Stock, which was not amended in September 2011, has an exercise price of $1.72 per share, subject to future adjustment, with a term expiring on August 11, 2012.  Unless waived under certain circumstances by the holder of the 30-Month Common Stock Warrant, such holder’s 30-Month Common Stock Warrants may not be exercised if upon such exercise the holder’s beneficial ownership would exceed certain thresholds.  Each of the 30-Month Common Stock Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an “affiliate” as defined in the applicable Securities Purchase Agreement of the Company.

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

Subject to the terms and conditions of the 30-Month Common Stock Warrant, the Company has the right to call for cancellation the 30-Month Common Stock Warrant if the volume weighted average price for our common stock on the primary trading market or exchange on which our common stock is then traded equals or exceeds $2.80 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On or about September 30, 2011, all of the outstanding shares of Series B Convertible Preferred Stock were voluntarily converted into shares of Common Stock.  The Company has no obligation or intention to issue any more shares of Series B Convertible Preferred Stock.

Each share of Series B Convertible Preferred Stock received a cumulative dividend at the rate of 5% per annum of the Series B Purchase Price, payable semi-annually on June 30 and December 31, commencing on December 31, 2009 (with the first payment being pro-rated based on the number of days occurring between the date of issuance and December 31, 2009).  The Company was permitted to pay dividends in cash or in shares of common stock at our option, subject to certain conditions.  The shares of Series B Convertible Preferred Stock were also entitled to a liquidation preference, such that in the event of any voluntary or involuntary liquidation, dissolution or winding up of our Company, the holders of Series B Convertible Preferred Stock would have been paid out of the assets of the Company available for distribution to our stockholders before any payment was paid to the holders of common stock, an amount per share equal to the Series B Purchase Price, plus accrued and unpaid dividends.  The Series B Convertible Preferred Stock would have been treated on an equivalent basis with the holders of the Series A Convertible Preferred Stock and Series C Convertible Preferred Stock with respect to payments made in connection with a liquidation.  The Board approved the method of payment in the form of common stock for the dividends payable with respect to December 31, 2009 and the June 30, 2010 (to the holders of Series B Convertible Preferred Stock issued in November 2009).  In April 2012, the Company issued 96,966 shares of common stock as the final payment of dividends to Series B holders for accrued dividends through April 3, 2012.

Series B Warrants

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

Subject to the terms and conditions of the Series B Warrants, the Company has the right to call for cancellation of the Series B Warrants if the volume weighted average price of our common stock on the primary trading market or exchange on which our common stock is then traded equals or exceeds $4.70 for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

Series C Convertible Preferred Stock

On April 8, 2011 and April 12, 2011, we completed the first tranche of a private placement, pursuant to which we sold an aggregate of 55,048 units for a purchase price of $15.00 per unit, resulting in gross proceeds to us of $825,720 (the “Series C Private Placement”).  This was the first tranche of the Series C Private Placement.  In connection with the second tranche, the purchase price was reduced to $12.50 per unit and we issued an additional 11,011 units to the purchasers who participated in the first tranche, without any additional gross proceeds to us.  The second tranche closed on June 20, 2011 for the sale of 22,039 Series C Units (as defined below) for a purchase price of $12.50 per unit with gross proceeds of $275,485.  Each unit (“Series C Unit”) consisted of (i) one share of Series C Convertible Preferred Stock, $0.01 par value per share (the “Series C Convertible Preferred Stock”) convertible into 10 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to purchase 10 shares of our Common Stock at a per share exercise price equal to the sum of (i) the Common Stock equivalent of the Series C Purchase Price (ii) plus $0.88 (the “Series C Warrant”).  The Series C Warrants are exercisable until the close of business on the third anniversary of the applicable closing date.

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

The proceeds from the sale of each Series C Unit were allocated between the Series C Convertible Preferred Stock and the Series C Warrants based on the residual method.  The estimated fair value of the Series C Warrants was determined using a binomial formula, resulting in an allocation of the gross proceeds of $583,250 to the total warrants issued.  The allocation of the gross proceeds to the Series C Convertible Preferred Stock was $517,958.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $476,434 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $476,434 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series C Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on April 7 and June 20 issuable upon conversion of the Series C Convertible Preferred Stock from the fair market value of the Series C Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series C Convertible Preferred Stock and warrants.  We used a binomial formula since the warrants have down-round protection and are recorded as a liability.  See “Warrant Derivative Liability” in Note 3.

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

Each share of Series C Convertible Preferred Stock is convertible into 10 shares of common stock at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Series C Conversion Ratio”).  Each share of Series C Convertible Preferred Stock will automatically be converted into shares of common stock at the Series C Conversion Ratio then in effect:  (i) if, after 12 months from the closing of the applicable tranche of the Series C Private Placement, the common stock trades on the primary trading market or exchange on which the common stock is then traded at a price equal to three-tenths of the Series C Unit purchase price for 20 out of 30 consecutive trading days with average daily trading volume of at least 10,000 shares or (ii) upon a registered public offering by the Company at a per share price equal to at least three-tenths of the Series C Unit purchase price, with aggregate gross proceeds to the Company of not less than $10 million.  Unless waived under certain circumstances by the holder of the Series C Convertible Preferred Stock, such holder’s Series C Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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

If we consummate an equity financing (other than the exercise of employee stock options under the Company’s stock option plans, the Series C Private Placement or the exercise of any Series C Warrants, or the exercise or conversion of any currently outstanding Common Stock equivalents) within twelve months after the initial Closing and the gross proceeds to the Company from the sale of the Units are less than $4 million, then each holder of Series C Units may exchange all, but not less than all, of his, her or its Series C Units

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the equity securities issued in such next financing and shall become subject to the terms and conditions of such next financing; provided that the exchange of the purchaser’s Series C Units for next financing securities is permitted under the rules and regulations of the NASDAQ Trading Market then in effect.  See Note 6, Subsequent Events.

Series C Warrants

The Series C Warrants have an exercise price equal to $2.13 with a term expiring on the third anniversary of the deal closing.  The Series C Warrants permit the holder to conduct a “cashless exercise” at any time the holder of the Series C Warrant is an “affiliate” (as defined in the Securities Purchase Agreement) of the Company.

The Series C Warrant exercise price and/or number of shares issuable upon exercise of the Series C Warrant will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Series C Warrants.  See also “Warrant Derivative Liability” in Note 3.

Subject to the terms and conditions of the Series C Warrants, the Company has the right to call for cancellation the Series C Warrants if the volume weighted average price of our common stock on the NASDAQ Capital Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds two times the per common share exercise price for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.  See Note 6, Subsequent Events.

Series D Convertible Preferred Stock

On November 11, 2011, we completed a registered direct offering, pursuant to which we sold an aggregate of 843 units for a purchase price of $1,000.00 per unit, resulting in gross proceeds to us of $843,000 (the “Series D Placement”).  Each unit (“Series D Unit”) consisted of (i) one share of Series D Convertible Preferred Stock, $0.01 par value per share (the “Series D Convertible Preferred Stock”) convertible into 1,538.46 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) one five-year warrant to purchase approximately 614 shares of our Common Stock at a per share exercise price of $0.81, subject to adjustment as provided in the Warrants (“Series D Warrant”).  The Series D Warrants will be exercisable beginning on May 11, 2012 and until the close of business on the fifth anniversary of the initial exercise date.

We engaged an investment banker to assist with the Series D Placement.  In connection with the Series D Placement, we paid the investment banker a fee of approximately $67,000 cash.

The proceeds from the sale of each Series D Unit were allocated between the Series D Convertible Preferred Stock and the Series D Warrants based on the residual method.  The estimated fair value of the Series D Warrants was determined using a binomial formula, resulting in an allocation of the gross proceeds of $283,725 to the total warrants issued.  The allocation of the gross proceeds to the Series D Convertible Preferred Stock was $559,275.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $530,140 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $530,140 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series D Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on November 10, 2011 issuable upon conversion of the Series D Convertible Preferred Stock from the fair market value of the Series D Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series D Convertible Preferred Stock and warrants.  The warrants are recorded as a liability.  See “Warrant Derivative Liability” in Note 3.

The Series D Convertible Preferred Stock ranks senior to the Company’s Common Stock and Series C Convertible Preferred Stock with respect to payments made upon liquidation, winding up or dissolution.  Upon any liquidation, dissolution or winding up of the Company, after payment of the Company’s debts and liabilities, and before any payment is made to the holders of any junior securities, the holders of Series D Convertible Preferred Stock are first entitled to be paid $1,000 per share subject to adjustment for accrued but unpaid dividends.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If, within 12 months of the initial issuance of the Series D Convertible Preferred Stock, we issue any common stock, common stock equivalents, indebtedness or any combination thereof (a “Subsequent Financing”), the holders of Series D Convertible Preferred Stock have the right to participate on a pro-rata basis in up to 50% of such Subsequent Financing.

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of Common Stock.  The number of Series D Warrants increased by 48,950 to a total of 566,422 and each Series D Warrant currently has an exercise price equal to $0.74 per share of Common Stock.  These adjustments were made in connection with our February 2012 private placement in accordance with the Series D Warrant.  The Series D Warrants are exercisable beginning on the six month anniversary of the date of issuance and expire five years from the initial exercise date.  The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement, or the prospectus contained therein, is not available for the issuance of the shares of Common Stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of Common Stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants.  The exercise price and/or number of shares of Common Stock issuable upon exercise of the Series D Warrants are also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect.  Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable hereunder shall be increased such that the aggregate exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s Common Stock would exceed certain thresholds.  In the event we consummate a merger or consolidation with or into another person or other reorganization event in which our shares of common stock are converted or exchanged for securities, cash or other property, or we sell, lease, license or otherwise dispose of all or substantially all of our assets or we or another person acquire 50% or more of our outstanding shares of common stock, then following such event, the holders of the Series D Warrants will be entitled to receive upon exercise of the Series D Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Series D Warrants immediately prior to such fundamental transaction.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of March 31, 2012, options to acquire 1,555,500 shares were outstanding under the Plan with 267,500 shares available for future grant under the Plan.

As of March 31, 2012, options to acquire 83,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2010	1,605,603	$2.49	2,681,350	$2.24	4,286,953	4,114,792
Granted	180,000	1.00	2,094,151	1.44	2,274,151
Exercised	(41,103)	1.07	-	-	(41,103)
Expired	(161,000)	2.78	-	-	(161,000)
Forfeited	(75,000)	2.57	-	-	(75,000)
Balance outstanding, 12/31/2011	1,508,500	$2.33	4,775,501	$1.35	6,284,001	6,112,335
Granted	127,000	0.80	534,887	0.74	661,887
Exercised	-	-	-	-	-
Expired	(80,000)	3.08	-	-	(80,000)
Forfeited	-	-	-	-	-
Balance outstanding, 3/31/2012	1,555,500	$2.17	5,310,388	$1.28	6,865,888	6,567,222

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.55	-	$2.70	870,000	7.5	$1.07	571,334	6.3	$1.14
2.71	-	3.08	219,500	4.0	2.88	219,500	4.0	2.88
3.09	-	3.95	302,000	4.2	3.67	302,000	4.2	3.67
3.96	-	5.93	164,000	4.8	4.27	164,000	4.8	4.27
$0.55	-	$5.93	1,555,500	6.0	$2.17	1,256,834	5.1	$2.46

As of March 31, 2012, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $137,497.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $32,277 for the remainder of 2012, $39,574 in 2013, $36,238 in 2014 and $51,246 in 2015.

Sale of Common Stock

On February 7, 2012, we completed a private placement with 7 accredited investors, pursuant to which we sold an aggregate of 971,867 shares of common stock, $0.01 par value (“Shares”), resulting in gross proceeds to us of $800,000 (the “Private Placement”).  The price per unit was $0.8025 for units consisting of 789,350 shares and 394,677 warrants, and was $0.9125 for units consisting of the remaining 182,517 shares and 91,260 warrants.  Of the $800,000 invested in the private placement, $412,453 was received in cash and $387,547 was from the conversion of outstanding principal and interest on convertible promissory notes issued by us in 2011.

Each unit consists of one share of common stock and a warrant to purchase one-half share of common stock.  The warrants are exercisable for a period of five years, commencing on August 7, 2012, at an exercise price of $0.74 per share for the purchasers of the 789,350 shares, and $0.85 per share for the purchasers of the 182,517 shares.  The warrants permit the holder to conduct a “cashless exercise” at any time the holder is an affiliate.  The exercise price and/or number of shares of common stock issuable upon exercise of the warrants will be subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations.

In connection with the Private Placement, we paid our investment banker a fee of $35,000 for providing advisory services.  We accounted for this fee as a reduction in the gross proceeds received from the private placement.

Common Stock Issuances

    On January 31, 2012, we issued 100,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over one year.  We recorded $72,000 for this issuance of which $54,000 was recognized as a prepaid expense that will be amortized over the one year.  On March 2, 2012, we issued 22,500 shares of restricted Common Stock to an investor relations firm for payment of services already rendered over the past three months.  We recorded $13,950 for this issuance as expense.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series E Registered Direct Offering

On April 9, 2012, we completed a registered direct offering with Ironridge Global IV Ltd. (“Ironridge”), pursuant to which we sold an aggregate of 500 shares of our Series E Convertible Preferred Stock, a newly designated series of preferred stock, to Ironridge for a purchase price of $1,000 per share or an aggregate purchase price of $500,000.  Each share of Series E Convertible Preferred Stock is convertible into approximately 980 shares of our common stock.  The Series E Convertible Preferred Stock is entitled to a yearly dividend at a rate of 10.5% per year, subject to a credit risk and make-whole adjustment, and is payable in cash or shares of common stock at our election.  Under certain conditions and subject to certain limitations, we may require Ironridge to convert their Series E Convertible Preferred Stock into common stock.  The financial statements as of March 31, 2012 do not include any adjustments related to this offering except for financing costs incurred during the three-months ended March 31, 2012.  In connection with this registered direct offering, our investment banker is entitled to a fee of $40,000.  Subsequent to March 31, 2012, 100 shares of Series E Convertible Preferred Stock have been converted into 233,032 shares of the Company's common stock, which includes make-whole dividends of 134,992 shares.

Series C Unit Exchange

In connection with our sale of units consisting of Series C Preferred Stock and warrants to purchase shares of our common stock in April and June of 2011 (the “Series C Units”), we agreed that, if we completed an equity financing within 12 months after the initial closing of the Series C Units (the “Next Financing”), then each purchaser of Series C Units would be entitled to exchange all, but not less than all, of his, her or its Series C Units for the equity securities issued in such equity financing (the “Next Financing Securities”); provided that the exchange of the purchaser’s Series C Units for the equity securities is permitted under NASDAQ rules and regulations then in effect. The number of Next Financing Securities into which a purchaser’s Series C Units may be exchanged is determined by dividing (a) the aggregate per unit purchase price at which the Series C Units being exchanged were issued, by (b) the price per Next Financing Security at which such securities were issued in the Next Financing.  On April 5, 2012 the holders of the Series C Units exchanged all of their Series C Units for the units we offered in our February 2012 private placement consisting of shares of common stock and warrants to purchase shares of common stock (with a warrant to purchase 0.5 shares of common stock for each share of common stock purchased in the February 2012 private placement), resulting in an aggregate of 1,372,247 shares of common stock and warrants to purchase an aggregate of 686,124 shares of common stock being issued to the holders of Series C Units. In April 2012, the Company issued 36,806 shares of common stock as the final payment of dividends to Series C holders for accrued dividends through April 3, 2012.  A dividend of $22,322 remains owed to one shareholder at his request until it can be paid in common stock.

Target Discovery Inc.

In April 2012, we signed an expanded strategic technology license and supply agreements (the “Agreements”) with Target Discovery (“TDI”).  TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc.  Under these agreements, TDI now has the right to use PBI’s PCT Platform for their planned entry into the clinical diagnostics testing market. The planned commercial diagnostic services will initially target what the companies believe are critical, unmet needs in treatment selection guidance for ovarian cancer.  Until now, PBI’s PCT Platform has been available on a “research-use-only” basis.

NASDAQ delisting

Until April 5, 2012, our common stock was traded on The NASDAQ Capital Market.  As a result of our stockholders’ equity falling below the minimum $2.5 million requirement and the bid price of our common stock remaining below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market, on April 5, 2012, our common stock was delisted from The NASDAQ Capital Market and on April 5, 2012 our common stock began trading on the OTCQB Marketplace under the ticker symbol PBIO.  We continue to file periodic reports with the Securities and Exchange Commission in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

Common Stock Issuance

  We issued 117,500 shares of restricted Common Stock to investor relations firms for payment of services to be rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our need for, and our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations until the end of May 2012;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	the potential applications for PCT;
-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts, strategic alliances and joint ventures;
-	the expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	the potential size of the market for biological sample preparation;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our Company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  We qualify all of our forward-looking statements by these cautionary statements.  You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, as well as those discussed elsewhere in this Report.  The risks described in our Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

As of May 10, 2012, we had available cash of approximately $81,000.  We require additional capital to fund our operations and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations. As of May 10, 2012, we had available cash of approximately $81,000 which, based on current projections, will be sufficient to fund normal operations until the end of May 2012.  We need substantial additional capital to fund our operations in periods beyond May 2012.  If we are unable to raise sufficient funds from equity or debt financings or other sources of financing, we may need to cease our business operations.

We failed to meet applicable NASDAQ Stock Market requirements and as a result we delisted our stock from The NASDAQ Capital Market, which could adversely affect the market liquidity of our common stock and harm our businesses.

Until April 5, 2012, our common stock was traded on The NASDAQ Capital Market.  As a result of our stockholders’ equity falling below the minimum $2.5 million requirement and the bid price of our common stock remaining below the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market, on April 5, 2012, our common stock was delisted from The NASDAQ Capital Market and on April 5, 2012 our common stock began trading on the OTCQB Marketplace under the ticker symbol PBIO.  We continue to file periodic reports with the Securities and Exchange Commission in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

Our delisting from The NASDAQ Capital Market and commencement of trading on the OTCQB Marketplace may result in a reduction in some or all of the following, each of which could have a material adverse effect on our shareholders:

•           the liquidity of our shares of common stock;
•           the market price of our shares of common stock;
•           our ability to obtain financing for the continuation of our operations;
•           the number of institutional and other investors that will consider investing in our shares of common stock;
•           the number of market markers in our shares of common stock;
•           the availability of information concerning the trading prices and volume of our shares of common stock; and the number of broker-dealers willing to execute trades in our shares of common stock.

Furthermore, as a result of our delisting, our shares of common stock are subject to the so-called “penny stock” rules.  The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange.  For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions.  As a result of being a penny stock, a broker-dealer may find it more difficult to trade our shares of common stock and an investor may find it more difficult to acquire or dispose of our shares of common stock on the secondary market.  Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

We have identified a material weakness in our internal control over financial reporting that could result in a material misstatement of our financial statements.

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded that the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2011 relating to the lack of sufficient segregation of duties and lack of sufficiency of personnel have not been fully remediated due to our limited financial resources, and therefore our disclosure controls and procedures were not effective as of March 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have performed additional substantive procedures to ensure that our consolidated financial statements as of and for the three month period ended March 31, 2012, are fairly stated in all material respects in accordance with GAAP, the completion of our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.  If our efforts are insufficient to remediate our material weaknesses, our financial statements may contain material misstatements. Any failure on our part to remediate the material weaknesses successfully may affect the results of the periodic management evaluations on the effectiveness of our internal control over financial reporting and disclosure controls and procedures that we must include in our periodic reports.  A material weakness could also cause investors to lose confidence in our reported financial information.

We cannot give any assurance that the measures we are taking to remediate the identified material weaknesses will be effective. We also cannot assure that other material weaknesses will not arise as a result of our failure to maintain adequate disclosure controls and procedures or circumvention of those controls and procedures. Additionally, even if we succeed in improving our controls and procedures, those controls and procedures may not be adequate enough to prevent irregularities, identify irregularities or facilitate a fair presentation of our financial statements or reports we file with the SEC.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2012, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern.  Based on our current projections, including equity financing completed subsequent to March 31, 2012, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of May 2012.  Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond the end of May 2012.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 216 Barocycler instruments, of which 138 currently remain installed.  Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	2010	2011	Q1 2012
Installed units	5	8	20	41	54	50	31	7

Despite the uncertainty in the capital markets since 2009 and the concomitant decrease in the capital budgets of our existing and prospective customers and despite our limited financial resources during this time, we reported a number of accomplishments in 2012.

•
Collaboration with the Henry C. Lee Institute of Forensic Science (“HCL Institute”).  The HCL Institute will evaluate the use of the Company’s PCT platform for the extraction of DNA and other biomolecules from such samples as bone, hair, plant tissue, pollen, and finger nails.  The HCL Institute will also evaluate the PCT platform for detection of counterfeit foods, which may adulterate food products such as rice and tea.

•
Distribution Agreement with LA Biosystems BV (“LABio”).  In March 2012, we entered into a distribution agreement with Netherlands-based life sciences company LA Biosystems. Under the terms of the agreement, we granted LABio the exclusive right to market and sell our PCT sample preparation instruments and consumables in Belgium, the Netherlands, and Luxembourg. In addition, LABio has been granted the non-exclusive right to market and sell our recently released, patent-pending, mechanical homogenization device, the Shredder SG3, and its associated consumables, in the same three countries.

•
Collaboration with Sage-N Research, Inc. (“Sage-N Research”).  In March 2012, we entered into a collaboration development and co-marketing agreement with Sage-N Research, a supplier of data integration software for proteomics.  Under the collaboration, Sage-N Research will work with us to develop software applications to integrate our PCT sample preparation instruments with the Sage-N Research software platform.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

Revenue

We recognized revenue of $305,661 for the three months ended March 31, 2012 as compared to $180,643 during the three months ended March 31, 2011.  This increase is due to an increase in grant revenue offset by lower rental income on installed Barocyclers.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $164,772 for the three months ended March 31, 2012 as compared to $180,643 during the three months ended March 31, 2011.  We had fewer active Barocycler leases during the first quarter of 2012 due to expirations.  Sales of consumables of $16,621 were recorded for the three months ended March 31, 2012 compared to $18,731 during the same period in the prior year.  Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Three Months Ended
	March 31,
	2012	2011
Domestic	5	8
International	2	2
Total PCT System Installations	7	10

Grant Revenue.  During the three months ended March 31, 2012, we recorded $140,889 of grant revenue.  We continue to work on a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of cancer and other samples, and a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms.  Both grants were awarded in the second half of 2011.  During the three months ended March 31, 2011, we did not have any active grants.

Cost of PCT Products and Services

The cost of PCT products and services was $78,194 for the three months ended March 31, 2012 compared to $78,929 for the comparable period in 2011.  While we sold one less Barocycler in the current quarter than in the prior period in 2011, product costs stayed flat.  We sold a demonstration unit during the three months ended March 31, 2011.  A portion of the unit’s cost was already recognized through depreciation.

Research and Development

Research and development expenditures were $271,611 during the three months ended March 31, 2012 as compared to $218,965 in the same period in 2011.  We applied engineering costs of approximately $55,000 to our inventory value in the prior period to reflect costs involved in manufacturing new product lines.

Research and development expense recognized in the three months ended March 31, 2012 and 2011 included $2,618 and $21,604 of non-cash, stock-based compensation expense, respectively.  This decrease is due to expense adjustments for fully vested options included in the first quarter of 2011, which did not occur in the same period in 2012.

Selling and Marketing

Selling and marketing expenses decreased to $238,092 for the three months ended March 31, 2012 from $303,839 for the comparable period in 2011.  This decrease was primarily due to employee related savings from a smaller headcount offset by tradeshow and travel related expenses.

During the three months ended March 31, 2012 and 2011, selling and marketing expense included $3,113 and $31,012 of non-cash, stock-based compensation expense, respectively.  This decrease is due to expense adjustments for fully vested options included in the first quarter of 2011, which did not occur in the same period in 2012.

General and Administrative

General and administrative costs totaled $682,346 for the three months ended March 31, 2012 as compared to $412,529 for the comparable period in 2011.  We increased our investor relations efforts in the current period.  We also incurred increased audit fees relating to accounting matters and legal fees in connection with our completed private placements and amendments to our Registration Statement on Form S-1 originally filed in December 2011.

During the three months ended March 31, 2012 and 2011, general and administrative expense included $3,137 and $16,350 of non-cash, stock-based compensation expense, respectively.  This decrease is due to expense adjustments for fully vested options included in the first quarter of 2011, which did not occur in the same period in 2012.

Operating Loss

Our operating loss was $964,582 for the three months ended March 31, 2012 as compared to $833,619 for the comparable period in 2011.  The increased operating loss resulted primarily for the reasons noted above.

Other income (expense), net

Interest (Expense) Income

Interest expense totaled $56,313 for the three months ended March 31, 2012 as compared to interest income of $254 for the three months ended March 31, 2011.  We recorded $10,170 of interest expense for the three months ended March 31, 2012 related to our short-term loans.  We also amortized approximately $46,000 of imputed interest against the debt discount on these short-term loans relating to warrants issued with these loans.

Change in fair value of warrant derivative liability

During the three months ended March 31, 2012, we recorded non-cash charge of $42,012 for warrant revaluation expense in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series C private placement and Series D registered direct offering.  This increase in fair value was primarily due to an adjustment in the exercise price and number of warrants relating to the Series D registered direct offering effected with the February 2012 private placement.

Net Loss

During the three months ended March 31, 2012, we recorded a net loss to common shareholders of $1,087,321 or $(0.14) per share, as compared to a net loss to common shareholders of $966,455 or $(0.34) per share in the three months ended March 31, 2011.  The increase is due to increased operating costs partially offset by the conclusion of dividend payments to Series A holders.  We accrued dividends for the Series B Convertible Preferred Stock through April 3, 2012.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2012, we did not have adequate working capital resources to satisfy our current liabilities.  Based on our current projections, including the proceeds from our equity financing described in Note 6 completed subsequent to March 31, 2012, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of May 2012.

We will need substantial additional capital to fund our operations in periods beyond May 2012.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2012 was $584,737 as compared to $508,052 for the three months ended March 31, 2011.  The increase in cash used in operations in 2012 as compared to 2011 is principally due to an increase in operating loss of $132,727 offset by payments to third parties in shares of the Company’s common stock in lieu of cash.

Net cash used in investing activities for the three months ended March 31, 2012 was not significant as compared to cash used of $7,568 for the same period in the prior year.  Cash used in investing activities during the prior period was for Barocycler instruments that we purchased and installed under lease agreements.

Net cash provided by financing activities for the three months ended March 31, 2012 was $377,454 as compared to $43,980 for the same period in the prior year.

On February 7, 2012, we completed a private placement with 7 accredited investors, pursuant to which we sold an aggregate of 971,867 shares of common stock, $0.01 par value (“Shares”), resulting in gross proceeds to us of $800,000 (the “Private Placement”).  The price per unit was $0.8025 for units consisting of 789,350 shares and 394,677 warrants, and was $0.9125 for units consisting of the remaining 182,517 shares and 91,260 warrants.  Of the $800,000 invested in the private placement, $412,453 was received in cash and $387,547 was from the conversion of outstanding principal and interest on convertible promissory notes issued by us in 2011.  In connection with the Private Placement, we paid our investment banker a fee of $35,000 for providing advisory services.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2012 is due to the continued presence of the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2011.  These material weaknesses are the following:


A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.


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

  We continue to plan to remediate those material weaknesses as follows:

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

  During the period covered by this Report, we performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three month period ended March 31, 2012, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Stock Issuances

On January 31, 2012, we issued 100,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over one year.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

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

On March 2, 2012, we issued 22,500 shares of restricted Common Stock to an investor relations firm for payment of services rendered over the past three months.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

ITEM 6. EXHIBITS

Exhibits

31.1*	Principal Executive and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2012	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)