Form 10-Q
period 2012-09-30
PRESSURE BIOSCIENCES INC
filed 2012-11-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012   or

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

☐ Yes      ☒ No

 The number of shares outstanding of the Issuer’s common stock as of October 31, 2012 was 11,694,889.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$50,289	$222,775
Accounts receivable, net of allowances of $0 at September 30, 2012 and $9,600 at December 31, 2011	294,945	269,237
Inventories	905,653	1,069,013
Prepaid income taxes	7,381	4,739
Prepaid expenses and other current assets	510,446	143,591
Total current assets	1,768,714	1,709,355
PROPERTY AND EQUIPMENT, NET	43,257	89,171
OTHER ASSETS
Deposits	6,472	6,472
Intangible assets, net	97,288	133,762
TOTAL ASSETS	$1,915,731	$1,938,760
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,186,547	$890,676
Accrued employee compensation	131,380	180,437
Accrued professional fees and other	295,442	247,738
Deferred revenue	27,084	36,669
Promissory note	161,022	150,000
Short-term loans	356,127	—
Convertible debt, net of unamortized discount of $0 at September 30, 2012 and $17,088 as of December 31, 2011	—	394,912
Make-whole dividend liability	217,638	—
Warrant derivative liability	267,566	436,553
Total current liabilities	2,642,806	2,336,985
LONG TERM LIABILITIES
Deferred revenue	3,764	10,111
TOTAL LIABILITIES	2,646,570	2,347,096
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series C convertible preferred stock, $.01 par value; 88,098 shares authorized; 0 shares issued and outstanding on September 30, 2012 and 88,098 shares issued and outstanding on December 31, 2011	—	881
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2012 and 743 shares issued and outstanding on December 31, 2011 (Liquidation value of $300,000)	3	7
Series E convertible preferred stock, $.01 par value; 500 shares authorized; 250 shares issued and outstanding on September 30, 2012 and 0 shares issued and outstanding on December 31, 2011 (Liquidation value of $250,000)	3	—
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 120,095 shares issued and outstanding on September 30, 2012 and 0 shares issued and outstanding on December 31, 2011 (Liquidation value of $600,000)	1,201	—
Common stock, $.01 par value; 20,000,000 shares authorized; 11,189,612 shares issued and outstanding on September 30, 2012 and 6,723,993 shares issued and outstanding on December 31, 2011	111,896	67,240
Warrants to acquire preferred stock and common stock	2,932,137	2,203,101
Additional paid-in capital	15,741,825	13,823,875
Accumulated deficit	(19,517,904)	(16,503,440)
Total stockholders' deficit	(730,839)	(408,336)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,915,731	$1,938,760

The accompanying notes are an integral part of these consolidated condensed financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
PCT products, services, other	$297,867	$217,734	$687,023	$589,063
Grant revenue	93,749	62,688	335,162	62,688
Total revenue	391,616	280,422	1,022,185	651,751

Costs and expenses:
Cost of PCT products and services	108,689	93,610	296,086	250,835
Research and development	247,717	248,188	775,635	730,962
Selling and marketing	164,313	193,975	570,578	740,358
General and administrative	557,417	490,460	1,713,778	1,351,303
Total operating costs and expenses	1,078,136	1,026,233	3,356,077	3,073,458

Operating loss	(686,520)	(745,811)	(2,333,892)	(2,421,707)

Other (expense) income:
Interest (expense) income	(10,540)	(39,358)	(71,067)	(39,029)
Change in fair value of warrant derivative liability	(98,978)	223,446	36,322	307,467
Total other (loss) income	(109,518)	184,088	(34,745)	268,438

Net loss	(796,038)	(561,723)	(2,368,637)	(2,153,269)
Accrued and deemed dividends on convertible preferred stock	(129,789)	(392,123)	(895,734)	(939,574)
Net loss applicable to common shareholders	$(925,827)	$(953,846)	$(3,264,371)	$(3,092,843)

Net loss per share attributable to common stockholders - basic and diluted	$(0.09)	$(0.15)	$(0.34)	$(0.50)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	10,872,877	6,253,349	9,598,066	6,228,585

The accompanying notes are an integral part of these consolidated condensed financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,368,637)	$(2,153,269)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	82,388	109,520
Accretion of interest and amortization of debt issue costs	46,159	—
Stock-based compensation expense	116,816	113,689
Amortization of third party fees paid in restricted common stock	137,522	—
Change in fair value of warrant derivative liability	(36,322)	(307,467)

Changes in operating assets and liabilities:
Accounts receivable	(25,708)	118,818
Inventories	163,360	(4,056)
Accounts payable	399,071	537,150
Accrued employee compensation	(49,057)	33,494
Deferred revenue and other accrued expenses	126,403	(7,088)
Prepaid expenses and other current assets	(211,443)	71,296
Net cash used in operating activities	(1,619,448)	(1,487,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	—	43,980
Restricted cash	—	20,014
Payments on short-term loans	(93,000)	—
Payments of dividends	(67,500)	(42,037)
Borrowings on short-term loans	405,000	412,000
Net proceeds from the issuance of common stock	377,459	—
Net proceeds from the issuance of convertible preferred stock	825,003	798,077
Net cash provided by financing activities	1,446,962	1,232,034

Change in cash and cash equivalents	(172,486)	(255,879)
Cash and cash equivalents, beginning of period	222,775	552,849
Cash and cash equivalents, end of period	$50,289	$296,970

SUPPLEMENTAL INFORMATION:
Non-cash investing and financing activities:
Income taxes paid in cash	$1,900	$1,900
Issuance of common stock dividends on preferred stock	249,907	150,497
Issuance of common stock warrants to placement agent	—	94,313
Issuance of common stock for services	324,908	109,996
Settlement of debt and board fees in preferred stock	116,098	—
Convertible debt exchanged for common stock	387,547	—
Convertible debt exchanged for preferred stock	12,898	—
Deemed dividend on warrant modifications	190,891	325,595
Beneficial conversion feature on convertible preferred stock	—	304,823

The accompanying notes are an integral part of these consolidated condensed financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)	Business Overview and Management Plans

We have developed instruments which utilize our unique and proprietary pressure cycling technology (“PCT”), which we sell along with associated consumables and services to life sciences companies, academic institutions and government agencies. Since we began operations as Pressure BioSciences in February 2005, we have installed 232 Barocycler instruments, of which 145 currently remain installed. PCT represents the core of our products and has enabled our customers to perform biological sample preparation and enzymatic digestion in unique ways that were previously unavailable. The enabling capability of our PCT products allows us to continue to increase the number of applications for our platform beyond current uses, which include genomic and proteomic sample preparation, pathogen inactivation, the control of chemical and enzymatic reactions, immunodiagnostics, and protein purification. Additionally, we are pursuing business opportunities to leverage our products and PCT into new markets beyond our current focus of PCT-enhanced enzymatic digestion products designed specifically for the mass spectrometry marketplace, as well as sample preparation products for biomarker discovery, soil and plant biology, forensics, histology, and counter-bioterror applications.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2012, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current projections, including financing received subsequent to September 30, 2012, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of December 2012. Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond the end of December 2012. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

The accompanying unaudited consolidated condensed financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) as filed with the Securities and Exchange Commission on February 27, 2012.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell or lease through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the instrumentation at the customer location for domestic installations. Product revenue related to sales of PCT instrumentation to our foreign distributors and overseas customers is recognized upon shipment through a common carrier unless installation is specifically requested by the customer. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the Barocycler HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier. Shipping costs are included in sales and marketing expense. Any shipping costs billed to customers are recognized as revenue.

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

Research and Development

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price). The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Raw materials	$163,260	$193,121
Finished goods	742,393	875,892
Total	$905,653	$1,069,013

Our finished goods inventory as of September 30, 2012 included 58 Barocycler instruments. Our finished goods inventory as of December 31, 2011 included 68 Barocycler instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets. Property and equipment includes net book value of $24,104 relating to Barocycler instruments held under lease or collaboration.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended
	September 30,
	2012	2011
Top Five Customers	76%	58%
Federal Agencies	38%	29%

	For the Nine Months Ended
	September 30,
	2012	2011
Top Five Customers	54%	29%
Federal Agencies	46%	15%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Top Five Customers	76%	89%
Federal Agencies	30%	42%

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2012 and 2011:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(796,038)	$(561,723)	$(2,368,637)	$(2,153,269)
Accrued interest on convertible debt, after tax	—	5,208	—	5,208
Accrued dividend for Preferred Stock	(36,092)	(71,736)	(454,936)	(196,310)
Beneficial conversion feature for Preferred Stock	—	—	—	(304,823)
Preferred dividends paid in Common Stock	(88,350)	—	(249,907)	(76,017)
Preferred dividends paid in cash	—	—	—	(42,037)
Deemed dividend on warrant modifications	(5,347)	(325,595)	(190,891)	(325,595)
Net loss applicable to common shareholders	$(925,827)	$(953,846)	$(3,264,371)	$(3,092,843)
Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	10,872,877	6,253,349	9,598,066	6,228,585
Loss per common share - basic and diluted	$(0.09)	$(0.15)	$(0.34)	$(0.50)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, and Series G Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5. All of the outstanding shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock were voluntarily converted by the holders in 2011 into shares of common stock. On April 5, 2012, the holders of the Series C Convertible Preferred Stock exchanged all of their Series C Preferred Stock and warrants (“Series C Units”) for units that we offered in our February 2012 private placement consisting of shares of common stock and warrants to purchase shares of common stock (with a warrant to purchase 0.5 shares of common stock for each share of common stock purchased in the February 2012 private placement), resulting in an aggregate of 1,372,247 shares of common stock and warrants to purchase an aggregate of 686,125 shares of common stock being issued to the holders of Series C Units.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	1,680,250	1,503,500	1,680,250	1,503,500
Convertible debt	—	412,000	—	412,000
Common stock warrants	6,080,501	4,210,074	6,080,501	4,210,074
Convertible preferred stock:
Series A Convertible Preferred	—	155,710	—	155,710
Series B Convertible Preferred	—	13,480	—	13,480
Series C Convertible Preferred	—	880,980	—	880,980
Series D Convertible Preferred	750,000	—	750,000	—
Series E Convertible Preferred	245,098	—	245,098	—
Series G Convertible Preferred	1,200,950	—	1,200,950	—
	9,956,799	7,175,744	9,956,799	7,175,744

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On August 15, 2012, the Board of Directors approved the immediate re-pricing of certain outstanding stock options (approximately 1,555,500 shares) held by current officers, employees and board members with outstanding stock options to $1.00 per share, a 200% premium to the closing market price on August 15, 2012 of $0.32, for original stock options with an exercise price above $1.00, to $0.60 per share, a 88% premium to the closing market price on August 15, 2012 of $0.32, for original stock options with an exercise price below $1.00 but above $0.60. The compensation value created by the re-pricing, as determined under the Black Scholes method, was approximately $62,000 and under current accounting rules results in a non cash expense in current and future periods, not to exceed the vesting periods of the stock options. Accordingly, the value of the employee stock-based compensation recognized for the three months ended September 30, 2012 amounted to $96,726, including the $62,000 discussed above, compared to $32,520 recognized in the comparable quarter of the prior fiscal year.

Assumptions for re-pricing of options during the three months ended September 30, 2012 were:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Assumptions	Awards re-priced during the three months ended September 30, 2012
Expected life (in years)	6
Weighted average expected volatility	124.9%
Risk-free interest rate	0.7%
Weighted average re-priced Black-Scholes calculated fair value	0.32

We recognized stock-based compensation expense of $96,726 and $32,520 for the three months ended September 30, 2012 and 2011, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended, September 30,
	2012	2011
Research and development	$21,633	$11,609
Selling and marketing	17,877	6,452
General and administrative	57,216	14,459
Total stock-based compensation expense	$96,726	$32,520

We recognized stock-based compensation expense of $116,816 and $113,689 for the nine months ended September 30, 2012 and 2011, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Nine Months Ended, September 30,
	2012	2011
Research and development	$27,759	$36,951
Selling and marketing	24,659	40,192
General and administrative	64,398	36,546
Total stock-based compensation expense	$116,816	$113,689

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Our promissory notes and short-term loans are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

Fair Value Measurements

The Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Vice President of Finance and Administration determines the Company’s valuation policy and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Vice President of Finance and Administration and are approved by the Chief Financial Officer.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that it does not have any financial assets measured at fair value and that its financial liabilities are currently all classified within Level 3 in the fair value hierarchy.

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012. The Series C Common Stock Purchase Warrants were exchanged for warrants without a derivative feature and were reclassified as an equity instrument within Stockholders’ Equity as of September 30, 2012.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

		Fair value measurements at September 30, 2012 using:
	September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Common Stock Purchase Warrants	267,566	—	—	267,566
	$267,566	$—	$—	$267,566

	January 1, 2012	Change in Fair Value	Reclassified to Equity	September 30, 2012
Series C Common Stock Purchase Warrants	$205,353	$(72,688)	$(132,665)	$—
Series D Common Stock Purchase Warrants	231,200	36,366	—	267,566
	$436,553	$(36,322)	$(132,665)	$267,566

The following table sets forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011.

	January 1, 2011	Change in Fair Value	December 31, 2011
Series C Common Stock Purchase Warrants	$—	$205,353	$205,353
Series D Common Stock Purchase Warrants	—	231,200	231,200
	$—	$436,553	$436,553

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

Assumptions	November 10, 2011	Warrants revalued at September 30, 2012
Expected term (in months)	60.0	50.0
Expected volatility	104.5%	146.4%
Risk-free interest rate	0.875%	0.4375%
Exercise price	$0.81	$0.40
Fair value per warrant	$0.54	$0.26

Rent Expense

Rental costs are expensed as incurred. During the nine months ended September 30, 2012 and 2011, we incurred $88,200 and $103,248, respectively, in rent expense for the use of our corporate office and research and development facilities.

4)	Commitments and Contingencies

Operating Leases

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space. We renewed the lease until September 30, 2012 with no increase in the monthly payment and are negotiating an extension of the lease. We are currently paying approximately $4,800 per month on a month-to-month basis for the use of these facilities.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities. We pay $5,000 per month for the use of these facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016. During the nine months ended September 30, 2012 and 2011, we incurred $14,226 and $18,962, respectively, in royalty expense associated with our obligation to BMA.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is Chairman of the Board of Directors of Pressure BioSciences, Inc. Under the terms of the agreement, TDI licensed to us the right to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents"). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We owe a royalty of approximately $1,200 on qualifying sales through September 30, 2012.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement. In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 with a maturity date of May 4, 2012. The promissory note was interest free until May 4, 2012. The Company has not paid the principal of the promissory note as of September 30, 2012, and, as a result, the Company has been accruing interest on the principal amount of the promissory note at a rate of 18% per year commencing on May 5, 2012.

Short-term Loans

Loans in the aggregate amount of approximately $356,000 were received from five individuals, of which $45,000 was received from two directors of the Company. We will accrue interest of 6% on loans of $270,000 to three individuals for six months but no interest given to the other two individuals. All of the loans are expected to be settled within six months. Warrants to purchase 50,000 shares of the Company’s common stock were issued to two individuals in connection with these loans. The warrants have an exercise price equal to $0.50 per share, with a term expiring on August 21, 2015.

Convertible Debt

Loans in the aggregate amount of $362,000 from four individuals were converted into common stock and warrants in the February 2012 private placement. We had paid $43,000 towards the outstanding balance in April 2012. Principal and interest of $13,139 that had remained outstanding as of June 30, 2012 was later converted into preferred stock and warrants in the July 2012 private placement.

5)	Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock, 20,000 shares have been designated as Series A Junior Participating Preferred Stock, 313,960 shares have been designated as Series A Convertible Preferred Stock, 279,256 shares have been designated as Series B Convertible Preferred Stock, 88,098 shares have been designated as Series C Convertible Preferred Stock, 850 shares have been designated as Series D Convertible Preferred Stock, 500 shares have been designated as Series E Convertible Preferred Stock, and 240,000 shares were designated as Series G Convertible Preferred Stock. As of September 30, 2012, there were 300 shares of Series D Convertible Preferred Stock outstanding, 250 shares of Series E Convertible Preferred Stock issued and outstanding, and 120,095 shares of Series G Convertible Preferred Stock issued and outstanding. Prior to September 30, 2012, 543 shares of Series D Convertible Preferred Stock were converted into 835,385 shares of the Company’s common stock since the November 2011 Series D registered direct offering. Prior to September 30, 2012, 250 shares of Series E Convertible Preferred Stock were converted into 245,100 shares of the Company’s common stock. As of September 30, 2012, there were no shares of Series A Junior Participating Preferred Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock issued and outstanding.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In connection with the Series B Private Placements, we paid a finder’s fee of $100,478, plus warrants to purchase 5,344 shares of Series B Convertible Preferred Stock at $28.80 per share, which expired on August 11, 2012.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On April 5, 2012 the holders of the Series C Units exchanged all of their Series C Units for the units we offered in our February 2012 private placement consisting of shares of common stock and warrants to purchase shares of common stock (with a warrant to purchase 0.5 shares of common stock for each share of common stock purchased in the February 2012 private placement), resulting in an aggregate of 1,372,247 shares of common stock and the exchange of warrants to purchase an aggregate of 686,124 shares of common stock at an exercise price of $0.74 being issued to the holders of Series C Units. The prior warrants issued with Series C were cancelled and no longer qualified as warrant derivative liabilities. As noted in the Warrant Derivative Liability section in Note 3, we reclassified the fair value of $132,665 associated with the Series C Warrants exchange to Stockholders’ Equity. The assumptions that were used with the binomial model to determine the fair value of the cancelled warrants are disclosed in Note 3, “Fair Value Measurements”. In April 2012, the Company issued 36,806 shares of common stock as the final payment of dividends to Series C holders for accrued dividends through April 3, 2012. A dividend of $22,322 that had remained outstanding to one shareholder at his request until it can be paid in common stock was settled in September 2012 by issuing 27,815 shares of Common Stock.

In connection with the Series C exchange, we calculated the fair value of the 686,124 warrants received, as described above, using a binomial model with the below assumptions.

Assumptions	Warrants Received
Expected term (in months)	64
Expected volatility	106.7%
Risk-free interest rate	0.75%
Exercise price	$0.74
Fair value per warrant	$0.46

In connection with the Series C exchange, a total of 880,980 original common stock warrants with a remaining term of 2 years were amended to provide for a term of 5.3 years and a reduced price of $0.74. As a result, the aggregate fair value of the 880,980 original common stock warrants with a remaining term of 2 years, amended to provide for a term of 5.3 years and a reduced price of

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

$0.74, increased from $132,665 to $308,208. We recorded $185,544 as the excess of fair value of the consideration given to the Series C holders into equity and treated as a deemed dividend.

Series D Convertible Preferred Stock

On November 11, 2011, we completed a registered direct offering, pursuant to which we sold an aggregate of 843 units for a purchase price of $1,000 per unit, resulting in gross proceeds to us of $843,000 (the “Series D Placement”). Each unit (“Series D Unit”) consisted of (i) one share of Series D Convertible Preferred Stock, $0.01 par value per share (the “Series D Convertible Preferred Stock”) convertible into 1,538.46 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) one five-year warrant to purchase approximately 614 shares of our Common Stock at a per share exercise price of $0.81, subject to adjustment as provided in the Warrants (“Series D Warrant”). The Series D Warrants became exercisable on May 11, 2012 and until the close of business on the fifth anniversary of the initial exercise date.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of Common Stock. A conversion of Series E Preferred Stock and issuance of a stock dividend on the conversion resulted in an effective issue price of $0.40 per share. Therefore, in accordance with the terms of the Series D Warrants, the aggregate number of shares of Common Stock for which the Series D Warrants are exercisable increased by 481,458 to a total of 1,047,880 and the exercise price decreased to $0.40 per share of Common Stock. The Series D Warrants are exercisable beginning on the six month anniversary of the date of issuance and expire five years from the initial exercise date. The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement, or the prospectus contained therein, is not available for the issuance of the shares of Common Stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of Common Stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants. The exercise price and/or number of shares of Common Stock issuable upon exercise of the Series D Warrants are also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable hereunder shall be increased such that the aggregate exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s Common Stock would exceed certain thresholds. In the event we consummate a merger or consolidation with or into another person or other reorganization event in which our shares of common stock are converted or exchanged for securities, cash or other property, or we sell, lease, license or otherwise dispose of all or substantially all of our assets or we or another person acquire 50% or more of our outstanding shares of common stock, then following such event, the holders of the Series D Warrants will be entitled to receive upon exercise of the Series D Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Series D Warrants immediately prior to such fundamental transaction.

Series E Convertible Preferred Stock

On April 9, 2012, we completed a registered direct offering with Ironridge Global IV Ltd. (“Ironridge”), pursuant to which we sold an aggregate of 500 shares of our Series E Convertible Preferred Stock to Ironridge for a purchase price of $1,000 per share or an aggregate purchase price of $500,000 (“Series E Preferred Stock”). Each share of Series E Preferred Stock is convertible into approximately 980 shares of our common stock. The Series E Preferred Stock is entitled to a yearly dividend at a rate of 10.5% per year, subject to a credit risk and make-whole adjustment, and is payable in cash or shares of common stock at our election. Under certain conditions and subject to certain limitations, we may require Ironridge to convert their Series E Convertible Preferred Stock into common stock. In connection with this registered direct offering, our investment banker received a fee of $40,000. The make-whole dividends are payable any time after the closing on April 9, 2012 at the option of the holder, therefore, we recognized the full value of $262,500 as a current liability and charged immediately through accumulated deficit. We adjusted the value as of September 30, 2012 based on the closing bid on September 28, 2012. We paid $128,402 of make-whole dividends in the Company’s common stock and $67,500 in cash through September 30, 2012. Subsequent to September 30, 2012, 50 shares of Series E Preferred Stock and make-whole dividends of $21,764 were converted into 145,277 shares of the Company’s common stock.

The Series E Preferred Stock ranks senior to the Company’s common stock for so long as at least 250 shares of Series E Preferred Stock remain outstanding and pari passu thereafter and junior to the Series D Preferred Stock with respect to payments made upon liquidation, winding up or dissolution. Upon any liquidation, dissolution or winding up of the Company, after payment of the

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Company’s debts and liabilities, and before any payment is made to the holders of any junior securities, the holders of Series E Convertible Preferred Stock are first entitled to be paid $1,000 per share subject to adjustment for accrued but unpaid dividends.

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

Series G Convertible Preferred Stock

On July 6, 2012, we completed a private placement, pursuant to which we sold an aggregate of 120,095 units for a purchase price of $5.00 per unit (the “Series G Purchase Price”), resulting in gross proceeds to us of $600,473 (the “Series G Private Placement”). Each unit (“Series G Unit”) consists of (i) one share of Series G Convertible Preferred Stock, $0.01 par value per share (the “Series G Preferred Stock”) convertible into 10 shares of our common stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 5 shares of our common stock at a per share exercise price of $0.50 (the “Series G Warrant”). The Series G Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date of the Series G Private Placement. Of the $600,473 invested in the Series G Private Placement, $484,375 was received in cash and $116,098 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.

Each share of Series G Preferred Stock will receive a cumulative dividend at the annual rate of (i) four percent (4%) on those shares of Series G Preferred Stock purchased from the Company by an individual purchaser with an aggregate investment of less than $100,000, (ii) six percent (6%) on those shares of Series G Preferred Stock purchased from the Company by an individual purchaser with an aggregate investment of at least $100,000 but less than $250,000, and (iii) twelve percent (12%) on those shares of Series G Preferred Stock purchased from the Company by an individual purchaser with an aggregate investment of at least $250,000. Dividends accruing on the Series G Preferred Stock shall accrue from day to day until, and shall be paid within fifteen (15) days of, the first

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

anniversary of, the original issue date of the Series G Preferred Stock; provided, however, if any shares of the Company’s Series E Preferred Stock are outstanding at such time, payment of the accrued dividends on the Series G Preferred Stock shall be deferred until no such shares of Series E Convertible Preferred Stock remain outstanding. The Company may pay accrued dividends on the Series G Preferred Stock in cash or in shares of its common stock equal to the volume weighted average price of the common stock as reported by the OTC QB Market for the ten (10) trading days immediately preceding the Series G’s first anniversary.

At the election of the Company and upon required advanced notice, each share of Series G Preferred Stock will automatically be converted into shares of common stock at the Conversion Ratio then in effect: (i) if, after 6 months from the original issuance date of the Series G Preferred Stock , the common stock trades on the OTC QB Market (or other primary trading market or exchange on which the Common Stock is then traded) at a price equal to at least $0.75, for 7 out of 10 consecutive trading days with average daily trading volume of at least 10,000 shares, (ii) on or after the first anniversary of the original issuance date of the Series G Preferred Stock or (iii) upon completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $0.75, with aggregate gross proceeds to the Company of not less than $2.5 million. Unless waived under certain circumstances by the holder of the Series G Preferred Stock, such holder’s Series G Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The holders of Series G Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series G Warrants

The Series G Warrants issued in the Series G Private Placement have an exercise price equal to $0.50 per share, with a term expiring on July 6, 2015. The Series G Warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the Series G Warrant is an affiliate of the Company. The exercise price and/or number of shares issuable upon exercise of the Series G Warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Series G Warrants.

Subject to the terms and conditions of the Series G Warrants, at any time commencing six months from the closing date the Company has the right to call for cancellation of the Series G Warrants if the volume weighted average price of its Common Stock on the OTC QB Market (or other primary trading market or exchange on which our common stock is then traded) equals or exceeds three times the per share exercise price of the Warrants for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

In connection with our sale of Series G Units, we agreed that for each share of Series G Preferred Stock purchased by an investor, the exercise price of one warrant to purchase one share of common stock, previously issued to the investor in prior offerings by the Company to purchase common stock of the Company held of record by such investor, shall be reduced to $0.60 per share and will remain at such reduced exercise price until the expiration date of the warrants.

In connection with the sale of Series G Units, we treated the reduction in exercise price as a warrant amendment and calculated the fair value of 1,495,022 warrants with the reduced exercise price of $0.60. The Company has determined that the fair value of the amended warrants increased as compared to the fair value of the original warrants immediately prior to amendment.

 In connection with the warrant amendments, we calculated the fair value of the warrants, as described above, using a Black-Scholes model with the below assumptions.

Assumptions	Series A	Series A (Affiliates)	Series B	Series C	Aug/Sep 2011 Notes	Feb 2012 PIPE
Expected life, in years	4.1	3.1	3.1	5.1	2.1	4.6
Expected annual volatility	132.0%	114.1%	114.1%	121.9%	126.6%	126.6%
Risk-free interest rate	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%
Exercise price	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60
Fair value per warrant	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

We recorded an increased incremental value of $5,347 for the warrant amendment and treated the excess of fair value of the warrants as a deemed dividend.

Common Stock

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2012, options to acquire 1,597,250 shares were outstanding under the Plan with 142,750 shares available for future grant under the Plan.

As of September 30, 2012, options to acquire 83,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan. No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	Stock Options		Warrants
	Weighted		Weighted
	Average price		Average price		Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 12/31/2010	1,605,603	$2.49	2,681,350	$2.24	4,286,953	4,114,792
Granted	180,000	1.00	2,094,151	1.44	2,274,151
Exercised	(41,103)	1.07	—	—	(41,103)
Expired	(161,000)	2.78	—	—	(161,000)
Forfeited	(75,000)	2.57	—	—	(75,000)
Balance outstanding, 12/31/2011	1,508,500	$2.33	4,775,501	$1.35	6,284,001	6,112,335
Granted	1,896,250	0.81	2,302,470	0.60	4,198,720
Exercised	—		—	—	—
Expired	(80,000)	3.08	(116,490)	2.80	(196,490)
Forfeited	(1,644,500)	2.10	(880,980)	2.13	(2,525,480)
Balance outstanding, 9/30/2012	1,680,250	$0.81	6,080,501	$0.89	7,760,751	7,415,044

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.50	-	$0.59	213,750	9.8	$0.50	104,376	9.8	$0.50
0.60	-	0.99	548,000	7.3	0.60	420,000	6.6	0.60
1.00	-	1.00	918,500	4.3	1.00	810,167	3.7	1.00
$0.50	-	$1.00	1,680,250	6.0	$0.81	1,334,543	5.1	$0.84

There was $116,777 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options granted as of September 30, 2012. This cost is expected to be recognized over a period of 2.4 years, and will be adjusted for any future changes in estimated forfeitures.

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

Common Stock Issuances

On January 31, 2012, we issued 100,000 shares of restricted common stock to an investor relations firm in payment of services to be rendered over one year. We recorded $72,000 for this issuance of which $54,000 was recognized as a prepaid expense that will be amortized over the one year. On March 2, 2012, we issued 22,500 shares of restricted common stock to an investor relations firm for payment of services already rendered over the prior three months. We recorded $13,950 for this issuance as expense. On April 26, 2012, we issued 17,500 shares of restricted common stock to two investor relations firms for payment of services to be rendered over

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

one month. We recorded $9,625 for this issuance as expense. On April 27, 2012, we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over six months. We recorded $60,000 for this issuance of which $40,000 was recognized as a prepaid expense that will be amortized over the remaining months of service. On August 13, 2012, we issued 350,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over one year. We recorded $140,000 for this issuance of which $120,000 was recognized as a prepaid expense that will be amortized over the remaining months of service. We valued the above stock issuances using the greater of $0.40 per share or the Company’s stock price on date of issuance.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no such events requiring recognition or disclosure in the financial statements.

Short-term loan

We received a loan of $293,000 from an investor. The loan matures in six months and accrues 6% interest.

Common Stock Issuances

In October 2012, we issued 260,000 shares of restricted common stock to investor relations firms for payment of services to be rendered within one year.

In October 2012, the Company issued 100,000 shares of our common stock to Mr. Schumacher in settlement of a $40,000 debt.

Subsequent to September 30, 2012, 50 shares of Series E Preferred Stock and make-whole dividends of $21,764 were converted into 145,277 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our need for, and our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations until the end of December 2012;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	the potential applications for PCT;
-	the capabilities and functionality of our PCT products;
-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts, strategic alliances and joint ventures;
-	the expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	the potential size of the market for biological sample preparation;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our Company.

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

As of October 29, 2012, we had available cash of approximately $51,000. We require additional capital to fund our operations and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations. As of October 29, 2012, we had available cash of approximately $51,000 which, based on current projections, will be sufficient to fund normal operations until the end of December 2012, and as a result, we have substantial doubt regarding our ability to continue as a going concern. We need substantial additional capital to fund our operations in periods beyond December 2012. If we are unable to raise sufficient funds from equity or debt financings or other sources of financing, we may need to cease our business operations.

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

Our delisting from The NASDAQ Capital Market and commencement of trading on the OTCQB Marketplace has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on our shareholders:

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

Our management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded that the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2011 relating to the lack of sufficient segregation of duties and lack of sufficiency of personnel have not been fully remediated due to our limited financial resources, and therefore our disclosure controls and procedures were not effective as of September 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have performed additional substantive procedures to ensure that our consolidated financial statements as of and for the three and nine month periods ended September 30, 2012, are fairly stated in all material respects in accordance with GAAP, the completion of our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. If our efforts are insufficient to remediate our material weaknesses, our financial statements may contain material misstatements. Any failure on our part to remediate the material weaknesses successfully may affect the results of the periodic management evaluations on the effectiveness of our internal control over financial reporting and disclosure controls and procedures that we must include in our periodic reports. A material weakness could also cause investors to lose confidence in our reported financial information.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2012, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing completed subsequent to September 30, 2012, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of December 2012. Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond the end of December 2012. If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

Since we began operations as Pressure BioSciences in February 2005, we have installed 232 Barocycler instruments, of which 145 currently remain installed. Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and six foreign distribution partners.

	2005	2006	2007	2008	2009	2010	2011	Q3 2012 YTD
Installed units	5	8	20	41	54	50	31	23

We reported a number of accomplishments in the third quarter of 2012.

•	Private Placement for $600,000. We completed an initial tranche of approximately $600,000 of a $1.2 million private placement. The transaction consists of the sale of approximately 120,000 units of Series G Convertible Preferred Stock and warrants to purchase common stock. The investors in the initial tranche included all members of the Company’s new Board of Directors, all officers of the Company, all members of the prior Board of Directors, and several existing accredited investors in PBI.
•	Distribution Agreement with Constant Systems Ltd. (“Constant Systems”). We entered into a non-exclusive distributor agreement for our PCT product line and a non-exclusive agreement for our patent-pending, mechanical homogenization device, the Shredder SG3, and associated consumables. This agreement allows Constant Systems to market and sell PBI products into England, Scotland, Wales, Ireland, Spain, Italy, Norway, Sweden, Finland, Denmark, and Singapore.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

Revenue

We recognized revenue of $391,616 for the three months ended September 30, 2012, an increase of 40% from $280,422 for the three months ended September 30, 2011. This increase in total revenue was primarily due to the new Army grant awarded in late 2011 and increased sales of our PCT Shredder Kit.

PCT Products, Services, Other. Revenue from the sale of PCT products and services increased 37% to $297,867 for the three months ended September 30, 2012 as compared to $217,734 during the three months ended September 30, 2011. We expanded into Europe through a sale to a new distributor. We generated additional revenue in the current period from our SG3 Shredder product that became available for sale in late 2011. Sales of consumables of $27,993 were recorded for the three months ended September 30, 2012 compared to $21,034 during the same period in the prior year, a 33% increase. Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Three Months Ended
	September 30,
	2012	2011
Domestic	4	8
International	4	—
Total PCT System Installations	8	8

Grant Revenue. During the three months ended September 30, 2012, we recorded $93,749 of grant revenue as compared to $62,688 for the prior quarter in the same fiscal year. We continue to work on a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms. In the prior period, we worked on the Phase II DOD grant and a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of cancer and other samples. Both grants were awarded in the second half of 2011.

Cost of PCT Products and Services

The cost of PCT products and services was $108,689 for the three months ended September 30, 2012 compared to $93,610 for the comparable period in 2011. Our gross profit margin on PCT products and services increased to 64% for the three months ended

September 30, 2012, as compared to 57% for the prior period. The increase is from a favorable profit margin on our PCT Shredder Kit.

Research and Development

Research and development expenditures were $247,717 during the three months ended September 30, 2012 as compared to $248,188 in the same period in 2011. Our work on research and development projects remained steady during both periods.

Research and development expense recognized in the three months ended September 30, 2012 and 2011 included $21,633 and $11,609 of non-cash, stock-based compensation expense, respectively. The increase was primarily due to expense in the current period resulting from the Company's election to re-price certain employee stock options during the quarter ended September 30, 2012.

Selling and Marketing

Selling and marketing expenses decreased to $164,313 for the three months ended September 30, 2012 from $193,975 for the comparable period in 2011. This decrease was primarily due to employee related savings from a smaller headcount offset by tradeshow and travel related expenses.

During the three months ended September 30, 2012 and 2011, selling and marketing expense included $17,877 and $6,452 of non-cash, stock-based compensation expense, respectively. The increase was primarily due to expense in the current period resulting from the Company's election to re-price certain employee stock options during the quarter ended September 30, 2012.

General and Administrative

General and administrative costs totaled $557,417 for the three months ended September 30, 2012 as compared to $490,460 for the comparable period in 2011. We increased our investor relations efforts in the current period while the prior period included audit fees incurred in connection with SEC filings.

During the three months ended September 30, 2012 and 2011, general and administrative expense included $57,216 and $14,459 of non-cash, stock-based compensation expense, respectively. The increase was primarily due to expense in the current period resulting from new grants of stock options awarded to the Board of Directors and the Company's election to re-price certain employee stock options during the quarter ended September 30, 2012.

Operating Loss

Our operating loss was $686,520 for the three months ended September 30, 2012 as compared to $745,811 for the comparable period in 2011. The decreased operating loss resulted primarily for increased revenue.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $10,540 for the three months ended September 30, 2012 as compared to interest expense of $39,358 for the three months ended September 30, 2011. We recorded $4,216 of interest expense for the three months ended September 30, 2012 related to a promissory note. We recorded $8,013 of interest expense for the three months ended September 30, 2011 related to our short-term loans. We also amortized approximately $31,000 of imputed interest against the debt discount on these short-term loans.

Change in Fair Value of Warrant Derivative Liability

During the three months ended September 30, 2012, we recorded a non-cash charge of $98,978 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series D registered direct offering. This increase in fair value was primarily due to a reduced exercise price during the quarter. During the three months ended September 30, 2011, we recorded non-cash income of $223,446 for warrant revaluation in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series C private placement. This decrease in fair value was primarily due to a lower stock price at quarter-end and time remaining on warrants.

Net Loss

During the three months ended September 30, 2012, we recorded a net loss to common shareholders of $925,827 or $(0.09) per share, as compared to a net loss to common shareholders of $953,846 or $(0.15) per share in the three months ended September 30, 2011. The decrease in net loss per share is primarily due to a significant increase in the number of outstanding shares of common stock resulting from the sale of common stock in February 2012.

Nine Months Ended September 30, 2012 and 2011

Revenue

We recognized revenue of $1,022,185 for the nine months ended September 30, 2012, an increase of 57% from $651,751 during the nine months ended September 30, 2011. This increase is due to an increase in grant revenue and the sales of our Barocycler HUB instrument system and its accessories.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $687,023 for the nine months ended September 30, 2012 as compared to $589,063 during the nine months ended September 30, 2011, a 17% increase. We sold to new distributors in the Asia Pacific and European regions. Revenue increased from sales of our Barocycler HUB instrument system and its accessories, the PCT Shredder Kit and microtube workstations. The Barocycler HUB system and PCT Shredder Kit became available for sale in late 2011. We had fewer active Barocycler leases during 2012 due to expirations. Sales of consumables of $66,869 were recorded for the nine months ended September 30, 2012 compared to $60,059 during the same period in the prior year, an 11% increase. Our domestic and foreign installations of PCT systems are set forth in the table below.

	For the Nine Months Ended
	September 30,
	2012	2011
Domestic	14	22
International	9	3
Total PCT System Installations	23	25

Grant Revenue. During the nine months ended September 30, 2012, we recorded $335,162 of grant revenue an increase from $62,688 for the comparable period. We continue to work on a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms. We completed all billable work by the end of April 2012 on the Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of cancer and other samples. Both grants were awarded in the second half of 2011.

Cost of PCT Products and Services

The cost of PCT products and services was $296,086 for the nine months ended September 30, 2012 compared to $250,835 for the comparable period in 2011. Our gross profit margin on PCT products and services stayed steady at 57% for both periods. The gross margin was primarily affected by discounted sales to distributors and growth in sales of high gross margin product offerings.

Research and Development

Research and development expenditures were $775,635 during the nine months ended September 30, 2012 as compared to $730,962 in the same period in 2011. We capitalized approximately $50,000 of engineering expenses to Inventory as overhead as a one-time implementation charge in the prior period.

Research and development expense recognized in the nine months ended September 30, 2012 and 2011 included $27,759 and $36,951 of non-cash, stock-based compensation expense, respectively. This decrease is due to expense adjustments for fully vested options included in the first half of 2011, which did not occur in the same period in 2012 offset by expense recorded in the current period for option re-pricing.

Selling and Marketing

Selling and marketing expenses decreased to $570,578 for the nine months ended September 30, 2012 from $740,358 for the comparable period in 2011. This decrease was primarily due to employee related savings from a smaller headcount offset by tradeshow and travel related expenses.

During the nine months ended September 30, 2012 and 2011, selling and marketing expense included $24,659 and $40,192 of non-cash, stock-based compensation expense, respectively. This decrease is due to expense adjustments for fully vested options included in the first half of 2011, which did not occur in the same period in 2012 offset by expense recorded in the current period for option re-pricing.

General and Administrative

General and administrative costs totaled $1,713,778 for the nine months ended September 30, 2012 as compared to $1,351,303 for the comparable period in 2011. We increased our investor relations efforts in the current period. We also incurred increased audit fees relating to accounting matters and legal fees in connection with our completed private placements and amendments to our Registration Statement on Form S-1 originally filed in December 2011.

During the nine months ended September 30, 2012 and 2011, general and administrative expense included $64,398 and $36,546 of non-cash, stock-based compensation expense, respectively. The increase was primarily due to expense in the current period resulting from new grants of stock options awarded to the Board of Directors and the Company's election to re-price certain employee stock options during the current period.

Operating Loss

Our operating loss was $2,333,892 for the nine months ended September 30, 2012 as compared to $2,421,707 for the comparable period in 2011. The decreased operating loss resulted primarily from increased revenue.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $71,067 for the nine months ended September 30, 2012 as compared to interest expense of $39,029 for the nine months ended September 30, 2011. We recorded interest expense for the nine months ended September 30, 2012 related to our short-term loans and promissory note. We also amortized approximately $46,159 of imputed interest against the debt discount on warrants issued with loans. In the prior period, we amortized approximately $31,358 of imputed interest against the debt discount on warrants issued with loans.

Change in Fair Value of Warrant Derivative Liability

During the nine months ended September 30, 2012, we recorded non-cash income of $36,322 for warrant revaluation in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series C private placement and Series D registered direct offering. This decrease in fair value was primarily due to a lower stock price at quarter-end and time remaining on warrants. During the nine months ended September 30, 2011, we recorded non-cash income of $307,467 for warrant revaluation expense in our statements of operations due to a decrease in the fair value of the warrant liability related to the Series C Private Placement. This decrease in fair value was primarily due to a decrease in the price per share of our common stock on September 30, 2011 as compared to June 20, 2011 or April 8, 2011, depending on the tranche.

Net Loss

During the nine months ended September 30, 2012, we recorded a net loss to common shareholders of $3,264,371 or $(0.34) per share, as compared to a net loss to common shareholders of $3,092,843 or $(0.50) per share in the nine months ended September 30, 2011. The decrease in net loss per share is primarily due to a significant increase in the number of outstanding shares of common stock resulting from the sale of common stock in February 2012. We also recorded a deemed dividend of $185,544 in connection with the Series C warrants exchange. See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

LIQUIDITY AND FINANCIAL CONDITION

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2012, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. Based on our current projections, including the proceeds from our equity financing described in Note 6 completed subsequent to September 30, 2012, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of December 2012.

We will need substantial additional capital to fund our operations in periods beyond December 2012. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2012 was $1,619,448 as compared to $1,487,913 for the nine months ended September 30, 2011. The increase in cash used in operations in 2012 as compared to 2011 is principally due to expenses related to investor relations efforts in the current period and the prior year includes substantially higher legal fees incurred in the prior year for investor matters as compared with the current period.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,446,962 as compared to $1,232,034 for the same period in the prior year.

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

On July 6, 2012, we completed a private placement, pursuant to which we sold an aggregate of 120,095 units for a purchase price of $5.00 per unit, resulting in gross proceeds to us of $600,473 (the “Series G Private Placement”). Each Series G Unit consisted of (i) one share of Series G Convertible Preferred Stock, $0.01 par value per share, convertible into 10 shares of our common stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.), and (ii) a three-year warrant to purchase 5 shares of our common stock at a per share exercise price of $0.50. The Series G Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date. Of the $600,473 invested in the Series G Private Placement, $484,375 was received in cash and $116,098 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2012 is due to the continued presence of the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2011. These material weaknesses are the following:

•

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•	A lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, valuation of warrants and other equity transactions.

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

During the period covered by this Report, we performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three and nine month periods ended September 30, 2012, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Stock Issuances

On August 13, 2012, we issued 350,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over one year. On September 28, 2012, we issued 27,815 shares of Common Stock to one holder of Series C Convertible Preferred Stock in payment of dividends accrued through April 3, 2012. The dividend had remained outstanding to the shareholder at his request until it could be paid in common stock. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

ITEM 6. EXHIBITS

Exhibits

31.1*	Principal Executive and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 14, 2012	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

