Form 10-Q
period 2013-03-31
PRESSURE BIOSCIENCES INC
filed 2013-05-20
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☑ No

The number of shares outstanding of the Issuer’s Common Stock as of May 15, 2013 was 11,449,267.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2013	2012
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$167,910	$1,461
Accounts receivable	278,020	216,265
Inventories, net of $50,000 reserve at March 31, 2013 and December 31, 2012	890,853	923,362
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	103,706	83,435
Total current assets	1,447,870	1,231,904
PROPERTY AND EQUIPMENT, NET	22,444	30,282
Deposits	-	6,472
Intangible assets, net	72,972	85,130
TOTAL ASSETS	$1,543,286	$1,353,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,059,336	$1,199,846
Accrued employee compensation	153,978	119,338
Accrued professional fees and other	376,901	267,936
Deferred revenue	29,809	46,466
Promissory note	75,000	75,000
Dividend liability	-	60,000
Related party debt	42,357	98,675
Convertible debt	-	863,004
Warrant derivative liability	206,257	160,812
Total current liabilities	1,943,638	2,891,077
LONG TERM LIABILITIES
Deferred revenue	1,633	2,487
TOTAL LIABILITIES	1,945,271	2,893,564
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2013 and on December 31, 2012	3	3
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 145,320 shares issued and outstanding on March 31, 2013 and on December 31, 2012	1,453	1,453
Series J convertible preferred stock, $.01 par value; 6,250 shares authorized; 4,650 shares and 0 shares issued and outstanding on March 31, 2013 and on December 31, 2012, respectively	47	-
Series H convertible preferred stock, $.01 par value; 10,000 shares authorized; 0 shares issued and outstanding on March 31, 2013 and on December 31, 2012	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 12,149,267 shares issued and outstanding on March 31, 2013 and on December 31, 2012	121,493	121,493
Warrants to acquire preferred stock and common stock	3,823,922	3,015,996
Additional paid-in capital	17,664,727	15,940,818
Accumulated deficit	(22,013,628)	(20,619,539)
Total stockholders' deficit	(401,985)	(1,539,776)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,543,286	$1,353,788

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue:
PCT products, services, other	$221,569	$164,772
Grant revenue	149,168	140,889
Total revenue	370,737	305,661

Costs and expenses:
Cost of PCT products and services	104,544	78,194
Research and development	246,458	271,611
Selling and marketing	193,900	238,092
General and administrative	550,859	682,346
Total operating costs and expenses	1,095,761	1,270,243

Operating loss	(725,024)	(964,582)

Other (expense) income:
Interest (expense) income, net	(8,900)	(56,313)
Change in fair value of warrant derivative liability	(45,445)	(42,012)
Total other (expense) income	(54,345)	(98,325)

Net loss	(779,369)	(1,062,907)
Accrued dividends on convertible preferred stock	(32,173)	(24,414)
Deemed dividend on Series J convertible preferred stock	(582,548)	-
Net loss applicable to common shareholders	$(1,394,090)	$(1,087,321)

Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.14)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	12,149,267	7,712,539

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(779,369)	$(1,062,907)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,529	29,323
Accretion of interest and amortization of debt issue costs	-	46,159
Stock-based compensation expense	19,040	8,868
Amortization of third party fees paid in restricted common stock	105,000	31,950
Change in fair value of warrant derivative liability	45,445	42,012

Changes in operating assets and liabilities:
Accounts receivable	(61,755)	65,239
Inventories	32,509	47,718
Accounts payable	(140,510)	238,839
Accrued employee compensation	34,640	44,329
Deferred revenue and other accrued expenses	129,775	(588)
Prepaid expenses and other current assets	(23,801)	(75,679)
Net cash used in operating activities	(617,494)	(584,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,531)	-
Net cash used in investing activities	(1,531)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends	(60,000)	-
Repayment of related party debt	(31,118)	-
Proceeds from convertible debt	155,000	-
Proceeds from issuance of Series J convertible preferred stock	721,595	-
Net proceeds from the issuance of common stock	-	377,454
Net cash provided by financing activities	785,477	377,454

Change in cash and cash equivalents	166,449	(207,283)
Cash and cash equivalents, beginning of period	1,461	222,775
Cash and cash equivalents, end of period	$167,910	$15,492

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$1,900
Accrued dividends on preferred stock	32,173	24,414
Convertible debt exchanged for Series J preferred stock:	1,018,000	-
Issuance of Series J convertible preferred stock for interest	16,374	-
Issuance of Series J convertible preferred stock for related party debt	25,200	-
Issuance of Series J convertible preferred stock for board of director and other fees	54,126	-
Issuance of common stock for services	-	85,950
Deemed dividend on Series J convertible preferred stock	582,548	-
Convertible debt exchanged for common stock	-	387,547

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview and Management Plans

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern.  Based on our current projections, including equity financing completed subsequent to March 31, 2013, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of May 2013.  Please see Note 6, Subsequent Events.

Management has developed a plan to continue operations. This plan includes further reductions in expenses and obtaining equity or debt financing including our most recently completed financing on February 6, 2013 and March 28, 2013, in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of Common Stock for net cash proceeds of approximately $746,000 in two tranches of $590,000 and $156,000, respectively; and the conversion of $1,113,700 in principal and accrued interest from convertible promissory notes and other fees. The Company incurred $24,405 in legal costs in conjunction with this financing.  Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful

We need substantial additional capital to fund normal operations in periods beyond the end of May 2013.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on May 13, 2013.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

To prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify, deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded and warrant derivative liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell or lease domestically. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the Barocycler NEP3229 and NEP2320 instrumentation at the customer location, for domestic installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors and overseas customers, to our domestic distributors, and to our new Barocycler HUB440 instrument is recognized upon shipment through a common carrier unless installation is specifically requested by the customer. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocycler instruments consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$180,408	$183,655
Finished goods	760,445	789,707
Inventory reserve	(50,000)	(50,000)
Total	$890,853	$923,362

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $10,832 relating to Barocycler instruments held under lease or collaboration.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
Top Five Customers	74%	81%
Federal Agencies	56%	48%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Top Five Customers	80%	34%
Federal Agencies	29%	32%

Product Supply

Source Scientific, LLC has been our sole contract manufacturer for our PCT NEP3229 and NEP2320 instrumentation.  Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31,
	2013	2012
Numerator:
Net loss	$(779,369)	$(1,062,907)
Accrued dividend for Preferred Stock	(32,173)	(24,414)
Deemed dividend on Series J Convertible Preferred Stock	(582,548)	-
Net loss applicable to common shareholders	$(1,394,090)	$(1,087,321)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	12,149,267	7,712,359

Loss per common share - basic and diluted	$(0.11)	$(0.14)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss.  The Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series G Convertible Preferred Stock and Series J Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.

	March 31,
	2013	2012
Stock options	1,605,750	1,555,500
Convertible debt	-	50,000
Common stock warrants	11,337,099	5,310,388
Preferred stock warrants	-	-
Convertible preferred stock:
Series C Convertible Preferred	-	880,980
Series D Convertible Preferred	750,000	461,539
Series G Convertible Preferred	1,453,200	-
Series J Convertible Preferred	4,650,000	-
	19,796,049	8,258,407

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

Warrant Derivative Liability

The warrants issued in connection with the registered direct offering of Series D Convertible Preferred Stock (the “Series D Warrants”) are measured at fair value and liability-classified because the Series D Warrants contain “down-round protection” and therefore, do not meet the scope exception under ASC 815, Derivatives and Hedging, (“ASC 815”).  Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815.  The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds of $283,725 to the warrants issued in the Series D registered direct offering.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.  The down-round protection for the Series D Warrants survives for the life of the Series D Warrants which ends in May 2017.

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which is over four years for options granted in 2012 and 2013.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  The Company estimated a forfeiture rate of 5% for awards granted based on historical experience and future expectations of options vesting.  The Company used this historical rate as our assumption in calculating future stock-based compensation expense.

The Company recognized stock-based compensation expense of $19,040 and $8,868 for the three months ended March 31, 2013 and 2012, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2013	2012
Research and development	$4,836	$2,618
Selling and marketing	3,668	3,113
General and administrative	10,536	3,137
Total stock-based compensation expense	$19,040	$8,868

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value.  Long-term liabilities are primarily related to liabilities transferred under contractual arrangements with carrying values that approximate fair value.

Fair Value Measurements

The Company follows the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as it related to all financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013.

		Fair value measurements at March 31, 2013 using:
	March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$206,257	-	-	$206,257

	January 1, 2013	Change in Fair Value	March 31, 2013
Series D Preferred Stock Purchase Warrants	$160,812	$45,445	$206,257

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share Common Stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2012	Warrants revalued at March 31, 2013
Expected life (in months)	60.0	46.0	43.0
Expected volatility	104.5%	146.4%	133.7%
Risk-free interest rate	0.875%	0.44%	0.36%
Exercise price	$0.81	$0.40	$0.40
Fair value per warrant	$0.54	$0.15	$0.20

Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three months ended March 31, 2013 or in the same period as the prior year.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We extended the lease term until December 31, 2013 with a monthly payment of $4,800.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities.  This lease was amended to expire on December 31, 2014.  We pay $5,500 per month for the use of these facilities.

Rental costs are expensed as incurred.  During the three months ended March 31, 2013 and 2012, we incurred $30,900 and $29,400, respectively, in rent expense for the use of our corporate office and research and development facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2013 and 2012, we incurred $5,680 and $5,288, respectively, in royalty expense associated with our obligation to BMA.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.  Our only obligation for 2012 was a minimum annual royalty payment of $10,000.  Our minimum annual royalty payment for 2013 is $12,500.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc.  Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. In April 2012 we announced an expanded license agreement and collaboration with TDI with a first target goal to meet unmet needs in treatment guidance for ovarian cancer. We did not incur a royalty liability on sales through March 31, 2013.

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. The $75,000 principal balance remaining as of March 31, 2013 earns interest at a rate of 18% per year.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt

Loans in the aggregate amount of $155,000 were received from two individuals in the quarter ended March 31, 2013. We accrued interest at a rate of 6% on the loans.   These loans, along with $863,000 of other prior outstanding loans and unpaid interest, were converted to the Company’s Series J Convertible Preferred Shares in February 2013.

5)	Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)
2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)
3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)
4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)
5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)
6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)
7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)
8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)
9)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)

As of March 31, 2013, there were no shares of Junior A, and Series A, B, C, E, and H issued and outstanding.

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

Assumptions	Series C Exchange Warrants
Contractual life (in months)	64
Expected volatility	106.7%
Risk-free interest rate	0.75%
Exercise price	$0.74
Fair value per warrant	$0.46

In connection with the Series C exchange, a total of 880,980 original Common Stock warrants with a remaining term of 2 years were amended to provide for a term of 5.3 years and a reduced price of $0.74.  The value of the modified warrants increased from $132,665 to $308,208.  We recorded $185,544 as the excess of fair value of the consideration given to the Series C holders into equity and treated as a deemed dividend.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Series D Convertible Preferred Stock ranks senior to the Company’s Common Stock, the Series G Convertible Preferred Stock, the Series H Convertible Preferred Stock, and Series J Convertible Preferred Stock with respect to payments made upon liquidation, winding up or dissolution.  Upon any liquidation, dissolution or winding up of the Company, after payment of the Company’s debts and liabilities, and before any payment is made to the holders of any junior securities, the holders of Series D Convertible Preferred Stock are first entitled to be paid $1,000 per share subject to adjustment for accrued but unpaid dividends.

We may not pay any dividends on shares of Common Stock unless we also pay dividends on the Series D Convertible Preferred Stock in the same form and amount, on an as-if-converted basis, as dividends actually paid on shares of our Common Stock.  Except for such dividends, no other dividends may be paid on the Series D Convertible Preferred Stock.

Each share of Series D Convertible Preferred Stock is convertible into 2,500 shares of Common Stock (based upon a reset conversion price of $0.40 per share) at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, combinations, and similar recapitalization transactions (the “Series D Conversion Ratio”).  Subject to certain exceptions, if the Company issues any shares of Common Stock or Common Stock equivalents at a per share price that is lower than the conversion price of the Series D Convertible Preferred Stock, the conversion price will be reduced to the per share price at which such shares of Common Stock or Common Stock equivalents are issued.  Each share of Series D Convertible Preferred Stock will automatically be converted into shares of Common Stock at the Series D Conversion Ratio then in effect if, after six months from the closing of the Series D Placement, the Common Stock trades on the NASDAQ Capital Market (or other primary trading market or exchange on which the Common Stock is then traded) at a price equal to at least 300% of the then effective Series D Convertible Preferred Stock conversion price for 20 out of 30 consecutive trading days with each trading day having a volume of at least $50,000.  Unless waived under certain circumstances by the holder of the Series D Convertible Preferred Stock, such holder’s Series D Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of Common Stock.  The number of Series D Warrants increased by 530,406 to a total of 1,047,875 and each Series D Warrant currently has an exercise price equal to $0.40 per share of Common Stock.  These adjustments were made in connection with our April 2012 registered direct offering in accordance with the Series D Warrant.  The Series D Warrants are exercisable beginning on the six month anniversary of the date of issuance and expire five years from the initial exercise date.  The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement, or the prospectus contained therein, is not available for the issuance of the shares of Common Stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of Common Stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants.  The exercise price and/or number of shares of Common Stock issuable upon exercise of the Series D Warrants are also subject to adjustment in the event that we issue any shares of Common Stock or Common Stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect.  Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of Common Stock or Common Stock equivalents are issued and number of Series D Warrant shares issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s Common Stock would exceed certain thresholds.  In the event we consummate a merger or consolidation with or into another person or other reorganization event in which our shares of Common Stock are converted or exchanged for securities, cash or other property, or we sell, lease, license or otherwise dispose of all or substantially all of our assets or we or another person acquire 50% or more of our outstanding shares of Common Stock, then following such event, the holders of the Series D Warrants will be entitled to receive upon exercise of the Series D Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Series D Warrants immediately prior to such fundamental transaction.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Series G Convertible Preferred Stock

On July 6 and November 15, 2012, we completed a private placement, pursuant to which we sold an aggregate of 145,320 units for a purchase price of $5.00 per unit (the “Series G Purchase Price”), resulting in gross proceeds to us of $726,600 (the “Series G Private Placement”). Each unit (“Series G Unit”) consists of (i) one share of Series G Convertible Preferred Stock, $0.01 par value per share (the “Series G Preferred Stock”) convertible into 10 shares of our Common Stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 5 shares of our Common Stock at a per share exercise price of $0.50 (the “Series G Warranst”). The Series G Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date of the Series G Private Placement. Of the $726,600 invested in the Series G Private Placement, $31,100 was received in cash and $695,500 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series G Preferred Stock will receive a cumulative dividend at the annual rate of (i) four percent (4%) on those shares of Series G Preferred Stock purchased from the Company by an individual purchaser with an aggregate investment of less than $100,000, (ii) six percent (6%) on those shares of Series G Preferred Stock purchased from the Company by an individual purchaser with an aggregate investment of at least $100,000 but less than $250,000, and (iii) twelve percent (12%) on those shares of Series G Preferred Stock purchased from the Company by an individual purchaser with an aggregate investment of at least $250,000. Dividends accruing on the Series G Preferred Stock shall accrue from day to day until, and shall be paid within fifteen (15) days of, the first anniversary of, the original issue date of the Series G Preferred Stock; provided, however, if any shares of the Company’s Series E Preferred Stock are outstanding at such time, payment of the accrued dividends on the Series G Preferred Stock shall be deferred until no such shares of Series E Convertible Preferred Stock remain outstanding. The Company may pay accrued dividends on the Series G Preferred Stock in cash or in shares of its Common Stock equal to the volume weighted average price of the Common Stock as reported by the OTC QB Market (or other primary trading market or exchange on which the Common Stock is then traded) for the ten (10) trading days immediately preceding the Series G’s first anniversary.

At the election of the Company and upon required advanced notice, each share of Series G Preferred Stock will automatically be converted into shares of  Common Stock at the Conversion Ratio then in effect: (i) if, after 6 months from the original issuance date of the Series G Preferred Stock, the  Common Stock trades on the OTC QB Market (or other primary trading market or exchange on which the  Common Stock is then traded) at a price equal to at least $0.75, for 7 out of 10 consecutive trading days with average daily trading volume of at least 10,000 shares, (ii) on or after the first anniversary of the original issuance date of the Series G Preferred Stock or (iii) upon completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $0.75, with aggregate gross proceeds to the Company of not less than $2.5 million. Unless waived under certain circumstances by the holder of the Series G Preferred Stock, such holder’s Series G Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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

In connection with the warrant modification, we calculated the fair value of the warrants, as described above, using a Black-Scholes model with the below assumptions:

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series H Convertible Preferred Stock

On December 28, 2012 the Company amended its Articles of Organization to authorize 10,000 shares of Series H Convertible Preferred Stock.  On January 4, 2013, the Company reported that it had entered into a securities purchase and exchange agreement with an investor, pursuant to which the Company agreed to exchange an aggregate of 10,000 shares of a newly created series of preferred stock, designated Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”) for 1,000,000 shares of the Company’s Common Stock, par value $0.01 per share of Common Stock held by the investor in a non-cash transaction. The investor originally purchased the Common Stock from the Company for $0.8025 per share.  The exchange ratio was 100 shares of Common Stock per share of Series H Preferred Stock at a stated conversion price of $0.8025 per share. The terms of the Series H Convertible Preferred Stock are set forth in the Company's Current Report on Form 8-K filed with the SEC on January 4, 2013.

Series J Convertible Preferred Stock

On February 6, and March 28, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 4,650 units for a purchase price of $400.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $1,859,700.  These are the first two tranches of a $2.0 million private placement. One or more additional tranches in the Private Placement may close on or before May 31, 2013.  Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share (the “Series J Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share and (ii) a warrant to purchase 1,000 shares of Common Stock at an exercise price equal to $0.40 per share, with a term expiring on February 6, 2016. Of the $1,859,700 invested in the initial two tranches of the Private Placement, $746,000 was received in cash and $1,113,700 was from the conversion of outstanding indebtedness, interest and accrued board of directors’ fees.  The Company incurred $24,405 of legal expense in conjunction with this private placement. The purchasers in the initial tranche of the private placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

From the date of issuance of any shares of Series J Convertible Preferred Stock and until the earlier of the first anniversary of such date, the voluntary conversion of any shares of Series J Convertible Preferred Stock, or the date of any mandatory conversion of the Series J Convertible Preferred Stock, dividends will accrue on each share of Series J Convertible Preferred Stock at an annual rate of (i) four percent (4%) of the Purchase Price on those shares of Series J Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased from the Company shares of Series J Convertible Preferred Stock with an aggregate Purchase Price of less than $250,000, and (ii) six percent (6%) of the Purchase Price on those shares of Series J Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased shares of Series J Convertible Preferred Stock with an aggregate purchase price of at least $250,000.  Dividends accruing on the Series J Convertible Preferred Stock shall accrue from day to day until the earlier of the first anniversary of the date of issuance of such shares of Series J Convertible Stock, the voluntary conversion of any shares of Series J Convertible Preferred Stock, or the date of any mandatory conversion of the Series J Convertible Preferred Stock, and shall be paid, as applicable, within fifteen (15) days of the first anniversary of the original issue date of the Series J Convertible Preferred Stock, within five (5) days of the voluntary conversion of shares of the Series J Convertible Preferred Stock, or within five (5) days of the mandatory conversion of shares of the Series J Convertible Preferred Stock. The Company may pay accrued dividends on the Series J Convertible Preferred Stock in cash or, in the sole discretion of the Board of Directors of the Company, in shares of its Common Stock in accordance with a specified formula.

Each share of Series J Convertible Preferred Stock is convertible into 1,000 shares of Common Stock at the option of the holder on or after the six-month anniversary of the issuance of such share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Conversion Ratio”). Unless waived under certain circumstances by the holder of Series J Convertible Preferred Stock, such holder’s shares of Series J Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

At the election of the Company and upon required advance notice, each share of Series J Convertible Preferred Stock will automatically be converted into shares of Common Stock at the Conversion Ratio then in effect:  (i) on or after the six-month anniversary of the original issuance date of the Series J Convertible Preferred Stock, the Common Stock trades on the OTC QB Market (or other primary trading market or exchange on which the Common Stock is then traded) at a price per share equal to at least $0.80 for 7 out of 10 consecutive trading days with average daily trading volume of at least 50,000 shares, (ii) on the first anniversary of the original issuance date of the Series J Convertible Preferred Stock or (iii) within three days of the completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $0.80, with aggregate gross proceeds to the Company of not less than $2.5 million.  Unless waived under certain circumstances by the holder of the Series J Convertible Preferred Stock, such holder’s Series J Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the sale of each Series J Unit were allocated between the Series J Convertible Preferred Stock and the Series J Warrants based on the relative-fair value method.  The estimated fair value of the Series J Warrants was determined using a Black Scholes formula, resulting in an allocation of the gross proceeds of $807,926 to the total warrants issued.  The allocation of the gross proceeds to the Series J Convertible Preferred Stock was $1,027,369, net of $24,405 in legal costs.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $582,548 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $582,548 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series J Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying Common Stock on February 6 and March 28, 2013 issuable upon conversion of the Series J Convertible Preferred Stock from the fair market value of the Series J Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series J Convertible Preferred Stock and warrants.

In connection with the Series J warrants, we calculated the fari value of the warrants received as described above using the Black Scholes formula with the below assumptions.

Assumptions	Series J warrants February 6, 2013	Series J warrants March 28, 2013
Contractual life (in months)	36	36
Expected volatility	141.8%	144.3%
Risk-free interest rate	0.39%	0.36%
Exercise price	$0.40	$0.40
Fair value per warrant	$0.36	$0.26

The holders of Series J Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series J Warrants

The Warrants issued in the initial two tranches of the Private Placement have an exercise price equal to $0.40 per share, with a term expiring on February 6, and March 28, 2016.  Warrants issued in subsequent closings will have an exercise price equal to one one-thousandth of the per unit purchase price for units issued in the respective closing.  The Warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the Warrant is an affiliate of the Company.  The exercise price and/or number of shares issuable upon exercise of the Warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrant agreement.

Subject to the terms and conditions of the Warrants, at any time commencing six months from the closing date of the sale of Units under the Securities Purchase Agreement the Company has the right to call the Warrants for cancellation if the volume weighted average price of its Common Stock on the OTC QB Market (or other primary trading market or exchange on which the Common Stock is then traded) equals or exceeds three times the per share exercise price of the Warrants for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days.

Registration Rights Agreement

In connection with the Private Placement, the Company has agreed that, if, at any time after February 1, 2014, the Company files a Registration Statement relating to an offering of equity securities of the Company (the “Registration Statement”), subject to certain exceptions, including a Registration Statement relating solely to an offering or sale of securities having an aggregate public offering price of less than $5,000,000, the Company shall include in the Registration Statement the resale of the shares of Common Stock underlying the Warrants.  Shares of Common Stock issued upon conversion of Series J Convertible Preferred Stock or in payment of the dividend on the Series J Convertible Preferred Stock will not be registered and will not be subject to registration rights.  This right is subject to customary conditions and procedures.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our Common Stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of Common Stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of March 31, 2013, options to acquire 1,605,750 shares were outstanding under the Plan with 227,250 shares available for future grant under the Plan.

As of March 31, 2013, options to acquire 33,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2012	1,508,500	$2.33	4,775,501	$1.35	6,284,001	6,112,335
Granted	1,896,250	.81	2,909,068	.62	4,805,318
Exercised	-	-	-	-	-
Expired	(130,000)	2.28	(116,490)	2.80	(246,490)
Forfeited	(1,669,000)	-	(880,980)	2.13	(2,549,980)
Balance outstanding, December 31, 2012	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	-	-	4,650,000	0.40	4,650,000
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, March 31, 2013	1,605,750	$0.80	11,337,099	$0.70	12,942,849	12,711,330

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.50 - $0.59	213,750	9.3	$0.50	168,751	9.3	$0.50
0.60 - 0.99	536,000	6.8	0.60	440,313	6.3	0.60
1.00 - 1.50	856,000	4.0	1.00	765,167	3.5	1.00
$0.50 - $1.50	1,605,750	5.65	$0.80	1,374,231	5.1	$0.81

As of March 31, 2013, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $82,897.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $26,790 for the remainder of 2013, $29,532 in 2014, $24,252 in 2015 and $2,323 in 2016.

Sale of Common Stock

On February 7, 2012, we completed a private placement with 7 accredited investors, pursuant to which we sold an aggregate of 971,867 shares of  Common Stock, $0.01 par value, resulting in gross proceeds to us of $800,000 (the “Private Placement”). The price per unit was $0.8025 for units consisting of 789,350 shares of Common Stock and warrants to purchase 394,677 shares of Common Stock, and was $0.9125 for units consisting of the remaining 182,517 shares of Common Stock and warrants to purchase 91,260 shares of Common Stock. Of the $800,000 invested in the Private Placement, $412,453 was received in cash and $387,547 was from the conversion of outstanding principal and interest on convertible promissory notes issued by us in 2011.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Private Placement, we paid our investment banker a fee of $35,000 for providing advisory services. We accounted for this fee as a reduction in the gross proceeds received from the Private Placement.

 Common Stock Issuances

On January 31, 2012, we issued 100,000 shares of restricted Common Stock to an investor relations firm in payment of services to be rendered over one year. We recorded $72,000 for this issuance of which was amortized over the year. On March 2, 2012, we issued 22,500 shares of restricted Common Stock to an investor relations firm for payment of services already rendered over the prior three months. We recorded $13,950 for this issuance as expense. On April 26, 2012, we issued 17,500 shares of restricted Common Stock to two investor relations firms for payment of services to be rendered over one month. We recorded $9,625 for this issuance as expense. On April 27, 2012, we issued 100,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over six months. We recorded $60,000 for this issuance as expense. On August 13, 2012, we issued 350,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over one year. We recorded $140,000 for this issuance of which $59,947was recorded as expense in 2012 and $85,053 was recognized as a prepaid expense that will be amortized over the remaining months of service. On October 17, 2012 we issued 60,000 shares of restricted Common Stock to three investor relations firms for services rendered and recognized $24,000 as expense. On October 18, 2012 we issued 50,000 shares of restricted Common Stock to an investor relations firm for services rendered and recognized $20,000 as expense. On October 19, 2012 we issued 100,000 shares of restricted Common Stock to an investor relations firm for services rendered and recognized $40,000 as expense.  On October 19, we issued 100,000 shares of stock to the Company’s CEO to compensate him for penalties he incurred when the Company defaulted on a loan that he had made to the Company that was subsequently not repaid and recognized an expense of $40,000. On October 29, 2012 we issued 50,000 shares of restricted Common Stock to an investor relations firm and recognized $20,000 in expense. On November 1, 2012 we issued 175,000 shares of restricted Common Stock to two investor relations firms for services rendered and recognized expense of $70,000.  We valued the above stock issuances using the greater of the estimated fair value of the services received or the Company’s stock price on date of issuance. All of these shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

●	On April 12, 2013, 1,000,000 shares of the Company’s Common Stock was converted into 10,000 shares of Series H Convertible Preferred Stock.
●
On April 18, 2013, we issued 200,000 shares of restricted Common Stock to a newly retained investor relations firm for payment of services until October 2013, and 100,000 shares of restricted Common Stock to a previously retained investor relations firm for payment of services until September 2013.

●
On May 20, 2013, the Company entered into a Securities Purchase Agreement with an existing investor pursuant to which the Company sold an aggregate of 437.5 units for a purchase price of $400.00 per unit or an aggregate Purchase Price of $175,000.  This represents the third and final tranche of a $2.0 million private placement.  Each unit purchased in the private placement (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share and (ii) a warrant to purchase 1,000 shares of Common Stock at an exercise price equal to $0.40 per share, with a term expiring three years from the respective closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our need for, and our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations until the end of May 2013;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	the potential applications for PCT;
-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts, strategic alliances and joint ventures;
-	the expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	the potential size of the market for biological sample preparation;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our Company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  We qualify all of our forward-looking statements by these cautionary statements.  You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern.  Based on our current projections, including equity financing completed subsequent to March 31, 2013, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of May 2013.  Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond the end of May 2013.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

We reported a number of accomplishments in the first four months of 2013.

●
On April 4, 2013 we announced that further advances had been made in the development of an improved method for rape kit sample testing using PBI’s PCT Platform by Dr. Bruce McCord and his team at the International Forensic Research Institute of Florida International University.

●
On March 19, 2013 we announced that the use and advantages of PBI’s PCT Platform had been highlighted in cancer, stem cell, and heart disease studies at an important protein research conference.  We believe that the FDA data indicate that PCT can be used to extract proteins from stem cells with consistency and quality; the Johns Hopkins data indicate that combining PCT with heat might be a way to recover significantly more proteins from FFPE tissues compared to standard (heat) methods, especially membrane proteins (this could be very important with scientists looking for disease biomarkers); and the ETH Zurich data might be significant for extracting proteins from small, needle biopsy samples, something that we believe is vitally needed today yet not well satisfied at the present time, and (we believe) a significant market opportunity.

●
On February 12, 2013, we announced that Dr. Mickey Urdea had been appointed to the Board of Directors of PBI.  Dr. Urdea is one of the most well-known entrepreneurs and leaders in biotechnology today, having founded two successful companies (Halteres Associates and Tethys Bioscience) over the past ten years.  Earlier in his career, Dr. Urdea led the infectious diseases R&D groups at Chiron Corporation and Bayer Diagnostics.  He has also been on the Scientific Advisory Boards of numerous life sciences companies and was a member of the Bill and Melinda Gates Foundation Diagnostic Forum.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Revenue

We recognized revenue of $370,737 for the three months ended March 31, 2013 as compared to $305,661 during the three months ended March 31, 2012, an increase of $65,076 or 21%.  This increase was due to increased revenues across both of our primary product lines, as noted below.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $221,569 for the three months ended March 31, 2013 as compared to $164,772 during the three months ended March 31, 2012. Sales of PCT Instruments and PCT Shredder Kits were $135,939 in the three months ended March 31, 2013 as compared to $94,842 during the same period in the prior year, an increase of approximately 43%.

Grant Revenue.  During the three months ended March 31, 2013, we recorded $149,168 of grant revenue compared to $140,889 in the three months ended March 31, 2012.  In February 2013, we began to work on a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the extraction of DNA for next generation sequencing platforms.  We also continued to work on a Phase II grant received in October 2011 from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms.

Cost of PCT Products and Services

The cost of PCT products and services was $104,544 for the three months ended March 31, 2013 compared to $78,194 for the comparable period in 2012.  Gross margins were 53% for the period ended March 31, 2013 and March 31, 2012.  We sold a partially depreciated machine in 2012 which contributed to the gross margin in that period.

Research and Development

Research and development expenditures were $246,458 during the three months ended March 31, 2013 as compared to $271,611 in the same period in 2012.  Research and development expenses decreased due to a reduction in spending for outside services and employee related expenses, as compared to the prior year period.  Research and development expense in the three months ended March 31, 2013 and 2012 included $4,836 and $2,618 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $193,900 for the three months ended March 31, 2013 from $238,092 for the comparable period in 2012.  This decrease was primarily due to employee related savings from a smaller headcount partially offset by an increase in tradeshow and travel related expenses. During the three months ended March 31, 2013 and 2012, selling and marketing expense included $3,668 and $3,113 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $550,859 for the three months ended March 31, 2013 as compared to $682,346 for the comparable period in 2012.  In the prior year period we incurred increased audit fees relating to accounting matters and legal fees in connection with amendments to our Registration Statement on Form S-1. The Form S-1 was subsequently withdrawn.  We also incurred higher investor relations costs in the prior year. During the three months ended March 31, 2013 and 2012, general and administrative expense included $10,536 and $3,137 of non-cash, stock-based compensation expense, respectively.

 Operating Loss

Our operating loss was $725,024 for the three months ended March 31, 2013 as compared to $964,582 for the comparable period in 2012.  The decreased operating loss resulted from higher sales while, at the same time, lower operating expenses.

Other income (expense), net

Interest (Expense) Income

Interest expense totaled $8,902 for the three months ended March 31, 2013 as compared to interest expense of $56,313 for the three months ended March 31, 2012.  In the prior year period we amortized approximately $46,000 of imputed interest against the debt discount relating to warrants issued with convertible debt which was subsequently repaid or converted to Company stock.

Change in fair value of warrant derivative liability

During the three months ended March 31, 2013, we recorded a non-cash charge of $45,445 for warrant revaluation expense in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This increase in fair value was primarily due to the increase in price of the Company’s Common Stock on March 31, 2013 as compared to the price on December 31, 2012. The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Net Loss

        During the three months ended March 31, 2013, we recorded a net loss to common shareholders of $1,394,090 or $(0.11) per share, as compared to a net loss to common shareholders of $1,087,321 or $(0.14) per share in the three months ended March 31, 2012.  The decrease in the loss per share is attributable to additional common shares outstanding due primarily to the issuance of Common Stock in exchange for the Company’s Series C and Series E Convertible Preferred Stock in 2012.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities.  Based on our current projections, including the proceeds from our equity financing described in Note 6 completed subsequent to March 31, 2013, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of May 2013.

We will need substantial additional capital to fund our operations in periods beyond May 2013.  In the event that we are unable to obtain financing on acceptable terms, or at all, there is substantial doubt that we can continue as a going concern. We will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2013 was $617,494 as compared to $584,737 for the three months ended March 31, 2012.  The increase in cash used in operations in 2013 as compared to 2012 is principally due to a decrease in our accounts payable balance of $140,510 in the period ending March 31, 2013 as compared to an increase in accounts payable in the prior year period.

Cash used in investing activities for the three months ended March 31, 2013 and 2012 was not significant.

Net cash provided by financing activities for the three months ended March 31, 2013 was $785,477 as compared to $377,454 for the same period in the prior year.  The cash from financing activities in the period ending March 31, 2013 includes $155,000 from convertible debt and $721,595 in proceeds, net of $24,405 in legal fees, from the first two rounds of our Series J Convertible Preferred Stock offering.

On May 20, 2013, the Company entered into a Securities Purchase Agreement with an existing investor pursuant to which the Company sold an aggregate of 437.5 units for a purchase price of $400.00 per unit or an aggregate Purchase Price of $175,000.  This represents the third and final tranche of a $2.0 million private placement.  Each unit purchased in the private placement (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share and (ii) a warrant to purchase 1,000 shares of Common Stock at an exercise price equal to $0.40 per share, with a term expiring three years from the respective closing date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2013 is due to our continued limited resources of adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2012.  These material weaknesses are the following:

●
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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three month period ended March 31, 2013, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1a. RISK FACTORS

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.  The risks described in our Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Common Stock and Common Stock Issuances

Please reference footnote (6) Subsequent Events of these condensed consolidated financial statements, for certain issuances of shares of Common Stock on April 18, 2013 and May 20, 2013. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

Series J Convertible Preferred Stock

Please reference footnote (5) Stockholder’s Deficit, of these condensed consolidated financial statements, under the heading Series J Convertible Preferred Stock. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) and Rule 506 of Regulation D under the Securities Act, for transactions not involving a public offering.

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 20, 2013	By:	/s/Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 20, 2013	By:	/s/ Conrad F. Mir
Conrad F. Mir
Chief Financial Officer (Principal Financial Officer)