Form 10-Q
period 2013-06-30
PRESSURE BIOSCIENCES INC
filed 2013-08-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number0-21615

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

The number of shares outstanding of the Issuer’s common stock as of August 14, 2013 was 11,449,267

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,663	$1,461
Accounts receivable	314,157	216,265
Inventories, net of $50,000 reserve at June 30, 2013 and December 31, 2012	866,639	923,362
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	53,380	83,435
Total current assets	1,355,220	1,231,904
PROPERTY AND EQUIPMENT, NET	15,710	30,282
Deposits	-	6,472
Intangible assets, net	60,814	85,130
TOTAL ASSETS	$1,431,744	$1,353,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,083,249	$1,199,846
Accrued employee compensation	128,506	119,338
Accrued professional fees and other	429,018	267,936
Deferred revenue	19,352	46,466
Promissory note	75,000	75,000
Dividend liability	-	60,000
Related party debt	26,697	98,675
Convertible debt, net of debt discount of $436,171 and $0, respectively	93,949	863,004
Conversion option liability	497,501	-
Warrant derivative liability	284,876	160,812
Total current liabilities	2,638,148	2,891,077
LONG TERM LIABILITIES
Convertible debt – long term	12,384	-
Deferred revenue	-	2,487
TOTAL LIABILITIES	2,650,532	2,893,564
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2013 and on December 31, 2012	3	3
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 145,320 shares issued and outstanding on June 30, 2013 and on December 31, 2012	1,453	1,453
Series H convertible preferred stock, $.01 par value; 10,000 shares authorized; 10,000 shares and 0 shares issued and outstanding on June 30, 2013 and on December 31, 2012, respectively	100	-
Series J convertible preferred stock, $.01 par value; 6,250 shares authorized; 5,087.5 shares and 0 shares issued and outstanding on June 30, 2013 and on December 31, 2012	51	-
Common stock, $.01 par value; 50,000,000 shares authorized; 11,449,267 and 12,149,267 shares issued and outstanding on June 30, 2013 and on December 31, 2012	114,493	121,493
Warrants to acquire preferred stock and common stock	3,901,306	3,015,996
Additional paid-in capital	17,951,348	15,940,818
Accumulated deficit	(23,187,542)	(20,619,539)
Total stockholders' deficit	(1,218,788)	(1,539,776)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,431,744	$1,353,788

The accompanying notes are an integral part of these condensed consolidated financial statements

TABLE OF CONTENTS

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
PCT products, services, other	$196,522	$224,384	$418,092	$389,156
Grant revenue	161,214	100,524	310,382	241,413
Total revenue	357,736	324,908	728,474	630,569

Costs and expenses:
Cost of PCT products and services	83,829	109,203	188,373	187,397
Research and development	260,408	256,307	506,866	527,918
Selling and marketing	188,392	168,173	382,292	406,265
General and administrative	683,133	474,015	1,233,992	1,156,361
Total operating costs and expenses	1,215,762	1,007,698	2,311,523	2,277,941

Operating loss	(858,026)	(682,790)	(1,583,049)	(1,647,372)

Other (expense) income:
Interest (expense) income	(63,110)	(4,214)	(72,013)	(60,527)
Other (expense)	(208,709)	-	(208,709)	-
Change in fair value of derivative liability	63,804	177,312	18,359	135,300
Total other (expense) income	(208,015)	173,098	(262,363)	74,773

Net loss	(1,066,041)	(509,692)	(1,845,410)	(1,572,599)
Accrued and deemed dividends on convertible preferred stock	(107,871)	(579,974)	(722,592)	(604,388)
Net loss applicable to common shareholders	$(1,173,912)	$(1,089,666)	$(2,568,002)	$(2,176,987)

Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.11)	$(0.22)	$(0.21)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	11,521,794	10,197,850	11,883,797	10,352,461

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,845,410)	$(1,572,599)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,421	57,168
Accretion of interest and amortization of debt issuance costs	260,753	46,159
Stock-based compensation expense	28,017	20,090
Amortization of third party fees paid in restricted common stock	256,000	79,575
Change in fair value of derivative liability	18,359	(135,300)

Changes in operating assets and liabilities:
Accounts receivable	(97,892)	27,511
Inventories	56,722	93,116
Accounts payable	(116,597)	304,891
Accrued employee compensation	9,168	2,260
Deferred revenue	(29,601)	-
Other accrued expenses and liabilities	160,167	50,520
Prepaid expenses and other current assets	(19,973)	(157,639)
Net cash used in operating activities	(1,316,584)	(1,184,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(1,531)	-
Net cash used in investing activities	(1,531)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt	(46,778)	-
Net Proceeds from convertible debt	640,500	-
Payments on convertible debt	-	(43,000)
Payment of dividends	(60,000)	-
Funds held for private placement	-	295,000
Net proceeds from the issuance of equity securities	896,595	730,389
Net cash provided by financing activities	1,430,317	982,389

Change in cash and cash equivalents	112,202	(201,859)
Cash and cash equivalents, beginning of period	1,461	222,775
Cash and cash equivalents, end of period	$113,663	$20,916

SUPPLEMENTAL INFORMATION:
Non-investing and financing activities
Income taxes paid in cash	$-	$1,900
Issuance of common stock dividends on preferred stock	-	161,557
Convertible debt exchanged for Series J convertible preferred stock	1,018,000	-
Issuance of common stock for services	120,000	155,575
Convertible debt exchanged for common stock	-	387,547
Deemed dividend on Series J convertible preferred stock	651,182	-

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (“We or the Company") are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research. Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming and, in our belief, one of the most error-prone steps of scientific research. It is a widely-used laboratory undertaking – the requirements of which drive what we believe is a large and growing worldwide market. We have developed and patented a novel, enabling technology platform that can control the sample preparation process. It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology, or PCT, uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels i.e., 35,000 pounds per square inch (“psi”) or greater to safely, conveniently and reproducibly control the actions of molecules in biological samples, such as cells and tissues from human, animal, plant and microbial sources.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recovery of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. Based on our current projections, including equity and debt financing completed subsequent to June 30, 2013, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of September 2013. Please see Note 6, Subsequent Events.

Management has developed a plan to continue operations. This plan includes further reductions in expenses and obtaining equity or debt financing including our most recently completed financing on February 6, 2013, March 28, 2013 and May 20, 2013, in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of common stock for net cash proceeds of approximately $921,000 in three tranches of $590,000, $156,000 and $175,000, respectively; and the conversion of $1,113,700 in principal and accrued interest from convertible promissory notes and other fees. The Company incurred $24,405 in legal costs in conjunction with this financing. We also signed agreements to borrow $275,000, $100,000 and $500,000 from three lenders on April 11, 2013, May 24, 2013 and June 6, 2013, respectively.  Through August 1, 2013, we have received $192,500, $100,000, and $250,000 under these agreements. There is no guaranty that the Company will receive the amounts remaining under these agreements. We also received $160,000 in a one year note from an existing shareholder on August 8, 2013. Terms of the note included 18% annual interest, one three year warrant to acquire 160,000 shares of common stock at $0.40 per share, and a right to convert the note into the next equity financing. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We need substantial additional capital to fund normal operations in periods beyond the end of September 2013. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on May 13, 2013.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

To prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded and warrant derivative liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price). The cost of Barocycler instruments consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Raw materials	$204,025	$183,655
Finished goods	712,614	789,707
Inventory reserve	(50,000)	(50,000)
Total	$866,639	$923,362

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets. Property and equipment includes net book value of $6,038 relating to Barocycler instruments held under lease or collaboration.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2013 and 2012:

	For the Three Months Ended
	June 30,
	2013	2012
Top Five Customers	87%	73%
Federal Agencies	61%	49%

	For the Six Months Ended
	June 30,
	2013	2012
Top Five Customers	69%	60%
Federal Agencies	55%	50%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Top Five Customers	76%	34%
Federal Agencies	35%	32%

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(1,066,041)	$(509,692)	$(1,845,410)	$(1,572,599)
Accrued dividend for Preferred Stock	(39,237)	(394,430)	(71,410)	(418,844)
Deemed dividend on Series J Convertible Preferred Stock	(68,634)	-	(651,182)	-
Deemed dividend on warrant modifications	-	(185,544)	-	(185,544)
Net loss applicable to common shareholders	$(1,173,912)	$(1,089,666)	$(2,568,002)	$(2,176,987)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	11,521,794	10,197,850	11,883,797	10,352,461

Loss per common share - basic and diluted	$(0.10)	$(0.11)	$(0.22)	$(0.21)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock and Series J Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.

	For the Six Months Ended
	June 30,
	2013	2012
Stock options	1,759,552	1,555,500
Convertible debt	625,000	7,000
Common stock warrants	11,774,599	5,115,533
Preferred stock warrants	-	-
Convertible preferred stock:
Series D Convertible Preferred	750,000	461,539
Series E Convertible Preferred	-	343,137
Series G Convertible Preferred	1,453,200	-
Series H Convertible Preferred	1,000,000	-
Series J Convertible Preferred	5,087,500	-
	22,449,851	7,482,709

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion Option Liability

The Company signed three convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Accounting for Stock-Based Compensation Expense

We maintain equity compensation plans under which incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants. We recognize stock-based compensation expense over the requisite service period using the Black-Scholes formula to estimate the fair value of the stock options on the date of grant.

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

We recognized stock-based compensation expense of $8,977 and $11,222 for the three months ended June 30, 2013 and 2012, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,
	2013	2012
Research and development	$667	$3,508
Selling and marketing	523	3,669
General and administrative	7,787	4,045
Total stock-based compensation expense	$8,977	$11,222

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense of $28,017 and $20,090 for the six months ended June 30, 2013 and 2012, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2013	2012
Research and development	$5,503	$6,125
Selling and marketing	4,192	6,783
General and administrative	18,322	7,182
Total stock-based compensation expense	$28,017	$20,090

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013.

		Fair value measurements at June 30, 2013 using:
	June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$284,876	-	-	$284,876

	January 1, 2013	Change in Fair Value	June 30, 2013
Series D Preferred Stock Purchase Warrants	$160,812	$124,064	$284,876

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2012	Warrants revalued at June 30, 2013
Expected life (in months)	60.0	46.0	40.0
Expected volatility	104.5%	146.4%	111.5%
Risk-free interest rate	0.875%	0.44%	0.36%
Exercise price	$0.81	$0.40	$0.40
Fair value per warrant	$0.54	$0.15	$0.23

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013.

		Fair value measurements at June 30, 2013 using:
	June 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 11, 2013 note, conversion option	$178,942			$178,942
May 24, 2013 note, conversion option	124,559			124,559
June 6, 2013 note, conversion option	112,061			112,061
June 26, 2013 note, conversion option	81,939			81,939
Embedded conversion options	$497,501	-	-	$497,501

	Issuance fair value	Change in fair value	June 30, 2013
April 11, 2013 note, conversion option	$274,840	$(95,898)	$178,942
May 24, 2013 note, conversion option	122,223	2,336	124,559
June 6, 2013 note, conversion option	158,715	(46,654)	112,061
June 26, 2013 note, conversion option	84,146	(2,207)	81,939
Embedded conversion options	$639,924	$(142,423)	$497,501

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	April 11, 2013	Conversion options revalued at June 30, 2013
Expected life (in months)	12	9
Expected volatility	206.2%	142.2%
Risk-free interest rate	0.10%	0.15%
Exercise price	$0.14	$0.17
Fair value per conversion option	$0.29	$0.22

Assumptions	May 24, 2013	Conversion options revalued at June 30, 2013
Expected life (in months)	24	23
Expected volatility	170.0%	165.2%
Risk-free interest rate	0.27%	0.36%
Exercise price	$0.25	$0.21
Fair value per conversion option	$0.31	$0.30

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assumptions	June 6, 2013	Conversion options revalued at June 30, 2013
Expected life (in months)	12	11
Expected volatility	209.7%	155.5%
Risk-free interest rate	0.13%	0.15%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.25	$0.18

Assumptions	June 26, 2013	Conversion options revalued at June 30, 2013
Expected life (in months)	12	12
Expected volatility	189.2%	179.8%
Risk-free interest rate	0.13%	0.15%
Exercise price	$0.17	$0.17
Fair value per conversion option	$0.26	$0.25

Advertising

Advertising costs are expensed as incurred. We did not incur significant advertising expenses during the three or six months ended June 30, 2013 or in the same period of the prior year.

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

Rental costs are expensed as incurred. During the six months ended June 30, 2013 and 2012 we incurred $61,840 and $58,800, respectively, in rent expense for the use of our corporate office and research and development facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA. We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the six months ended June 30, 2013 and 2012, we incurred $7,343 and $11,672, respectively, in royalty expense associated with our obligation to BMA.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents"). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. In April 2012 we announced an expanded license agreement and collaboration with TDI with a first target goal to meet unmet needs in treatment guidance for ovarian cancer. We did not incur a royalty liability on sales through June 30, 2013.

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement. In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012. The promissory note was interest free until May 4, 2012. On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. The $75,000 principal balance remaining as of June 30, 2013 earns interest at a rate of 18% per year.

Convertible Debt

Loans in the aggregate amount of $155,000 were received from two individuals in the quarter ended March 31, 2013. We accrued interest at a rate of 6% on the loans.  These loans, along with $863,000 of other prior outstanding loans and unpaid interest, were converted to the Company’s Series J Convertible Preferred Shares in February 2013.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 11, 2013, we signed a promissory note in the amount of $275,000. The lender paid $125,000, net of $12,500 of original issue discount, upon closing of the note. The lender paid an additional $50,000, net of $5,000 original issue discount, on June 26, 2013. The balance of the Consideration shall be paid in the amounts and the dates as the lender chooses. The note and unpaid interest on the note are due and payable one year from the effective date of each payment. The lender has the right to convert all or part of the unpaid principal and interest into common stock at a conversion price of 60% of the lowest trade price in the 25 trading days prior to conversion after six months from the effective date of each closing. The Company has the right to repay the notes at any time within six months of the effective date of each closing. If the Company repays the note within 90 days of the effective date interest is 0%. If the note is not repaid within the 90 days a one time interest charge of 12% will be applied. The Company has reserved at least 6,000,000 shares of common stock for conversion under this note. The Company evaluated the terms of this note in accordance with ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature and account for it as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.

The proceeds from the convertible debt issued on April 11, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $274,840 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $137,500 is offset by a debt discount of $137,500 which will be amortized to interest expense over the twelve month life of the debt. The additional $149,840 adjustment between the convertible option liability and the debt discount is charged to other expense.

The proceeds from the convertible debt issued on June 26, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula resulting in an allocation of $84,146 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $55,000 is offset by a debt discount of $55,000 which will be amortized to interest expense over the twelve month life of the debt. The additional $34,146 adjustment between the convertible option liability and the debt discount is charged to other expense.

So long as the note is outstanding, the Company shall notify the lender of the issuance of any security with a term more favorable to the holder, and the lender may at its option, include the terms as a part of the transaction documents.

The fair value of the conversion feature was $260,881 at June 30, 2013 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

On May 24, 2013, we signed a Convertible Redeemable Note. The lender paid $97,500, net of $2,500 in legal fees, on the closing date. The note does not bear interest. The $100,000 principal is due on May 24, 2015. At any time six months after the closing date, the lender at its option may convert part, or all, of the note then outstanding into shares of the Company’s common stock at a conversion price of 70% of the average weighted average price of the common stock for the 10 trading days preceding the conversion date. The Company shall have the right to redeem the note at 120% of the unpaid principal if paid within 90 days of the issuance day, 130% of the unpaid principal if repaid between 91 and 180 days following the issuance day and 150% at any time thereafter. The Company has reserved 1,000,000 shares of common stock for conversion under this note. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature and accounted for it as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.

The proceeds from the convertible debt issued on May 24, 2013, were allocated between the host debt instument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,223 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of the ASC 815-40, the entire gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twenty-four month life of the debt. The additional $24,723 adjustment between the convertible option liability and the debt discount is charged to other expense.

The fair value of the conversion feature was $124,559 at June 30, 2013 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

On June 6, 2013, we signed a convertible debenture in the amount of $500,000. The lender paid an initial payment of $213,000 net of a “finder’s fee” discount of $25,000 and $12,000 in legal fees, on the closing date. The lender has the right, anytime after six months from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest. The Company is required to reserve at least 2.5 times the number of shares actually issuable upon full conversion of this debenture. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan.

The proceeds from the convertible debt issued on June 6, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $158,715 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $250,000 is offset by a debt discount of $195,715 which will be amortized to interest expense over the twelve month life of the debt.

The fair value of the conversion feature was $112,061 at June 30, 2013 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

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

As of June 30, 2013, there were no shares of Junior A, and Series A, B, C and E issued and outstanding.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Series C exchange, we calculated the fair value of the 686,124 warrants received, as described above, using a binomial model with the below assumptions.:

Assumptions	Series C Exchange Warrants
Contractual life (in months)	64
Expected volatility	106.7%
Risk-free interest rate	0.75%
Exercise price	$0.74
Fair value per warrant	$0.46

In connection with the Series C exchange, a total of 880,980 original common stock warrants with a remaining term of 2 years were amended to provide for a term of 5.3 years and a reduced price of $0.74. The value of the modified warrants increased from $132,665 to $318,209. We recorded $185,544 as the excess of fair value of the consideration given to the Series C holders into equity and treated as a deemed dividend.

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

We engaged an investment banker to assist with the Series D Placement. In connection with the Series D Placement, we paid the investment banker a fee of approximately $67,000.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series E Preferred Stock were not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except that the holders of Series E Preferred Stock may have voted separately as a class on any matters that would (i) amend our Restated Articles of Organization, as amended, in a manner that adversely affects the rights of the Series E Preferred Stock, (ii) alter or change adversely the powers, preferences or rights of the Series E Preferred Stock or alter or amend the certificate of designation, (iii) authorize or create any class of shares ranking as to dividends, redemption or distribution of assets upon liquidation senior to, or otherwise pari passu with, the Series E Preferred Stock, or (iv) increase the number of authorized shares of Series E Preferred Stock. No shares of Series E Convertible Preferred Stock remain outstanding as June 30, 2013.

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

Series H Convertible Preferred Stock

On December 28, 2012 the Company amended its Articles of Organization to authorize 10,000 shares of Series H Convertible Preferred Stock. On January 4, 2013, the Company reported that it had entered into a securities purchase and exchange agreement with an investor, pursuant to which the Company agreed to exchange an aggregate of 10,000 shares of a newly created series of preferred stock, designated Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”) for 1,000,000 shares of the Company’s common stock, par value $0.01 per share of common stock held by the investor in a non-cash transaction. The investor originally purchased the common stock from the Company for $0.8025 per share. The exchange ratio was 100 shares of common stock per share of Series H Preferred Stock at a stated conversion price of $0.8025 per share. The terms of the Series H Convertible Preferred Stock are set forth in the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2013.

Series J Convertible Preferred Stock

On February 6, March 28 and May 20, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 5,087.5 units for a purchase price of $400.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $2,034,700. Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share (the “Series J Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 1,000 shares of common stock at an exercise price equal to $0.40 per share. The warrants expire three years from the issuance date. Of the $2,034,700 invested in the Private Placement, $921,000 was received in cash and $1,113,700 was from the conversion of outstanding indebtedness, interest and accrued board of directors’ fees. The Company incurred $24,405 of legal fees in conjunction with this private placement. The purchasers in the initial tranche of the private placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

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

The proceeds from the sale of each Series J Unit were allocated between the Series J Convertible Preferred Stock and the Series J Warrants based on the relative fair value method. The estimated fair value of the Series J Warrants was determined using a Black Scholes formula, resulting in an allocation of the gross proceeds of $885,310 to the total warrants issued. The allocation of the gross proceeds to the Series J Convertible Preferred Stock was $1,124,985, net of $24,405 in legal costs. In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $651,182 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $651,182 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series J Convertible Preferred Stock. The value adjustment was calculated by subtracting the fair market value of the underlying common stock on February 6, March 28 and May 20, 2013 issuable upon conversion of the Series J Convertible Preferred Stock from the fair market value of the Series J Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series J Convertible Preferred Stock and warrants.

In connection with the Series J warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series J warrants February 6, 2013	Series J warrants March 28, 2013	Series J warrants May 20, 2013
Contractual life (in months)	36	36	36
Expected volatility	141.8	144.3	147.0
Risk-free interest rate	0.39%	0.36%	0.36%
Exercise price	$0.40	$0.40	$0.40
Fair value per warrant	$0.36	$0.26	$0.30

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

Series J Warrants

The Warrants issued in the Private Placement have an exercise price equal to $0.40 per share, with a term expiring three years from the issuance date. The Warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the Warrant is an affiliate of the Company. The exercise price and/or number of shares issuable upon exercise of the Warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrant agreement.

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2013, options to acquire 1,726,552 shares were outstanding under the Plan with 73,448 shares available for future grant under the Plan.

As of June 30, 2013, options to acquire 33,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan. No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2012	1,508,500	$2.33	4,775,501	$1.35	6,284,001	6,112,335
Granted	1,896,250	.81	2,909,068	.62	4,805,318
Exercised	-	-	-	-	-
Expired	(130,000)	2.28	(116,490)	2.80	(246,490)
Forfeited	(1,669,000)	-	(880,980)	2.13	(2,549,980)
Balance outstanding, December 31, 2012	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	318,000	.40	5,087,500	0.40	5,405,500
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	(164,198)	.86	-	-	(164,198)
Balance outstanding, June 30, 2013	1,759,552	$0.72	11,774,599	$0.68	13,534,151	13,235,563

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Options Outstanding			Options Exercisable
				Weighted Average			Weighted Average
Range of Exercise Prices			Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.40	-	$0.59	531,750	9.5	$0.44	373,188	9.4	$0.45
0.60	-	0.99	478,177	6.5	0.60	405,649	6.1	0.60
1.00	-	1.50	749,625	3.8	1.00	682,127	3.4	1.00
$0.40	-	$1.50	1,759,552	6.3	$0.72	1,460,964	5.7	$0.75

As of June 30 2013, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $82,897. The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $26,790 for the remainder of 2013, $29,532 in 2014, $24,252 in 2015 and $2,323 in 2016.

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

Common Stock Issuances

On January 31, 2012, we issued 100,000 shares of restricted common stock to an investor relations firm in payment of services to be rendered over one year. We recorded $72,000 for this issuance of which was amortized over the year. On March 2, 2012, we issued 22,500 shares of restricted common stock to an investor relations firm for payment of services already rendered over the prior three months. We recorded $13,950 for this issuance as expense. On April 26, 2012, we issued 17,500 shares of restricted common stock to two investor relations firms for payment of services to be rendered over one month. We recorded $9,625 for this issuance as expense. On April 27, 2012, we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over six months. We recorded $60,000 for this issuance as expense. On August 13, 2012, we issued 350,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over one year. We recorded $140,000 for this issuance of which $59,947was recorded as expense in 2012 and $85,053 was recognized as a prepaid expense that will be amortized over the remaining months of service. On October 17, 2012 we issued 60,000 shares of restricted common stock to three investor relations firms for services rendered and recognized $24,000 as expense. On October 18, 2012 we issued 50,000 shares of restricted common stock to an investor relations firm for services rendered and recognized $20,000 as expense. On October 19, 2012 we issued 100,000 shares of restricted common stock to an investor relations firm for services rendered and recognized $40,000 as expense. On October 19, we issued 100,000 shares of stock to the Company’s CEO to compensate him for penalties he incurred when the Company defaulted on a loan that he had made to the Company that was subsequently not repaid and recognized an expense of $40,000. On October 29, 2012 we issued 50,000 shares of restricted common stock to an investor relations firm and recognized $20,000 in expense. On November 1, 2012 we issued 175,000 shares of restricted common stock to two investor relations firms for services rendered and recognized expense of $70,000. On April 18, 2013, 2013 we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over an eight month period. We recognized $24,833 as an expense during the period ended June 30, 2013 and $15,167 as a prepaid that will be amortized over the remaining months of service. On April 18, 2013 we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over an eight month period. We recognized $34,667 as an expense during the period ended June 30, 2013 and $45,333 as a prepaid that will be amortized over the remaining months of service. We valued the above stock issuances using the greater of the estimated fair value of the services received or the Company’s stock price on date of issuance. All of these shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933,as amended, for transactions not involving a public offering.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

On August 8, 2013, we received $160,000 in a one year note from an existing shareholder. Terms of the note included 18% annual interest, a three year warrant to acquire 160,000 shares of common stock at $0.40 per share, and a right to convert the note into the next equity transaction of the Company.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our need for, and our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations until the end of September 2013;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	the potential applications for PCT;
-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts, strategic alliances and joint ventures;
-	the expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	the potential size of the market for biological sample preparation;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our Company.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity and debt financing completed subsequent to June 30, 2013, we believe our current cash resources will enable us to fund normal operations until the end of September 2013. During the quarter ended June 30, 2013 the Company signed agreements to borrow $275,000, $100,000 and $500,000 from three lenders on April 11, 2013, May 24, 2013 and June 6, 2013, respectively. Through August 1, 2013, we have received $192,500, $100,000, and $250,000 under these agreements. There is no guaranty that the Company will receive the amounts remaining under these agreements. We also received $160,000 in a one year note from an existing shareholder on August 8, 2013. Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond September 2013. If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

We reported a number of accomplishments in the first seven months of 2013.

●
On August 1st, we reported that scientists from UCLA presented data at an international scientific symposium on an advanced pressure-based instrument system for biomarker discovery and rational drug design that we believe could offer new insights into protein structure and function.

●
On June 14th, we announced the close of the third and final tranche of our Series J $2.0 million Private Placement of Preferred Stock and Warrants; we also announced the closing of a $500,000 one-year convertible debenture with an institutional investor.

●
On June 4th, we announced a core technology breakthrough; that we had succeeded in reaching a pivotal development in our PCT platform that will allow the processing of the high throughput multiwell format found in research (and clinical) laboratories worldwide and that we expected this novel design would have a significant impact on our future growth.

●
On May 21st, we announced financial results for Q1 2013: total revenue increased 21% over the Q1 2012, consumable sales increased 64% over Q1 2012, and operating loss decreased 24% compared to Q1 2013.

●
On May 16th, we reported the publication of a breakthrough method for lipid analysis in fecal material, developed by a team led by Dr. Bruce Kristal (Harvard Medical School and the Brigham and Womens Hospital). We believe that this new method can help increase the understanding of diseases and disorders related to gastrointestinal (GI) disorders.

●
On April 4th, we announced that further advances had been made in the development of an improved method for rape kit sample testing using PBI’s PCT Platform by Dr. Bruce McCord and his team at the International Forensic Research Institute of Florida International University.

●
On March 19th, we announced that the use and advantages of PBI’s PCT Platform had been highlighted in cancer, stem cell, and heart disease studies at an important protein research conference. We believe that the FDA data indicate that PCT can be used to extract proteins from stem cells with consistency and quality; the Johns Hopkins data indicate that combining PCT with heat might be a way to recover significantly more proteins from FFPE tissues compared to standard (heat) methods, especially membrane proteins (this could be very important with scientists looking for disease biomarkers); and the ETH Zurich data might be significant for extracting proteins from small, needle biopsy samples, something that we believe is vitally needed today yet not well satisfied at the present time, and (we believe) a significant market opportunity.

●
On February 12th, we announced that Dr. Mickey Urdea had been appointed to the Board of Directors of PBI. Dr. Urdea is one of the most well-known entrepreneurs and leaders in biotechnology today, having founded two successful companies (Halteres Associates and Tethys Bioscience) over the past ten years. Earlier in his career, Dr. Urdea led the infectious diseases R&D groups at Chiron Corporation and Bayer Diagnostics. He has also been on the Scientific Advisory Boards of numerous life sciences companies and was a member of the Bill and Melinda Gates Foundation Diagnostic Forum.

Results Of Operations

Comparison for the three months ended June 30, 2013 and 2012

Revenue

We recognized revenue of $357,736 for the three months ended June 30, 2013 as compared to $324,908 during the three months ended June 30, 2012, an increase of $32,828 or 10%. This increase is due to an increase in grant revenue offset by slightly lower product sales, as noted below.

PCT Products, Services, Other. Revenue from the sale of PCT products and services decreased 12% to $196,522 for the three months ended June 30, 2013 as compared to $224,384 during the three months ended June 30, 2012. Sales of consumables for the three months ended June 30, 2013 were $26,034 compared to $22,255 during the same period in the prior year, an increase of approximately 17%.

Grant Revenue. During the three months ended June 30, 2013, we recorded $161,214 of grant revenue compared to $100,524 in the comparable period in 2012. In February 2013, we began to work on a Phase I SBIR grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the extraction of DNA for next generation sequencing platforms. Work on this grant continued throughout the second quarter. We also continued to work on a Phase II grant received in October 2011 from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms, such as anthrax.

Cost of PCT Products and Services

The cost of PCT products and services was $83,829 for the three months ended June 30, 2013 compared to $109,203 for the comparable period in 2012. Our gross profit margin on PCT products and services increased to 57% for the three months ended June 30, 2012, as compared to 51% for the prior period. The increase is from a higher portion of direct customer instrument sales rather than to distributors and the continued increase in sales of PCT consumable products.

Research and Development

Research and development expenditures were $260,408 during the three months ended June 30, 2013 as compared to $256,307 in the same period in 2012. Our work on research and development projects remained steady during both periods.

Research and development expense recognized in the three months ended June 30, 2013 and 2012 included $667 and $3,508 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $188,392 for the three months ended June 30, 2013 from $168,173 for the comparable period in 2012, an increase of $20,219 or 12%. This increase is primarily attributed to additional marketing expenses incurred.

During the three months ended June 30, 2013 and 2012, selling and marketing expense included $523 and $3,669 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $683,133 for the three months ended June 30, 2013 as compared to $474,015 for the comparable period in 2012, an increase of $209,118 or 44%. The increase is primarily related to increases in legal, audit, and investor relations fees.

During the three months ended June 30, 2013 and 2012, general and administrative expense included $7,787 and $4,045 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $858,026 for the three months ended June 30, 2013 as compared to $682,790 for the comparable period in 2012, an increase of $175,236 or 26%. The increased operating loss resulted primarily from the increased General and Administrative costs.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $63,110 for the three months ended June 30, 2013 as compared to interest expense of $4,214 for the three months ended June 30, 2012. We recorded $11,066 of accrued interest and $52,044 of amortized debt discount for the three months ended June 30, 2013 related to a series of promissory notes.

Change in Fair Value of Derivative Liabilities

During the three months ended June 30, 2013, we recorded non-cash expense of $144,905 versus income of $177,312 for warrant revaluation in our condensed consolidated statements of operations due to the change in the fair value of the warrant liability related to warrants issued in our Series C private placement and Series D registered direct offering. This change in fair value was primarily due to the stock price at quarter-end and time remaining on the warrants. During the three months ended June 30, 2013 we also recorded a non-cash expense of $208,709 upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments. We also recorded net other income of $142,223 due to the change in fair value of the conversion option liabilities at the end of the period. Components of the fair value calculations can be found in Note 3 of these condensed consolidated financial statements.

Net Loss

During the three months ended June 30, 2013, we recorded a net loss to common shareholders of $1,173,912 or $(0.10) per share, as compared to a net loss to common shareholders of $1,089,666 or $(0.11) per share in the three months ended June 30, 2012. The decrease in net loss per share is primarily due to an increase in the number of outstanding shares of common stock resulting from the issuance of shares of common stock upon conversion of convertible preferred stock. We recorded a deemed dividend of $185,544 in connection with the Series C Warrants exchange in 2012 compared to a deemed dividend of $68,634 during the three months ended June 30, 2013. See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Comparison for the six months ended June 30, 2013 and 2012

Revenue

We recognized revenue of $728,474 for the six months ended June 30, 2013 as compared to $630,569 during the six months ended June 30, 2012, an increase of $97,905 or 16%. This increase is due to an increase in both product and grant revenue.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $418,092 for the six months ended June 30, 2013 as compared to $389,156 during the six months ended June 30, 2012, an increase of $28,936 or 7%. Revenue increase included the sale of two Barocycler HUB instrument systems and accessories in the EPR/NMR areas.

Grant Revenue. During the six months ended June 30, 2013, we recorded $310,382 of grant revenue compared to $241,413 in the six months ended June 30, 2012. We continue to work on a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms and on the Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of DNA for next generation sequencing systems.

Cost of PCT Products and Services

The cost of PCT products and services was $188,373 for the six months ended June 30, 2013 compared to $187,397 for the comparable period in 2012. Our gross profit margin on PCT products and services increased to 55% for the six months ended June 30, 2013, as compared to 52% for the prior period.

Research and Development

Research and development expenditures were $506,866 for the six months ended June 30, 2013 as compared to $527,918 in the same period in 2012, a decrease of $21,052 or 4%.  We capitalized approximately $50,000 of engineering expenses to Inventory as overhead as a one-time implementation charge in 2012.

Research and development expense recognized in the six months ended June 30, 2013 and 2012 included $5,503 and $6,125 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $382,292 for the six months ended June 30, 2013 from $406,265 for the comparable period in 2012, a decrease of $23,973 or 6%. This decrease was primarily due to employee related savings from a smaller headcount offset by tradeshow and travel related expenses.

During the six months ended June 30, 2013 and 2012, selling and marketing expense included $4,192 and $6,783 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,233,992 for the six months ended June 30, 2013 as compared to $1,156,361 for the comparable period in 2012, an increase of $77,631 or 7%. We increased our investor relations efforts in the current period. We also incurred increased audit and legal fees.

During the six months ended June 30, 2013 and 2012, general and administrative expense included $18,322 and $7,182 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,583,049 for the six months ended June 30, 2013 as compared to $1,647,372 for the comparable period in 2012, a decrease of $64,323 or 4%. The decreased operating loss resulted primarily from increased revenues and profit margins.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $72,013 for the six months ended June 30, 2013 as compared to interest expense of $60,527 for the six months ended June 30, 2012. We recorded $19,969 of interest expense for the six months ended June 30, 2013 related to our convertible loans and promissory note. We also amortized approximately $52,044 of imputed interest against the debt discount on these loans relating to warrants issued and fees incurred in conjunction with these loans.

Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2013, we recorded non-cash expense of $124,064 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in Series D registered direct offering. This increase in fair value was primarily due to a higher stock price at quarter-end and time remaining on warrants. During the six months ended June 30, 2013 we also recorded a non-cash expense of $208,709 upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments. We also recorded net other income of $142,223 due to the change in fair value of the conversion option liabilities at the end of the period. Components of the fair value calculations can be found in Note 3 of these condensed consolidated financial statements.

During the six months ended June 30, 2012, we recorded non-cash income of $135,300 for warrant revaluation in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in Series C and Series D registered direct offering. This decrease in fair value was primarily due to a lower stock price at quarter-end and time remaining on warrants.

Net Loss

During the six months ended June 30, 2013, we recorded a net loss to common shareholders of $2,568,002 or $(0.22) per share, as compared to a net loss to common shareholders of $2,176,987 or $(0.21) per share in the six months ended June 30, 2012. The increase in net loss per share is primarily due to the change in fair value of derivatives offset by an increase in the number of outstanding shares of common stock resulting from the issuance of shares of common stock upon conversion of convertible preferred stock. We recorded a deemed dividend of $185,544 in connection with the Series C Warrants exchange in 2012 compared to a deemed dividend of $68,634 in 2013. See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. Based on our current projections, including equity and debt financing completed subsequent to June 30, 2013, described in Note 6, we believe our current cash resources will enable us to fund normal operations until the end of September 2013.

We will need substantial additional capital to fund our operations in periods beyond September 2013. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2013 was $1,316,585 as compared to $1,184,248 for the six months ended June 30, 2012. The increase in cash used in operations in 2013 as compared to 2012 is principally due to an increase in accounts receivable and a pay down of outstanding accounts payable.

Cash used in investing activities for the three months ended June 30, 2013 and 2012 was not significant.

Net cash provided by financing activities for the six months ended June 30, 2013 was $1,430,317 as compared to $982,389 for the same period in the prior year. The cash from financing activities in the period ending June 30, 2013 include $640,500 from convertible debt, net of fees and original note discounts and $896,595 in proceeds, net of $24,405 in legal fees, from our Series J Convertible Preferred Stock offering.

We received $160,000 in a one year note from an existing shareholder on August 8, 2013. Terms of the note included 18% annual interest, a three year warrant to purchase 160,000 shares of common stock at an exercise price of $0.40 per share, and a right to convert the note into the next equity transaction of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are note required to provide the information under this item.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2013 is due to our continued limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2012. These material weaknesses are the following:

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

We plan to remediate those material weaknesses as follows:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three and six month period ended June 30, 2013, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Common Stock and Common Stock Issuances

Please reference footnote (5) Stockholders’ Deficit, of these condensed consolidated financial statements, for certain issuances of shares of common stock on April 18, 2013 and May 20, 2013. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

Series J Convertible Preferred Stock

Please reference footnote (5) Stockholders’ Deficit, of these condensed consolidated financial statements under the heading Series J Convertible Preferred Stock. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) and Rule 506 of Regulation D under the Securities Act, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

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

101*
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

_________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 15, 2013	By:	/s/ Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 15, 2013	By:	/s/ Conrad F. Mir
Conrad F. Mir Chief Financial Officer (Principal Financial Officer)