Form 10-Q
period 2013-09-30
PRESSURE BIOSCIENCES INC
filed 2013-11-07
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

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

☐ Yes      ☑ No
The number of shares outstanding of the Issuer’s common stock as of November 4, 2013 was 11,949,267

PART I -   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2013	2012
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$66,680	$1,461
Accounts receivable	200,914	216,265
Inventories, net of $50,000 reserve at September 30, 2013 and December 31, 2012	851,468	923,362
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	61,017	83,435
Total current assets	1,187,460	1,231,904
PROPERTY AND EQUIPMENT, NET	58,855	30,282
Deposits	-	6,472
Intangible assets, net	48,656	85,130
TOTAL ASSETS	$1,294,971	$1,353,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,201,703	$1,199,846
Accrued employee compensation	165,515	119,338
Accrued professional fees and other	570,595	267,936
Deferred revenue	18,099	46,466
Promissory note	75,000	75,000
Dividend liability	-	60,000
Related party debt	27,739	98,675
Convertible debt, net of debt discount of $334,021 and $0, respectively	358,514	863,004
Conversion option liability	281,127	-
Warrant derivative liability	170,137	160,812
Total current liabilities	2,868,429	2,891,077
LONG TERM LIABILITIES
Convertible debt – long term	100,000	-
Deferred revenue	-	2,487
TOTAL LIABILITIES	2,968,429	2,893,564
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2013 and on December 31, 2012	3	3
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 145,320 shares issued and outstanding on September 30, 2013 and on December 31, 2012	1,453	1,453
Series H convertible preferred stock, $.01 par value; 10,000 shares authorized; 10,000 shares and 0 shares issued and outstanding on September 30, 2013 and on December 31, 2012, respectively	100	-
Series J convertible preferred stock, $.01 par value; 6,250 shares authorized; 5,087.5 shares and 0 shares issued and outstanding on September 30, 2013 and on December 31, 2012	51	-
Common stock, $.01 par value; 50,000,000 shares authorized; 11,949,267 and 12,149,267 shares issued and outstanding on September 30, 2013 and on December 31, 2012	119,493	121,493
Warrants to acquire preferred stock and common stock	3,951,056	3,015,996
Additional paid-in capital	18,158,076	15,940,818
Accumulated deficit	(23,903,690)	(20,619,539)
Total stockholders' deficit	(1,673,458)	(1,539,776)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,294,971	$1,353,788

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
PCT products, services, other	$327,958	$297,867	$746,050	$687,023
Grant revenue	92,804	93,749	403,186	335,162
Total revenue	420,762	391,616	1,149,236	1,022,185

Costs and expenses:
Cost of PCT products and services	175,995	108,689	364,368	296,086
Research and development	280,276	247,717	787,142	775,635
Selling and marketing	190,882	164,313	573,174	570,578
General and administrative	617,642	557,417	1,851,634	1,713,778
Total operating costs and expenses	1,264,795	1,078,136	3,576,318	3,356,077

Operating loss	(844,033)	(686,520)	(2,427,082)	(2,333,892)

Other (expense) income:
Interest (expense) income	(158,162)	(10,540)	(230,176)	(71,067)
Other (expense)	(2,132)	-	(210,838)	-
Change in fair value of derivative liabilities	331,113	(98,978	349,472	36,322
Total other (expense) income	170,819	(109,518)	(91,542)	(34,745)

Net loss	(673,214)	(796,038)	(2,518,624)	(2,368,637)
Accrued and deemed dividends on convertible preferred stock	(42,938)	(129,789)	(765,530)	(895,734)
Net loss applicable to common shareholders	$(716,152)	$(925,827)	$(3,284,154)	$(3,264,371)

Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.09)	$(0.28)	$(0.34)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	11,664,484	10,872,877	11,776,740	9,598,066

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,518,624)	$(2,368,637)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,955	82,388
Accretion of interest and amortization of debt issuance costs	391,625	46,159
Stock-based compensation expense	120,248	116,816
Amortization of third party fees paid in common stock and warrants	396,525	137,522
Change in fair value of derivative liabilities	(349,472)	(36,322)

Changes in operating assets and liabilities:
Accounts receivable	15,351	(25,708)
Inventories	71,894	163,360
Accounts payable	1,857	399,071
Accrued employee compensation	46,177	(49,057)
Deferred revenue	(30,854)	-
Other accrued expenses and liabilities	258,806	126,403
Prepaid expenses and other current assets	(27,611)	(211,443)
Net cash used in operating activities	(1,561,123)	(1,619,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(55,052)	-
Net cash used in investing activities	(55,052)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt	(45,736)	-
Net proceeds from convertible debt and short term loans	896,503	405,000
Payments on convertible debt and short term loans	(5,968)	(93,000)
Payment of dividends	(60,000)	(67,500)
Net proceeds from the issuance of common stock	-	377,459
Net proceeds from the issuance of convertible preferred stock	896,595	825,003
Net cash provided by financing activities	1,681,394	1,446,962

Change in cash and cash equivalents	65,219	(172,486)
Cash and cash equivalents, beginning of period	1,461	222,775
Cash and cash equivalents, end of period	$66,680	$50,289

SUPPLEMENTAL INFORMATION:
Non-investing and financing activities
Income taxes paid in cash	$-	$1,900
Issuance of common stock dividends on preferred stock	-	249,907
Convertible debt exchanged for Series J convertible preferred stock	1,018,000	-
Issuance of common stock for services	320,000	324,908
Convertible debt exchanged for common stock	-	387,547
Non-cash payment of related party debt	25,200	-
Deemed dividend on Series J convertible preferred stock	651,182	-
Deemed dividend on warrant modification	-	190,891

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)   Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (“We or the Company”) are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research. Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming and, in our belief, one of the most error-prone steps of scientific research. It is a widely-used laboratory undertaking – the requirements of which drive what we believe is a large and growing worldwide market. We have developed and patented a novel, enabling technology platform that offers major improvements in the control and outcomes of the sample preparation process. It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology, or PCT, uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels i.e., 35,000 pounds per square inch (“psi”) or greater to safely, conveniently and reproducibly control the actions of molecules in biological samples, such as cells and tissues from human, animal, plant and microbial sources.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments related to the recovery of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. Based on our current projections, including equity and debt financing completed subsequent to September 30, 2013, we believe our current cash resources will enable us to extend our cash resources to fund normal operations until the end of November 2013.  Please see Note 6 of the condensed consolidated financial statements, Subsequent Events.

Management has developed a plan to continue operations. This plan includes further reductions in expenses and obtaining equity or debt financing including our most recently completed financing on February 6, 2013, March 28, 2013 and May 20, 2013, in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of common stock for net cash proceeds of approximately $921,000 in three tranches of $590,000, $156,000 and $175,000, respectively; and the conversion of $1,113,700 in principal and accrued interest from convertible promissory notes and other fees. The Company incurred $24,405 in legal costs in conjunction with this financing.  We also signed agreements to borrow $275,000, $100,000 and $500,000 from three lenders on April 11, 2013, May 24, 2013 and June 6, 2013, respectively.   Through August 1, 2013, we have received $192,500, $100,000, and $250,000 under these agreements.  There is no guaranty that the Company will receive the amounts remaining under these agreements. We also received $160,000 in a six month note from an existing shareholder on August 8, 2013.  Terms of the note include 18% annual interest, a right to convert the note into the next equity transaction, at the conversion rate of the equity offering, and a three year warrant to acquire 160,000 shares of common stock at $0.40 per share. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We need substantial additional capital to fund normal operations in periods beyond the end of November 2013.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)   Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on May 13, 2013.

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our domestic customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell or lease directly (not sold or leased through a sales agent or distributor). The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the Barocycler NEP3229 and NEP2320 instrumentation at the customer location, for all non-agent and non-distributor domestic installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors and overseas customers, to our domestic agents and distributors, and to our new Barocycler HUB440 instrument clients is recognized upon shipment through a common carrier unless installation is specifically requested by the customer. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocycler instruments consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Raw materials	$204,337	$183,655
Finished goods	697,131	789,707
Inventory reserve	(50,000)	(50,000)
Total	$851,468	$923,362

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended
	September 30,
	2013	2012
Top Five Customers	53%	76%
Federal Agencies	27%	38%

	For the Nine Months Ended
	September 30,
	2013	2012
Top Five Customers	51%	54%
Federal Agencies	41%	46%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Top Five Customers	76%	76%
Federal Agencies	24%	30%

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(673,214)	$(796,038)	$(2,518,624)	$(2,368,637)
Accrued dividend for Preferred Stock	(42,938)	(36,092)	(114,348)	(454,936)
Deemed dividend on Series J Convertible Preferred Stock	-	-	(651,182)	-
Preferred dividend paid in common stock	-	(88,350)	-	(249,907)
Deemed dividend on warrant modifications	-	(5,347)	-	(190,891)
Net loss applicable to common shareholders	$(716,152)	$(925,827)	$(3,284,154)	$(3,264,371)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	11,664,484	10,872,877	11,776,740	9,598,066

Loss per common share - basic and diluted	$(0.06)	$(0.09)	$(0.28)	$(0.34)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss.  The Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock and Series J Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5 of the condensed consolidated financial statements.

	For the Nine Months Ended
	September 30,
	2013	2012
Stock options	1,793,750	1,680,250
Convertible debt	1,025,000	-
Common stock warrants	12,034,599	6,080,501
Preferred stock warrants	-	-
Convertible preferred stock:
Series D Convertible Preferred	750,000	750,000
Series E Convertible Preferred	-	245,098
Series G Convertible Preferred	1,453,200	1,200,950
Series H Convertible Preferred	1,000,000	-
Series J Convertible Preferred	5,087,500	-
	23,144,049	9,956,799

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

Conversion Option Liability

The Company signed three convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which is over four years for options granted in 2012 and 12 months for options issued 2013.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  The Company estimated a forfeiture rate of 2% for awards granted based on historical experience and future expectations of options vesting.  The Company used this historical rate as our assumption in calculating future stock-based compensation expense.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognized stock-based compensation expense of $92,231 and $96,726 for the three months ended September 30, 2013 and 2012, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our condensed consolidated statements of operations:

	For the Three Months Ended September 30,
	2013	2012
Research and development	$44,658	$21,633
Selling and marketing	17,024	17,877
General and administrative	30,549	57,216
Total stock-based compensation expense	$92,231	$96,726

We recognized stock-based compensation expense of $120,248 and $116,816 for the nine months ended September 30, 2013 and 2012, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our condensed consolidated statements of operations:

	For the Nine Months Ended September 30,
	2013	2012
Research and development	$50,161	$27,759
Selling and marketing	21,216	24,659
General and administrative	48,871	64,398
Total stock-based compensation expense	$120,248	$116,816

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value.  Long-term liabilities are primarily related to liabilities transferred under contractual arrangements and are measured at fair value.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013.

	Fair value measurements at September 30, 2013 using:
	September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant derivative liability	$170,137	-	-	$170,137

	January 1, 2013	Change in Fair Value	September 30, 2013
Warrant derivative liability	$160,812	$9,325	$170,137

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	Warrants revalued at December 31, 2012	Warrants revalued at September 30, 2013
Expected life (in months)	46.0	37.0
Expected volatility	146.4%	145.7%
Risk-free interest rate	0.44%	0.63%
Exercise price	$0.40	$0.40
Fair value per warrant	$0.15	$0.16

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013.

	Fair value measurements at September 30, 2013 using:
	September 30, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 11, 2013 note, conversion option	$115,916	-	-	$115,916
May 24, 2013 note, conversion option	86,252	-	-	86,252
June 6, 2013 note, conversion option	29,216	-	-	29,216
June 26, 2013 note, conversion option	49,743	-	-	49,743
Embedded conversion options	$281,127	-	-	$281,127

	Issuance date fair value	Change in fair value	September 30, 2013
April 11, 2013 note, conversion option	$274,840	$(158,924)	$115,916
May 24, 2013 note, conversion option	122,223	(35,971)	86,252
June 6, 2013 note, conversion option	158,715	(129,499)	29,216
June 26, 2013 note, conversion option	84,146	(34,403)	49,743
Embedded conversion options	$639,924	$(358,797)	$281,127

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assumptions	April 11, 2013	Conversion options revalued at September 30, 2013
Expected life (in months)	12	6
Expected volatility	206.2%	118.7%
Risk-free interest rate	0.10%	0.04%
Exercise price	$0.14	$0.13
Fair value per conversion option	$0.29	$0.11

Assumptions	May 24, 2013	Conversion options revalued at September 30, 2013
Expected life (in months)	24	19
Expected volatility	170.0%	178.3%
Risk-free interest rate	0.27%	0.22%
Exercise price	$0.25	$0.20
Fair value per conversion option	$0.31	$0.17

Assumptions	June 6, 2013	Conversion options revalued at September 30, 2013
Expected life (in months)	12	8
Expected volatility	209.7%	122.3%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.25	$0.05

Assumptions	June 26, 2013	Conversion options revalued at September 30, 2013
Expected life (in months)	12	9
Expected volatility	189.2%	122.3%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.17	$0.13
Fair value per conversion option	$0.26	$0.12

Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three or nine months ended September 30, 2013 or in the same period of the prior year.

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

Rental costs are expensed as incurred.  During the nine months ended September 30, 2013 and 2012 we incurred $92,740 and $88,200, respectively, in rent expense for the use of our corporate office and research and development facilities.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the nine months ended September 30, 2013 and 2012, we incurred $12,946 and $14,226, respectively, in royalty expense associated with our obligation to BMA.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer subsequently became and continues to be a board member of Pressure BioSciences, Inc.  Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.  In April 2012 we announced an expanded license agreement and collaboration with TDI with a first target goal to meet unmet needs in treatment guidance for ovarian cancer.  We did not incur a royalty liability on sales through September 30, 2013.

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. The $75,000 principal balance remaining as of September 30, 2013 earns interest at a rate of 18% per year.

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

On April 11, 2013, we signed a promissory note in the amount of $275,000.  The lender paid $125,000, net of $12,500 of original issue discount, upon closing of the note.  The lender paid an additional $50,000, net of $5,000 original issue discount, on June 26, 2013. The balance of the Consideration shall be paid in the amounts and the dates as the lender chooses.  The note and unpaid interest on the note are due and payable one year from the effective date of each payment.  The lender has the right to convert all or part of the unpaid principal and interest into common stock at a conversion price of 60% of the lowest trade price in the 25 trading days prior to conversion after six months from the effective date of each closing. The Company has the right to repay the notes at any time within six months of the effective date of each closing.  If the Company repays the note within 90 days of the effective date interest is 0%.  If the note is not repaid within the 90 days a one time interest charge of 12% will be applied. The Company has reserved at least 6,000,000 shares of common stock for conversion under this note.  The Company evaluated the terms of this note in accordance with ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature and account for it as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $165,859 at September 30, 2013 and reflected in the conversion option liability line in the condensed consolidated balance sheet. On October 10, 2013, this note was amended to change the lenders right to convert and the borrower’s right to repay to December 10, 2013.

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

The proceeds from the convertible debt issued on June 26, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $84,146 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $55,000 is offset by a debt discount of $55,000 which will be amortized to interest expense over the twelve month life of the debt. The additional $34,146 adjustment between the convertible option liability and the debt discount is charged to other expense.

So long as the note is outstanding, the Company shall notify the lender of the issuance of any security with a term more favorable to the holder, and the lender may at its option, include the terms as a part of the transaction documents.

On May 24, 2013, we entered into a Convertible Redeemable Note.  The lender paid $97,500, net of $2,500 in legal fees, on the closing date.  The note does not bear interest.  The $100,000 principal is due on May 24, 2015.  At any time six months after the closing date, the lender at its option may convert part, or all, of the note then outstanding into shares of the Company’s common stock at a conversion price of 70% of the average weighted average price of the common stock for the 10 trading days preceding the conversion date.  The Company shall have the right to redeem the note at 120% of the unpaid principal if paid within 90 days of the issuance day, 130% of the unpaid principal if repaid between 91 and 180 days following the issuance day and 150% at any time thereafter. The Company has reserved 1,000,000 shares of common stock for conversion under this note. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature and accounted for it as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $86,252 at September 30, 2013 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the convertible debt issued on May 24, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,223 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twenty-four month life of the debt. The additional $24,723 adjustment between the convertible option liability and the debt discount is charged to other expense.

On June 6, 2013, we signed a convertible debenture in the amount of $500,000.  The lender paid an initial payment of $213,000 net of a “finder’s fee” discount of $25,000 and $12,000 in legal fees, on the closing date.  The lender has the right, anytime after six months from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest.  The Company is required to reserve at least 2.5 times the number of shares actually issuable upon full conversion of this debenture.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $29,216 at September 30, 2013 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

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

On August 8, 2013, we received $160,000 in a six-month note from an existing shareholder.  Terms of the note include 18% annual interest, a right to convert the note into the next equity transaction of the Company, at the conversion rate of the equity offering, and a three-year warrant to acquire 160,000 shares of common stock at $0.40 per share. The fair value of the warrant was determined to be $28,722, which will be accounted for as a debt discount and amortized to interest expense over the six-month life of the note.

Other Notes

On August 23, 2013, we signed a Merchant Agreement with Strategic Funding Source, Inc. (SFS).   Under the agreement we received $75,000 in exchange for rights to all customer receipts until SFS is paid $99,000, to be collected at the rate of $849 per business day. The payments are secured by essentially all assets of the Company.  On August 29, 2013 the agreement was modified to give the Company the right to pre-pay the note at any time prior to January 21, 2014; if pre-paid, the Company will receive a discount based on the date of pre-payment after the funding date. Discounts range from $16,500, if pre-paid within 30 days of funding to $1,500, if pre-paid within 150 days of funding.

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

As of September 30, 2013, there were no shares of Junior A, and Series A, B, C and E issued and outstanding.

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of common stock.  The number of Series D Warrants increased by 530,406 to a total of 1,047,875 and each Series D Warrant currently has an exercise price equal to $0.40 per share of common stock.  These adjustments were made in connection with our April 2012 registered direct offering in accordance with the Series D Warrant.  The Series D Warrants are exercisable beginning on the six-month anniversary of the date of issuance and expire five years from the initial exercise date.  The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement, or the prospectus contained therein, is not available for the issuance of the shares of common stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants.  The exercise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect.  Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s common stock would exceed certain thresholds.  In the event we consummate a merger or consolidation with or into another person or other reorganization event in which our shares of common stock are converted or exchanged for securities, cash or other property, or we sell, lease, license or otherwise dispose of all or substantially all of our assets or we or another person acquire 50% or more of our outstanding shares of common stock, then following such event, the holders of the Series D Warrants will be entitled to receive upon exercise of the Series D Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised the Series D Warrants immediately prior to such fundamental transaction.

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

The holders of Series E Preferred Stock were not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except that the holders of Series E Preferred Stock may have voted separately as a class on any matters that would (i) amend our Restated Articles of Organization, as amended, in a manner that adversely affects the rights of the Series E Preferred Stock, (ii) alter or change adversely the powers, preferences or rights of the Series E Preferred Stock or alter or amend the certificate of designation, (iii) authorize or create any class of shares ranking as to dividends, redemption or distribution of assets upon liquidation senior to, or otherwise pari passu with, the Series E Preferred Stock, or (iv) increase the number of authorized shares of Series E Preferred Stock. No shares of Series E Convertible Preferred Stock remain outstanding as September 30, 2013.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the warrant modification, we calculated the fair value of the warrants, as described above, using a Black-Scholes model with the below assumptions:

		Series A			Aug/Sep 2011	Feb 2012
Assumptions	Series A	(Affiliates)	Series B	Series C	Notes	PIPE
Contractual life, in years	4.1	3.1	3.1	5.1	2.1	4.6
Expected volatility	132.0%	114.1%	114.1%	121.9%	126.6%	126.6%
Risk-free interest rate	0.4%	0.4%	0.4%	0.4%	0.4%	0.4%
Exercise price	$0.60	$0.60	$0.60	$0.60	$0.60	$0.60
Fair value per warrant	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of September 30, 2013, options to acquire 1,760,750 shares were outstanding under the Plan with 39,250 shares available for future grant under the Plan.

As of September 30, 2013, options to acquire 33,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2012	1,508,500	$2.33	4,775,501	$1.35	6,284,001	6,112,335
Granted	1,896,250	.81	2,909,068	.62	4,805,318
Exercised	-	-	-	-	-
Expired	(130,000)	2.28	(116,490)	2.80	(246,490)
Forfeited	(1,669,000)	-	(880,980)	2.13	(2,549,980)
Balance outstanding, December 31, 2012	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	363,500	.40	5,347,500	0.40	5,711,000
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	(175,500)	.86	-	-	(175,500)
Balance outstanding, September 30, 2013	1,793,750	$0.72	12,034,599	$0.68	13,828,349	13,591,746

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.40 - $0.59	577,250	9.3	$0.44	467,583	9.2	$0.45
0.60 - 0.99	477,500	6.2	0.60	410,564	5.9	0.60
1.00 - 1.50	739,000	3.5	1.00	679,000	3.1	1.00
$0.40 - $1.50	1,793,750	6.1	$0.71	1,557,147	5.7	$0.73

As of September 30, 2013, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $90,136.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $20,320 for the remainder of 2013, $48,242 in 2014, $19,737 in 2015 and $1,837 in 2016.

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

 Common Stock Issuances

On January 31, 2012, we issued 100,000 shares of restricted common stock to an investor relations firm in payment of services to be rendered over one year. We recorded $72,000 for this issuance of which was amortized over the year. On March 2, 2012, we issued 22,500 shares of restricted common stock to an investor relations firm for payment of services already rendered over the prior three months. We recorded $13,950 for this issuance as expense. On April 26, 2012, we issued 17,500 shares of restricted common stock to two investor relations firms for payment of services to be rendered over one month. We recorded $9,625 for this issuance as expense. On April 27, 2012, we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over six months. We recorded $60,000 for this issuance as expense. On August 13, 2012, we issued 350,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over one year. We recorded $140,000 for this issuance of which $59,947 was recorded as expense in 2012 and $85,053 was recognized as an expense in the nine month period ending September 30, 2013. On October 17, 2012 we issued 60,000 shares of restricted common stock to three investor relations firms for services rendered and recognized $24,000 as expense. On October 18, 2012 we issued 50,000 shares of restricted common stock to an investor relations firm for services rendered and recognized $20,000 as expense. On October 19, 2012 we issued 100,000 shares of restricted common stock to an investor relations firm for services rendered and recognized $40,000 as expense.  On October 19, 2012 we issued 100,000 shares of stock to the Company’s CEO to compensate him for penalties he incurred when the Company defaulted on a loan that he had made to the Company that was subsequently not repaid and recognized an expense of $40,000. On October 29, 2012 we issued 50,000 shares of restricted common stock to an investor relations firm and recognized $20,000 in expense. On November 1, 2012 we issued 175,000 shares of restricted common stock to two investor relations firms for services rendered and recognized expense of $70,000.

  On April 18, 2013, we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over an eight-month period beginning February 1, 2013.  We recognized $40,000 as an expense during the period ended September 30, 2013. On April 18, 2013 we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over an eight-month period beginning March 18, 2013.  We recognized $65,333 as an expense during the period ended September 30, 2013 and $14,667 that will be amortized over the remaining months of service. On August 8, 2013 we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over a six-month period.  We recognized $26,500 as an expense during the period ended September 30, 2013 and $53,500 will be amortized over the remaining months of service. On September 1, 2013 we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over a three-month period.  We recognized $25,611 as an expense during the period ended September 30, 2013 and $54,389 will be amortized over the remaining months of service. On September 10, 2013, 2013 we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over a four-month period.  We recognized $6,500 as an expense during the period ended September 30, 2013 and $33,500 that will be amortized over the remaining months of service. We valued the above stock issuances using the greater of the estimated fair value of the services received or the Company’s stock price on date of issuance.

6)   Subsequent Events
We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

On October 7, 2013, we received $250,000 in a six-month note from an existing shareholder.  Terms of the note include 18% annual interest, a right to convert the note into the next equity transaction of the Company, at the conversion rate of the equity offering, and a three-year warrant to acquire 250,000 shares of common stock at $0.40 per share.

On October 10, 2013, the April 11, 2013 note for $275,000 was amended to change the lenders right to convert and the borrower’s right to repay to December 10, 2013.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results Of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

-	our need for, and our ability to raise additional equity or debt financing on acceptable terms, if at all;
-	our belief that we have sufficient liquidity to finance normal operations until the end of November 2013;
-	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing in the future;
-	the amount of cash necessary to operate our business;
-	the amount of grant revenue and anticipated uses of grant revenue in future periods;
-	our plans and expectations with respect to our pressure cycling technology (PCT) operations;
-	the potential applications for PCT;
-	the expected expenses, benefits and results from our research and development efforts;
-	the expected benefits and results from our collaboration efforts, strategic alliances and joint ventures;
-	the expected increase in number of PCT units installed and the increase in revenues from sale of consumable products and extended service contracts;
-	the potential size of the market for biological sample preparation;
-	general economic conditions; and
-	the anticipated future financial performance and business operations of our Company.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result there is substantial doubt about our ability to continue as a going concern.  Based on our current projections, including equity and debt financing completed subsequent to September 30, 2013, we believe our current cash resources will enable us to fund normal operations until the end of November 2013.  During the quarter ended September 30, 2013 the Company signed agreements to borrow $160,000 and $75,000 from two lenders on August 8 and August 23, 2013, respectively.   We also received $250,000 on a six-month note from an existing shareholder on October 7, 2013.  Please see Note 6 of the condensed consolidated financial statements, Subsequent Events.

We need substantial additional capital to fund normal operations in periods beyond November 2013.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

We reported a number of accomplishments in the first ten months of 2013.

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

●
On May 16th, we reported the publication of a breakthrough method for lipid analysis in fecal material, developed by a team led by Dr. Bruce Kristal (Harvard Medical School and the Brigham and Women’s Hospital).  We believe that this new method can help increase the understanding of diseases and disorders related to gastrointestinal (GI) disorders.

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

●
On February 12th, we announced that Dr. Mickey Urdea had been appointed to the Board of Directors of PBI.  Dr. Urdea is one of the most well-known entrepreneurs and leaders in biotechnology today, having founded two successful companies (Halteres Associates and Tethys Bioscience) over the past ten years.  Earlier in his career, Dr. Urdea led the infectious diseases R&D groups at Chiron Corporation and Bayer Diagnostics.  He has also been on the Scientific Advisory Boards of numerous life sciences companies and has been an advisor and consultant to the Bill and Melinda Gates Foundation Diagnostic Forum.

Results of Operations

Comparison for the three months ended September 30, 2013 and 2012

Revenue

We recognized revenue of $420,762, for the three months ended September 30, 2013 as compared to $391,616 during the three months ended September 30, 2012, an increase of $29,146 or 7%.  This increase is due to an increase in PCT products and services revenue, primarily driven by an increase in the sale of consumable products.

PCT Products, Services, Other. Revenue from the sale of PCT products and services increased 10% to $327,958 for the three months ended September 30, 2013 as compared to $297,867 during the three months ended September 30, 2012.  Sales of consumables for the three months ended September 30, 2013 were $51,450 compared to $27,993 during the same period in the prior year, an increase of approximately 84%.

Grant Revenue.  During the three months ended September 30, 2013, we recorded $92,804 of grant revenue compared to $93,749 in the comparable period in 2012.  In February 2013, we began to work on a Phase I SBIR grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the extraction of DNA for next generation sequencing platforms.  Work on this grant was completed in July 2013. We also continued to work on a Phase II grant received in October 2011 from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms, such as anthrax.    Work on this grant was completed in September 2013.

Cost of PCT Products and Services

The cost of PCT products and services was $175,995 for the three months ended September 30, 2013 compared to $108,689 for the comparable period in 2012.  Our gross profit margin on PCT products and services was 46% for the three months ended September 30, 2013, as compared to 64% for the prior period.  In the three months ended September 30, 2013 we sold two Constant Systems (“CS”) pressure-based instruments through our recently expanded, strategic alliance with CS. As a value-added distributor of CS equipment, we expect gross margins on their products will be lower, compared to gross margins on our own products.  However, we believe the impact of these lower margins added into our product mix will be off set by increased awareness and sales expected in both product lines through the strategic alliance. CS equipment has been part of our product line since the third quarter of 2012. The 2013 cost of PCT products and services include $22,000 in third party costs associated with the DOD grants.

Research and Development

Research and development expenditures were $280,276 during the three months ended September 30, 2013 as compared to $247,717 in the same period in 2012, an increase of 13%.  The increase is from an additional $23,025 in stock based compensation and $6,995 in depreciation.

Research and development expense recognized in the three months ended September 30, 2013 and 2012 included $44,658 and $21,633 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $190,882 for the three months ended September 30, 2013 from $164,313 for the comparable period in 2012, an increase of $26,569 or 16%.  This increase is primarily attributed to additional, part-time marketing salaries incurred in 2013.

During the three months ended September 30, 2013 and 2012, selling and marketing expense included $17,024 and $17,877 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $617,642 for the three months ended September 30, 2013 as compared to $557,417 for the comparable period in 2012, an increase of $60,225 or 11%.  The increase is primarily related to increases in investor relations and other outside service fees offset by lower legal fees.

During the three months ended September 30, 2013 and 2012, general and administrative expense included $30,549 and $57,216 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $844,033 for the three months ended September 30, 2013 as compared to $686,520 for the comparable period in 2012, an increase of $157,513 or 23%.  The increased operating loss resulted from increased operating expenses, primarily our expanded strategic alliance with CS, our increased marketing efforts, and our expanded investor relations programs.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $158,162 for the three months ended September 30, 2013 as compared to interest expense of $10,540 for the three months ended September 30, 2012.  We recorded $27,292 of accrued interest and $130,870 of amortized debt discount for the three months ended September 30, 2013 related to a series of promissory notes.

Change in Fair Value of Derivative Liabilities

During the three months ended September 30, 2013, we recorded non-cash income of $114,739 versus expense of $98,978 for warrant revaluation in our condensed consolidated statements of operations due to the change in the fair value of the warrant liability related to warrants issued in our Series D registered direct offering.  We also recorded net other income of $216,374 due to the change in fair value of the conversion option liabilities at the end of the period. The change in fair value of the warrants and the conversion option liabilities was primarily due to the stock price at quarter-end and time remaining on the warrants and conversion option. Components of the fair value calculations can be found in Note 3 of these condensed consolidated financial statements.

Net Loss to Common Shareholders

         During the three months ended September 30, 2013, we recorded a net loss to common shareholders of $716,152 or $(0.06) per share, as compared to a net loss to common shareholders of $925,827 or $(0.09) per share in the three months ended September 30, 2012.  The decrease in net loss per share is primarily due to the gains derived from the reduction of the derivative liabilities in 2013 compared to a loss in 2012.  See Note 3 of the Notes to condensed consolidated  financial statements under the “Computation of Loss per Share” heading.

Comparison for the nine months ended September 30, 2013 and 2012

Revenue

We recognized revenue of $1,149,236 for the nine months ended September 30, 2013 as compared to $1,022,185 during the nine months ended September 30, 2012, an increase of $127,051 or 12%.  This increase is due to an increase in both product and grant revenue.

PCT Products, Services, Other. Revenue from the sale of PCT products and services was $746,050 for the nine months ended September 30, 2013 as compared to $687,023 during the nine months ended September 30, 2012, an increase of $59,027 or 9%. The revenue increase included the sales of the Constant Systems product line in 2013.

Grant Revenue.  During the nine months ended September 30, 2013, we recorded $403,186 of grant revenue compared to $335,161 in the nine months ended September 30, 2012.  We have finished work on a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms, and on a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of DNA for next generation sequencing systems.

Cost of PCT Products and Services

The cost of PCT products and services was $364,368 for the nine months ended September 30, 2013 compared to $296,086 for the comparable period in 2012.  Our gross profit margin on PCT products and services was 51% for the nine months ended September 30, 2013, as compared to 57% for the prior year period.  The 2013 cost of PCT products and services include $66,000 of third party costs associated with the DOD grants.

Research and Development

Research and development expenditures were $787,142 for the nine months ended September 30, 2013 as compared to $775,635 in the same period in 2012, an increase of $11,507 or 1%.   We capitalized approximately $50,000 of engineering expenses to Inventory as overhead as a one-time implementation charge in 2012.

Research and development expense recognized in the nine months ended September 30, 2013 and 2012 included $50,161 and $27,758 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $573,174 for the nine months ended September 30, 2013 from $570,578 for the comparable period in 2012, an increase of $2,596, or less than 1%.

During the nine months ended September 30, 2013 and 2012, selling and marketing expense included $21,216 and $24,659 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,851,634 for the nine months ended September 30, 2013 as compared to $1,713,778 for the comparable period in 2012, an increase of $137,856 or 8%.  We incurred increased audit, legal, and investor relations fees in the current period, compared the same period in 2012.

During the nine months ended September 30, 2013 and 2012, general and administrative expense included $48,871 and $64,398 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $2,427,082 for the nine months ended September 30, 2013 as compared to $2,333,893 for the comparable period in 2012, an increase of $93,189 or 4%.  The increased operating loss resulted primarily from increased operating expenses of $151,959 offset by increased revenues and profit margins of $58,769.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $230,176 for the nine months ended September 30, 2013 as compared to interest expense of $71,067 for the nine months ended September 30, 2012.  We recorded $47,261 of interest expense for the nine months ended September 30, 2013 related to our convertible loans and promissory note.  We also amortized approximately $182,915 of imputed interest against the debt discount on these loans relating to the conversion option, warrants issued with the debt and fees incurred in conjunction with these loans.

Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2013, we recorded non-cash expense of $9,325 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in Series D registered direct offering.  This increase in fair value was primarily due to a higher stock price at quarter-end and time remaining on warrants. We also recorded net other income of $358,797 due to the change in fair value of the conversion option liabilities at the end of the period. During the nine months ended September 30, 2013 we also recorded a non-cash expense of $208,709 upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments. Components of the fair value calculations can be found in Note 3 of the condensed consolidated financial statements.

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

Net Loss to Common Shareholders

During the nine months ended September 30, 2013, we recorded a net loss to common shareholders of $3,284,154 or $(0.28) per share, as compared to a net loss to common shareholders of $3,264,371 or $(0.34) per share in the nine months ended September 30, 2012.  The decrease in net loss per share is primarily due to an increase in the number of outstanding shares of common stock resulting from the issuance of shares of common stock upon conversion of convertible preferred stock.  We recorded a deemed dividend of $190,891 in connection with the Series C Warrants exchange in 2012 compared to a deemed dividend of $651,182 in connection with the issuance of Series J Convertible Preferred Stock in 2013.  See Note 3 of the Notes to condensed consolidated  financial statements under the “Computation of Loss per Share” heading.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2013, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern.  Based on our current projections, including equity and debt financing completed subsequent to September 30, 2013, described in Note 6 of the condensed consolidated financial statements, we believe our current cash resources will enable us to fund normal operations until the end of November 2013.

We will need substantial additional capital to fund our operations in periods beyond November 2013.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operating activities for the nine months ended September 30, 2013 was $1,561,123 as compared to $1,619,448 for the nine months ended September 30, 2012.  Cash used in operations decreased by $125,331in 2013 as compared to 2012, while net cash provided by changes in operating assets and liabilities was down by $67,006 in 2013 as compared with 2012.

Cash used in investing activities, primarily research equipment, for the nine months ended September 30, 2013 was $55,052. Cash used in investing activities in 2012 was not significant.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $1,681,394 as compared to $1,446,962 for the same period in the prior year.  The cash from financing activities in the period ending September 30, 2013 included $896,503 from convertible and other debt, net of fees and original note discounts, and $896,595 in equity proceeds, net of $24,405 in legal fees, from our Series J Convertible Preferred Stock offering.

On October 7, 2013 we received $250,000 in a six-month note from an existing shareholder.  Terms of the note include 18% annual interest, a right to convert the note into the next equity transaction of the Company, at the conversion rate of the equity offering, and a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.40 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2013 is due to our continued limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2012.  These material weaknesses are the following:

●
A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

●
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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three and nine month period ended September 30, 2013, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Common Stock and Common Stock Issuances

Please reference footnote (5) Stockholders’ Deficit, of these condensed consolidated financial statements, for certain issuances of shares of common stock on April 18, May 20, August 8, September 1 and September 10, 2013.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering

Series J Convertible Preferred Stock

Please reference footnote (5) Stockholders’ Deficit, of these condensed consolidated financial statements under the heading Series J Convertible Preferred Stock. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) and Rule 506 of Regulation D under the Securities Act, for transactions not involving a public offering

       Convertible Notes

  Please reference footnote (4) Commitments and Contingencies, of these condensed consolidated financial statements under the heading Convertible Debt. The six month note dated August 8, 2013 is held by an accredited investor and is convertible into the next equity offering of the company, at the holder’s option, at the price of the transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.1 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 7, 2013	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 7, 2013	By:	/s/Richard P. Thomley
Richard P. Thomley Chief Financial Officer (Principal Financial and Accounting Officer)