Form 10-K
period 2013-12-31
PRESSURE BIOSCIENCES INC
filed 2014-03-31
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013 or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2013 was  $3,640,182  based on the closing price of $0.34 per share of Pressure BioSciences, Inc. Common Stock as quoted on the OTC Markets QB exchange on that date.

As of March 31, 2014, there were 12,624,267 shares of the registrant’s Common Stock outstanding.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we have sufficient liquidity to finance normal operations until August 2014;
●	the options we may pursue in light of our financial condition;
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●
the expected increase in the number of pressure cycling technology (“PCT”) and constant pressure (“CP”) based  units installed and the increase in revenues from the sale of consumable products and extended service contracts;

●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing our resources in the market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation in biomarker discovery, forensics, and histology and for other applications;
●	the capabilities and benefits of our PCT sample preparation system, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT and our other products.

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

Throughout this document we use the following terms: Barocycler®, PULSE®, and BioSeq®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM and the PCT ShredderTM, all of which are unregistered trademarks of the Company.

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

We are also the exclusive distributor throughout all of the Americas for the Constant Systems cell disruption equipment, parts, and consumables.  Constant Systems, Ltd (“CS”), a British company located about 90 minutes northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment required by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has nearly 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

The CS pressure-based cell disruption equipment and the PBI PCT instrumentation complement each other in several important ways.  While both the CS and PBI technologies are based on high pressure, each product line has fundamental scientific capabilities that the other does not offer.  PBI’s PCT Platform uses certain patented pressure mechanisms to achieve small-scale, molecular level effects.  CS’s technology uses different, proprietary pressure mechanisms for larger-scale, non-molecular level processing.  In a number of routine laboratory applications, such as protein extraction, both effects can be critical to success. Therefore, for protein extraction and a number of other important scientific applications, we believe laboratories will benefit by using the CS and PBI products, either separately or together.

Within the broad field of biological sample preparation, we focus the majority of our PCT and CP product development efforts in three specific areas: biomarker discovery (primarily through mass spectrometric analysis), forensics and histology.

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

A mass spectrometer is one of the laboratory instruments used in the analysis of biological samples, primarily proteins, in life sciences research. It is frequently used to help discover biomarkers. According to a recently published market report by Transparency Market Research (www.transparencymarketresearch.com) "Spectrometry Market (Atomic, Molecular and Mass Spectrometry) - Global Scenario, Trends, Industry Analysis, Size, Share & Forecast 2011 – 2017," the global spectrometry market was worth $10.2 billion in 2011 and is expected to reach $15.2 billion in 2017, growing at a compound annual growth rate of 6.9% from 2011 to 2017. In the overall global market, the North American market is expected to maintain its lead position in terms of revenue until 2017 and is expected to have approximately 36.2% of the market revenue share in 2017 followed by Europe. We believe that both PCT and CP based products offer significant advantages in speed and quality compared with current techniques used in the preparation of samples for mass spectrometry analysis.

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

We have experienced negative cash flows from operations with respect to our business since inception. As of December 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity financing subsequent to December 31, 2013, we believe our current cash resources will enable us to extend our cash resources until August 2014.

As a result, the audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2013, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2013 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Developments

Despite the continued uncertainty in the capital markets during 2013 that negatively affected the overall capital budgets of our existing and prospective customers, and notwithstanding our limited financial resources during such time, we reported a number of accomplishments during 2013 including:

2013

●	On December 12th, we filed a current report on Form 8K relating to the close of the first tranche ($1 million) of a $1.5 million Convertible Preferred Stock and Common Warrant transaction.

●
On November 7th, we announced Q3 2013 financial results, including record quarterly total revenue, record quarterly products and services revenue, record quarterly consumable sales, and record quarterly Shredder Systems sales.

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

●	On May 20th we closed the third and final tranche of an over-subscribed $1.5 million Convertible Preferred Stock and Common Warrant transaction, in which the Company received a total of $2,034,700.

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

Liquidity

Management has developed a plan to continue operations. This plan includes reducing expenses, streamlining operations, and obtaining capital through an equity and/or debt financing including our most recently completed financing on February 28, 2014 (the “Series K Private Placement”). In the Series K Private Placement, we sold units consisting of Preferred Stock convertible into the Company’s Common Stock (“Common Stock”) and warrants to purchase shares of Common Stock for net aggregate proceeds of approximately $2,849,110 in three tranches of $1,000,000, $1,218,750 and $630,360, respectively. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure our investors that our plans to address these matters in the future will be successful. Additional financing may not be available to us on a timely basis or on terms acceptable to us, if at all. In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

●
severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business. The accompanying financial statements do not include adjustments that may be required in the event of the disposal of assets or the discontinuation of the business;

●
obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products;

●	or obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

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

We believe that our existing PCT and CP-based instrumentation and related consumable products fill an important and growing need in the sample preparation market for the safe, rapid, versatile, reproducible and quality extraction of nucleic acids, proteins and small molecules from a wide variety of plant and animal cells and tissues.

Biomarker Discovery - Mass Spectrometry

      A biomarker is any substance (e.g., protein) that can be used as an indicator of the presence or absence of a particular disease-state or condition, and to measure the progression and effects of therapy.  Biomarkers can help in the diagnosis, prognosis, therapy, prevention, surveillance, control, and cure of diseases and medical conditions.

       A mass spectrometer is a laboratory instrument used in the analysis of biological samples, primarily proteins, in life sciences research. It is frequently used to help discover biomarkers. According to a recently published market report by Transparency Market Research (www.transparencymarketresearch.com) "Spectrometry Market (Atomic, Molecular and Mass Spectrometry) - Global Scenario, Trends, Industry Analysis, Size, Share & Forecast 2011 – 2017," the global spectrometry market was worth $10.2 billion in 2011 and is expected to reach $15.2 billion in 2017, growing at a compound annual growth rate of 6.9% from 2011 to 2017. In the overall global market, the North American market is expected to maintain its lead position in terms of revenue till 2017 and is expected to have approximately 36.2% of the market revenue share in 2017 followed by Europe. We believe PCT and CP-based products offes significant advantages in speed and quality compared with current techniques used in the preparation of samples for mass spectrometry analysis.

Our plan is to focus primarily on the application of PCT-enhanced protein extraction and CP-based digestion for the mass spectrometry market and the advantages of PCT and CP in this market, and the use of PCT and CP in biomarker discovery, soil and plant biology, counter bio-terrorism and tissue pathology applications.

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

Collaboration Program

Our collaboration program is an important element of our business strategy. Initiating a collaboration with a researcher involves the installation of a Barocycler instrument for an agreed upon period of time of approximately three to six months, and the execution of an agreed upon work plan. Our primary objectives for entering into a collaboration agreement include:

●	the development of a new application for PCT and CP in sample preparation;
●	the advancement and validation of our understanding of PCT and CP within an area of life sciences in which we already offer products;
●	the demonstration of the effectiveness of PCT and CP to specific research scientists who we believe can have a positive impact on market acceptance of PCT; and
●	the expectation of peer-reviewed publications and/or presentations at scientific meetings by a third party on the merits of PCT and CP.

Since we initiated our collaboration program in June 2005, third party researchers have cited the use of our PCT platform in publications and presentations. We believe that this program has provided and continues to provide us with independent and objective data about PCT from well-respected laboratories in the United States and throughout the rest of the world.

Company Products

We believe our PCT and CP products allow researchers to improve scientific research studies in the life sciences field. Our products are developed with the expectation of meeting or exceeding the needs of research scientists while enhancing the safety, speed and quality that is available to them with existing sample preparation technology.

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

Barocycler HUB440 – The Barocycler HUB440 was introduced to collaborators in the electron paramagnetic resonance (“EPR”) market in 2011 for testing in a laboratory environment, and to elicit feedback from research scientists on performance and capabilities.  The Barocycler HUB440 is capable of creating and controlling hydrostatic pressure from 35 Bar (500 psi) to 4,000 Bar (58,000 psi).  It is computer controlled, and runs on software that was specially-written by PBI in LabVIEW (by National Instruments Corporation). PBI owns the rights and has a license to use the specialty LabVIEW software. The Barocycler HUB440 is the first portable, ready to use pressure generator for the laboratory bench.  We believe that over the coming years, the Barocycler HUB440 will be the main instrument in the Company’s pressure-based instrument line.

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

Cell Disruption Instrumentation

We are also the exclusive distributor throughout all of the Americas for the Constant Systems cell disruption equipment, parts, and consumables. Constant Systems, Ltd (“CS”), a British company located about 90 minutes northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment required by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has nearly 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

The CS pressure-based cell disruption equipment and the PBI PCT instrumentation complement each other in several important ways.  While both the CS and PBI technologies are based on high pressure, each product line has fundamental scientific capabilities that the other does not offer.  PBI’s PCT Platform uses certain patented pressure mechanisms to achieve small-scale, molecular level effects.  CS’s technology uses different, proprietary pressure mechanisms for larger-scale, non-molecular level processing.  In a number of routine laboratory applications, such as protein extraction, both effects can be critical to success. Therefore, for protein extraction and a number of other important scientific applications, we believe laboratories will benefit by using the CS and PBI products, either separately or together.

Baracycler Consumable Products

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

In October 2011, we were awarded a contract for approximately $850,000 from the Department of Defense (“DoD”) to help fund the development of a PCT-based system to improve the processing of pathogenic organisms, specifically viruses and bacteria.  The contract funded studies until September 2013.

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

Manufacturing and Supply

BIT Group USA, formerly Source Scientific, LLC, currently provides all of the manufacturing and assembly services for our Barocycler NEP2320 and Barocycler NEP3229 instrumentation products under an informal, unwritten understanding.  We currently manufacture and assemble the Barocycler HUB440, the Shredder SG3, and the MicroTubes at our South Easton facility.  We plan to continue to utilize BIT Group USA as our primary assembler and contract manufacturer of our current, and future, Barocycler NEP 2320 and 3229 instruments.  Until we develop a broader network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

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

●	XstreamPCT™ HPLC Digestion Module - For automated, in-line, on-demand PCT-enhanced protein digestion; the first module in PBI's PCT-based HPLC platform.

●	Barocycler HT Multiwell (24-384) - For high throughput, PCT-enhanced biomolecule extraction/accelerated enzymatic digestion with the capability of processing 48 - 384 samples.

●
Barocycler HUB880 High Pressure - The next in the line of modular, high pressure generating instruments, the Barocycler HUB880 will be capable of creating and controlling hydrostatic pressure from 35 Bar (500 psi) to approximately 7,000 Bar (100,000 psi).  The higher pressure limit of the Barocycler HUB880 will be nearly two times the upper limit of its’ sister instrument, the Barocycler HUB440. This higher limit will allow users to study the effects of pressure on substances (e.g., certain proteins) that do not react to pressures below 58,000 psi. Like the Barocycler HUB440, the Barocycler HUB880 will be computer controlled and run on software specially-written by PBI in LabVIEW. (by National Instruments Corporation). The Barocycler HUB880 will be the first portable, ready to use pressure generator for the laboratory bench that can reach pressures between 60,000 and 100,000 psi.  We believe that over the coming years, the Barocycler HUB880 will be one of the main instruments in the Company’s pressure-based instruments line.

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

Foreign Distributor Network

Currently, we have 11 distribution arrangements covering 22 countries in Europe, Asia and Australia.  In June 2008, we entered into a distribution agreement with Veritas Corporation (“Veritas”) of Tokyo, Japan pursuant to which we granted Veritas exclusive distribution rights to all of our products in Japan. This agreement extends through December 31, 2013. In October 2011, we entered into a distribution agreement with IUL Instruments GmbH (“IUL”) of Germany pursuant to which we granted IUL exclusive distribution rights to all of our products in Germany and Switzerland through March 31, 2014. In November 2011, we entered into a distributor agreement with Oroboros Instruments Corp. (“Oroboros”) of Austria pursuant to which we granted Oroboros non-exclusive world-wide distribution rights to the PBI Shredder SG3 System and related products through December 31, 2013.  In March and July 2012, we entered into a distribution agreement with six companies pursuant to which we granted non-exclusive distribution rights to certain PCT products in six European and Asian countries and Australia through December 2013.  In October 2012, we entered into a supply agreement with Cole Parmer Corporation pursuant to which we granted Cole Parmer non-exclusive, worldwide distribution rights to our PBI Shredder SG3 System and related consumables through December 2014.  In November 2012, we entered into a distribution agreement with UK-based Constant Systems (“CS”), pursuant to which we granted Constant Systems non-exclusive distribution rights to certain of our PCT SPS product line in 12 European and Asian countries. This Agreement terminates on May 31, 2014.  In June 2013, CS and PBI signed an expanded Distribution Agreement that made PBI the exclusive distributor of CS products throughout all of the Americas; this Agreement also terminates on May 31, 2014.  CS and PBI began discussions in January 2014 to extend both agreements for a minimum of two years.

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

License Agreements Relating to Pressure Cycling Technology

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc., a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the years ended December 31, 2013 and 2012, we incurred approximately $23,785 and $23,634, respectively, in royalty expense associated with our obligation to BioMolecular Assays, Inc.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. The minimum annual royalty for 2012 was $10,000. Our only obligation for 2013 was a minimum royalty payment of $4,025.

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

Employees

At December 31, 2013, we had 9 full-time employees and 3 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

ITEM 1A    RISK FACTORS.

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

As of March 25, 2014, we had available cash of approximately $314,896. We require additional capital to fund our operations and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations. As of March 25, 2014, we had available cash of approximately $314,896 which, based on current projections, including additional fund raising, will be sufficient to fund operations until August 2014. We need substantial additional capital to fund our operations beyond August 2014.

We have received an opinion from our independent registered public accounting firm expressing substantial doubt regarding our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2013 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has developed a plan to continue operations. This plan includes further reductions in expenses and obtaining equity or debt financing including our most recently completed financing on February 28, 2014  in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of Common Stock for net proceeds of approximately $630,360.  Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

We concluded that as of December 31, 2013, our disclosure controls and procedures and our internal control over financial reporting were not effective.  As described in Item 9A of this Annual Report on Form 10-K, we have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions.  If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets.   In addition, investors may lose confidence in our reported information and the market price of our Common Stock may decline.

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

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2013, we recorded a net loss applicable to common shareholders of $5,247,450, or ($0.44) per share, as compared with $4,400,215, or ($0.43) per share, of the corresponding period in 2012. We expect to continue to incur operating losses until sales of our PCT and CP products increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

Our financial results depend on revenues from our pressure cycling technology products and services, and from government grants.

We currently rely on revenues from our PCT and CP technology products and services in the sample preparation area and from revenues derived from grants awarded to us by governmental agencies, such as the National Institutes of Health. We have been unable to achieve market acceptance of our product offerings to the extent necessary to achieve significant revenue. Competition for government grants is very intense, and we can provide no assurance that we will continue to be awarded grants in the future. If we are unable to increase revenues from sales of our pressure cycling technology products and services and government grants, our business will fail.

We may be unable to obtain market acceptance of our pressure cycling technology products and services.

Many of our initial sales of our pressure cycling technology products and services have been to our collaborators, following their use of our products in studies undertaken in sample preparation for genomics, proteomics and small molecules studies. Later sales have been to key opinion leaders.  Our technology requires scientists and researchers to adopt a method of sample extraction that is different than existing techniques. Our PCT sample preparation system is also more costly than existing techniques. Our ability to obtain market acceptance will depend, in part, on our ability to demonstrate to our potential customers that the benefits and advantages of our technology outweigh the increased cost of our technology compared with existing methods of sample extraction. If we are unable to demonstrate the benefits and advantages of our products and technology as compared with existing technologies, we will not gain market acceptance and our business will fail.

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

We currently rely on BIT Group USA (“BIT Group”), a third party contract manufacturer, to manufacture our PCT instrumentation, provide engineering expertise, and manage the majority of our sub-contractor supplier relationships. Because of our dependence on one manufacturer, our success will depend, in part, on the ability of BIT Group to manufacture our products cost effectively, in sufficient quantities to meet our customer demand, if and when such demand occurs, and meeting our quality requirements. If BIT Group experiences manufacturing problems or delays, or if BIT Group decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace BIT Group, there will be a disruption in our business and we would incur additional costs and delays that would harm our business.

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

      The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2013, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock.

As of December 31, 2013, all of the shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of Common Stock.  As of December 31, 2013 only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were outstanding.  Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase Common Stock. In addition, as of December 31, 2013, the company has issued notes convertible into common stock at prices ranging from $0.14 to $0.40 per common share.  If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were converted into shares of Common Stock and all outstanding warrants to purchase shares of Common Stock were exercised and all notes were converted, each as of March 31, 2014, an additional 40,396,735 shares of Common Stock would be issued and outstanding.  This additional issuance of shares of Common Stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our Common Stock.

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

The price of Common Stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.15 to a high of $0.97 since January 1, 2012. Many factors could have a significant impact on the future price of our shares of Common Stock, including:

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

    Our restated articles of organization, as amended, currently authorize the issuance of up to 50,000,000 shares of Common Stock and 1,000,000 shares of preferred stock. As of March 31, 2014, we had 12,624,267 shares of Common Stock issued and outstanding; 300 units of Series D issued and outstanding (convertible into 750,000 shares of Common Stock); 145,320 shares of Series G Convertible Preferred Stock (convertible into 1,453,200 shares of Common Stock); 5,087.5 shares of Series J Convertible Preferred Stock (convertible into 5,087,500 shares of Common Stock), 10,000 shares of Series H Convertible Preferred Stock (convertible into 1,000,000 shares of Common Stock) 10,729 shares of Series K Convertible Preferred Stock (convertible into 19,019,700 shares of Common Stock); outstanding options and warrants to purchase an aggregate of 19,994,535 shares of Common Stock; and convertible debt convertible into 932,500 shares of Common Stock. In September 2012 we increased the number of our authorized shares of Common Stock from 20,000,000 to 50,000,000. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.    PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $4,800 per month, on a lease extension, signed on December 31, 2013, that expires December 31, 2014, for our corporate office.

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

ITEM 3.    LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or our subsidiary, threatened against or affecting our company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

The following table sets forth, for the periods indicated, the high and low sales price and the high and low bids, as applicable, per share of Common Stock, as reported by the OTC Markets from January 1, 2012 through December 31, 2013.

	Year Ended December 31, 2013
	High	Low
First Quarter	$0.51	$0.20
Second Quarter	$0.42	$0.23
Third Quarter	$0.33	$0.20
Fourth Quarter	$0.29	$0.16

	Year Ended December 31, 2012
	High	Low
First Quarter	$0.97	$0.50
Second Quarter	$0.75	$0.20
Third Quarter	$0.63	$0.21
Fourth Quarter	$0.44	$0.15

Authorized Capital

As of December 31, 2013, we were authorized to issue 50,000,000 shares of Common Stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock and 15,000 shares as Series K Convertible Preferred Stock.

As of December 31, 2013, there were 12,024,267 shares of Common Stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; Series E Convertible Preferred Stock.  As of December 31, 2013 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 750,000 shares of Common Stock,  145,320 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 1,453,200 shares of Common Stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 1,000,000 shares of Common Stock, 5,087.5 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 5,087,500 shares of Common Stock, and 4,000 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 4,000,000 shares of Common Stock.

Approximate Number of Equity Security Holders

     As of December 31, 2013, there were approximately 201 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

As of December 31, 2013, dividends issued or to be issued for the years ended December 31, 2013 and 2012 are outlined in the table below.

	Common shares issued			Common shares to be issued
	For The Year Ended December 31,			For The Year Ended December 31,
	2013	2012		2013	2012
Series A	-	-	Series A	-	-
Series B	-	96,966	Series B	-	-
Series C	-	64,621	Series C	-	-
Series D	-	-	Series D	-	-
Series E	-	622,837	Series E	-	-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series J	-	-	Series J	-	-
Series K	-	-	Series K	-	-
	-	784,424		-	-

	Dividends paid in Common Stock or cash			Dividends payable
	For The Year Ended December 31,			For The Year Ended December 31,
	2013	2012		2013	2012
Series A	$-	$-	Series A	$-	$-
Series B	-	69,647	Series B	-	-
Series C	-	10,609	Series C	-	-
Series D	-	-	Series D	-	-
Series E	60,000	359,430	Series E	-	60,000
Series G	-	-	Series G	89,527	-
Series H	-	-	Series H	-	-
Series J	-	-	Series J	95,341	-
Series K	-	-	Series K	3,131	27,584
	$60,000	$439,686		$187,999	$87,584

Recent Sales of Unregistered Securities

On January 29 and February 28, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various individuals (each, a “Purchaser”), pursuant to which the Company sold an aggregate of 4,875 units for a purchase price of $250.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $1,218,750 and 1,854 units for a Purchase Price of $340.00 per unit or an aggregate Purchase Price of $630,360 respectively.  This represents the second and third tranches of a $1.5 million private placement (the “Private Placement”).  One or more additional tranches in the Private Placement may close on or before April 4, 2014.  Each unit purchased in the first three tranches (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”) and (ii) a warrant to purchase 500 shares of Common Stock at an exercise price equal to $0.3125, for the second tranche and $0.425 for the third tranche, per share, with a term expiring three years from the respective closing date  (“Warrant”).  Of the $2,849,110 invested in the first three tranches of the Private Placement, $2,028,404 was received in cash and $820,706 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.  The Purchasers in the first three tranches of the Private Placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

Repurchases by Pressure BioSciences, Inc.

During 2013, the Company exchanged 1,000,000 shares of Common Stock held by an investor for 10,000 shares of Series H Convertible Preferred stock.

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

We have experienced negative cash flows from operations with respect to our PCT business since our inception. As of December 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity financing subsequent to December 31, 2013, we believe our current cash resources will enable us to extend our cash until August 2014.

As a result, the audit report issued by our independent registered public accounting firm on our consolidated audited financial statements for the fiscal year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2013 states that there is substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2013 to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter or possibly discontinue operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management has developed a plan to continue operations. This plan includes reducing expenses, streamlining operations, and obtaining capital through equity and/or debt financing. Our most recent financing, the second and third tranches of which closed on January 29 and February 28, 2014, respectively, and that is expected to close on or about April 4, 2014, is a private placement (the “Private Placement”) that has resulted in net cash proceeds of $2,849,110 to the Company through March 28, 2014. The Private Placement terms and structure are as follows:

On December 12, 2013,  January 29, 2014 and February 28, 2014, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various individuals (each, a “Purchaser”), pursuant to which we sold an aggregate of 4,000 units for a purchase price of $250.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $1,000,000, 4,875 units for a purchase price of $250.00 per unit, or an aggregate Purchase Price of $1,218,750 and 1,854 units for purchase price of $340.00, or an aggregate Purchase Price of $630,360, respectively.  This represents the first, second and third tranches of the $1.5 million Private Placement which was subsequently increased to $3.5 million.  One or more additional tranches in the Private Placement may close on or before April 4, 2014.  Each unit purchased in the tranches (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”) and (ii) a warrant to purchase 500 shares of Common Stock at an exercise price equal to $0.3125 per share in the first and second tranche and $0.425 per share in the third tranche, with a term expiring three years from the respective closing date  (“Warrant”).  Of the $2,849,110 invested in the first three tranches of the Private Placement, $2,028,404 was received in cash and $820,706 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.  The Purchasers in the first three tranches of the Private Placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

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

In October 2011, we were awarded a contract of approximately $850,000 from the Department of Defense to help fund the development of a PCT-based system to improve the processing of pathogenic organisms, specifically viruses and bacteria.  The contract funded studies until approximately September 2013.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2013 as compared with December 31, 2012

Revenue

We had total revenue of $1,503,288 in the year ended December 31, 2013 as compared with $1,238,217 in the prior year, a 21% increase.

Products, Services, and Other. Revenue from the sale of products and services was $1,046,678 in the year ended December 31, 2013 as compared with $809,308 in the year ended December 31, 2012 an increase of $237,370 or 29%. During 2013, we had significant sales to our primary distribution partner in the international markets, Constant Systems.  We generated consumable sales of $157,676 for the year ended December 31, 2013 as compared with $85,493 during the similar period of the prior year, an increase of $72,183, or 84%. Customers order higher volumes of consumables with their initial order of our PCT and CP instrument systems thus consumables sales will increase as more instrument systems are installed.  Sales of our PCT Sample Preparation Accessories increased to $113,435 in 2013 from $93,712 in 2012, an increase of $19,723, or 21%. The number of PCT and CP instrument sales and active leases decreased during 2013 as compared with 2012. The decrease in revenue from instrument sales and leases during 2013 was offset by increased sales of our SG3 Shredder System, sales of the more expensive and higher gross margin Barocycler HUB440 PCT System, and sales of PCT and CP instrument accessories. PCT Instrument Accessories include our MicroTube Adapter Kit Work Stations, Elevated Temperature Kits, Data Acquisition and Control with Software, P-Jump Kit, Reaction Chambers, and EPR Pressure Cells.  Our new Austrian distributor for the SG3 Shredder System purchased 18 systems during 2013.

Grant Revenue. During 2013, we recorded $456,610 of grant revenue as compared with $428,909 in 2012. We completed work on a SBIR Phase II contract received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms in the third quarter of 2013.  We completed all billable work on the grant from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of cancer and other samples in the second quarter of 2013.

Cost of Products and Services

The cost of products and services was $567,828 for the year ended December 31, 2013, as compared with $416,415 in 2012. Our gross profit margin on products and services was 46% for the year ended December 31, 2013 vs. 48% at December 31, 2012.  The change is primarily due to lower margins realized on sales of Constant Systems cell disruption products.  The relationship between the cost of products and services and products revenue depends greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products and instrument accessories that we sell in a given period.

Research and Development

Research and development expenditures were $1,035,426 for 2013 compared to $965,623 in 2012, an increase of $69,803 or 7%. Research and development expense included $56,736 and $30,034 of non-cash, stock-based compensation in 2013 and 2012, respectively.  In addition we incurred additional rent expense of $11,000 in 2013 and $31,250 of additional consulting expense due to our collaboration agreement with a European research lab.

Selling and Marketing

Selling and marketing expenses were $752,288 in 2013 compared to $714,635 in 2012, an increase of $37,653, or 5%. This increase was primarily due to our arrangement with Constant Systems whereby we pay Constant Systems for their U.S. based representative who handles sales and service for both CS and PBI products to PBI customers. These additional costs were somewhat offset by lower travel related costs. Selling and Marketing expense included $26,550 and $28,945 of non-cash stock based compensation expense in 2013 and 2012, respectively.

General and Administrative

General and administrative costs were $2,474,937 in the year ended December 31, 2013, as compared with $2,605,186 in 2012, a decrease of $130,249 or 5%.  During 2012 we wrote off approximately $263,000 in costs related to an anticipated public offering of stock that we did not complete.  Those savings were offset by increased spending on investor relations and additional travel related costs in 2013 to augment our fund raising efforts. During the years ended December 31, 2013 and 2012, general and administrative expense included $53,509 and $74,212 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $3,327,192 for the year ended December 31, 2013 as compared with $3,463,642 for the prior year, a decrease of $136,450 or 4%. The decreased operating loss was due primarily to the additional gross margin provided by the increase in revenues while holding operating costs relatively flat.

Other income (expense), net

Interest Expense   Net interest expense totaled $339,818 for the year ended December 31, 2013 as compared with interest expense of $133,417 for the year ended December 31, 2012. We amortized approximately $247,244 of imputed interest against the debt discount on short-term loans relating to warrants and conversion options issued with the loans, in 2013.

       Other income (expense) net   We recognized $531,130 in additional expense due to the initial fair value calculation on the conversion option of our convertible debt and the write off of debt discount upon conversion and payoff of the related debt instruments during 2013.

Change in fair value of derivative liabilities

During the year ended December 31, 2013, we recorded non-cash income of $113,713 from warrant and conversion option liability revaluation in our consolidated statements of operations due to a decrease in the fair value of the conversion option liability on our debt. This decrease in fair value was primarily due to a decrease in the price per share of our Common Stock on December 31, 2013 as compared with the date of issuance of the convertible debt. During the year ended December 31, 2012, we recorded non-cash income of $144,840 for warrant revaluation due to a decrease in fair value of the warrant liability related to warrants issued in our Series D registered direct offering.

Income Taxes

We did not record an income tax benefit or provision for the year ended December 31, 2013 and had an income tax benefit of $2,014 for the year ended December 31, 2012.

Net Loss

During the year ended December 31, 2013, we recorded a net loss applicable to Common Stockholders of $5,247,449 or $(0.44) per share, as compared with $4,400,215 or $(0.43) per share during our year ended December 31, 2012.  Although the net loss applicable to Common Stockholders increased in 2013 due to Other Expense, the loss per share remained essentially the same due primarily to the increased number of shares of Common Stock outstanding from the issuance of Common Stock to various service providers in 2013.  See Note 2 of the accompanying Notes to Consolidated Financial Statements under the “Computation of Loss per Share” heading.

LIQUIDITY AND FINANCIAL CONDITION

        As of December 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities. On January 29 and February 28, 2014, we entered into a Securities Purchase Agreement with various individuals pursuant to which the Company sold an aggregate of 4,875 and 1,854 units for a purchase price of $250.00 and $340.00 per unit, respectively, or an aggregate Purchase Price of $1,849,110.  This represents the second and third tranches of a $1.5 million private placement. One or more additional tranches in the Private Placement may close on or before April 4, 2014.  Each unit purchased in the second and third tranches consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share, and (ii) a warrant to purchase 500 shares of Common Stock at an exercise price equal to $0.3125 and $0.425, respectively, with a term expiring three years from the respective closing date. Of the $1,849,110 invested in the second and third tranches of the Private Placement, $1,456,360 was received in cash and $392,750 was from the conversion of outstanding indebtedness and board of directors’ fees.  Of the $2,849,110 invested in the first three tranches of the Private Placement, $2,028,404 was received in cash and $820,706 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.  The Purchasers in the first three tranches of the Private Placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

 Based on our current projections, including equity financing subsequent to December 31, 2013, we believe our current cash resources will enable us to extend our cash resources until August 2014.  Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.  If we are not successful there is substantial doubt that we can continue as a going concern.

We believe we will need approximately $6 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues by:

A.	implementing a next-generation upgrade to our product line and offering a superior instrument with greater net margins;

B.	gaining additional non-dilutive monies from governmental research and development applications, and/or engineering projects; and

C.
hiring a small team of sales and marketing persons to target research facilities and academic institutions, and cultivate our current customer list of pharmaceutical, military and paramilitary organizations.

However, if we are unable to obtain such funds, through sales, the capital markets or other source of financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operating activities was $2,342,603 for the year ended December 31, 2013 as compared with $2,164,801 for the year ended December 31, 2012. Our accounts payable balance was $1,102,772 as of December 31, 2013, as compared with to $1,199,846 as of December 31, 2012, a decrease of $97,074 for 2013.  Accounts payable should continue to become more current as we continue to secure more capital and funds from operations allow for more timely payment of our vendors.

We invested $58,749 in fixed assets (lab equipment) during the year ended December 31, 2013 as compared with no investment in fixed assets in the prior year.

Net cash provided by financing activities for the year ended December 31, 2013 was $2,431,308, as compared with $1,943,487 in the prior year.

In 2013, we raised approximately:

A
$2,034,700 in aggregate gross proceeds from our February 6, March 28 and May 20, 2013 Series J private placement, pursuant to which we sold an aggregate of 5,087.5 units for a purchase price of $400 per unit. Each unit consists of one share of Series J Convertible Preferred Stock, convertible into 1,000 shares of our Common Stock and a three-year warrant to purchase 1,000 shares of our Common Stock at a per share exercise price of $0.40.  Of the $2,034,700 invested in the Series J Private Placement $921,000 was received in cash and $1,113,700 was from the conversion of outstanding indebtedness and accrued board of directors fees.  We incurred fees of $24,405 on this transaction.

B
$1,000,000 in aggregate gross proceeds from our December 12, 2013 Series K private placement, pursuant to which we sold an aggregate of 4,000 units for a purchase price of $250 per unit. Each unit consists of one share of Series K Convertible Preferred Stock, convertible into 1,000 shares of our Common Stock and a three-year warrant to purchase 500 shares of our Common Stock at a per share exercise price of $0.3125.  Of the $1,000,000 invested in the Series K Private Placement $572,044 was received in cash and $427,956 was from the conversion of outstanding indebtedness.  We incurred fees of $43,334 on this transaction.

Loans in the aggregate amount of approximately $1,750,600 were received from eleven lenders.  $565,000 of these loans were converted into our Series J and Series K Convertible Preferred Stock and $482,011 of these loans were paid back by December 31, 2013. An additional $240,600 was repaid in February 2014.  Warrants to purchase 506,000 shares of the Company’s Common Stock were issued to four individuals in connection with these loans.  The warrants have an exercise price ranging from $0.25 to $0.40 per share, with terms expiring August 3, 2016 to January 20, 2017.

Our Common Stock is listed on the Over-the-Counter QB market under the ticker symbol PBIO.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Incorporated (“BioSeq”). At the time, BioSeq was developing our original pressure cycling technology. They acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining, outstanding capital stock of BioSeq; and, consequently, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq acquired from BMA. Similarly, the Company is required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the year ended December 31, 2013 and 2012, we incurred approximately $23,785 and $23,634, respectively, in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples including, through an automated system, utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year we retain the rights outlined in the patent license agreement; and, we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013 the minimum annual royalty was $4,025 and $10,000 for the years ended 2013 for 2012, respectively.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents"). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. As of December 31, 2013, we owed TDI a royalty fee of approximately $1,200.

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

Each of these executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The severance payment is meant to induce the executive to become an employee of the Company and to remain in the employ of the Company, in general, and particularly in the occurrence of a change in control, as a disincentive to the control change.

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and in the Venture Development Center at the University of Massachusetts in Boston. Rental costs are expensed as incurred. During 2013 and 2012 we incurred $123,600 and $117,600, respectively, in rent expense for the use of our corporate office and research and development facilities

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

Year Ended December 31, 2013

2014	$123,600
Thereafter	-
$123,600

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired. Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years. We annually review our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets as of December 31, 2013 concluded they were not impaired.

Long-Lived Assets and Deferred Costs

In accordance with FASB ASC 360-10-05, Property, Plant, and Equipment, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows related to the long-lived assets. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2013 and determined that our long-lived assets were not impaired.

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

Conversion Option Liability

The Company signed five convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

Accounts Receivable and Allowance for Doubtful Accounts

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors. Such factors include historical collection experience, credit policy and specific customer collection issues. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., due to a bankruptcy filing), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We perform ongoing credit evaluations of our customers and continuously monitor collections and payments from our customers. While actual bad debts have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same bad debt rates that we have in the past. A significant change in the liquidity or financial position of any of our customers could result in the uncollectability of the related accounts receivable and could adversely impact our operating cash flows in that period.

Inventories.

We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. In assessing the ultimate realization of inventories, management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is obsolete, or because the amount on hand is more than can be used to meet future needs. We provide for the total value of inventories that we determine to be obsolete or excess based on criteria such as customer demand and changing technologies. We historically have not experienced significant inaccuracies in computing our reserves for obsolete or excess inventory.

Equity Transactions.

We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocates the proceeds amongst the securities based on relative fair values or based upon the residual method. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Stock-Based Compensation.

 We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The calculation of stock-based compensation requires us to estimate several factors, most notably the term, volatility and forfeitures. We estimate the option term using historical terms and estimate volatility based on historical volatility of our common stock over the option’s expected term. Expected forfeitures based on historical forfeitures in calculating the expense related to stock-based compensation associated with stock awards. Our estimates and assumptions are based on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiary:

We have audited the consolidated balance sheets of Pressure BioSciences, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiary as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MARCUM LLP

Boston, Massachusetts
March 31, 2014

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$31,417	$1,461
Accounts receivable	147,635	216,265
Inventories, net of reserves of $50,000 at December 31, 2013 and December 31, 2012	736,676	923,362
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	85,573	83,435
Total current assets	1,008,682	1,231,904
PROPERTY AND EQUIPMENT, NET	58,102	30,282
OTHER ASSETS
Deposits	-	6,472
Intangible assets, net	36,498	85,130
TOTAL ASSETS	$1,103,282	$1,353,788

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	1,102,772	1,199,846
Accrued employee compensation	149,333	119,338
Accrued professional fees and other	615,244	267,936
Deferred revenue	28,189	46,466
Promissory note	75,000	75,000
Dividend liability	-	60,000
Related party debt	25,182	98,675
Convertible debt, net of debt discount of $331,806 at December 31, 2013 and $0 at December 31, 2012	281,796	863,004
Other debt	89,989	-
Warrant derivative liability	344,570	160,812
Conversion option liability	356,197	-
Total current liabilities	3,068,272	2,891,077
LONG TERM LIABILITIES
Deferred revenue	2,785	2,487
TOTAL LIABILITIES	3,071,057	2,893,564

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' DEFICIT
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2013 and December 31, 2012 (Liquidation value of $300,000)	3	3
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 145,320 shares issued and outstanding on December 31, 2013 and December 31, 2012	1,453	1,453
Series H convertible preferred stock $.01 par value 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2013 and 0 at December 31, 2012	100	-
Series J convertible preferred stock $.01 par value 6,250 shares authorized; 5,087.5 shares issued and outstanding on December 31, 2013 and 0 at December 31, 2012	51	-
Series K convertible preferred stock $.01 par value 15,000 shares authorized; 4,000 shares issued and outstanding on December 31, 2013 and 0 at December 31, 2012	40	-
Common Stock, $.01 par value; 50,000,000 and 20,000,000 shares authorized; 12,024,267 and 12,149,267 shares issued and outstanding on December 31, 2013 and December 31, 2012, respectively	120,243	121,493
Warrants to acquire preferred stock and Common Stock	4,267,402	3,015,996
Additional paid-in capital	19,509,921	15,940,818
Accumulated deficit	(25,866,988)	(20,619,539)
Total stockholders' deficit	(1,967,775)	(1,539,776)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,103,282	$1,353,788

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended
	December 31,
	2013	2012

Revenue:
Products, services, other	$1,046,678	$809,308
Grant revenue	456,610	428,909
Total revenue	1,503,288	1,238,217

Costs and expenses:
Cost of PCT products and services	567,828	416,415
Research and development	1,035,426	965,623
Selling and marketing	752,288	714,635
General and administrative	2,474,938	2,605,186
Total operating costs and expenses	4,830,480	4,701,859

Operating loss	(3,327,192)	(3,463,642)

Other income (expense):
Interest expense, net	(339,818)	(133,417)
Other income (expense), net	(531,130)	-
Change in fair value of derivative liabilities	113,713	144,840
Total other income (expense)	(757,235)	11,423

Loss before income taxes	(4,084,427)	(3,452,219)
Income tax benefit	-	2,014
Net loss	(4,084,427)	(3,450,205)
Accrued and deemed dividends on convertible preferred stock	(1,163,022)	(950,010)
Net loss applicable to common shareholders	$(5,247,449)	$(4,400,215)

Net loss per share attributable to common stockholders - basic and diluted	$(0.44)	$(0.43)

Weighted average common shares outstanding used in basic and diluted net loss per share calculation	11,821,870	10,154,175

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series J Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2012	88,098	$881	743	$7	-	-	-	$-	-	$-	-	$-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series E convertible preferred stock	-	-	-	-	500	5	-	-	-	-	-	-
Issuance of Series G convertible preferred stock	-	-	-	-	-	-	120,680	1,207	-	-	-	-
Fair value of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in connection short-term loans	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	24,640	246	-	-	-	-
Issuance of Series G preferred stock in lieu of cash for Board of Director fees	-	-	-	-	-	-	-	-	-	-	-	-
Warrant modifications	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock to common stock	(88,098)	(881)	(443)	(4)	(500)	(5)	-	-	-	-	-	-
Common stock paid-in-kind dividends earned	-	-	-	-	-	-	-	-	-	-	-	-
Series E dividend paid in cash	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in private placement	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2012	-	$-	300	$3	-	$-	145,320	$1,453	-	$-	-	$-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Series H convertible preferred stock	-	-	-	-	-	-	-	-	10,000	100	-	-
Issuance of Series J convertible preferred stock	-	-	-	-	-	-	-	-	-	-	5,088	51
Issuance of Series K convertible preferred stock
Fair value of common stock issued for services	-	-	-	-	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in connection short-term loans	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of common stock to preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Common stock paid-in-kind dividends earned	-	-	-	-	-	-	-	-	-	-	-	-
Dividends earned on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Reclassification of conversion option liabilities	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2013	-	$-	300	$3	-	$-	145,320	$1,453	10,000	$100	5,088	$51

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series K Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, January 1, 2012	-	-	6,723,993	$67,240	$2,203,101	$13,823,875	$(16,503,440)	$(408,336)
Stock-based compensation	-	-	-	-	-	133,193	-	133,193
Issuance of Series E convertible preferred stock	-	-	-	-	-	499,995	-	500,000
Issuance of Series G convertible preferred stock	-	-	-	-	104,301	497,867	-	603,375
Fair value of common stock issued for services	-	-	1,125,000	11,250	-	343,297	-	354,547
Offering costs for issuance of preferred stock	-	-	-	-	-	(194,367)	-	(194,367)
Issuance of warrants in connection short-term loans	-	-	-	-	45,156	-	-	45,156
Issuance of warrants for services	-	-	-	-	11,883	-	-	11,883
Issuance of Series G preferred stock in lieu of cash for Board of Director fees	-	-	-	-	20,596	102,358	-	123,200
Warrant modifications	-	-	-	-	323,556	-	(190,891)	132,665
Conversion of preferred stock to common stock	-	-	2,723,540	27,235	-	(24,549)	-	-
Common stock paid-in-kind dividends earned	-	-	-	-	-	-	(278,184)	(278,184)
Series E dividend paid in cash	-	-	-	-	-	-	(196,819)	(196,819)
Issuance of common stock in private placement	-	-	971,867	9,719	307,403	482,878	-	800,000
Issuance of common stock for dividends paid-in-kind	-	-	604,867	6,049	-	276,271	-	284,116
Net loss	-	-	-	-	-	-	(3,450,205)	(3,450,205)
BALANCE, December 31, 2012	-	$-	12,149,267	$121,493	$3,015,996	$15,940,818	$(20,619,539)	$(1,539,776)
Stock-based compensation	-	-	-	-	-	136,796	-	136,796
Issuance of Series H convertible preferred stock	-	-	(1,000,000)	(10,000)	-	9,900	-	-
Issuance of Series J convertible preferred stock	-	-	-	-	885,309	1,149,340	-	2,034,700
Issuance of Series K convertible preferred stock	4,000	40			271,422	728,538		1,000,000
Fair value of common stock issued for services	-	-	875,000	8,750	-	467,962	-	476,712
Offering costs for issuance of preferred stock	-	-	-	-	-	(67,739)	-	(67,739)
Issuance of warrants in connection short-term loans	-	-	-	-	73,647	-	-	73,676
Issuance of warrants for services	-	-	-	-	21,028	-	-	21,028
Conversion of common stock to preferred stock	-	-	-	-	-	-	-	-
Common stock paid-in-kind dividends earned	-	-	-	-	-	-	-	-
Dividends earned on preferred stock	-	-	-	-	-	-	(160,420)	(160,420)
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	1,002,602	(1,002,602)	-
Reclassification of conversion option liabilities	-	-	-	-	-	141,704	-	141,704
Net loss	-	-	-	-	-	-	(4,084,427)	(4,084,427)
BALANCE, December 31, 2013	4,000	$40	12,024,267	$120,243	$4,267,402	$19,509,921	$(25,866,988)	$(1,967,775)

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,084,427)	$(3,450,205)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	79,563	107,519
Accretion of non-cash interest and amortization of debt issue costs	708,729	91,315
Stock-based compensation expense	136,796	133,193
Amortization of third party fees paid in restricted common stock	480,492	489,605
Net change in inventory reserves	-	50,000
Change in fair value of derivative liabilities	(113,713)	(144,840)
Recovery of bad debt expense	-	(9,600)

Changes in operating assets and liabilities:
Accounts receivable	68,630	84,988
Inventories	186,686	95,651
Accounts payable	(97,074)	309,170
Accrued employee compensation	29,995	(61,099)
Deferred revenue and other accrued expenses	257,387	119,403
Prepaid expenses and other current assets	4,333	20,099
Net cash used in operating activities	(2,342,603)	(2,164,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58,749)	-
Net cash used in investing activities	(58,749)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of issuance costs	1,374,297	1,394,000
Borrowings on related party and other debt, net of issuance costs	222,000	98,675
Repayment of related party and other debt	(180,304)	-
Repayment of convertible debt	(350,000)	(101,556)
Payment of dividends	(60,000)	(196,818)
Net proceeds from the issuance of common stock	-	377,453
Net proceeds from the issuance of preferred stock	1,425,315	371,733
Net cash provided by financing activities	2,431,308	1,943,487

Change in cash and cash equivalents	29,956	(221,314)
Cash and cash equivalents, beginning of period	1,461	222,775
Cash and cash equivalents, end of period	$31,417	$1,461

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$1,900
Issuance of common stock dividend on preferred stock	-	284,116
Convertible debt exchanged for common stock	0	387,547
Debt and accrued interest exchanged for preferred stock	1,503,530	586,873
Fair value of common stock issued for services	467,964	354,547
Issuance of preferred stock for board fees	38,126	123,200
Warrant modifications	-	190,891
Beneficial conversion feature on convertible preferred stock	1,002,602	-
Dividends earned on preferred stock	160,420	27,584

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2013, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity financing subsequent to December 31, 2013, we believe our current cash resources will enable us to extend our cash until August 2014.

As a result, the audit report issued by our independent registered public accounting firm on our audited financial statements for the fiscal year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2013 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management has developed a plan to continue operations. This plan includes further reductions in expenses and obtaining equity or debt financing including our most recently completed financing in January and February 2014, our Series K financing round, in which we sold units consisting of convertible preferred shares of and warrants to purchase shares of Common Stock for net aggregate proceeds of approximately $1,849,110 of which approximately $392,750 was from the conversion of outstanding indebtedness and accrued board of directors’ fees  and $1,456,360 in cash. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure that our plans to address these matters in the future will be successful. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

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

Revenue from service contracts is recorded ratably over the length of the contract.

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

Inventories are valued at the lower of cost (average cost) or market (sales price). The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Raw materials	$147,290	$183,655
Finished goods	639,386	789,707
Inventory reserve	(50,000)	(50,000)
Total	$736,676	$923,362

vii.	Property and Equipment

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

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2013. Based on this analysis, we have concluded that no impairment of intangible assets had occurred.

ix.	Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2013, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2013 and determined that such long-lived assets were not impaired.

x.	Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected.  At December 31, 2013 and 2012, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31, 2013 and 2012:

	For the Year Ended
	December 31,
	2013	2012
Top Five Customers	53%	50%
Federal Agencies	33%	41%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31, 2012 and 2011:

	For the Year Ended
	December 31,
	2013	2012
Top Five Customers	86%	34%
Federal Agencies	16%	32%

Product Supply

BIT Group USA, formerly Source Scientific, LLC, has been our sole contract manufacturer for all of our PCT instrumentation. Until we develop a broader network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

xi.	Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive. The following table illustrates our computation of loss per share for the years ended December 31, 2013 and 2012.

	For the Year Ended
	December 31,
	2013	2012
Numerator:
Net loss	$(4,084,427)	$(3,450,205)
Accrued dividend for Preferred Stock paid in common stock	-	(278,184)
Deemed dividend on warrant modifications	-	(190,891)
Issuance of common stock for dividends paid in kind	-	(284,116)
Beneficial conversion feature for preferred stock	(1,002,602)	-
Preferred dividends accrued	(160,420)	-
Preferred dividends accrued and paid in cash	-	(196,819)
Net loss applicable to common shareholders	$(5,247,449)	$(4,400,215)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	11,821,870	10,154,175

Loss per common share - basic and diluted	$(0.44)	$(0.43)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive.

	For the Year Ended
	December 31,
	2013	2012
Stock options	1,771,708	1,605,750
Convertible debt	2,242,024	-
Common stock warrants	15,012,327	6,687,099
Preferred stock warrants	-	-
Convertible preferred stock:
Series A Convertible Preferred	-	-
Series B Convertible Preferred	-	-
Series C Convertible Preferred	-	-
Series D Convertible Preferred	750,000	750,000
Series E Convertible Preferred	-	-
Series G Convertible Preferred	1,453,200	1,453,200
Series H Convertible Preferred	1,000,000	-
Series J Convertible Preferred	5,087,500	-
Series K Convertible Preferred	4,000,000	-
	31,316,759	10,496,049

xii.	Accounting for Income Taxes

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the twelve months ended December 31, 2013 and 2012:

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	2.0-5.0 (yrs)	6.0 (yrs)
Expected volatility	55.66%-134.75%	55.66%-124.89%
Risk-free interest rate	1.00%-4.94%	0.50%-4.94%
Forfeiture rate	0.00%-5.00%	2.00%-5.00%
Expected dividend yield	0.0%	0.0%

On August 15, 2012, the Board of Directors approved the immediate re-pricing of certain outstanding stock options (approximately 1,555,500 shares) held by current officers, employees and board members with outstanding stock options to $1.00 per share, a 200% premium to the closing market price on August 15, 2012 of $0.32, for original stock options with an exercise price above $1.00, to $0.60 per share, a 88% premium to the closing market price on August 15, 2012 of $0.32, for original stock options with an exercise price below $1.00 but above $0.60.  The compensation value created by the re-pricing, as determined under the Black-Scholes method, was approximately $62,000 and under current accounting rules results in a non-cash expense in current and future periods, not to exceed the vesting periods of the stock options.

Assumptions for re-pricing of the options were:

Assumptions	Awards re-priced during the year ended December 31, 2012
Expected life (in years)	6
Weighted average expected volatility	124.9%
Risk-free interest rate	0.7%
Weighted average re-priced Black-Scholes calculated fair value	0.32

We recognized stock-based compensation expense of $136,796 and $133,193 for the years ended December 31, 2013 and 2012, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying Consolidated Statements of Operations:

	For the Year Ended December 31,
	2013	2012
Research and development	$53,509	$30,034
Selling and marketing	26,551	28,944
General and administrative	56,736	74,215
Total stock-based compensation expense	$136,796	$133,193

During the years ended December 31, 2013 and 2012, the total fair value of stock options awarded was $128,642 and $116,816, respectively.

As of December 31, 2013, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $65,953. The non-cash, stock based compensation expense associated with the vesting of these options will be $45,598 in 2014, $18,575 in 2015, and $1,780 in 2016.

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

        Advertising costs are expensed as incurred. During 2013 we did not spend anything on advertising.  We incurred $500 in advertising expense in 2012.

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012. The assumptions used to determine fair value of the warrants are contained in the table in Note 7 of the accompanying consolidated financial statements. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

		Fair value measurements at December 31, 2013 using:
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Common Stock Purchase Warrants	$344,570	$-	$-	$344,570

		Fair value measurements at December 31, 2012 using:
	December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Common Stock Purchase Warrants	$160,812	$-	$-	$160,812

	January 1, 2013	Change in Fair Value	December 31, 2013
Series D Common Stock Purchase Warrants	$160,812	$183,758	$344,570

	January 1, 2012	Change in Fair Value	December 31, 2012
Series D Common Stock Purchase Warrants	$231,200	$(70,388)	$160,812

	Fair value measurements at December 31, 2013 using:
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
April 11, 2013 note, conversion option	$130,734	-	-	$130,734
June 26, 2013 note, conversion option	55,307	-	-	55,307
December 4, 2013 note, conversion option	98,129	-	-	98,129
December 23, 2013 note, conversion option	72,027	-	-	72,027
Embedded conversion options	$356,197	-	-	$356,197

	January 1, 2013	Issuance date fair value	Change in fair value	Reclassification into equity	December 31, 2013
April 11, 2013 note, conversion option	$-	$274,840	$(144,106)	$-	$130,734
May 24, 2013 note, conversion option	-	122,223	(18,702)	(103,521)	-
June 6, 2013 note, conversion option	-	158,715	(120,535)	(38,180)	-
June 26, 2013 note, conversion option	-	84,146	(28,839)	-	55,307
December 4, 2013 note, conversion option	-	90,444	7,685	-	98,129
December 23, 2013 note, conversion option	-	65,033	7,024	-	72,027
Embedded conversion options	$-	$795,371	$(297,471)	$(141,701)	$356,197

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	April 11, 2013	Conversion options revalued at December 31, 2013
Expected life (in months)	12	4
Expected volatility	206.2%	149.9%
Risk-free interest rate	0.10%	0.04%
Exercise price	$0.14	$0.14
Fair value per conversion option	$0.29	$0.13

Assumptions	May 24, 2013	Conversion options revalued at November 22, 2013
Expected life (in months)	24	18
Expected volatility	170.0%	181.8%
Risk-free interest rate	0.27%	0.35%
Exercise price	$0.25	$0.17
Fair value per conversion option	$0.31	$0.17

Assumptions	June 6, 2013	Conversion options revalued at December 26, 2013
Expected life (in months)	12	5
Expected volatility	209.7%	132.9%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.25	$0.06

Assumptions	June 26, 2013	Conversion options revalued at December 31, 2013
Expected life (in months)	12	6
Expected volatility	189.2%	136.5%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.17	$0.14
Fair value per conversion option	$0.26	$0.14

Assumptions	December 4, 2013	Conversion options revalued at December 31, 2013
Expected life (in months)	24	23
Expected volatility	170.3%	170.3%
Risk-free interest rate	0.30%	0.38%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.16	$0.18

Assumptions	December 23, 2013	Conversion options revalued at December 31, 2013
Expected life (in months)	36	36
Expected volatility	151.4%	152.5%
Risk-free interest rate	0.77%	0.78%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.17	$0.19

Deferred Fiancing Costs: We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assetss at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocates the proceeds amongst the securities based on relative fair values or based upon the residual method. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

(3)	Property and Equipment, net

Property and equipment as of December 31, 2013 and 2012 consisted of the following components:

	December 31,
	2013	2012
Laboratory and manufacturing equipment	$226,081	$172,560
Office equipment	142,323	137,093
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	461,858	461,858
Total property and equipment	838,379	779,628
Less accumulated depreciation	(780,277)	(749,346)
Net book value	$58,102	$30,282

Depreciation expense for the years ended December 31, 2013 and 2012 was $30,931 and $58,889, respectively.

(4)	Intangible Assets, net

Intangible assets as of December 31, 2013 reflect the purchase price attributable to patents in connection with the 1998 acquisition of BioSeq, Inc. and the PCT business. Acquired PCT patents are being amortized to expense on a straight line basis at the rate of $48,632 per year over their estimated remaining useful lives of approximately 1 year. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2013. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
PCT Patents	$778,156	$778,156
Less accumulated amortization	(741,658)	(693,026)
Net book value	$36,498	$85,130

Amortization expense for each of the years ended December 31, 2013 and 2012 was $48,632 and is expected to be $36,498 in 2014, at which time the assets will be fully amortized.

(5)	Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2013 and 2012 we contributed $10,377 and $12,458, respectively, in the form of discretionary Company-matching contributions.

(6)	Income Taxes

The components of the benefit for income taxes are as follows:

       We did not record an income tax benefit or provision for the year ended December 31, 2013. We recorded a $2,014 income tax benefit for the year ended December 31, 2012.

        Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2013 and December 31, 2012 are as follows:

	December 31,
Current deferred taxes	2013	2012
Inventories	$19,640	$19,723
Accounts Receivable allowance	-	-
Other accruals	23,050	45,053
Less: valuation allowance	(42,690)	(64,776)
Total current deferred tax assets	$-	$-
Long term deferred taxes:
Accelerated tax depreciation	$29,511	$32,686
Non-cash, stock-based compensation, nonqualified	387,708	388,506
Goodwill and intangibles	(14,337)	(33,580)
Operating loss carry forwards and tax credits	8,938,681	7,643,661
Less: valuation allowance	(9,341,563)	(8,031,273)
Total long term deferred tax assets (liabilities), net	-	-
Total net deferred tax liabilities	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2013 and 2012 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2013.

We have net operating loss carry-forwards for federal income tax purposes of $17,668,501 as of December 31, 2013. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2014 through 2033.

We had net operating loss carry-forwards for state income tax purposes of approximately $19,959,028 at December 31, 2013. These net operating loss carry-forwards expire at various dates from 2014 through 2033.

We have research

We have research  and development tax credit carryforwards for federal income tax purposes of approximately $940,000 as of December 31, 2013, and research and development tax credit carryforwards for state income tax purposes of approximately $140,000 as of December 31, 2013. The federal credit carryforwards expire at various dates from 2014 through 2033. The state credit carryforwards expire at various dates from 2014 through 2028.

In addition, we have federal alternative minimum tax credit carryforwards for federal income tax purposes of approximately $217,000 as of December 31, 2013. These credits do not expire.

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows:

	For the Year Ended
	December 31,
	2012		2012
Federal tax (benefit) provision rate	34%		34%
Permanent differences	(3	) %	(1	) %
State tax expense	0%		0%
Refundable AMT and R&D tax credit	0%		0%
Net operating loss carry back	0%		0%
Valuation allowance	(31	) %	(33	) %
Effective income tax (benefit) provision rate from continuing operations	0%		0%

(7)	Commitments and Contingencies

Operating Leases

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.   We are currently paying approximately $4,800 per month for our corporate office. On December 31, 2013 the lease was amended to extend the expiration date to December 31, 2014 at the rate of $4,800 per month.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

Year ending December 31:
2014	$123,600
Thereafter	-
Total minimum payments required	$123,600

      Royalty Commitments

      BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the fiscal years ended December 31, 2013 and 2012, we incurred $23,785 and $23,635 in royalties, respectively.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the contract in 2013 our only obligation for 2013 was a minimum royalty payment of $4,025.  The minimum annual royalty was $10,000 for 2012.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents"). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2013 or 2012.

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. The $75,000 principal balance remaining as of December 31, 2013 earns interest at a rate of 18% per year. The entire note balance along with all accrued interest was paid off in February 2014.

Convertible Debt

Loans in the aggregate amount of $155,000 were received from two individuals in 2013. We accrued interest at a rate of 6% on the loans.   These loans, along with $863,000 of other prior outstanding loans and unpaid interest, were converted to the Company’s Series J Convertible Preferred Shares in February 2013.

On April 11, 2013, we signed a promissory note in the amount of $275,000.  The lender paid $125,000, net of $12,500 of original issue discount, upon closing of the note.  The lender paid an additional $50,000, net of $5,000 original issue discount, on June 26, 2013. The balance of the Consideration shall be paid in the amounts and the dates as the lender chooses.  The note and unpaid interest on the note are due and payable one year from the effective date of each payment.  The Company has the right to repay the notes at any time within six months of the effective date of each closing.  If the Company repays the note within 90 days of the effective date interest is 0%.  If the note is not repaid within the 90 days a onetime interest charge of 12% will be applied. The Company has reserved at least 6,000,000 shares of common stock for conversion under this note.  The Company evaluated the terms of this note in accordance with ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Stock. The lender has the right to convert all or part of the unpaid principal and interest into common stock at a conversion price of 60% of the lowest trade price in the 25 trading days prior to conversion after six months from the effective date of each closing. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $186,041 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. On October 10, 2013, this note was amended to change the lenders right to convert and the borrower’s right to repay to December 10, 2013. On December 10, 2013, this note was amended to change the lenders right to convert and the borrower’s right to repay to February 10, 2014.

The proceeds from the convertible debt issued on April 11, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $274,840 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $137,500 was offset by a debt discount of $137,500 which will be amortized to interest expense over the twelve month life of the debt. The additional $149,840 adjustment between the convertible option liability and the debt discount was charged directly to other expense.

The proceeds from the convertible debt issued on June 26, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $84,146 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $55,000 was offset by a debt discount of $55,000 which will be amortized to interest expense over the twelve month life of the debt. The additional $34,146 adjustment between the convertible option liability and the debt discount was charged directly to other expense.

So long as the note is outstanding, the Company shall notify the lender of the issuance of any security with a term more favorable to the holder, and the lender may at its option, include the terms as a part of the transaction documents.  Both the April 11, 2013 note and the June 26, 2013 note were paid off in February 2014.

On May 24, 2013, we entered into a Convertible Redeemable Note.  The lender paid $97,500, net of $2,500 in legal fees, on the closing date.  The note does not bear interest.  The $100,000 principal is due on May 24, 2015.  The Company shall have the right to redeem the note at 120% of the unpaid principal if paid within 90 days of the issuance day, 130% of the unpaid principal if repaid between 91 and 180 days following the issuance day and 150% at any time thereafter. The Company has reserved 1,000,000 shares of common stock for conversion under this note. At any time six months after the closing date, the lender at its option may convert part, or all, of the note then outstanding into shares of the Company’s common stock at a conversion price of 70% of the average weighted average price of the common stock for the 10 trading days preceding the conversion date.  The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations.

The proceeds from the convertible debt issued on May 24, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,223 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the entire gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twenty-four month life of the debt. The additional $24,723 adjustment between the convertible option liability and the debt discount was charged directly to other expense.

The entire balance of the debt was repaid on November 22, 2013 and the fair value of the conversion option liability remaining on the balance sheet in the amount of $103,521 was reclassified to additional paid in capital.

On June 6, 2013, we signed a convertible debenture in the amount of $500,000.  The lender paid an initial payment of $213,000 net of a “finder’s fee” discount of $25,000 and $12,000 in legal fees, on the closing date.  The lender has the right, any time after six months from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company has the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest.  The Company is required to reserve at least 2.5 times the number of shares actually issuable upon full conversion of this debenture.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change and the conversion shares were indeterminable, and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.

The proceeds from the convertible debt issued on June 6, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $158,715 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $250,000 was offset by a debt discount of $195,715 which will be amortized to interest expense over the twelve month life of the debt.

On December 26, 2013 the Company entered into a settlement agreement with the lender resulting in the Company paying the lender $300,000 in full satisfaction of the original debenture. The conversion option liability remaining on the balance sheet in the amount of $38,180 was reclassified to additional paid in capital.

On August 8, 2013 and October 10, 2013, we received $160,000 and $250,000, respectively in a six-month note from an existing shareholder.  Terms of the note include 18% annual interest, a right to convert the note into the next equity transaction of the Company, at the conversion rate of the equity offering, and a three-year warrant to acquire 160,000 shares of common stock and 250,000 shares of common stock, respectively at $0.40 per share. The relative fair value of the warrants was determined to be $28,722 and $33,824, respectively, which was accounted for as a debt discount and amortized to interest expense over the six-month life of the note. Both of these notes and the accrued interest were converted to our Series K Convertible Preferred Stock on December 12, 2013.

On December 4, 2013, we signed a convertible debenture in the amount of $223,000.  The lender paid an initial payment of $200,000 net of a “original issue” discount of $20,000 and $3,000 in legal fees, on the closing date.  The lender has the right at any time from the issue date to convert all or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company has the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest.  The Company is required to reserve at least 4 times the number of shares actually issuable upon full conversion of this debenture.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change and the conversion shares were indeterminable, and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $98,129 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. In addition the lender received a warrant to purchase 70,000 shares of the Company’s common stock at an exercise price of $0.3125 per share.  The warrants were valued at $11,100 which was allocated to debt discount and will be amortized to interest expense over the twenty-four month life of the debt.

The proceeds from the convertible debt issued on December 4, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $90,444 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $223,000 was offset by a debt discount of $111,488 which will be amortized to interest expense over the twelve month life of the debt.

On December 23, 2013, we signed a convertible debenture in the amount of $150,000.  The lender paid an initial payment of $125,000 net of a “original issue” discount of $15,000 and $10,000 in fees, on the closing date.  The lender has the right, any time from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest.  The Company is required to reserve at least 3 times the number of shares actually issuable upon full conversion of this debenture.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change and the conversion shares were indeterminable, and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $72,027 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. In addition the lender received 75,000 shares of Company restricted common stock, of which the fair value of $17,250 was charged to debt discount and will be amortized to interest expense over the thirty-six month life of the debt.

The proceeds from the convertible debt issued on December 23, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $65,003 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $150,000 was offset by a debt discount of $102,153 which will be amortized to interest expense over the thirty-six month life of the debt.

Other Notes

On August 23, 2013, we signed a Merchant Agreement with Strategic Funding Source, Inc. (SFS).   Under the agreement we received $75,000 in exchange for rights to all customer receipts until SFS is paid $99,000, to be collected at the rate of $849 per business day. The payments are secured by essentially all tangible assets of the Company. On August 29, 2013 the agreement was modified to give the Company the right to pre-pay the note at any time prior to January 21, 2014; if pre-paid, the Company will receive a discount based on the date of pre-payment after the funding date. Discounts range from $16,500, if pre-paid within 30 days of funding to $1,500, if pre-paid within 150 days of funding. The note was pre-paid on December 10, 2013.

On December 10, 2013, we signed a Merchant Agreement with Scripline LLC.  Under the agreement we received $96,000 in exchange for rights to all customer receipts until Scripline LLC is paid $126,700, to be collected at the rate of $874 per business day. The payments are secured by essentially all tangible assets of the Company. The outstanding balance is recorded as Other debt on the balance sheet.

During 2013, loans in the aggregate amount of $1,596,297 were received from lenders under various terms. During the year ended December 31, 2013 $482,011 of these loans have been paid and $565,000 have been converted into the Company’s Convertible Preferred Stock.  The remainder of the loans remain outstanding as of December 31, 2013.

(8)   Transactions with Related Persons

From time to time Mr. Richard T. Schumacher, the Company’s President and CEO, makes loans to the Company to provide the Company with operating cash. The balance of these loans at December 31, 2013 was $25,182 and is recorded as related party debt in the accompanying consolidated balance sheet as of December 31, 2013.

On February 6, 2013, Mr. Schumacher invested $25,200 in our Series J Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 63 shares of convertible Preferred Stock (convertible into 63,000 shares of Common Stock) and a Warrant to purchase 63,000 shares of Common Stock at an exercise price of $0..40 per share.

On February 6, 2013, Mr. Jeffrey Peterson, chairman of the Company’s Board of Directors, invested $25,508 of existing loans and interest and $7,292 in board of director fees in our Series J Private Placement of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 82 shares of convertible Preferred Stock (convertible into 82,000 shares of Common Stock) and a Warrant to purchase 82,000 shares of Common Stock at an exercise price of $0.40 per share.

On February 6, 2013, Mr. Vito Mangiardi, member of the Company’s Board of Directors, invested $25,000 in cash and $4,167 in board of director fees  in our Series J Private Placement of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 73 shares of convertible Preferred Stock (convertible into 73,000 shares of Common Stock) and a Warrant to purchase 73,000 shares of Common Stock at an exercise price of $0.40 per share.

On February 6, 2013, Mr. Kevin Pollack member of the Company’s Board of Directors, invested $15,000 in cash, $25,233 in existing loans and $4,167 in board of directors fees in our Series J Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 111 shares of convertible Preferred Stock (convertible into 111,000 shares of Common Stock) and a Warrant to purchase 111,000 shares of Common Stock at an exercise price of $0.40 per share.

On February 6, 2013, Dr. Mickey Urdea member of the Company’s Board of Directors, invested $22,500 in board of director fees, in our Series J Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 57 shares of convertible Preferred Stock (convertible into 57,000 shares of Common Stock) and a Warrant to purchase 57,000 shares of Common Stock at an exercise price of $0.40 per share.

 On December 12, 2013, Mr. Schumacher invested $30,335 in our Series K Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 122 shares of convertible Preferred Stock (convertible into 122,000 shares of Common Stock) and a Warrant to purchase 61,000 shares of Common Stock at an exercise price of $0.3125 per share.

On December 12, 2013, Mr. Jeffrey Peterson, invested $25,875 in our Series K Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 103 shares of convertible Preferred Stock (convertible into 103,000 shares of Common Stock) and a Warrant to purchase 51,500 shares of Common Stock at an exercise price of $0..3125 per share.

On December 12, 2013, Mr. Vito Mangiardi, invested $22,500 in our Series K Offering of Convertible Preferred Stock and warrants to purchase shares of Comon Stock, for 90 shares of convertible Preferred Stock (convertible into 90,000 shares of Common Stock) and a Warrant to purchase 45,000 shares of Common Stock at an exercise price of $0.3125 per share.

On December 12, 2013, Mr. Kevin Pollack, invested $22,500 in our Series K Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 90 shares of convertible Preferred Stock (convertible into 90,000 shares of Common Stock) and a Warrant to purchase 45,000 shares of Common Stock at an exercise price of $0.3125 per share.

On December 12, 2013, Dr. Mickey Urdea, invested $32,500 in our Series K Offering of Convertible Preferred Stock and warrants to purchase shares of Common Stock, for 130 shares of convertible Preferred Stock (convertible into 130,000 shares of Common Stock) and a Warrant to purchase 65,000 shares of Common Stock at an exercise price of $0.3125 per share.

(9)  Stockholders’ (Deficit)

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)
2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)
3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)
4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)
5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)
6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)
7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)
8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)
9)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)
10)	15,000 shares have been designated as Series K Convertible Preferred Stock (“Series K”)

As of December 31, 2013, there were no shares of Junior A, and Series A, B, C, E, and H issued and outstanding.

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

The proceeds from the sale of each Series C Unit were allocated between the Series C Convertible Preferred Stock and the Series C Warrants based on the residual method. The estimated fair value of the Series C Warrants was determined using a binomial formula, resulting in an allocation of the gross proceeds of $583,250 to the total warrants issued. The allocation of the gross proceeds to the Series C Convertible Preferred Stock was $517,958. In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $476,434 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $476,434 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series C Convertible Preferred Stock. The value adjustment was calculated by subtracting the fair market value of the underlying Common Stock on April 7 and June 20 issuable upon conversion of the Series C Convertible Preferred Stock from the fair market value of the Series C Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series C Convertible Preferred Stock and warrants. We used a binomial formula since the warrants have down-round protection and are recorded as a liability. See “Warrant Derivative Liability” section within this note.

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

During the year ended December 31, 2012, 443 shares of Series D Convertible Preferred Stock were converted to 681,538 shares of Common Stock.

        Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of common stock. The number of Series D Warrants increased by 530,406 to a total of 1,047,875 and each Series D Warrant currently has an exercise price equal to $0.40 per share of common stock. These adjustments were made in connection with our April 2012 registered direct offering in accordance with the Series D Warrant. The Series D Warrant are exercisable beginning on the six-month anniversary of the date of issuance and expire five years from the initial exercise date. The Series D Warrants permit the holder to conduct a "cashless exercise" at any time a registration statement, or the prospectus contained herein, is not available for the issuance of shares of common stock issuable upon exericise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exericise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants. The exercise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder's beneficial ownership of the Company's common stock would exceed certain thresholds.

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

We recorded an increased incremental value of $5,347 for the warrant amendment and treated the excess of fair value of the warrants as a deemed dividend for the year ended December 31, 2012.

Series H Convertible Preferred Stock

On December 28, 2012 the Company amended the Articles of Incorporation to authorize 10,000 shares of Series H Convertible Preferred Stock.  On January 4, 2013, the Company reported that it had entered into a securities purchase and exchange agreement with an investor, pursuant to which the Company agreed to exchange 1,000,000 shares of the Company’s common stock, par value $0.01 per share of common stock held by the investor  for an aggregate of 10,000 shares of a newly created series of preferred stock, designated Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”)  in a non-cash transaction. The investor originally purchased the common stock from the Company for $0.8025 per share. The exchange ratio was 100 shares of common stock per share of Series H Preferred Stock at a stated conversion price of $0.8025 per share.

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

The proceeds from the sale of each Series J Unit were allocated between the Series J Convertible Preferred Stock and the Series J Warrants based on the relative fair value method.  The estimated fair value of the Series J Warrants was determined using a Black Scholes formula, resulting in an allocation of the gross proceeds of $885,309 to the total warrants issued.  The allocation of the gross proceeds to the Series J Convertible Preferred Stock was $1,124,986, net of $24,405 in legal costs.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $651,182 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $651,182 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series J Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on February 6, March 28 and May 20, 2013 issuable upon conversion of the Series J Convertible Preferred Stock from the fair market value of the Series J Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series J Convertible Preferred Stock and warrants.

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

Series K Convertible Preferred Stock

On December 12, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 4,000 units for a purchase price of $250.00 per unit (the “Purchase Price”), for an aggregate Purchase Price of $1,000,000.  Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share. The warrants expire three years from the issuance date. Of the $1,000,000 invested in the Private Placement, $527,044 was received in cash and $427,956 was from the conversion of outstanding indebtedness and interest. The Company incurred $43,334 of fees in conjunction with this private placement. The purchasers in the initial tranche of the private placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

From the date of issuance of any shares of Series K Convertible Preferred Stock and until the earlier of the first anniversary of such date, the voluntary conversion of any shares of Series K Convertible Preferred Stock, or the date of any mandatory conversion of the Series K Convertible Preferred Stock, dividends will accrue on each share of Series K Convertible Preferred Stock at an annual rate of (i) four percent (4%) of the Purchase Price on those shares of Series K Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased from the Company shares of Series K Convertible Preferred Stock with an aggregate Purchase Price of less than $100,000, and (ii) six percent (6%) of the Purchase Price on those shares of Series K Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased shares of Series K Convertible Preferred Stock with an aggregate purchase price of at least $100,000.  Dividends accruing on the Series K Convertible Preferred Stock shall accrue from day to day until the earlier of the first anniversary of the date of issuance of such shares of Series K Convertible Stock, the voluntary conversion of any shares of Series K Convertible Preferred Stock, or the date of any mandatory conversion of the Series K Convertible Preferred Stock, and shall be paid, as applicable, within fifteen (15) days of the first anniversary of the original issue date of the Series K Convertible Preferred Stock, within five (5) days of the voluntary conversion of shares of the Series K Convertible Preferred Stock, or within five (5) days of the mandatory conversion of shares of the Series K Convertible Preferred Stock. The Company may pay accrued dividends on the Series K Convertible Preferred Stock in cash or, in the sole discretion of the Board of Directors of the Company, in shares of its common stock in accordance with a specified formula.

Each share of Series K Convertible Preferred Stock is convertible into 1,000 shares of common stock at the option of the holder on or after the six-month anniversary of the issuance of such share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Conversion Ratio”). Unless waived under certain circumstances by the holder of Series K Convertible Preferred Stock, such holder’s shares of Series K Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

At the election of the Company and upon required advance notice, each share of Series K Convertible Preferred Stock will automatically be converted into shares of common stock at the Conversion Ratio then in effect:  (i) on or after the six-month anniversary of the original issuance date of the Series K Convertible Preferred Stock, the common stock trades on the OTC QB Market (or other primary trading market or exchange on which the common stock is then traded) at a price per share equal to at least $0.80 for 7 out of 10 consecutive trading days with average daily trading volume of at least 50,000 shares, (ii) on the first anniversary of the original issuance date of the Series K Convertible Preferred Stock or (iii) within three days of the completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $0.80, with aggregate gross proceeds to the Company of not less than $2.5 million.  Unless waived under certain circumstances by the holder of the Series K Convertible Preferred Stock, such holder’s Series K Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The proceeds from the sale of each Series K Unit were allocated between the Series K Convertible Preferred Stock and the Series K Warrants based on the relative fair value method.  The estimated fair value of the Series K Warrants was determined using a Black-Scholes formula, resulting in an allocation of the gross proceeds of $271,422 to the total warrants issued.  The allocation of the gross proceeds to the Series K Convertible Preferred Stock was $685,245, net of $43,334 in fees.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $351,421 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $351,421 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series K Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on December 12, 2013 issuable upon conversion of the Series K Convertible Preferred Stock from the fair market value of the Series K Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series K Convertible Preferred Stock and warrants.

In connection with the Series K warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series K warrants December 12, 2013
Contractual life (in months)	36
Expected volatility	136.1
Risk-free interest rate	0.39%
Exercise price	$0.3125
Fair value per warrant	$0.2012

The holders of Series K Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series K Warrants

The Warrants issued in the Private Placement have an exercise price equal to $0.3125 per share, with a term expiring three years from the issuance date.  The Warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the Warrant is an affiliate of the Company.  The exercise price and/or number of shares issuable upon exercise of the Warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrant agreement.

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

Registration Rights Agreement

In connection with the Private Placement, the Company has agreed that, if, at any time after February 1, 2014, the Company files a Registration Statement relating to an offering of equity securities of the Company (the “Registration Statement”), subject to certain exceptions, including a Registration Statement relating solely to an offering or sale of securities having an aggregate public offering price of less than $5,000,000, the Company shall include in the Registration Statement the resale of the shares of common stock underlying the Warrants.  Shares of common stock issued upon conversion of Series K Convertible Preferred Stock or in payment of the dividend on the Series K Convertible Preferred Stock will not be registered and will not be subject to registration rights.  This right is subject to customary conditions and procedures.

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our  Common Stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of  Common Stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2013, options to acquire 1,738,708 shares were outstanding under the Plan with 61,292 shares available for future grant under the Plan.

As of December 31, 2013, options to acquire 33,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan. No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

All of the outstanding options had an exercise price that was above the Company’s Common Stock share price on December 31, 2013.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our Common Stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of  Common Stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2013 no options have been granted under the 2013 Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average price		Average price		Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2012	1,508,500	$2.33	4,775,501	$1.35	6,284,001	6,112,335
Granted	1,896,250	0.81	2,909,068	0.62	4,805,318
Exercised	-	-	-	-	-
Expired	(130,000)	2.28	(116,490)	2.80	(246,490)
Forfeited	(1,669,000)	2.09	(880,980)	2.13	(2,549,980)
Balance outstanding, December 31, 2012	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	363,500	0.41	8,346,228	0.37	8,709,728
Exercised	-	-	-	-	-
Expired	(10,000)	1.00	(21,000)	2.38	(31,000)
Forfeited	(187,542)	.85	-	-	(187,542)
Balance outstanding, December 31, 2013	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528

The weighted average grant date fair value of options issued was $0.35 for the year ending December 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.00 - $0.49	321,000	9.4	$0.40	255,208	9.4	$0.40
0.50 - 0.59	251,250	8.6	0.50	251,250	8.6	0.50
0.60 - 0.99	475,250	6.0	0.60	416,658	5.7	0.60
1.00 - 1.50	724,208	3.2	1.00	676,085	2.9	1.00
$0.50 - $1.00	1,771,708	5.9	$0.71	1,599,201	5.6	$0.72

There was $65,953 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted as of December 31, 2013. This cost is expected to be recognized over a period of 2.1 years, and will be adjusted for any future changes in estimated forfeitures.

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

 Common Stock Issuances

On February 1, 2013, we issued 100,000 shares of restricted Common Stock to an investor relations firm in payment of services to be rendered over eight months. We recorded $40,000 for this issuance of which will be amortized over the eight months. On March 18, 2013, we issued 200,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over eight months. We recorded $80,000 for this issuance as expense. On August 1, 2013, we issued 200,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over six months. We recorded $80,000 for this issuance and recognized $66,087 as expense in 2013 with $13,913 to be expensed in 2014. On September 1, 2013, we issued 200,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over three months. We recorded $80,000 for this issuance which was recorded as expense in 2013. On September 10, 2013, we issued 100,000 shares of restricted Common Stock to an investor relations firm for payment of services to be rendered over four months. We recorded $40,000 for this issuance and recognized expense of $36,721 in 2013 with $3,279 to be expensed in 2014.  On December 23, 2013 we issued 75,000 shares of restricted Common Stock to a lender in connection with the sale of debentures.  We recognized $17,250 as deferred financing costs that will be recognized over the life of the note. We valued the above stock issuances using the greater of the estimated fair value of the services received or the Company’s stock price on date of issuance.

Warrant Derivative Liability

The Series D Warrants issued in connection with the registered direct offering of Series D Convertible Preferred are measured at fair value and liability-classified because the Series D Warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds $283,725 to the warrants issued in the Series D registered direct offering. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The down-round protection for the Series D Warrants survives for the life of the Series D Warrants which ends in May 2017.

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share  Common Stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2012	Warrants revalued at December 31, 2013
Expected life (in months)	60.0	43.0	34.0
Expected volatility	104.5%	146.4%	154.8%
Risk-free interest rate	0.875%	0.437%	0.78%
Exercise price	$0.81	$0.40	$0.25
Fair value per warrant	$0.54	$0.15	$0.21

As of December 31, 2013, the value of the Series D Warrants had increased to $344,570.

Conversion Option Liability

The Company signed five convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

The assumptions for the binomial pricing model are disclosed in Note 2. As of December 31, 2013, the value of the Conversion Option liability was $356,197.

(8)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

●
On January 29 and February 28, 2014, the Company entered into a Securities Purchase Agreement with various individuals pursuant to which the Company sold an aggregate of 4,875 units for a purchase price of $250.00 per unit and 1,854 units for a purchase price of $340.00 per unit, respectively, or an aggregate Purchase Price of $1,849,110.  This represents the second and third tranches of a $1.5 million private placement which was subsequently increased to $3.5 million and extended to April 4, 2014.  Each unit purchased in the second and third tranche (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s Common Stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of Common Stock at an exercise price equal to one hundred and twenty-five percent of the common stock equivalent price per share, with a term expiring three years from the respective closing date.

●
In February 2014, the Company chose to pay off the April 11, 2013 and June 26, 2013 loan balances, see Note 7.  The holder of the note chose to convert $37,500 of the outstanding balance to 150,000 shares of Company common stock, resulting in a cash payment of $203,100.

●	On February 6, 2014 the Company paid off the $75,000 balance of the promissory note, see Note 7, along with accrued interest on the note.

●	In March 2014, a Series D warrant holder exercised warrants to purchase 450,000 shares of common stock resulting in net proceeds to the Company of $112,500.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management believes that, as of December 31, 2013, the Company did not maintain effective internal control over financial reporting because of the effect of a material weakness in our internal control over financial reporting discussed below.

       Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2013, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013, other than as described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2013.

Name	Age	Position	Board Committees	Term of office
Richard T. Schumacher	63	President, Chief Executive Officer, Treasurer, Clerk and Director		2014
Jeffrey N. Peterson	58	Chairman of the Board	Audit, Compensation, Nominating	2015
Dr. Mickey Urdea	62	Director		2014
Vito J. Mangiardi	65	Director	Audit, Compensation, Nominating	2016
Kevin A. Pollack	43	Director	Audit, Compensation, Nominating	2016

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

●
Dr. Michael S. “Mickey” Urdea offers significant scientific and technical experience from leading research and development programs in both small and large life sciences companies, and entrepreneurial experience from founding and leading successful personalized medicine and consulting companies in the biotechnology field.

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

Mr. Jeffrey N. Peterson has served as a director since July 2011 and as our board chairman since July 2012. Since 1999, he has served as the chief executive officer of Target Discovery, Inc. (“TDI”), a personalized medicine diagnostics (PMDx) company. Mr. Peterson also serves as Chairman of TDI’s majority-owned subsidiary, Veritomyx, Inc., which is completing development and commercialization of a tool in accurate peptide, protein and isoform identification and characterization. Prior to joining TDI, Mr. Peterson served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy, for three years prior to incorporating TDI. Prior to that, he spent 9 years in key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, and Consumer) businesses, last serving as CEO and General Manager of Abbott South Africa. Mr. Peterson’s experience prior to Abbott Laboratories included 11 years with General Electric’s Engineered Materials and Plastics businesses, spanning roles in strategic planning, business development, technology licensing, marketing and sales, operations, quality control and R&D. Mr. Peterson holds BSChE and MSChE (Chemical Engineering) degrees from MIT. He serves as Chair Emeritus of the BayBio Institute, a non-profit organization serving the life science community, and on the board of BayBio, a trade association for the life sciences industry in Northern California. He is a member of the Coalition for 21st Century Medicine, and of BIO’s Personalized Medicine & Diagnostics Group. Mr. Peterson has served on the board of directors SanGlobal Ed Corp. (d/b/a MyVerse), a teen and collegiate personal and professional development web and mobile resource site. Mr. Peterson serves on the Advisory Board for the University of Texas, MD Anderson Cancer Center, Center for Professional Development and Entrepreneurship.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2013 were made on a timely basis, except one outside investor.

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

Corporate Governance

Term of Office

       Our directors are appointed for a three-year term to hold office until the annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.
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

Compensation Committee

The Board of Directors has a Compensation Committee, consisting of Messrs. Peterson, Pollack and Mangiardi. The Compensation Committee’s duties include (i) reviewing and approving our executive compensation, (ii) reviewing the recommendations of the president and chief executive officer regarding the compensation of our executive officers, (iii) evaluating the performance of the president and chief executive officer, (iv) overseeing the administration and approval of grants of stock options and other equity awards under our equity incentive plans, and (v) recommending compensation for our board of directors and each committee thereof for review and approval by the board of directors. The Compensation Committee operates pursuant to a written charter, a current copy of which is publicly available on the investor relations portion of our website at www.pressurebiosciences.com.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

 Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2013 and 2012 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2013; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2013.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2013	$294,250	$-	$-	$26,497	$-	$11,524	$332,271
President, CEO	2012	286,190	-	-	4,800	-	100,692	391,682

Edmund Ting, Ph.D	2013	197,600	-	-	19,078	-	1,670	218,348
Senior Vice President of	2012	202,160	-	-	4,800	-	1,304	208,264
Engineering

Alexander	2013	165,600	-	-	15,898	-	7,655	189,153
Lazarev, Ph.D	2012	175,103	-	-	4,800	-	7,501	187,404
Vice President of
Research and
Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2013 or 2012.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2013, for the relevant assumptions used to determine the valuation of stock option grants.

(3) “All Other Compensation” includes our Company match to the executives’ 401(k) contribution and premiums paid on life insurance for the executives. Both of these benefits are available to all of our employees. In the case of Mr. Schumacher, “All Other Compensation” also includes $8,379 in premiums we paid for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary, “All Other Compensation” for Dr. Lazarev includes $6,000 paid to Dr. Lazarev in lieu of his participation in the medical benefit plan offered by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date

Richard T. Schumacher	75,000	-		$1.00	6/17/2015
President, CEO	30,000	-		$1.00	3/30/2016
	70,000	-		$1.00	2/12/2017
	75,000	-		$0.60	3/12/2019
	8,438	6,562		$1.00	9/09/2021
	13,125	16,875		$0.60	3/13/2022
	59,375	15,625	(2)	$0.40	5/14/2023

Edmund Y. Ting, Ph.D	60,000	-		$1.00	4/24/2016
Senior Vice President of Engineering	12,000	-		$1.00	3/30/2016
	42,000	-		$1.00	2/12/2017
	8,438	6,562		$1.00	9/09/2021
	7,656	9,844		$0.60	3/13/2022
	42,750	11,250	(2)	$0.40	5/14/2023

Alexander V. Lazarev, Ph.D	50,000	-		$1.00	6/17/2015
Vice President of Research & Development	10,000	-		$1.00	3/30/2016
	35,000	-		$0.60	2/12/2017
	8,438	6,562		$1.00	9/09/2021
	6,563	8,437		$0.60	3/13/2022
	35,625	9,375	(2)	$0.40	5/14/2023

(1) All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2005 Equity Incentive Plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

(2) Options to purchase shares of Common Stock were granted on May 14, 2013 to each of the Named Executive Officers, of which 50% of the stock options will vest immediately on the date of grant while the remainder will vest monthly over the remaining one year vesting period.

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

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2013.

Name	Fees Paid in Cash (1)	Fees Paid in Stock (1)	Option Awards (2)(3)	Total
Jeffrey N. Peterson (a,b)	$17,250	$7,292	-	$25,542
Vito J. Mangiardi (b)	15,000	4,167	-	19,167
Kevin A. Pollack (b)	15,000	4,167	-	19,167
Dr. Mickey Urdea (a)	25,000	22,500	12,137	59,637

Our non-employee directors receive the following compensation for service as a director:

(1) Each director earned a quarterly stipend of (a) $7,500 (the quarterly stipend was increased from $5,000 beginning February 2013) for attending meetings of the full board of directors (whether telephonic or in-person) and attending committee meetings in 2013. Mr. Peterson currently earns $8,625 per quarter as chairman of the board of directors and Dr. Urdea receives $5,000 per quarter for serving on the scientific advisory committee.  We issued an aggregate of 95 shares of the Company’s Series J Convertible Preferred Stock in February 2013 to current board members for payment of board fees owed. Amounts shown under the heading “Fees Paid in Stock” reflect compensation received by the directors grant date fair value of the stock issued in lieu of payment of director fees as determined by the Company’s closing stock price in February 6, 2013. There is no limit to the number of board of directors or committee meetings that may be called.

(2) Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2013, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2013 that have been issued as director compensation.

Name	Aggregate Number of Stock Options Outstanding
Jeffrey N. Peterson	63,750
Michael S. Urdea	37,500
Vito J. Mangiardi	50,000
Kevin A. Pollack	50,000

Report from Compensation Committee

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2013. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of January 31, 2014 concerning the beneficial ownership of  Common Stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our  Common Stock. The address for each of the persons below who are beneficial owners of 5% or more of our Common Stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 12,024,267 shares of our Common Stock issued and outstanding as of January 31, 2014. Shares of Common Stock subject to options, warrants, preferred stock or other securities convertible into Common Stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 31, 2014, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Richard T. Schumacher (1)	1,551,104	12.0%
Jeffrey N. Peterson, MS (2)	385,726	3.1%
Kevin A. Pollack, Esq. MBA (3)	499,500	4.0%
Vito J. Mangiardi, MBA (4)	346,000	2.8%
Michael S. Urdea, Ph D (5)	311,500	2.5%
Edmund Y. Ting, Ph.D (6)	205,773	1.7%
Alexander V. Lazarev, Ph.D (7)	170,891	1.4%
All other officers	305,743	2.7%

All Executive Officers and Directors as a Group (nine persons)	3,776,237	25.1%

1)
Includes (i) 343,125 shares of Common Stock issuable upon exercise of options; (ii) 428,675 shares of Common Stock issuable upon the exercise of warrants.  Amount does not include 20,162 shares of Common Stock held by Mr. Schumacher’s minor son as his wife exercises all voting and investment control over such shares.

2)	Includes (i) 63,750 shares of Common Stock issuable upon exercise of options, and (ii) 191,000 shares of Common Stock issuable upon exercise of warrants.

3)	Includes (i) 50,000 shares of Common Stock issuable upon exercise of options, and (ii) 241,000 shares of Common Stock issuable upon the exercise of warrants

4)	Includes (i) 50,000 shares of Common Stock issuable upon exercise of options, and (ii) 183,000 shares of Common Stock issuable upon the exercise of warrants.

5)	Includes (i) 37,500 shares of Common Stock issuable upon exercise of options, and (ii) 167,000 shares of Common Stock issuable upon the exercise of warrants.

6)	Includes (i) 181,625 shares of Common Stock issuable upon exercise of options, and (ii) 8,290 shares of Common Stock issuable upon the exercise of warrants.

7)	Includes (i) 153,125 shares of Common Stock issuable upon exercise of options, and (ii) 6,705 shares of Common Stock issuable upon the exercise of warrants.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2013 regarding the shares of our Common Stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,771,708	$0.71	61,292

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, for the fiscal year ended December 31, 2013 and 2012:

	Fiscal 2013 Fees	Fiscal 2012 Fees
Audit Fees	$120,000	$143,250
Audit-Related Fees	23,661	51,500
Tax and Other Fees	-	-
	$143,661	$203,750

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

PART IV

Item 15 Exhibits and Financial Statement Schedules.

Exhibit No.		Reference
3.1	Restated Articles of Organization of the Company	A-3.1**
3.2	Articles of Amendment to Restated Articles of Organization of the Company	B-3.1**
3.3	Articles of Amendment to Restated Articles of Organization of the Company, as amended	O-3.1**
3.4	Articles of Amendment to Restated Articles of Organization of the Company, as amended	L-3.1**
3.5	Articles of Amendment to Restated Articles of Organization of the Company, as amended	P-3.1**
3.6	Articles of Amendment to Restated Articles of Organization of the Company, as amended	U-3.1**
3.7	Amended and Restated By-Laws of the Company	A-3.2**
3.8	Amendment to Amended and Restated By-Laws of the Company	C-3.3**
3.9	Articles of Amendment to Restated Articles of Organization of the Company, as amended	W-3.1
3.10	Articles of Amendment to Restated Articles of Organization of the Company, as amended	X-3.1
3.11	Articles of Amendment to Restated Articles of Organization of the Company, as amended	Z-3.1
4.1	Specimen Certificate for Shares of the Company’s Common Stock	D-4.1**
4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7)	A-3.1 & 3.2, B-31, O-31, L-31, P-31 and U.31**
4.3	Rights Agreement dated as of February 27, 2003 between the Company and Computershare Trust Company, Inc.	E-4**
4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between the Company and Computershare Trust Company, Inc.	F-4**
4.5	Amendment No. 2 to Rights Agreement dated November 8, 2011 between the Company and Computershare Trust N.A.	U-4.2**
4.6	Securities Purchase Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.9**
4.7	Registration Rights Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.10**
4.8	Securities Purchase Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.1**
4.9	Form of 15-Month Preferred Stock Warrant	L-4.3**
4.10	Form of 30-Month Common Stock Purchase Warrant	L-4.4**
4.11	Amendment No. 1 to 30-Month Common Stock Purchase Warrant	Q-4.2**
4.12	Amendment No. 2 to 30-Month Common Stock Purchase Warrant	S-4.1**
4.13	Registration Rights Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.5**
4.14	Securities Purchase Agreement dated November 18, 2009 between the company and the purchasers named therein	O-4.1**
4.15	Registration Rights Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.3**
4.16	Series B Preferred Stock Warrant	O-4.2**

Exhibit No.		Reference
4.17	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Warrant	Q-4.1**
4.18	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Warrant	S-4.2**
4.19	Securities Purchase Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	P-4.1**
Registration Rights Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein
4.2	Amendment No. 1 to Securities Purchase Agreement dated June 21, 2011, amending Securities Purchase Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	P-4.3**
Form of Common Stock Purchase Warrant
4.21	Form of Warrant Issued to Lenders	R-4.1**
Form of Promissory Note Issued to Lenders
Form of Common Stock Purchase Warrant
4.22	Form of Warrant	P-4.2**
4.23	Securities Purchase and Exchange Agreement, dated December 28, 2012	T-4.1**
4.24	Securities Purchase and Exchange Agreement, dated December 28, 2012	T-4.2**
4.25	Form of Warrant	U-4.1**
4.26	Registration Rights Agreement, dated February 6, 2013 between the Company and Purchasers named therein	V-4.1**
4.27	10% Convertible Debenture, issued on June 7, 2013 for a Purchase price of $250.00	W-4.2
4.28	Securities Purchase and Exchange Agreement, dated December 12, 2013	X-4.1
4.29	Form of Warrant, initial exercise date December 12, 2013	X-4.2
4.3	Registration Rights Agreement, dated December 12, 2013	X-4.3
	1999 Non-Qualified Stock Option Plan*	Y-4.1
4.31		Z-4.1
4.32		Z-4.2
4.33		Z-4.3
4.34		H**
10.1
10.2	1999 Employee Stock Purchase Plan*	H**
10.3	2005 Equity Incentive Plan.*	I-99.1**
10.4	Amendment No. 1 to 2005 Equity Incentive Plan*	M-10.1**
10.5	Description of Compensation for Certain Directors*	N-10.7**
10.6	Severance Agreement between the registrant and Richard T. Schumacher*	N-10.6**
10.7	Form of Severance Agreement including list of officers to whom provided*	N-10.7**
10.8	Consent Agreement, dated May 29, 2007, by and among the registrant, PBI Source Scientific, Inc., Source Scientific, LLC, BIT Analytical Instruments, Inc., Richard W. Henson and Bruce A. Sargeant.	J-10.1**
10.9	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F-1**
10.1	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.11**
10.11	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.12**
10.12	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.13**
10.13	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	K-10.1**
10.14	Placement Agency Agreement between the Placement agent and the Company, dated November 8, 2011	U-10.1**
Form of Securities Purchase Agreement
10.15	Form of Escrow Agreement, as amended	U-10.2**
10.16	Form of Securities Purchase Agreement	U-10.3**
10.17	Securities Purchase Agreement, dated June 7, 2013	V-3.1**
10.18	Consent of Independent Registered Public Accounting Firm (Marcum LLP)	Y-10.1
23.1		Filed herewith

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	Interactive Data File	Filed herewith

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

J	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2007.
K	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.
L	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2009.
M	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2008.
N	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2008.
O	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 19, 2009.
P	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2011.
Q	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on August 11, 2011.
R	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2011.
S	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011.
T	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011.
U	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2011.
V	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2012.
W	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2013.
X	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2013.
Y	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2013.
Z	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher Richard T. Schumacher	President, Chief Executive Officer, Treasurer, Clerk and Director (Principal Executive Officer)	March 31, 2014

/s/ Richard P. Thomley Richard P. Thomley	Chief Financial Officer (Principal Financial Officer)	March 31, 2014

/s/ Jeffrey N. Peterson Jeffrey N. Peterson	Chairman of the Board of Directors	March 31, 2014

/s/ Mickey Urdea Michael S.Urdea, Ph.D.	Director	March 31, 2014

/s/ Vito Mangiardi Vito J. Mangiardi	Director	March 31, 2014

/s/ Kevin Pollack Kevin A. Pollack	Director	March 31, 2014