Form 10-Q
period 2014-03-31
PRESSURE BIOSCIENCES INC
filed 2014-05-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014or

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

 The number of shares outstanding of the Issuer’s common stock as of May 15, 2014 was 13,596,594.

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2014	2013
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$428,537	$31,417
Accounts receivable	178,362	147,635
Inventories, net of $50,000 reserve at March 31, 2014 and December 31, 2013	786,752	736,676
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	228,972	85,573
Total current assets	1,630,004	1,008,682
PROPERTY AND EQUIPMENT, NET	55,714	58,102
Intangible assets, net	24,340	36,498
TOTAL ASSETS	$1,710,058	$1,103,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,012,785	$1,102,772
Accrued employee compensation	131,351	149,333
Accrued professional fees and other	569,270	615,244
Deferred revenue	23,774	28,189
Promissory note	-	75,000
Related party debt	5,249	25,182
Convertible debt, net of debt discount of $201,275 at March 31, 2014 and $331,806 at December 31, 2013	171,727	281,796
Other debt	55,294	89,989
Warrant derivative liability	585,281	344,570
Conversion option liability	393,519	356,197
Total current liabilities	2,948,250	3,068,272
LONG TERM LIABILITIES
Deferred revenue	2,785	2,785
TOTAL LIABILITIES	2,951,035	3,071,057
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2014 and on December 31, 2013	3	3
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 145,320 shares issued and outstanding on March 31, 2014 and on December 31, 2013	1,453	1,453
Series H convertible preferred stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2014 and on December 31, 2013	100	100
Series J convertible preferred stock, $.01 par value; 6,250 shares authorized; 5,088 shares issued and outstanding on March 31, 2014 and on December 31, 2013	51	51
Series K convertible preferred stock, $0.01 par value, 15,000 shares authorized, 10,729 shares issued and outstanding at March 31, 2014 and 4,000 shares issued and outstanding at December 31, 2013	107	40
Common stock, $.01 par value; 50,000,000 shares authorized; 12,624,267 shares issued and outstanding on March 31, 2014 and 12,024,267 on December 31, 2013	126,243	120,243
Warrants to acquire preferred stock and common stock	4,856,876	4,267,402
Additional paid-in capital	22,725,887	19,509,921
Accumulated deficit	(28,951,697)	(25,866,988)
Total stockholders' deficit	(1,240,977)	(1,967,775)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,710,058	$1,103,282

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue:
Products, services, other	$404,147	$221,569
Grant revenue	-	149,168
Total revenue	404,147	370,737

Costs and expenses:
Cost of products, services and grants	177,606	104,544
Research and development	231,088	246,458
Selling and marketing	171,340	193,900
General and administrative	606,479	550,859
Total operating costs and expenses	1,186,513	1,095,761

Operating loss	(782,366)	(725,024)

Other (expense) income:
Interest (expense) income, net	(244,612)	(8,900)
Change in fair value of derivative liabilities	(732,677)	(45,445)
Total other (expense) income	(977,289)	(54,345)

Net loss	(1,759,655)	(779,369)
Accrued dividends on convertible preferred stock	(44,987)	(32,173)
Deemed dividend on convertible preferred stock	(1,280,066)	(582,548)
Net loss applicable to common shareholders	$(3,084,708)	$(1,394,090)

Net loss per share attributable to common stockholders - basic and diluted	$(0.25)	$(0.11)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	12,122,045	12,149,267

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,759,655)	$(779,369)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,642	21,529
Accretion of interest and amortization of debt issue costs	210,129	-
Stock-based compensation expense	18,896	19,040
Amortization of third party fees paid in restricted common stock	17,192	105,000
Change in fair value of warrant derivative liability	732,677	45,445

Changes in operating assets and liabilities:
Accounts receivable	(30,727)	(61,755)
Inventories	(50,076)	32,509
Accounts payable	(89,987)	(140,510)
Accrued employee compensation	(17,982)	34,640
Deferred revenue and other accrued expenses	(95,377)	129,775
Prepaid expenses and other current assets	(58,647)	(23,801)
Net cash used in operating activities	(1,103,915)	(617,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,097)	(1,531)
Net cash used in investing activities	(5,097)	(1,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of preferred stock dividends	-	(60,000)
Repayment of related party debt	(19,933)	(31,118)
Proceeds from convertible debt	270,000	155,000
Repayment of convertible debt	(203,100)	-
Repayment of non-convertible debt	(109,695)	-
Net proceeds from issuance of convertible preferred stock	1,456,360	721,595
Net proceeds from the issuance of common stock	112,500	-
Net cash provided by financing activities	1,506,132	785,477

Change in cash and cash equivalents	397,120	166,449
Cash and cash equivalents, beginning of period	31,417	1,461
Cash and cash equivalents, end of period	$428,537	$167,910

SUPPLEMENTAL INFORMATION:
Income taxes paid	$-	$-
Accrued dividends on preferred stock	44,987	32,173
Convertible debt exchanged for preferred stock	270,000	1,018,000
Issuance of convertible preferred stock for interest	30,000	16,374
Issuance of convertible preferred stock for related party debt	-	25,200
Issuance of convertible preferred stock for board of director and other fees	92,750	54,126
Deemed dividend on convertible preferred stock	1,280,066	582,548
Convertible debt exchanged for common stock	37,500	-

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)	Business Overview and Management Plans

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recovery of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. Based on our current projections, including equity financing subsequent to March 31, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations.  Please see Note 6, Subsequent Events.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing including our most recently completed financing on January 29, 2014 and February 28, 2014, in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of common stock for net cash proceeds of approximately $1,456,360 in two tranches of $826,000 and $630,360, respectively; and the conversion of $392,750 in principal and accrued interest from convertible promissory notes and other fees. The Company incurred $8,000 in fees in conjunction with this financing.  Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We need substantial additional capital to fund normal operations in future periods.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

2)	Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocycler instruments consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
Raw materials	$157,239	$147,290
Finished goods	679,513	639,386
Inventory reserve	(50,000)	(50,000)
Total	$786,752	$736,676

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated useful lives of three years for certain laboratory equipment, from three to five years for management information systems and office equipment, and three years for all PCT finished units classified as fixed assets.  Property and equipment includes net book value of $1,713 relating to Barocycler instruments held under lease or collaboration.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
Top Five Customers	65%	74%
Federal Agencies	1%	56%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Top Five Customers	88%	86%
Federal Agencies	13%	16%

Product Supply

Bit Group, Inc. has been our sole contract manufacturer for our PCT NEP3229 and NEP2320 instrumentation.  Until we develop a network of manufacturers and subcontractors, obtaining alternative sources of supply or manufacturing services could involve significant delays and other costs and challenges, and may not be available to us on reasonable terms, if at all. The failure of a supplier or contract manufacturer to provide sufficient quantities, acceptable quality and timely products at an acceptable price, or an interruption of supplies from such a supplier could harm our business and prospects.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(1,759,655)	$(779,369)
Accrued dividend for Preferred Stock	(44,987)	(32,173)
Deemed dividend on Series K convertible preferred stock	(1,280,066)	-
Deemed dividend on Series J convertible preferred stock	-	(582,548)
Net loss applicable to common shareholders	$(3,084,708)	$(1,394,090)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	12,122,045	12,149,267

Loss per common share - basic and diluted	$(0.25)	$(0.11)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss.  The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms in Note 5.

	March 31,
	2014	2013
Stock options	1,730,750	1,605,750
Convertible debt	932,500	-
Common stock warrants	18,222,827	11,337,099
Convertible preferred stock:
Series D Convertible Preferred	750,000	750,000
Series G Convertible Preferred	1,453,200	1,453,200
Series H Convertible Preferred	1,000,000	-
Series J Convertible Preferred	5,087,500	4,650,000
Series K Convertible Preferred	10,729,000	-
	40,355,777	19,796,049

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which is over periods of one to four years for options granted in 2013 and 2014.

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

The Company recognized stock-based compensation expense of $18,896 and $19,040 for the three months ended March 31, 2014 and 2013, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2014	2013
Research and development	$7,553	$4,836
Selling and marketing	5,991	3,668
General and administrative	5,352	10,536
Total stock-based compensation expense	$18,896	$19,040

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014.

	Fair value measurements at March 31, 2014 using:
	March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$585,281	-	-	$585,281

	January 1, 2014	Change in Fair Value	Reclassification into equity	March 31, 2014
Series D Preferred Stock Purchase Warrants	$344,570	$495,848	$(255,137)	$585,281

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2013	Warrants revalued at March 31, 2014
Expected life (in months)	60.0	34.0	31.0
Expected volatility	104.5%	154.8%	160.3%
Risk-free interest rate	0.875%	0.78%	0.73%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.21	$0.48

	Fair value measurements at March 31, 2014 using:
	March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 4, 2013 note, conversion option	$218,875	-	-	$218,875
December 23, 2013 note, conversion option	174,644	-	-	174,644
Embedded conversion options	$393,519	-	-	$393,519

	January 1, 2014	Change in fair value	Reclassification into equity	March 31, 2014
April 11, 2013 note, conversion option	$130,734	$7,348	$(138,082)	$-
June 26, 2013 note, conversion option	55,307	6,118	(61,425)	-
December 4, 2013 note, conversion option	98,129	120,746	-	218,875
December 23, 2013 note, conversion option	72,027	102,617	-	174,644
Embedded conversion options	$356,197	$236,829	$(199,507)	$393,519

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	April 11, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	2
Expected volatility	206.2%	116.4%
Risk-free interest rate	0.10%	0.04%
Exercise price	$0.14	$0.25
Fair value per conversion option	$0.29	$0.20

Assumptions	May 24, 2013	Conversion options revalued at November 22, 2013
Expected life (in months)	24	18
Expected volatility	170.0%	181.8%
Risk-free interest rate	0.27%	0.35%
Exercise price	$0.25	$0.17
Fair value per conversion option	$0.31	$0.17

Assumptions	June 6, 2013	Conversion options revalued at December 26, 2013
Expected life (in months)	12	5
Expected volatility	209.7%	132.9%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.25	$0.06

Assumptions	June 26, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	5
Expected volatility	189.2%	137.9%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.17	$0.25
Fair value per conversion option	$0.26	$0.23

Assumptions	December 4, 2013	Conversion options revalued at March 31, 2014
Expected life (in months)	24	20
Expected volatility	170.3%	145.2%
Risk-free interest rate	0.30%	0.35%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.16	$0.39

Assumptions	December 23, 2013	Conversion options revalued at March 31, 2014
Expected life (in months)	36	33
Expected volatility	151.4%	159.2%
Risk-free interest rate	0.77%	0.73%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.17	$0.47

Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three months ended March 31, 2014 or in the same period of the prior year.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We extended the lease term until December 31, 2014 with a monthly payment of $4,800.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities.  This lease was amended to expire on December 31, 2014.  We pay $5,500 per month for the use of these facilities.

Rental costs are expensed as incurred.  During the three months ended March 31, 2014 and 2013, we incurred $30,900 in rent expense for the use of our corporate office and research and development facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the three months ended March 31, 2014 and 2013, we incurred $11,317 and $5,680, respectively, in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process.  Pursuant to the terms of the agreement we paid Battelle a non-refundable initial fee of $35,000.  In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology.  After re-negotiating the terms of the contract in 2013, our only obligation for 2013 was a minimum annual royalty payment of $4,025 and our minimum annual royalty payment for 2014 is $1,200.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc.  Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.  In April 2012 we announced an expanded license agreement and collaboration with TDI with a first target goal to meet unmet needs in treatment guidance for ovarian cancer.  We did not incur a royalty liability on sales through March 31, 2014.

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. On February 6, 2014 the $75,000 principal balance remaining and $14,832 of accrued and unpaid interest were paid off in cash

Convertible Debt

A loan in the aggregate amount of $300,000 was received from one individual on January 7, 2014. We granted an original issue discount equal to $30,000 and warrants to purchase 270,000 shares of common stock at $0.3125 per share.   The loan was converted to the Company’s Series K Convertible Preferred Shares in January 2014.

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

As of March 31, 2014, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding.

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

The Series D Convertible Preferred Stock ranks senior to the Company’s common stock, the Series G Convertible Preferred Stock, the Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock with respect to payments made upon liquidation, winding up or dissolution.  Upon any liquidation, dissolution or winding up of the Company, after payment of the Company’s debts and liabilities, and before any payment is made to the holders of any junior securities, the holders of Series D Convertible Preferred Stock are first entitled to be paid $1,000 per share subject to adjustment for accrued but unpaid dividends.

We may not pay any dividends on shares of common stock unless we also pay dividends on the Series D Convertible Preferred Stock in the same form and amount, on an as-if-converted basis, as dividends actually paid on shares of our common stock.  Except for such dividends, no other dividends may be paid on the Series D Convertible Preferred Stock.

Each share of Series D Convertible Preferred Stock is convertible into 2,500 shares of common stock (based upon a reset conversion price of $0.40 per share) Subject to certain exceptions, if the Company issues any shares of common stock or common stock equivalents at a per share price that is lower than the conversion price of the Series D Convertible Preferred Stock, the conversion price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued.  Each share of Series D Convertible Preferred Stock will automatically be converted into shares of common stock at the Series D Conversion Ratio then in effect if, after six months from the closing of the Series D Placement, the common stock trades on the NASDAQ Capital Market (or other primary trading market or exchange on which the common stock is then traded) at a price equal to at least 300% of the then effective Series D Convertible Preferred Stock conversion price for 20 out of 30 consecutive trading days with each trading day having a volume of at least $50,000.  Unless waived under certain circumstances by the holder of the Series D Convertible Preferred Stock, such holder’s Series D Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of common stock.  In April 2012, the number of Series D Warrants increased by 530,406 to a total of 1,047,875 and each Series D Warrant had an exercise price reset to $0.40 per share of common stock. In December of 2013 the number of Series D Warrants increased by 628,733 to a total of 1,676,608 and each Series D Warrant had an exercise price reset to $0.25 per share of common stock. The Series D Warrants will be exercisable beginning on the six month anniversary of the date of issuance and expire five years from the initial exercise date. The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement registering, or the prospectus contained therein is not available for, the issuance of the shares of Common Stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of  Common Stock issuable upon exercise of the Series D Warrants will be subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants. The exercise price is also subject to adjustment in the event that we issue any shares of  Common Stock or  Common Stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of  Common Stock or  Common Stock equivalents are issued. Unless waived under certain circumstance by the holder of a Warrant, such holder may not exercise the Warrant if upon such exercise the holder’s beneficial ownership of the Company’s Common Stock would exceed certain thresholds.

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

 Series D Warrants to purchase 350,000 and 100,000 shares of common stock were exercised on March 20 and March 26, 2014, respectively at an exercise price of $0.25 per share resulting in net proceeds to the Company of $112,500.

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

Series J Convertible Preferred Stock

On February 6,  March 28 and May 20th 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 5,087.5 units for a purchase price of $400.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $2,034,700.  These were the three tranches that comprised our $2.0 million private placement.  Each unit purchased consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share (the “Series J Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 1,000 shares of common stock at an exercise price equal to $0.40 per share, with a term expiring on February 6, March 28 and May 20, 2016, respectively. Of the $2,034,700 invested in the three tranches of the Private Placement, $921,000 was received in cash and $1,113,700 was from the conversion of outstanding indebtedness, interest and accrued board of directors’ fees.  The Company incurred $24,405 of legal expense in conjunction with this private placement. The purchasers in the initial tranche of the private placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

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

In connection with the Series J Warrants, we calculated the fair value of the warrants received as described above using the Black Scholes formula with the below assumptions.

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

Series J Warrants

The warrants issued in the three tranches of the Private Placement have an exercise price equal to $0.40 per share, with a term expiring on February 6, March 28 and May 20, 2016.  The warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an affiliate of the Company.  The exercise price and/or number of shares issuable upon exercise of the warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrant agreement.

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

Series K Convertible Preferred Stock

On December 12, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 4,000 units for a purchase price of $250.00 per unit (the “Purchase Price”), for an aggregate Purchase Price of $1,000,000.  Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share. The warrants expire three years from the issuance date. Of the $1,000,000 invested in the Private Placement, $572,044 was received in cash and $427,956 was from the conversion of outstanding indebtedness and interest The Company incurred $43,334 of fees in conjunction with this private placement. The purchasers in the initial tranche of the private placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

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

The proceeds from the sale of each Series K Unit were allocated between the Series K Convertible Preferred Stock and the Series K Warrants based on the relative fair value method.  The estimated fair value of the Series K Warrants was determined using a Black-Scholes formula, resulting in an allocation of the gross proceeds of $271,422 to the total warrants issued.  The allocation of the gross proceeds to the Series K Convertible Preferred Stock was $685,245, net of $43,334 in fees.  In accordance with the provisions of ASC 470-20, an additional adjustment between Additional Paid in Capital and Accumulated Deficit of $351,421 was recorded to reflect an implicit non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $351,421 represents the value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series K Convertible Preferred Stock.  The value adjustment was calculated by subtracting the fair market value of the underlying common stock on December 12, 2013issuable upon conversion of the Series K Convertible Preferred Stock from the fair market value of the Series K Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series K Convertible Preferred Stock and warrants.

On January 29, 2014, Pressure BioSciences, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various accredited investors (the “Purchasers” and each, a “Purchaser”), pursuant to which the Company sold an aggregate of 4,875 units for a purchase price of $250.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $1,218,750.  This was the second tranche of a $1.5 million private placement (the “Private Placement”) previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2013, which is incorporated by reference herein. The Purchasers in the second tranche of the Private Placement consisted of certain existing and new investors in the Company, as well as all of the members of the Company’s Board of Directors.

Each unit purchased in the second tranche (the “Unit”) consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share (“common stock”) and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share, with a term expiring on January 29, 2017 ( the “Warrant”).

On February 28, 2014, Pressure BioSciences, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various accredited investors (the “Purchasers” and each, a “Purchaser”), pursuant to which the Company sold an aggregate of 1,854 units for a purchase price of $340.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $630,360.  This was the third tranche of a $1.5 million private placement (the “Private Placement”) previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2013, which is incorporated by reference herein. The Purchasers in the third tranche of the Private Placement consisted of certain existing and new investors in the Company.

Each unit purchased in the third tranche (the “Unit”) consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share (“common stock”) and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.425 per share, with a term expiring on February 28, 2017 ( the “Warrant”).

The Private Placement was originally expected to raise $1.5 million and close on or before January 31, 2014.  On January 29, 2014, the Company’s Board of Directors voted to increase the subscription amount of the Private Placement by $718,750.  The Board of Directors also voted to extend the Private Placement until February 28, 2014. On February 28, 2014 the Company’s Board of Directors voted to increase the subscription amount once again to a total of $3.5 million and extended the closing to April 4, 2014. On April 13, 2014 the Company’s Board of Directors voted to increase the subscription amount by $1 million, to a total of $4.5 million, and extended the closing to May 31, 2014. Together with the initial tranche of $1,000,000 that closed on December 12, 2013, the second tranche of $1,218,750 that closed January 29, 2014 and the third tranche of $630,360 that closed February 28, 2014, the total consideration received by the Company in the Private Placement is $2,849,110, which is comprised of $2,028,404 in cash and $820,706 from the conversion of outstanding indebtedness and Board of Director fees.

In connection with the Series K Warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series K Warrants December 12, 2013	Series K Warrants January 29, 2014	Series K Warrants February, 28 2014
Contractual life (in months)	36	36	36
Expected volatility	136.1	152.4	152.7
Risk-free interest rate	0.39%	0.39%	0.39%
Exercise price	$0.3125	$0.3125	$0.425
Fair value per warrant	$0.20	$0.30	$0.37

The holders of Series K Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series K Warrants

The warrants issued in the Private Placement have an exercise price equal to $0.3125 per share, for the December 12, 2013 and January 29, 2014 warrants and $0.425 per share for the February 28, 2014 warrants, with a term expiring three years from the issuance date.  The warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an affiliate of the Company.  The exercise price and/or number of shares issuable upon exercise of the warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrant agreement.

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of March 31, 2014, options to acquire 1,720,750 shares were outstanding under the Plan with 79,250 shares available for future grant under the Plan.

As of March 31, 2014, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of  common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2014 no options have been granted under the 2013 Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2013	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	363,500	.41	8,346,228	.37	8,709,728
Exercised	-	-	-	-	-
Expired	(10,000)	1.00	(21,000)	2.38	(31,000)
Forfeited	(187,542)	.85	-	-	(187,542)
Balance outstanding, December 31, 2013	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	-	-	3,660,500	0.34	3,660,500
Exercised	-	-	(450,000)	0.25	(450,000)
Expired	(10,000)	1.00	-	-	(10,000)
Forfeited	(30,958)	0.71	-	-	(30,958)
Balance outstanding, March 31, 2014	1,730,750	$0.71	18,222,827	$0.53	19,953,577	19,832,910

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.40 - $0.49	311,000	9.1	$0.40	284,083	9.1	$0.40
0.50 - 0.59	251,250	8.4	0.50	251,250	8.4	0.50
0.60 - 0.99	467,500	5.7	0.60	415,000	5.5	0.60
1.00 - 1.50	701,000	3.0	1.00	659,750	2.7	1.00
$0.40 - $1.50	1,730,750	5.6	$0.71	1,610,083	5.4	$0.71

 The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $20,830 for the remainder of 2014, $18,988 in 2015 and $1,842 in 2016.

 Common Stock Issuances

 On August 1, 2013, we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over six months. We recorded $80,000 for this issuance and recognized $66,087 as expense in 2013 and $13,913 was expensed in the period ended March 31, 2014. On September 10, 2013, we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over four months. We recorded $40,000 for this issuance and recognized expense of $36,721 in 2013 with $3,279 expensed in the period ended March 31, 2014.  On December 23, 2013 we issued 75,000 shares of restricted common stock to a lender in connection with the sale of debentures.  We recognized $17,250 as deferred financing costs that will be recognized over the life of the note.  We valued the above stock issuances using the greater of the estimated fair value of the services received or the Company’s stock price on date of issuance.

On February 10, 2014 a lender chose to convert $37,500 of their outstanding note balance into 150,000 shares of the Company’s common stock.

In March 2014, a Series D warrant holder exercised warrants to purchase 450,000 shares of common stock resulting in net proceeds to the company of $112,500.

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. The $75,000 principal balance remaining as of December 31, 2013 earns interest at a rate of 18% per year. The $75,000 note balance along with all accrued and unpaid interest of $14,832, was paid off in February 2014.

Convertible Debt

On April 11, 2013, we signed a promissory note in the amount of $275,000.  The initial loan taken by the Company against the note was for $125,000, net of a $12,500 original issue discount.  The lender lent the Company an additional $50,000, net of $5,000 original issue discount, on June 26, 2013. The balance of the note was to be paid in the amounts and on the dates of the lender’s choosing. The note and unpaid interest on the note are due and payable one year from the effective date of each payment.  The Company has the right to repay the notes at any time within six months of the effective date of each closing.  If the Company repays the note within 90 days of the effective date, interest is 0%.  If the note is not repaid within the 90 days, a onetime interest charge of 12% will be applied. The Company has reserved at least 6,000,000 shares of common stock for conversion under this note.  The Company evaluated the terms of this note in accordance with ASC 815-40, Derivatives and Hedging Contracts in Entity’s Own Stock. The lender has the right to convert all or part of the unpaid principal and interest into common stock at a conversion price of 60% of the lowest trade price in the 25 trading days prior to conversion after six months from the effective date of each closing. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $186,041 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. On October 10, 2013, this note was amended to change the lenders right to convert and the borrower’s right to repay to December 10, 2013. On December 10, 2013, this note was amended to change the lenders right to convert and the borrower’s right to repay to February 10, 2014.

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

On February 10, 2014 the lender chose to convert $37,500 of the outstanding note balance to 150,000 shares of the Company’s common stock; the remaining note balance of $203,100 was repaid in cash. The $199,507 fair value of the outstanding conversion option liability associated with these notes were reclassified to additional paid-in capital.

On January 7, 2014, we received $270,000 for a six-month note from an existing shareholder.  Terms of the note include a right to convert the note into the next equity transaction of the Company, at the conversion rate of the equity offering, and a three-year warrant to acquire 270,000 shares of common stock at $0.3125 per share. The relative fair value of the warrants was determined to be $44,073, which was accounted for as a debt discount and will be amortized to interest expense over the six-month life of the note. The investor also received an original issue discount of $30,000. The $300,000 note balance was converted to our Series K Convertible Preferred Stock on January 29, 2014.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

●
On April 1, 2014 the Company issued 773,169 shares of common stock for the conversion of 58,750 shares of Series G convertible preferred stock and $58,267 of accrued and unpaid dividends on the Series G convertible preferred stock.

●	On April 1, 2014 the Company issued 92,500 shares of common stock for the conversion of 92.5 shares of Series J convertible preferred stock.

●	On April 3, 2014 a Series D investor exercised his final warrants and purchased 146,658 shares of common stock resulting in net proceeds to the Company of $36,664.

●
On January 20, 2014 the Company agreed to issue 200,000 shares of restricted common stock to an investor relations firm in payment of services to be rendered over a nine month period beginning January 20, 2014.  We recorded $52,000 for this issuance which will be amortized over the service period. We recognized $13,300 of expense related to this transaction in the period ended March 31, 2014. We valued the above stock issuance using the greater of the estimated fair value of the services received or the Company’s stock price on the date of the award. These shares have not been issued as of May 15, 2014.

●
On March 8, 2014 the Company agreed to issue up to 150,000 shares of restricted common stock to an investor relations firm in payment of services to be rendered over a six month period beginning March 10, 2014.  We recorded $88,500 for this issuance which will be amortized over the service period. We recognized $10,212 of expense related to this transaction in the period ended March 31, 2014. We valued the above stock issuance using the greater of the estimated fair value of the services received or the Company’s stock price on the date of the award. These shares have not been issued as of May 15, 2014.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we have sufficient liquidity to finance normal operations;
●	the options we may pursue in light of our financial condition;
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●
the expected increase in the number of pressure cycling technology (“PCT”)and constant pressure (“CP”) based units installed and the increase in revenues from the sale of consumable products and extended service contracts;

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. We qualify all of our forward-looking statements by these cautionary statements.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern.  Based on our current projections, including equity financing subsequent to March 31, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations.  Please see Note 6, Subsequent Events.

We need substantial additional capital to fund normal operations in future periods.  If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

We hold 14 United States and 10 foreign patents covering multiple applications of PCT in the life sciences field. Our pressure cycling technology employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, including;

-	sample preparation for genomic, proteomic, and small molecule studies;
-	pathogen inactivation;
-	protein purification;
-	control of chemical (particularly enzymatic) reactions; and
-	Immunodiagnostics (clinical laboratory testing).

We reported a number of accomplishments in the first four months of 2014.

●	On January 29th, we closed the second tranche of our Series K PIPE, resulting in the receipt of $1,218,750.

●	On February 28th, we closed the third tranche of our Series K PIPE, resulting in the receipt of $630,360.

●	On March 19th, we announced the release and initial sale of the Barocycler HUB880, a “first-in-kind” ultra high pressure bench-top instrument system.

●	On March 30th, we announced our Q4 and FY 2013 financial results, including record quarterly instrumentation and consumables sales, and record annual product and total revenue.

●
On March 30th, we reiterated our guidance that the Company is on target to release our cutting-edge, microwell-based, high throughput Barocycler instrument at the annual meeting of the American Society for Mass Spectrometry in mid-June 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Revenue

We recognized revenue of $404,147 for the three months ended March 31, 2014 as compared to $370,737 during the three months ended March 31, 2013, an increase of $33,410 or 9%.  This increase was due to increased revenues from the sale of products and services as noted below.

Products, Services, Other. Revenue from the sale of products and services was $404,147 for the three months ended March 31, 2014 as compared to $221,569 during the three months ended March 31, 2013, an increase of $182,578 or 82.4%.  Sales of Instruments (including PCT Shredder Kits) were $241,344 in the three months ended March 31, 2014 as compared to $135,939 during the same period in the prior year, an increase of $105,405 or approximately 78%.    Sales of consumables were $54,612 for the period ended March 31, 2014 compared to $27,224 in the prior year an increase of $27,388 or 101%.  Our customers typically will order a supply of consumables with their initial equipment order and then re-order as needed.

Grant Revenue.  During the three months ended March 31, 2014, we recorded $0 of grant revenue compared to $149,168 in the three months ended March 31, 2013.  In February 2013, we began to work on a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the extraction of DNA for next generation sequencing platforms.  We also continued to work on a Phase II grant received in October 2011 from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms. Both of these grants were completed in 2013.

Cost of Products, Services and Grants

The cost of products, services and grants was $177,606 for the three months ended March 31, 2014 compared to $104,544 for the comparable period in 2013.  Gross margin was 56% for the period ended March 31, 2014 and 72% for the period ended March 31, 2013.  Work on our government grants is typically performed by our research and development staff and their cost is recorded as research and development and not charged to cost of sales. Only third party costs of our grants are charged to cost of sales. Adjusting for the grant revenue and expenses, our gross margin in 2013 would have been 58%.

Research and Development

Research and development expenditures were $231,088 during the three months ended March 31, 2014 as compared to $246,458 in the same period in 2013.  Research and development expenses decreased due to a reduction in spending for outside services and employee related expenses, as compared to the prior year period.  Research and development expense in the three months ended March 31, 2014 and 2013 included $7,553 and $4,836 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $170,655 for the three months ended March 31, 2014 from $193,900 for the comparable period in 2013.  This decrease was primarily due to employee related savings from a smaller headcount partially offset by an increase in tradeshow and travel related expenses. During the three months ended March 31, 2014 and 2013, selling and marketing expense included $5,991 and $3,668 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $606,479 for the three months ended March 31, 2014 as compared to $550,859 for the comparable period in 2013.  The increase in general and administrative expense in 2014 is primarily due to increased investor relations expenses.  During the three months ended March 31, 2014 and 2013, general and administrative expense included $5,352 and $10,536 of non-cash, stock-based compensation expense, respectively.

 Operating Loss

Our operating loss was $782,366 for the three months ended March 31, 2014 as compared to $725,024 for the comparable period in 2013.  The increased operating loss resulted from lower margins due to the loss of grant revenue in 2014.

Other income (expense), net

Interest (Expense) Income

Interest expense totaled $244,612 for the three months ended March 31, 2014 as compared to interest expense of $8,900 for the three months ended March 31, 2013.  In the current year period we amortized approximately $210,129 of imputed interest against the debt discount relating to warrants issued and fees incurred with convertible debt.

Change in fair value of warrant derivative liability

During the three months ended March 31, 2014, we recorded a non-cash charge of $495,848 for warrant revaluation expense in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This increase in fair value was primarily due to the increase in price of the Company’s common stock at March 31, 2014 as compared to the price on December 31, 2013. The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended March 31, 2014, we recorded a non-cash charge of $236,829 for conversion option revaluation expense in our condensed consolidated statements of operations due to an increase in the fair value of the conversion option liability related to convertible debt issued in 2013.  This increase in fair value was primarily due to the increase in price of the Company’s common stock on March 31, 2014 as compared to the price on December 31, 2013. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Net Loss

        During the three months ended March 31, 2014, we recorded a net loss to common shareholders of $3,084,708 or $(0.25) per share, as compared to a net loss to common shareholders of $1,394,090 or $(0.11) per share in the three months ended March 31, 2013.  The increase in the loss is due primarily to the change in fair value of our warrant derivative and conversion option liabilities as described above.  We also recorded a $1,280,066 charge for a beneficial conversion feature related to our Series K Preferred Stock offering in 2014.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities.  Based on our current projections, including equity financing subsequent to March 31, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations.

We will need substantial additional capital to fund our operations in future periods.  In the event that we are unable to obtain financing on acceptable terms, or at all, there is substantial doubt that we can continue as a going concern. We will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operating activities for the three months ended March 31, 2014 was $1,103,916 as compared to $617,494 for the three months ended March 31, 2013.  The increase in cash used in operations in 2014 as compared to 2013 is principally due to $342,797 used for an increase in current assets and pay down of operating liabilities in the period ending March 31, 2014 as compared to $29,140 used in 2013.

Cash used in investing activities for the three months ended March 31, 2014 and 2013 was not significant.

Net cash provided by financing activities for the three months ended March 31, 2014 was $1,506,132 as compared to $785,477 for the same period in the prior year.  The cash from financing activities in the period ending March 31, 2014 includes $270,000 from convertible debt and $1,456,360 in net proceeds from the second and third tranches of our Series K Convertible Preferred Stock offering.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2014 is due to our continued limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2013.  These material weaknesses are the following:

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

       We continue to plan to remediate those material weaknesses as follows:

●
Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to hire additional senior accounting personnel or additional independent consultants once we generate significantly more revenue or raise significant additional working capital.

●	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three month period ended March 31, 2014, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013.  The risks described in our Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Common Stock and Common Stock Issuances

Please reference footnote (6) Subsequent Events, of these condensed consolidated financial statements, for certain issuances of shares of common stock after March 31, 2014.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

Please reference footnote (5) Stockholder’s Deficit, of these condensed consolidated financial statements under the heading Common Stock Issuances.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) and Rule 506 of Regulation D under the Securities Act, for transactions not involving a public offering.

Series K Convertible Preferred Stock

Please reference footnote (5) Stockholder’s Deficit, of these condensed consolidated financial statements under the heading Series K Convertible Preferred Stock. The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) and Rule 506 of Regulation D under the Securities Act, for transactions not involving a public offering.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Mine Safety Disclosures

Not applicable

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits	Description

31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2014	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer)