Form 10-Q
period 2014-06-30
PRESSURE BIOSCIENCES INC
filed 2014-08-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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

The number of shares outstanding of the Issuer’s common stock as of August 14, 2014 was 15,474,393

PART I -   FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2014	2013
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$9,369	$31,417
Accounts receivable	190,725	147,635
Inventories, net of $50,000 reserve at June 30, 2014 and December 31, 2013	853,219	736,676
Prepaid income taxes	7,381	7,381
Investor receivable	200,000	-
Prepaid expenses and other current assets	157,607	85,573
Total current assets	1,418,301	1,008,682
Property and equipment, net	49,826	58,102
Intangible assets, net	12,182	36,498
TOTAL ASSETS	$1,480,309	$1,103,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,162,081	$1,102,772
Accrued employee compensation	120,346	149,333
Accrued professional fees and other	601,673	615,244
Deferred revenue	17,272	28,189
Promissory note	-	75,000
Related party debt	-	25,182
Convertible debt, net of debt discount of $100,108 and $331,806 respectively	295,056	281,796
Other debt	192,629	89,989
Warrant derivative liability	321,115	344,570
Conversion option liability	41,386	356,197
Total current liabilities	2,751,558	3,068,272
LONG TERM LIABILITIES
Deferred revenue	-	2,785
TOTAL LIABILITIES	2,751,558	3,071,057
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2014 and on December 31, 2013	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 and 145,320 shares issued and outstanding on June 30, 2014 and on December 31, 2013, respectively	865	1,453
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2014 and on December 31, 2013	100	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 4,995 and 5,087.5 shares issued and outstanding on June 30, 2014 and on December 31, 2013, respectively	50	51
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,463 shares issued
and outstanding on June 30, 2014 and 4,000 shares issued and outstanding on December 31, 2013	115	40
Common stock, $.01 par value; 50,000,000 shares authorized; 13,796,594 and 12,024,267 shares issued and outstanding on June 30, 2014 and on December 31, 2013, respectively	137,966	120,243
Warrants to acquire preferred stock and common stock	4,920,633	4,267,402
Additional paid-in capital	23,341,504	19,509,921
Accumulated deficit	(29,672,485)	(25,866,988)
Total stockholders' deficit	(1,271,249)	(1,967,775)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,480,309	$1,103,282

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Products, services, other	$307,464	$196,522	$711,611	$418,092
Grant revenue	-	161,214	-	310,382
Total revenue	307,464	357,736	711,611	728,474

Costs and expenses:
Cost of products and services	134,453	83,829	312,059	188,373
Research and development	253,238	260,408	484,326	506,866
Selling and marketing	196,074	188,392	367,414	382,292
General and administrative	570,456	683,133	1,176,935	1,233,992
Total operating costs and expenses	1,154,221	1,215,762	2,340,734	2,311,523

Operating loss	(846,757)	(858,026)	(1,629,123)	(1,583,049)

Other (expense) income:
Interest expense	(341,649)	(63,110)	(478,313)	(72,013)
Other expense	-	(208,709)	-	(208,709)
Change in fair value of derivative liabilities	585,219	63,804	(255,406)	18,359
Total other (expense) income	243,570	(208,015)	(733,719)	(262,363)

Net loss	(603,187)	(1,066,041)	(2,362,842)	(1,845,410)
Accrued dividends on convertible preferred stock	(9,606)	(39,237)	(54,593)	(71,410)
Deemed dividends on convertible preferred stock	(107,996)	(68,634)	(1,388,062)	(651,182)
Net loss applicable to common shareholders	$(720,789)	$(1,173,912)	$(3,805,497)	$(2,568,002)

Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.10)	$(0.30)	$(0.22)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	13,567,472	11,521,794	12,848,751	11,883,797

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,362,842)	$(1,845,410)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,731	40,421
Accretion of interest and amortization of debt issuance costs	393,845	260,753
Stock-based compensation expense	40,384	28,017
Non-cash third party fees	159,482	256,000
Change in fair value of derivative liability	255,406	(18,359)

Changes in operating assets and liabilities:
Accounts receivable	(43,090)	(97,892)
Inventories	(116,543)	56,722
Accounts payable	59,309	(116,597)
Accrued employee compensation	(28,987)	9,168
Deferred revenue	(13,702)	(29,601)
Other accrued expenses and liabilities	(98,560)	160,167
Prepaid expenses and other current assets	(40,909)	(19,973)
Net cash used in operating activities	(1,756,476)	(1,316,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(7,139)	(1,531)
Net cash used in investing activities	(7,139)	(1,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt	(25,182)	(46,778)
Net proceeds from convertible debt	420,434	640,500
Payments on convertible debt	(303,100)	-
Net proceeds from non-convertible debt	196,250	-
Payments on non-convertible debt	(172,360)	-
Payment of preferred stock dividends	-	(60,000)
Net proceeds from the issuance of common stock	149,165
Net proceeds from the issuance of preferred stock	1,476,360	896,595
Net cash provided by financing activities	1,741,567	1,430,317

Change in cash and cash equivalents	(22,048)	112,202
Cash and cash equivalents, beginning of period	31,417	1,461
Cash and cash equivalents, end of period	$9,369	$113,663

SUPPLEMENTAL INFORMATION:

Convertible debt exchanged for convertible preferred stock	$270,000	$1,018,000
Accrued dividends on preferred stock	54,593	71,410
Issuance of convertible preferred stock for interest	30,000	16,374
Issuance of convertible preferred stock for related party debt	-	25,200
Issuance of convertible preferred stock for board of director and other fees	92,750	54,126
Issuance of common stock for services	-	120,000
Deemed dividend on convertible preferred stock	1,388,062	651,182
Convertible debt exchanged for common stock	87,500	-
Common stock issued for preferred dividends	58,268	-

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of June 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments related to the recovery of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. Based on our current projections, including equity and debt financing completed subsequent to June 30, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations. Please see Note 6, Subsequent Events.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing including our most recently completed financing on January 29, 2014, February 28, 2014 and June 30, 2014, in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of common stock for net cash proceeds of approximately $1,676,360 in three tranches of $826,000, $630,360 and $220,000, respectively; and the conversion of $392,750 in principal and accrued interest from convertible promissory notes and other fees. $200,000 of the June 30, 2014 equity financing is recorded as an investor receivable at the end of the period and was received on July 1, 2014. The Company incurred $8,000 in legal costs in conjunction with this financing.  We also signed an agreement to borrow up to $400,000 on June 4, 2014.   Through August 1, 2014, we have received $150,000 under this agreement.  There is no guaranty that the Company will receive the amounts remaining under these agreements. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2)	Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.

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

In accordance with FASB ASC 840, Leases, we account for our lease agreements under the operating method.  We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument.  The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our condensed consolidated statements of operations.  Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made.  We pay all maintenance costs associated with the instrument during the term of the leases.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocycler instruments consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Raw materials	$197,916	$147,290
Finished goods	705,303	639,386
Inventory reserve	(50,000)	(50,000)
Total	$853,219	$736,676

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2014 and 2013:

	For the Three Months Ended
	June 30,
	2014	2013
Top Five Customers	64%	87%
Federal Agencies	3%	61%

	For the Six Months Ended
	June 30,
	2014	2013
Top Five Customers	42%	69%
Federal Agencies	2%	55%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Top Five Customers	77%	86%
Federal Agencies	17%	16%

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(603,187)	$(1,066,041)	$(2,362,842)	$(1,845,410)
Accrued dividend for Preferred Stock	(9,606)	(39,237)	(54,593)	(71,410)
Deemed dividend on Series J Convertible Preferred Stock	-	(68,634)	-	(651,182)
Deemed dividend on Series K Convertible Preferred Stock	(107,996)	-	(1,388,062)	-
Net loss applicable to common shareholders	$(720,789)	$(1,173,912)	$(3,805,497)	$(2,568,002)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	13,567,472	11,521,794	12,848,751	11,883,797

Loss per common share - basic and diluted	$(0.05)	$(0.10)	$(0.30)	$(0.22)

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Six Months Ended
	June 30,
	2014	2013
Stock options	1,585,750	1,759,552
Convertible debt	917,860	625,000
Common stock warrants	17,757,044	11,774,599
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	1,453,200
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series J Convertible Preferred Stock	4,995,000	5,087,500
Series K Convertible Preferred Stock	11,463,000	-
	39,334,354	22,449,851

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

Conversion Option Liability

The Company signed a number of convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which is over four years for options granted in 2013 and 2014.

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

The Company recognized stock-based compensation expense of $21,488 and $8,977 for the three months ended June 30, 2014 and 2013, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,
	2014	2013
Research and development	$10,301	$667
Selling and marketing	5,914	523
General and administrative	5,273	7,787
Total stock-based compensation expense	$21,488	$8,977

We recognized stock-based compensation expense of $40,384 and $28,017 for the six months ended June 30, 2014 and 2013, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2014	2013
Research and development	$17,854	$5,503
Selling and marketing	11,905	4,192
General and administrative	10,625	18,322
Total stock-based compensation expense	$40,384	$28,017

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014.

	Fair value measurements at June 30, 2014 using:

	June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$321,115	-	-	$321,115

	January 1, 2014	Change in Fair Value	Reclassified to Equity	June 30, 2014
Series D Preferred Stock Purchase Warrants	$344,570	$306,950	$(330,405)	$321,115

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2013	Warrants revalued at June 30, 2014
Expected life (in months)	60.0	34.0	28.0
Expected volatility	104.5%	154.8%	159.7%
Risk-free interest rate	0.875%	0.78%	0.36%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.21	$0.30

	Fair value measurements at June 30, 2014 using:

	June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 4, 2013 note, conversion option	$10,449			$10,449
June 4, 2014 note, conversion option	30,937			30,937
Embedded conversion options	$41,386	-	-	$41,386

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 1, 2014	Issuance fair value	Change in fair value	Reclassification into equity	June 30, 2014
April 11, 2013 note, conversion option	$130,734	$-	$7,348	$(138,082)	$-
June 26, 2013 note, conversion option	55,307	-	6,118	(61,425)	-
December 4, 2013 note, conversion option	98,129	-	(87,680)	-	10,449
December 23, 2013 note, conversion option	72,027	-	48,804	(120,831)	-
June 4, 2014 note, conversion option	-	57,071	(26,134)	-	30,937
Embedded conversion options	$356,197	$57,071	$(51,544)	$(320,338)	$41,386

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	April 11, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	2
Expected volatility	206.2%	116.4%
Risk-free interest rate	0.10%	0.04%
Exercise price	$0.14	$0.25
Fair value per conversion option	$0.29	$0.20

Assumptions	June 26, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	5
Expected volatility	189.2%	137.9%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.17	$0.25
Fair value per conversion option	$0.25	$0.23

Assumptions	December 4, 2013	Conversion options revalued at June 30, 2014
Expected life (in months)	24	1
Expected volatility	170.3%	77.1%
Risk-free interest rate	0.30%	0.02%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.16	$0.02

Assumptions	December 23, 2013	Conversion options revalued at June 23, 2014
Expected life (in months)	36	30
Expected volatility	151.4%	159.2%
Risk-free interest rate	0.77%	0.73%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.17	$0.32

Assumptions	June 4, 2014	Conversion options revalued at June 30, 2014
Expected life (in months)	8	7
Expected volatility	121.8%	102.6%
Risk-free interest rate	0.07%	0.08%
Exercise price	$0.45	$0.45
Fair value per conversion option	$0.16	$0.09

Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three or six months ended June 30, 2014 or in the same period of the prior year.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Rental costs are expensed as incurred.  During the six months ended June 30, 2014 and 2013 we incurred $61,800 and $61,840 in rent expense, respectively for the use of our corporate office and research and development facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the six months ended June 30, 2014 and 2013, we incurred $14,107 and $7,343, respectively, in royalty expense associated with our obligation to BMA.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc.  Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.  In April 2012 we announced an expanded license agreement and collaboration with TDI with a first target goal to meet unmet needs in treatment guidance for ovarian cancer.  We did not incur a royalty liability on sales through June 30, 2014.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and a maturity date of May 4, 2012.  The promissory note was interest free until May 4, 2012.  On November 15, 2012, $75,000 of principal and $16,125 of accrued and unpaid interest were converted into 18,225 shares of the Company’s Series G Convertible Preferred Stock. On February 6, 2014 the $75,000 principal balance remaining and $14,832 of accrued and unpaid interest were paid off in cash.

Convertible Debt

A loan in the aggregate amount of $300,000 was received from one individual on January 7, 2014. We granted an original issue discount equal to $30,000 and warrants to purchase 270,000 shares of common stock at $0.3125 per share.   The loan was converted to the Company’s Series K Convertible Preferred Shares in January 2014.

  On May 30, 2014, we signed a convertible debenture in the amount of $400,000.  The lender paid an initial payment of $150,000 net of an original issue discount of $12,162 on June 4, 2014.  A one-time interest charge of 9% will be applied to the principal balance.  The lender has the right, at any time from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.45 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture.  The maturity date is eight months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $30,937 at June 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on June 4, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $57,071 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $162,162 is offset by a debt discount of $69,233 which will be amortized to interest expense over the eight month life of the debt.

Other Notes

On December 10, 2013, we signed a Merchant Agreement with Scripline LLC. Under the agreement we received $96,000 in exchange for rights to all customer receipts until Scripline LLC is paid $126,700, to be collected at the rate of $874 per business day. The payments are secured by essentially all tangible assets of the Company. The outstanding balance was recorded as other debt on the balance sheet.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 6, 2014, we signed a Merchant Agreement with On Deck Capital. Under the agreement we received $150,000 in exchange for rights to all customer receipts until On Deck Capital is paid $190,499, to be collected at the rate of $756 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid On Deck Capital $3,750 in fees related to this transaction. The outstanding balance is recorded as other debt on the balance sheet. $26,100 of the proceeds were used to pay off the Scripline LLC outstanding balance.

On June 23, 2014 the Company received $50,000 on a short term interest free note from a lender.  This note was repaid on July 4, 2014.

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

As of June 30, 2014, there were no shares of Junior A, and Series A, B, C and E issued and outstanding.

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of common stock.  In April 2012, the number of Series D Warrants increased by 530,406 to a total of 1,047,875 and each Series D Warrant had an exercise price reset to $0.40 per share of common stock.  In December of 2013 the number of Series D Warrants increased by 628,733 to a total of 1,676,608 and each Series D Warrant had an exercise price reset to $0.25 per share of common stock. The Series D Warrants will be exercisable beginning on the six month anniversary of the date of issuance and expire five years from the initial exercise date.  The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement registering, or the prospectus contained therein, is not available for the issuance of the shares of common stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants.  The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect.  Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s common stock would exceed certain thresholds.

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

Series D Warrants to purchase 350,000, 100,000 and 146,658 shares of common stock were exercised on March 20, March 26 and April 3, 2014, respectively, at an exercise price of $0.25 per share resulting in net proceeds to the Company of $149,164.

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

On April 1, 2014 the Company issued 733,169 shares of common stock for the conversion of 58,750 shares of Series G Convertible Preferred Stock and $58,267 of accrued and unpaid dividends on the Series G Convertible Preferred Stock.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 29, 2014, the company entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 4,875 units for a purchase price of $250.00 per unit or an aggregate Purchase Price of $1,218,750.  This was the second tranche of a $1.5 million private placement previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated by reference herein. The Purchasers in the second tranche of the Private Placement consisted of certain existing and new investors in the Company, as well as all of the members of the Company’s Board of Directors.

Each unit purchased in the second tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share, convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share, with a term expiring on January 29, 2017.

On February 28, 2014, the company entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 1,854 units for a purchase price of $340.00 per unit or an aggregate Purchase Price of $630,360.  This was the third tranche of a $1.5 million private placement previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated by reference herein. The Purchasers in the third tranche of the Private Placement consisted of certain existing and new investors in the Company.

Each unit purchased in the third tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.425 per share, with a term expiring on February 28, 2017.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2014, the company entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 734 units for a purchase price of $300.00 per unit or an aggregate Purchase Price of $220,000.  This was the fourth tranche of a $1.5 million private placement previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated by reference herein. The Purchasers in the fourth tranche of the Private Placement consisted of certain existing and new investors in the Company.

Each unit purchased in the fourth tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.375 per share, with a term expiring on June 30, 2017.

The Private Placement was originally expected to raise $1.5 million and close on or before January 31, 2014.  On January 29, 2014, the Company’s Board of Directors voted to increase the subscription amount of the Private Placement by $718,750.  The Board of Directors also voted to extend the Private Placement until February 28, 2014. On February 28, 2014 the Company’s Board of Directors voted to increase the subscription amount once again to a total of $3.5 million and extended the closing to April 4, 2014. On April 13, 2014 the Company’s Board of Directors voted to increase the subscription amount by $1 million, to a total of $4.5 million, and extended the closing to May 31, 2014.  On July 7, 2014 the Company’s Board of Directors voted to extend the closing to August 15, 2014. Together with the initial tranche of $1,000,000 that closed on December 12, 2013, the second tranche of $1,218,750 that closed January 29, 2014, the third tranche of $630,360 that closed February 28, 2014 and the fourth tranche of $220,000 that closed June 30, 2014, the total consideration received by the Company in the Private Placement is $3,069,110, which is comprised of $2,248,404 in cash and $820,706 from the conversion of outstanding indebtedness and Board of Director fees.

In connection with the Series K Warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series K Warrants December 12, 2013	Series K Warrants January 29, 2014	Series K Warrants February 28 2014	Series K Warrants June 30, 2014
Contractual life (in months)	36	36	36	36
Expected volatility	136.1	152.4	152.7	153.9
Risk-free interest rate	0.39%	0.39%	0.39%	0.90%
Exercise price	$0.3125	$0.3125	$0.425	$0.375
Fair value per warrant	$0.20	$0.30	$0.37	$0.29

The holders of Series K Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series K Warrants

The warrants issued in the Private Placement have an exercise price equal to $0.3125 per share, for the December 12, 2013 and January 29, 2014 warrants, $0.425 per share for the February 28, 2014 warrants and $0.375 per share for the June 30, 2014 warrants, with a term expiring three years from the issuance date.  The warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an affiliate of the Company.  The exercise price and/or number of shares issuable upon exercise of the warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrant agreement.

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of June 30, 2013, options to acquire 1,585,750 shares were outstanding under the Plan with 214,250 shares available for future grant under the Plan.

As of June 30, 2013, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of  common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2014 no options have been granted under the 2013 Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2013	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	363,500	0.41	8,346,228	0.37	8,709,728
Exercised	-	-	-	-	-
Expired	(10,000)	1.00	(21,000)	2.38	(31,000)
Forfeited	(187,542)	0.85	-	-	(187,542)
Balance outstanding, December 31, 2013	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	-	-	4,027,500	0.34	4,027,500
Exercised	-	-	(596,658)	0.25	(596,658)
Expired	(5,000)	1.00	(686,125)	0.74	(691,125)
Forfeited	(180,958)	0.74	-	-	(180,958)
Balance outstanding, June 30, 2014	1,585,750	$0.71	17,757,044	$0.52	19,342,794	19,261,350

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.40 - $0.49	311,000	8.9	$0.40	310,333	8.9	$0.40
0.50 - 0.59	226,250	8.1	0.50	226,250	8.1	0.50
0.60 - 0.99	402,500	5.6	0.60	356,096	5.3	0.60
1.00 - 1.24	646,000	2.8	1.00	611,627	2.6	1.00
$0.40 - $1.24	1,585,750	5.6	$0.71	1,504,306	5.4	$0.71

As of June 30 2014, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $41,610.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $20,805 for the remainder of 2014, $18,978 in 2015 and $1,827 in 2016.

On June 25, 2014 the company signed an agreement with an investment advisory firm. In exchange for investment and strategic advisory services the firm will receive 50,000 warrants each month for up to twelve months.  Each warrant can be exercised to purchase one share of common stock at $0.56 each.   The warrants will be valued at $7,500 per month and expensed when granted.

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

On February 10, 2014 a lender, with the prior approval of the Company, chose to convert $37,500 of their outstanding note balance into 150,000 shares of the Company’s common stock.

On June 23, 2014 a lender, with the prior approval of the Company, chose to convert $50,000 of their outstanding note balance into 200,000 shares of the Company’s common stock.

In March and April 2014, a Series D warrant holder exercised warrants to purchase 596,658 shares of common stock resulting in net proceeds to the company of $149,164.

In April 2014 we issued 733,169 shares of common stock to holders of Series G Convertible Preferred Stock for the conversion of 58,750 shares of preferred and $58,267 of accrued and unpaid dividends on the Series G Convertible Preferred Stock. We also issued 92,500 shares of common stock to holders of Series J Convertible Preferred Stock for the conversion of 92.5 shares of Series J Convertible Preferred Stock.

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

On February 10, 2014 the lender, with the prior approval of the Company, chose to convert $37,500 of the outstanding note balance to 150,000 shares of the Company’s common stock; the remaining note balance of $203,100 was repaid in cash. The $199,507 fair value of the outstanding conversion option liability associated with these notes was reclassified to additional paid-in capital.

On December 4, 2013, we signed a convertible debenture in the amount of $223,000.  The lender paid an initial payment of $200,000 net of an “original issue” discount of $20,000 and $3,000 in legal fees, on the closing date.  The lender has the right at any time from the issue date to convert all or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company has the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest.  The Company is required to reserve at least 4 times the number of shares actually issuable upon full conversion of this debenture.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change the conversion shares were indeterminable and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $98,129 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. In addition the lender received a warrant to purchase 70,000 shares of the Company’s common stock at an exercise price of $0.3125 per share.  The warrants were valued at $11,100 which was allocated to debt discount and will be amortized to interest expense over the twenty-four month life of the debt.

The proceeds from the convertible debt issued on December 4, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $90,444 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $223,000 was offset by a debt discount of $111,488 which will be amortized to interest expense over the twelve month life of the debt. On June 3, 2014 the lender agreed to extend the conversion date of the loan to August 4, 2014 and received a $10,000 fee which will be amortized to interest expense over the remaining months of the loan. On July 31, 2014 the lender agreed to extend the conversion date of the loan to October 4, 2014 and received $12,000 in fees that will be amortized to interest expense over the remaining months of the loan.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 23, 2013, we signed a convertible debenture in the amount of $150,000.  The lender paid an initial payment of $125,000 net of an “original issue” discount of $15,000 and $10,000 in fees, on the closing date.  The lender has the right, any time from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest.  The Company is required to reserve at least 3 times the number of shares actually issuable upon full conversion of this debenture.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change the conversion shares were indeterminable,   and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $72,027 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. In addition the lender received 75,000 shares of Company restricted common stock, of which the fair value of $17,250 was charged to debt discount and will be amortized to interest expense over the remaining life of the debt.

The proceeds from the convertible debt issued on December 23, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $65,003 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $150,000 was offset by a debt discount of $102,153 which will be amortized to interest expense over the remaining life of the debt.

On May 23, 2014 the Company chose to prepay the debt. The lender, with the prior consent of the Company, chose to convert $50,000 of the outstanding balance to 200,000 shares of common stock and received a payment of $125,000 for the balance of the note plus a 25% prepayment fee.

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

On May 30, 2014, we signed a convertible debenture in the amount of $400,000.  The lender paid an initial payment of $150,000 net of an “original issue” discount of $12,162 on June 4, 2014.  The lender has the right, any time from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.45 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture at any time on or before six months from the effective date. The Company is required to reserve 650,000 shares of common stock for conversion.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change the conversion shares were indeterminable and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $30,937 at June 30, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

The proceeds from the convertible debt issued on May 30, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $57,071 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $162,162 was offset by a debt discount of $69,233 which will be amortized to interest expense over the remaining life of the debt.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●
On July 1, 2014 IssuWorks was granted 50,000 warrants with an exercise price of $0.56. On June 26, 2014, PBI announced the engagement of IssuWorks and their management team to review strategic and financing alternatives, including the possible spin-off of vertical market applications into new, stand-alone businesses. IssuWorks will be granted 50,000 warrants each month with an exercise price of $0.56 as compensation.

●	On July 1, 2014 the Company issued 37,500 warrants with an exercise price of $0.55, to an individual in connection with a one year consulting agreement.

●	On July 7, 2014 the Company’s Board of Directors voted to extend the closing of the Series K private placement to August 15, 2014.

●	On July 10, 2014 the Company signed a six month note and received $66,750 after fees and commission of $8,250.

●	On July 15, 2014 the Company signed a six month note for $105,000 and received $100,000 net of fees.

●	On July 14, 2014 the Company converted 1,411 shares of Series J convertible preferred stock and $22,712 of accrued and unpaid dividends into 1,477,799 shares of common stock.

●
On July 31, 2014 the Company signed an agreement to extend the maturity date of the $223,000 convertible note to October 4, 2014. The Company paid the lender $12,000 in fees in connection with the extension.

●	On August 6, 2014 the Company signed a merchant agreement and received $74,000 net of fees. The note will be paid back at the rate of $632 per business day until a total of $101,250 has been paid.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of June 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern.  Based on our current projections, including equity financing subsequent to June 30, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations.  Please see Note 6, Subsequent Events.

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

We reported a number of accomplishments in the first seven months of 2014:

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

●
May 5th, PBI announced its selection to present at the Cavendish Global Health Impact Forum, whose goal was to bring together leading family offices and their foundations seeking impact investment, grant-giving, and philanthropy opportunities within health and life sciences.

●
June 15th, PBI launched its much anticipated, first-in-class, bench top, high throughput, PCT-based instrument (Barozyme HT48) at the ASMS Annual Conference.  The new Barozyme HT48 system was designed to integrate well with current standardized, high-throughput, liquid-handling laboratory automation and robotics installed in tens of thousands of biological research laboratories worldwide.

●
June 19th, PBI announced that scientists from six separate research groups presented data at the ASMS Annual Conference showing the use of PBI’s patented PCT Platform for the preparation of samples resulted in significantly improved time and/or cost efficiencies of test results.

●
June 23rd, PBI reported the successful launch and meeting of all key objectives for its Barozyme HT48 introduction at the annual meeting of the American Association for Mass Spectrometry (“ASMS”). PBI also reaffirmed its (i) expectation to secure one or more strategic marketing/sales partners by years’ end, and (iii) guidance that sales of its new PCT microplate strip system (Barozyme HT48) will begin in the second half of FY2014.

●
June 26th, PBI announced the engagement of IssuWorks and their management team to review strategic and financing alternatives, including the possible spin-off of vertical market applications into new, stand-alone businesses.  Issuworks was founded by noted Wall Street executives, including David Weild (former vice chairman of NASDAQ, former head of global equity transactions at Prudential Securities and president of PrudentialSecurities.com, considered the “Father” of the JOBS Act) and Ed Kim (former biotech analyst at major Wall Street firms and former head of new products at NASDAQ).

Results of Operations

Comparison for the three months ended June 30, 2014 and 2013

Revenue

We recognized total revenue of $307,464 for the three months ended June 30, 2014 as compared to $357,736 during the three months ended June 30, 2013, a decrease of $50,272 or 14%.  This decrease is solely attributable to our loss of grant revenue in 2014.  Although our product sales were up significantly the increase did not offset the entire loss of grant revenue as noted below.

Products, Services, Other. Revenue from the sale of products and services increased 56% to $307,464 for the three months ended June 30, 2014 as compared to $196,522 during the three months ended June 30, 2013.  Sales of consumables for the three months ended June 30, 2014 were $48,417 compared to $26,034 during the same period in the prior year, an increase of approximately 86%.

Grant Revenue.  During the three months ended June 30, 2014, we did not record any grant revenue compared to $161,214 in the comparable period in 2013.  In February 2013, we began to work on a Phase I SBIR grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the extraction of DNA for next generation sequencing platforms.  Work on this grant continued throughout the second quarter. We also continued to work on a Phase II grant received in October 2011 from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms, such as anthrax.

Cost of Products and Services

The cost of products and services was $134,453 for the three months ended June 30, 2014 compared to $83,829 for the comparable period in 2013.  Our gross profit margin on products and services was 56% for the three months ended June 30, 2014, as compared to 57% for the prior period.  We are currently achieving a larger percentage of our sales through our channel partners and recognize lower margins on these sales.

Research and Development

Research and development expenditures were $253,238 during the three months ended June 30, 2014 as compared to $260,408 in the same period in 2013.  Our work on research and development projects remained steady during both periods.

Research and development expense recognized in the three months ended June 30, 2014 and 2013 included $10,301 and $667 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $196,074 for the three months ended June 30, 2014 from $188,392 for the comparable period in 2013, an increase of $7,682 or 4%.  This increase is primarily attributed to additional marketing expenses incurred to attend trade shows in order to introduce new products.

During the three months ended June 30, 2014 and 2013, selling and marketing expense included $5,914 and $523 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $570,456 for the three months ended June 30, 2014 as compared to $683,133 for the comparable period in 2013, a decrease of $112,677 or 16%.  The decrease is primarily related to decreases in salaries due to reduced staffing levels and temporary help.

During the three months ended June 30, 2014 and 2013, general and administrative expense included $5,273 and $7,787 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $846,757 for the three months ended June 30, 2014 as compared to $858,026 for the comparable period in 2013, a decrease of $11,269 or 1.3%.  Although our overall revenue was down from the same quarter in the previous year, solely because of the loss of grant revenue, we were able to offset the lost margin through continued increase in products revenue and by control of our operating costs.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $341,649 for the three months ended June 30, 2014 as compared to interest expense of $63,110 for the three months ended June 30, 2013.  We recorded $24,551 of accrued interest and $317,098 of amortized debt discount for the three months ended June 30, 2014 related to a series of convertible notes.

Change in fair value of warrant derivative liability

During the three months ended June 30, 2014, we recorded non-cash income of $188,898 for warrant revaluation income in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This decrease in fair value was primarily due to the decrease in price of the Company’s common stock at June 30, 2014 as compared to the price on March 31, 2014. The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended June 30, 2014, we recorded a non-cash income of $396,321 for conversion option revaluation income in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt.  This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on June 30, 2014 as compared to the price on March 31, 2014. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 3 of the accompanying condensed consolidated financial statements

Other Expense

During the three months ended June 30, 2013 we also recorded a non-cash expense of $208,709 upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments. The components for determining the fair value of the warrant liability and can be found in Note 3 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

         During the three months ended June 30, 2014, we recorded a net loss to common shareholders of $720,789 or $(0.05) per share, as compared to a net loss to common shareholders of $1,173,912 or $(0.10) per share in the three months ended June 30, 2013.  The decrease in net loss to common shareholders is primarily due to the gain from the fair value of derivative liabilities in the current period vs. other expense of $208,708 in the period ended June 30, 2013. The number of outstanding shares of common stock increased primarily from the issuance of shares of common stock upon conversion of Convertible Preferred Stock.  See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Comparison for the six months ended June 30, 2014 and 2013

Revenue

We recognized total revenue of $711,611 for the six months ended June 30, 2014 as compared to $728,474 during the six months ended June 30, 2013, a decrease of $16,863 or 2%.  This decrease is due solely to the loss of $310,382 in grant revenue offset by a 70% increase in products and services revenue as noted below.

Products, Services, Other. Revenue from the sale of products and services was $711,611 for the six months ended June 30, 2014 as compared to $418,092 during the six months ended June 30, 2013, an increase of $293,519 or 70%. The revenue increase included sales of both PCT and CS products.  Sales of consumables increased by $49,771 or 93% to $103,029 compared to $53,258 for the prior year period.

Grant Revenue.  During the six months ended June 30, 2014, we did not record any grant revenue compared to $310,382 in the six months ended June 30, 2013.  We completed the work on a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms and on a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of DNA for next generation sequencing systems in the third quarter of 2013 and have not received any grants to replace them at this time. We are actively pursuing additional grants.

Cost of Products and Services

The cost of products and services was $312,059 for the six months ended June 30, 2014 compared to $188,373 for the comparable period in 2013.  Our gross profit margin on products and services was 56% and 55% for the six months ended June 30, 2014 and June 30, 2013 respectively.

Research and Development

Research and development expenditures were $484,326 for the six months ended June 30, 2014 as compared to $506,866 in the same period in 2013, a decrease of $22,540 or 4%.

Research and development expense recognized in the six months ended June 30, 2014 and 2013 included $17,854 and $5,503 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $367,414 for the six months ended June 30, 2014 from $382,292 for the comparable period in 2013, a decrease of $14,878 or 4%.  This decrease was primarily due to employee related savings from a smaller part time headcount offset by tradeshow and travel related expenses.

During the six months ended June 30, 2014 and 2013, selling and marketing expense included $11,905 and $4,192 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,176,935 for the six months ended June 30, 2014 as compared to $1,233,992 for the comparable period in 2013, a decrease of $57,057 or 5%.  Salaries and temporary help expenses are both down in the current year compared to the prior year period.

During the six months ended June 30, 2014 and 2013, general and administrative expense included $10,625 and $18,322 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,629,123 for the six months ended June 30, 2014 as compared to $1,583,049 for the comparable period in 2013, an increase of $46,074 or 3%.  The increased operating loss resulted primarily from the loss of grant revenues which typically are realized with existing staff and do not require significant incremental expenditures.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $478,313 for the six months ended June 30, 2014 as compared to interest expense of $72,013 for the six months ended June 30, 2013.  We recorded $58,121 of interest expense for the six months ended June 30, 2013 related to our convertible loans and promissory note.  For the six month period ended June 30, 2014, we also amortized approximately $419,280 of imputed interest against the debt discount on these loans relating to warrants issued, conversion options liabilities and fees incurred in conjunction with these loans.

Change in fair value of warrant derivative liability

During the six months ended June 30, 2014, we recorded non-cash expense of $306,950 for warrant revaluation income in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This increase in fair value was primarily due to the increase in price of the Company’s common stock at June 30, 2014 as compared to the price on December 31, 2013. $330,405 of the warrant liability was reclassified to equity when the underlying warrants were exercised and no longer required revaluation.  The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the six months ended June 30, 2014, we recorded a non-cash income of $51,544 for conversion option revaluation income in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt.  This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on June 30, 2014 as compared to the price on December 31, 2013. $320,338 of the conversion option liability was reclassified to equity when the underlying convertible debt was paid off and no longer required revaluation. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Other Expense

During the six months ended June 30, 2013 we also recorded a non-cash expense of $208,709 upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments. The components for determining the fair value of the warrant liability and can be found in Note 3 of these condensed consolidated financial statements

Net Loss Applicable to Common Shareholders

During the six months ended June 30, 2014, we recorded a net loss to common shareholders of $3,805,497 or $(0.30) per share, as compared to a net loss to common shareholders of $2,568,002 or $(0.22) per share in the six months ended June 30, 2013.  The increase in net loss per share is primarily due to the change in fair value of derivatives and amortization of derivatives related to our debt.  We recorded a deemed dividend of $1,388,062 in connection with the Series K Convertible Preferred Stock in 2014 compared to a deemed dividend of $651,182 in connection with the Series J Convertible Preferred Stock in 2013. These losses were somewhat offset by an increase in the number of outstanding shares of common stock resulting from the issuance of shares of common stock upon conversion of Convertible Preferred Stock.  See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of June 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern.  Based on our current projections, including equity and debt financing subsequent to June 30, 2014, described in Note 6, we believe our current cash resources will enable us to continue to fund normal operations.

We will need substantial additional capital to fund our operations in future periods.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2014 was $1,756,476 as compared to $1,316,584 for the six months ended June 30, 2013.  The increase in cash used in operations in 2014 as compared to 2013 is principally due to an increase in the loss from operations and an increase in inventory.

Cash used in investing activities for the six months ended June 30, 2014 and 2013 was not significant.

Net cash provided by financing activities for the six months ended June 30, 2014 was $1,741,567 as compared to $1,430,317 for the same period in the prior year.  The cash from financing activities in the period ending June 30, 2014 includes $420,000 from convertible debt, net of fees and original note discounts, $1,476,360 in proceeds, net of $8,000 in legal fees, from our Series K Convertible Preferred Stock offering and $149,154 from the exercise of warrants. We also received $146,250 in a one year note, net of $3,750 in fees, on June 6, 2014.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2014 is due to our continued limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2013.  These material weaknesses are the following:

●	A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets

●	A lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, valuation of warrants and other equity transactions

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three and six month period ended June 30, 2014, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1, Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Common Stock and Common Stock Issuances

Please reference footnote (6) Subsequent Events, of these condensed consolidated financial statements, for certain issuances of shares of common stock after June 30, 2014.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

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

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2014	By:	/s/Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2014	By:	/s/Richard P. Thomley
Richard P. Thomley
Chief Financial Officer (Principal Financial Officer)