Form 10-Q
period 2014-09-30
PRESSURE BIOSCIENCES INC
filed 2014-11-14
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014or

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
☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes     ☐No

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
☐Yes      ☒No
The number of shares outstanding of the Issuer’s common stock as of November 14, 2014 was 15,787,560

PART I -   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2014	2013
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$98,216	$31,417
Accounts receivable	335,041	147,635
Inventories, net of $50,000 reserve at September 30, 2014 and December 31, 2013	852,523	736,676
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	120,055	85,573
Total current assets	1,413,216	1,008,682
Property and equipment, net	42,375	58,102
Intangible assets, net	-	36,498
TOTAL ASSETS	$1,455,591	$1,103,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,085,796	$1,102,772
Accrued employee compensation	163,159	149,333
Accrued professional fees and other	783,075	615,244
Deferred revenue	18,461	28,189
Promissory note	-	75,000
Related party debt	18,788	25,182
Convertible debt, net of debt discount of $576,116 and $331,806 respectively	617,160	281,796
Other debt	-	89,989
Warrant derivative liability	235,724	344,570
Conversion option liability	611,312	356,197
Total current liabilities	3,553,475	3,068,272
LONG TERM LIABILITIES
Deferred revenue	-	2,785
TOTAL LIABILITIES	3,553,475	3,071,057
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2014 and on December 31, 2013	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 and 145,320 shares issued and outstanding on September 30, 2014 and on December 31, 2013, respectively	865	1,453
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2014 and on December 31, 2013	100	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,546 and 5,087.5 shares issued and outstanding on September 30, 2014 and on December 31, 2013, respectively	35	51
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,399 shares issued
and outstanding on September 30, 2014 and 4,000 shares issued and outstanding on December 31, 2013	114	40
Common stock, $.01 par value; 50,000,000 shares authorized; 15,727,560 and 12,024,267 shares issued and outstanding on September 30, 2014 and on December 31, 2013, respectively	157,276	120,243
Warrants to acquire preferred stock and common stock	4,967,377	4,267,402
Additional paid-in capital	23,471,244	19,509,921
Accumulated deficit	(30,674,898)	(25,866,988)
Total stockholders' deficit	(2,077,884)	(1,967,775)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,455,591	$1,103,282

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Products, services, other	$372,545	$327,958	$1,084,156	$746,050
Grant revenue	-	92,804	-	403,186
Total revenue	372,545	420,762	1,084,156	1,149,236

Costs and expenses:
Cost of products and services	149,065	175,995	461,124	364,368
Research and development	232,032	280,276	716,358	787,142
Selling and marketing	188,129	190,882	555,543	573,174
General and administrative	600,952	617,642	1,777,887	1,851,634
Total operating costs and expenses	1,170,178	1,264,795	3,510,912	3,576,318

Operating loss	(797,633)	(844,033)	(2,426,756)	(2,427,082)

Other (expense) income:
Interest expense	(179,942)	(158,162)	(658,255)	(230,176)
Other expense	(80,102)	(2,132)	(80,102)	(210,838)
Change in fair value of derivative liabilities	98,627	331,113	(156,779)	349,472
Total other (expense) income	(161,417)	170,819	(895,136)	(91,542)

Net loss	(959,050)	(673,214)	(3,321,892)	(2,518,624)
Accrued dividends on convertible preferred stock	(43,362)	(42,938)	(97,955)	(114,348)
Deemed dividends on convertible preferred stock	-	-	(1,388,062)	(651,182)
Net loss applicable to common shareholders	$(1,002,412)	$(716,152)	$(4,807,909)	$(3,284,154)

Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.06)	$(0.35)	$(0.28)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	15,238,466	11,664,484	13,648,795	11,776,740

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,321,892)	$(2,518,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,364	62,955
Accretion of interest and amortization of debt issuance costs	611,919	391,625
Stock-based compensation expense	46,770	120,248
Non-cash third party fees	206,226	396,525
Change in fair value of derivative liability	156,799	(349,472)

Changes in operating assets and liabilities:
Accounts receivable	(187,406)	15,351
Inventories	(115,847)	71,894
Accounts payable	(16,976)	1,857
Accrued employee compensation	13,826	46,177
Deferred revenue	117,486	(30,854)
Other accrued expenses and liabilities	4,977	258,806
Prepaid expenses and other current assets	222,041	(27,611)
Net cash used in operating activities	(2,202,713)	(1,561,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(7,139)	(55,052)
Net cash used in investing activities	(7,139)	(55,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of related party debt, net	(6,394)	(45,736)
Net proceeds from convertible debt	957,744	896,503
Payments on convertible debt	(303,100)	(5,968)
Net proceeds from non-convertible debt	270,252	-
Payments on non-convertible debt	(267,377)	-
Payment of preferred stock dividends	-	(60,000)
Net proceeds from the issuance of common stock	149,166	-
Net proceeds from the issuance of preferred stock	1,476,360	896,595
Net cash provided by financing activities	2,276,651	1,681,394

Change in cash and cash equivalents	66,799	65,219
Cash and cash equivalents, beginning of period	31,417	1,461
Cash and cash equivalents, end of period	$98,216	$66,680

SUPPLEMENTAL INFORMATION:

Convertible debt exchanged for convertible preferred stock	$270,000	$1,018,000
Accrued dividends on preferred stock	97,955	-
Issuance of convertible preferred stock for interest	30,000	-
Issuance of convertible preferred stock for related party debt	-	25,200
Issuance of convertible preferred stock for board of director and other fees	92,750	-
Issuance of common stock for services	-	320,000
Deemed dividend on convertible preferred stock	1,388,062	651,182
Convertible debt exchanged for common stock	87,500	-
Common stock issued for preferred dividends	82,231	-

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments related to the recovery of assets or classifications of liabilities that might be necessary should we be unable to continue as a going concern. Based on our current projections, including equity and debt financing completed subsequent to September 30, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations. Please see Note 6, Subsequent Events.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing including our most recently completed financing on January 29, 2014, February 28, 2014 and June 30, 2014, in which we sold units consisting of shares of convertible preferred stock and warrants to purchase shares of common stock for net cash proceeds of approximately $1,676,360 in three tranches of $826,000, $630,360 and $220,000, respectively; and the conversion of $392,750 in principal and accrued interest from convertible promissory notes and other fees. The Company has received $263,000 of the next tranche of equity financing which closed on November 12, 2014.  $130,000 was received prior to September 30, 2014 and included in the cash balance and recorded as an investor deposit at September 30, 2014.  We also signed an agreement to borrow up to $400,000 on June 4, 2014.   Through August 1, 2014, we have received $150,000 under this agreement.  There is no guaranty that the Company will receive the amounts remaining under these agreements. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.

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

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, we send a highly trained technical representative to the customer site to install every Barocycler that we sell or lease domestically. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon the completion of the installation and introductory training process of the Barocycler NEP3229 and NEP2320 instrumentation at the customer location, for domestic installations.  Product revenue related to sales of PCT instrumentation to our foreign distributors and overseas customers, to our domestic distributors, and our new Barocycler HUB440 instrument is recognized upon shipment through a common carrier unless installation is specifically requested by the customer. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier.  Shipping costs are included in sales and marketing expense.  Any shipping costs billed to customers are recognized as revenue.

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

Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment-grade, interest-bearing obligations, including money market funds, and bank and corporate debt instruments.  Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair market value, and are classified as cash equivalents. Our cash balance at September 30, 2014 includes restricted cash.

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocycler instruments consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Raw materials	$222,989	$147,290
Finished goods	679,534	639,386
Inventory reserve	(50,000)	(50,000)
Total	$852,523	$736,676

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended
	September 30,
	2014	2013
Top Five Customers	53%	53%
Federal Agencies	1%	27%

	For the Nine Months Ended
	September 30,
	2014	2013
Top Five Customers	31%	51%
Federal Agencies	1%	41%

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Top Five Customers	58%	86%
Federal Agencies	1%	16%

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(959,050)	$(673,214)	$(3,321,892)	$(2,518,624)
Accrued dividend for Preferred Stock	(43,362)	(42,938)	(97,955)	(114,348)
Deemed dividend on Series J Convertible Preferred Stock	-	-	-	(651,182)
Deemed dividend on Series K Convertible Preferred Stock	-	-	(1,388,062)	-
Net loss applicable to common shareholders	$(1,002,412)	$(716,152)	$(4,807,909)	$(3,284,154)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	15,238,466	11,664,484	13,648,795	11,776,740

Loss per common share - basic and diluted	$(0.07)	$(0.06)	$(0.35)	$(0.28)

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the Three and Nine Months Ended
	September 30,
	2014	2013
Stock options	3,356,250	1,793,750
Convertible debt	4,091,151	1,025,000
Common stock warrants	17,895,717	12,034,599
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	1,453,200
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series J Convertible Preferred Stock	3,548,000	5,087,500
Series K Convertible Preferred Stock	11,399,000	-
	42,905,818	23,144,049

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

The Company recognized stock-based compensation expense of $6,387 and $92,231 for the three months ended September 30, 2014 and 2013, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,
	2014	2013
Research and development	$1,749	$44,658
Selling and marketing	1,391	17,024
General and administrative	3,247	30,549
Total stock-based compensation expense	$6,387	$92,231

We recognized stock-based compensation expense of $46,771 and $120,248 for the nine months ended September 30, 2014 and 2013, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Nine Months Ended September 30,
	2014	2013
Research and development	$19,602	$50,161
Selling and marketing	13,296	21,216
General and administrative	13,873	48,871
Total stock-based compensation expense	$46,771	$120,248

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014.

		Fair value measurements at September 30, 2014 using:
	September 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$235,724	-	-	$235,724

	January 1, 2014	Change in Fair Value	Reclassified to Equity	September 30, 2014
Series D Preferred Stock Purchase Warrants	$344,570	$221,559	$(330,405)	$235,724

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2013	Warrants revalued at September 30, 2014
Expected life (in months)	60.0	34.0	25.0
Expected volatility	104.5%	154.8%	129.3%
Risk-free interest rate	0.875%	0.78%	0.58%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.21	$0.22

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		Fair value measurements at September 30, 2014 using:
	Sept. 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 4, 2014 note, conversion option	$13,020	-	-	$13,020
July 7, 2014 note, conversion option	55,917	-	-	55,917
July 7, 2014 note, conversion option	78,284	-	-	78,284
August 28, 2014 note, conversion option	42,156	-	-	42,156
September 3, 2014 note, conversion option	125,927	-	-	125,927
September 10, 2014 note, conversion option	156,376	-	-	156,376
September 26, 2014 note, conversion option	139,632	-	-	139,632
Embedded conversion options	$611,312	-	-	$611,312

	Jan. 1, 2014	Issuance fair value	Change in fair value	Reclassification into equity	Sept. 30, 2014
April 11, 2013 note, conversion option	$130,734	$-	$7,348	$(138,082)	$-
June 26, 2013 note, conversion option	55,307	-	6,118	(61,425)	-
December 4, 2013 note, conversion option	98,129	-	(98,129)	-	-
December 23, 2013 note, conversion option	72,027	-	48,804	(120,831)	-
June 4, 2014 note, conversion option	-	57,071	(44,051)	-	13,020
July 7, 2014 note, conversion option	-	64,233	(8,316)	-	55,917
July 7, 2014 note, conversion option	-	89,926	(11,642)	-	78,284
August 28, 2014 note conversion option		36,892	5,264		42,156
September 3 2014 note, conversion option	-	122,340	3,587	-	125,927
September 10, 2014 note, conversion option	-	129,710	26,666	-	156,376
September 26, 2014 note, conversion option	-	140,060	(428)	-	139,632
Embedded conversion options	$356,197	$640,232	$(64,799)	$(320,338)	$611,312

     The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	April 11, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	2
Expected volatility	206.2%	116.4%
Risk-free interest rate	0.10%	0.04%
Exercise price	$0.14	$0.25
Fair value per conversion option	$0.29	$0.20

Assumptions	June 26, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	5
Expected volatility	189.2%	137.9%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.17	$0.25
Fair value per conversion option	$0.25	$0.23

Assumptions	December 4, 2013	Conversion options revalued at June 30, 2014
Expected life (in months)	24	1
Expected volatility	170.3%	77.1%
Risk-free interest rate	0.30%	0.02%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.16	$0.02

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assumptions	December 23, 2013	Conversion options revalued at June 23, 2014
Expected life (in months)	36	30
Expected volatility	151.4%	159.2%
Risk-free interest rate	0.77%	0.73%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.17	$0.32

Assumptions	June 4, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	8	4
Expected volatility	121.8%	102.7%
Risk-free interest rate	0.07%	0.02%
Exercise price	$0.45	$0.45
Fair value per conversion option	$0.16	$0.04

Assumptions	July 7, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	12	9
Expected volatility	117.9%	104.9%
Risk-free interest rate	0.12%	0.09%
Exercise price	$0.21	$0.20
Fair value per conversion option	$0.18	$0.15

Assumptions	July 7, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	12	9
Expected volatility	117.9%	104.9%
Risk-free interest rate	0.12%	0.09%
Exercise price	$0.21	$0.20
Fair value per conversion option	$0.18	$0.15

Assumptions	August 28, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	6	5
Expected volatility	104.4%	100.3%
Risk-free interest rate	0.05%	0.03%
Exercise price	$0.14	$0.14
Fair value per conversion option	$0.15	$0.17

Assumptions	Sept. 3, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	36	35
Expected volatility	153.8%	153.4%
Risk-free interest rate	0.99%	1.05%
Exercise price	$0.35	$0.35
Fair value per conversion option	$0.24	$0.25

Assumptions	Sept. 10, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	12	11
Expected volatility	117.6%	116.3%
Risk-free interest rate	0.12%	0.11%
Exercise price	$0.13	$0.13
Fair value per conversion option	$0.12	$0.21

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assumptions	Sept. 26, 2014	Conversion options revalued at Sept. 30, 2014
Expected life (in months)	12	12
Expected volatility	116.6%	116.4%
Risk-free interest rate	0.11%	0.13%
Exercise price	$0.16	$0.16
Fair value per conversion option	$0.19	$0.19

Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three or nine months ended September 30, 2014 or in the same period of the prior year.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We extended the lease term until December 31, 2014 with a monthly payment of $4,800.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities.  This lease was amended to expire on December 31, 2014.  We pay $5,500 per month for the use of these facilities. In September 2014 the landlord exercised their right to reclaim the leased space and we are moving the lab to space in Medford, MA.

Rental costs are expensed as incurred.  During the nine months ended September 30, 2014 and 2013 we incurred $43,200 and $41,000 in rent expense, respectively for the use of our corporate office and research and development facilities.

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology.  BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement.  In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BMA.  We are also required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology.  These payment obligations terminate in 2016.  During the nine months ended September 30, 2014 and 2013, we incurred $24,623 and $7,343, respectively, in royalty expense associated with our obligation to BMA.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). TDI’s Chief Executive Officer is a board member of Pressure BioSciences, Inc.  Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents").  The TDI reagents were designed for use in combination with our pressure cycling technology.  The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples.  In April 2012 we announced an expanded license agreement and collaboration with TDI with a first target goal to meet unmet needs in treatment guidance for ovarian cancer.  We did not incur a royalty liability on sales through September 30, 2014.

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

  On May 30, 2014, we signed a convertible debenture in the amount of $400,000.  The lender paid an initial payment of $150,000 net of an original issue discount of $12,162 on June 4, 2014.  A one-time interest charge of 9% will be applied to the principal balance.  The lender has the right, at any time from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.45 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture.  The maturity date is eight months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $13,020 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

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

On July 7, 2014, we signed two convertible debentures in the amount of $180,000.  The lenders paid initial payments of $66,750 and $100,000 net of fees of $8,250 and $5,000 on July 7, 2014. The Company also incurred a $6,000 finder’s fee.  Interest accrues at the rate of 4% on the outstanding principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest VWAP price of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  If the notes ae prepaid before the 90th day following the effective date the prepayment is 119% of the principal amount plus accrued and unpaid interest and if prepaid between the 91st day and 180th day from the effective date the prepayment is 133% of the principal amount plus accrued and unpaid interest.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion features on each note met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion features are accounted for as a note discount and will be amortized to interest expense over the life of the loans. The fair value of the conversion features was $134,201 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on July 7, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $154,159 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $180,000 is offset by a debt discount of $173,409 which will be amortized to interest expense over the twelve month life of the debt.

On August 28, 2014 the Company signed a note with a lender for $35,000 and received $32,900 in cash after deducting $2,100 in fees. The Company has the right to prepay the note prior to the maturity date of February 28, 2015 for $45,500.  If the note is not prepaid by the maturity date the note can be converted to Company common shares for 60% of the lowest intra-day trading price for the 15 days prior to the conversion. The difference between the pre-payment price of $45,500 and the cash received is being accounted for as debt discount and amortized to interest expense over the six month life of the note. The Company determined that the conversion features on the note met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.

The proceeds from the convertible debt issued on August 28, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $36,892 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $45,500 is offset by a debt discount of $45,500 which will be amortized to interest expense over the twelve month life of the debt.

On September 3, 2014, we signed a convertible debenture in the amount of $175,000.  The lender paid an initial payment of $150,000 net of an original issue discount of $17,500 on September 3, 2014 and fees of $7,500.  The Company also paid fees of $8,000 and gave the lender 75,000 shares of Company common stock valued at $21,750.  Interest will not accrue on this note.  The lender has the right, at any time within 180 days from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.35 per share subject to adjustments for stock splits, stock dividends or rights offerings.  After 180 days from the issue date the note can be converted at 65% of the lowest closing price for the 20 days preceding the conversion.  The Company shall have the right to prepay the debenture for a payment of 100% of the outstanding principal at any time on or before 90 days after the effective date.  Prepayment after 90 days are subject to a premium ranging from 120% - 140% of the outstanding principal. The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $125,927 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on September 3, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,340 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $175,000 is offset by a debt discount of $169,090 which will be amortized to interest expense over the twelve month life of the debt.

On September 10, 2014, we signed a convertible debenture in the amount of $175,000.  The lender paid an initial payment of $92,000 net of an $8,000 fee on September 10, 2014.  Interest will accrue at the rate of 8% on the unpaid principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price equal to 55% of the lowest closing price for the 20 day period preceding the conversion, subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time from the effective date to the maturity date for 135% of the principal.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $156,376 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The proceeds from the convertible debt issued on September 10, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $129,710 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $37,710 in excess of the principal of $100,000 is charged to other expense on the condensed consolidated statement of operations.

On September 26, 2014, we signed a convertible debenture in the amount of $113,000.  The lender paid an initial payment of $101,660 net of an original issue discount of $11,340.  A one-time interest charge of 9% will be applied to the principal balance.  The lender has the right, at any time after 179 days from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a 40% discount to the three lowest trading prices in the ten days preceding the conversion. subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture.  The maturity date is eight months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $139,632 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on September 26, 2014, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $140,060 to the convertible option and accounted for as a liability in the Company's condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $113,000 is offset by a debt discount of $113,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $38,400, in excess of the principal of $113,000 is charged to other expense on the condensed consolidated statement of operations.

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

On July 31, 2014, we signed a Merchant Agreement with a lender. Under the agreement we received $75,000 in exchange for rights to all customer receipts until the lender is paid $101,260, to be collected at the rate of $632 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid the lender $999 in fees related to this transaction. The outstanding balance is recorded as other debt on the balance sheet.

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

As of September 30, 2014, there were no shares of Junior A, and Series A, B, C and E issued and outstanding.

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

On July 14, 2014 the Company issued 1,516,966 shares of common stock for the conversion of 1,449 shares of Series J Convertible Preferred Stock and $24,648 in accrued and unpaid dividends.

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

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Private Placement was originally expected to raise $1.5 million and close on or before January 31, 2014.  On January 29, 2014, the Company’s Board of Directors voted to increase the subscription amount of the Private Placement by $718,750.  The Board of Directors also voted to extend the Private Placement until February 28, 2014. On February 28, 2014 the Company’s Board of Directors voted to increase the subscription amount once again to a total of $3.5 million and extended the closing to April 4, 2014. On April 13, 2014 the Company’s Board of Directors voted to increase the subscription amount by $1 million, to a total of $4.5 million, and extended the closing to May 31, 2014.  On July 7, 2014 the Company’s Board of Directors voted to extend the closing to August 15, 2014. Together with the initial tranche of $1,000,000 that closed on December 12, 2013, the second tranche of $1,218,750 that closed January 29, 2014, the third tranche of $630,360 that closed February 28, 2014 and the fourth tranche of $220,000 that closed June 30, 2014, the total consideration received by the Company in the Private Placement is $3,069,110, which is comprised of $2,248,404 in cash and $820,706 from the conversion of outstanding indebtedness and Board of Director fees.  The Company has received $263,000 for the next tranche of the Series K Convertible Preferred Stock which closed on November 12, 2014.  $130,000 of the investment which was received prior to September 30, 2014, is accounted for as an investor deposit until the closing, and included in the cash balance as of September 30, 2014 as restricted cash.

On September 22, 2014 the Company issued 64,000 shares of common stock for the conversion of 64 shares of Series K Preferred Convertible Stock.

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of September 30, 2013, options to acquire 1,585,750 shares were outstanding under the Plan with 214,250 shares available for future grant under the Plan.

As of September 30, 2013, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of  common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2014 1,625,500 options have been granted under the 2013 Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2013	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	363,500	0.41	8,346,228	0.37	8,709,728
Exercised	-	-	-	-	-
Expired	(10,000)	1.00	(21,000)	2.38	(31,000)
Forfeited	(187,542)	0.85	-	-	(187,542)
Balance outstanding, December 31, 2013	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	1,625,500	0.30	4,665,000	0.34	6,290,500
Exercised	-	-	(684,125)	0.25	(684,125)
Expired	(10,000)	1.00	(1,095,485)	0.74	(1,105,485)
Forfeited	(30,958)	0.71	-	-	(30,958)
Balance outstanding, September 30, 2014	3,356,250	$0.51	17,895,717	$0.52	21,251,967	19,558,656

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30 - $0.39	1,625,500	10.0	$0.30	-	-	$-
0.40 - 0.49	311,000	8.6	0.40	311,000	8.6	0.40
0.50 - 0.59	251,250	7.9	0.50	251,250	7.9	0.50
0.60 - 0.69	467,500	5.2	0.60	427,189	5.0	0.60
1.00 - 1.25	701,000	2.5	1.00	673,500	2.3	1.00
$0.30 - $1.25	3,356,250	7.5	$0.71	1,662,939	5.0	$0.71

As of September 30, 2014 the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $369,151.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $55,042 for the remainder of 2014, $178,459 in 2015, $79,178 in 2016 and $56,473 in 2017.

On June 25, 2014 the company signed an agreement with an investment advisory firm. In exchange for investment and strategic advisory services the firm will receive 600,000 warrants, the warrants will vest at 50,000 each month for up to twelve months.  Each warrant can be exercised to purchase one share of common stock at $0.56 each.   The warrants will be valued at $7,500 per month and expensed when vested.

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

In July 2014 we issued 1,516,966 shares of common stock to holders of Series J Convertible Preferred Stock for the conversion of 1,449 shares of preferred and $24,648 of accrued and unpaid dividends on the Series G Convertible Preferred Stock. On August 13. 2014 we issued 200,000 shares of common stock to an investor relations firm for services. The Company recorded $52,000 as expense related to these services.   On September 9, 2014 we issued 75,000 shares of commons stock to a lender as a fee for a $175,000 loan.  On September 18, 2014 we issued 75,000 shares of common stock to an investor relations firm as payment for services provided to the Company in 2014. The Company recorded $44,250 in expense related to this transaction.

On September 22, 2014 the Company issued 64,000 shares of common stock for the conversion of 64 shares of Series K Preferred Convertible Stock.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The proceeds from the convertible debt issued on December 4, 2013, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $90,444 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $223,000 was offset by a debt discount of $111,488 which will be amortized to interest expense over the twelve month life of the debt. On June 3, 2014 the lender agreed to extend the conversion date of the loan to August 4, 2014 and received a $10,000 fee which will be amortized to interest expense over the remaining months of the loan. On July 31, 2014 the lender agreed to extend the conversion date of the loan to October 4, 2014 and received $12,000 in fees that will be amortized to interest expense over the remaining months of the loan. On October 2, 2014 the loan was extended to December 4, 2014. The Company incurred a fee of $24,000 which will be paid for with 60,000 shares of Company common stock and amortized to interest expense over the remaining life of the loan.

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

On May 30, 2014, we signed a convertible debenture in the amount of $400,000.  The lender paid an initial payment of $150,000 net of an “original issue” discount of $12,162 on June 4, 2014.  The lender has the right, any time from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.45 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture at any time on or before six months from the effective date. The Company is required to reserve 650,000 shares of common stock for conversion.  The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40, since the conversion price was subject to change the conversion shares were indeterminable and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations.  The fair value of the conversion feature was $13,020 at June 30, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

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

On July 7, 2014, we signed two convertible debentures in the amount of $180,000.  The lender paid initial payments of $66,750 and $100,000 net of fees of $8,250 and $5,000 on July 7, 2014. The Company also incurred a $6,000 finder’s fee.  Interest accrues at the rate of 4% on the outstanding principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest VWAP price of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  If the notes ae prepaid before the 90th day following the effective date the prepayment is 119% of the principal amount plus accrued and unpaid interest and if prepaid between the 91st day and 180th day from the effective date the prepayment is 133% of the principal amount plus accrued and unpaid interest.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion features on each note met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion features are accounted for as a note discount and will be amortized to interest expense over the life of the loans. The fair value of the conversion features was $134,201 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on July 7, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $154,159 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $180,000 is offset by a debt discount of $173,409 which will be amortized to interest expense over the twelve month life of the debt.

On August 28, 2014 the Company signed a note with a lender for $35,000 and received $32,900 in cash after deducting $2,100 in fees. The Company has the right to prepay the note prior to the maturity date of February 28, 2015 for $45,500.  If the note is not prepaid by the maturity date the note can be converted to Company common shares for 60% of the lowest intra-day trading price for the 15 days prior to the conversion. The difference between the pre-payment price of $45,500 and the cash received is being accounted for as debt discount and amortized to interest expense over the six month life of the note.

The proceeds from the convertible debt issued on August 28, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $36,892 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $45,500 is offset by a debt discount of $45,500 which will be amortized to interest expense over the twelve month life of the debt.

On September 3, 2014, we signed a convertible debenture in the amount of $175,000.  The lender paid an initial payment of $150,000 net of an original issue discount of $17,500 on September 3, 2014 and fees of $7,500.  The Company also paid fees of $8,000 and gave the lender 75,000 shares of Company common stock valued at $21,750.  Interest will not accrue on this note.  The lender has the right, at any time within 180 days from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.35 per share subject to adjustments for stock splits, stock dividends or rights offerings.  After 180 days from the issue date the note can be converted at 65% of the lowest closing price for the 20 days preceding the conversion.  The Company shall have the right to prepay the debenture for a payment of 100% of the outstanding principal at any time on or before 90 days after the effective date.  Prepayment after 90 days are subject to a premium ranging from 120% - 140% of the outstanding principal. The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $125,927 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on September 3, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,340 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $175,000 is offset by a debt discount of $169,090 which will be amortized to interest expense over the twelve month life of the debt.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2014, we signed a convertible debenture in the amount of $175,000.  The lender paid an initial payment of $92,000 net of an $8,000 fee on September 10, 2014.  Interest will accrue at the rate of 8% on the unpaid principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price equal to 55% of the lowest closing price for the 20 day period preceding the conversion, subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time from the effective date to the maturity date for 135% of the principal.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $107,053 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on September 10, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $129,710 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $37,710 in excess of the principal of $100,000 is charged to other expense on the condensed consolidated statement of operations.

On September 26, 2014, we signed a convertible debenture in the amount of $113,000. The lender paid an initial payment of $101,660 net of an original issue discount of $11,340. A one-time interest charge of 9% will be applied to the principal balance. The lender has the right, at any time after 179 days from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company's common stock at a 40% discount to the three lowest trading prices in the ten days preceding the conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture. The maturity date is eight months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $139,632 at September 30, 2014 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on September 26, 2014, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $140,060 to the convertible option and accounted for as a liability in the Company's condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $113,000 is offset by a debt discount of $113,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $38,400 in excess of the principal of $113,000 is charged to other expense on the condensed consolidated statement of operations.

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

On July 31, 2014, we signed a Merchant Agreement with a lender. Under the agreement we received $75,000 in exchange for rights to all customer receipts until the lender is paid $101,260, to be collected at the rate of $632 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid the lender $999 in fees related to this transaction. The outstanding balance is recorded as other debt on the balance sheet.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

●	On October 1, 2014 the Company engaged a financial public relations firm to provide services for the months of October and November 2014 in exchange for 100,000 shares of Company common stock.
●	On October 2, 2014 we received $100,000 from a Series K investor.
●	On November 3, 2014 we received an additional $69,000 net of $6,000 in fees from the $175,000 convertible debt dated September 10, 2014.
●
On November 12, 2014 the Company closed the fifth tranche of its Series K Convertible Preferred Stock offering. The total raised in the round was $263,000, bringing the total Series K offering to over $3.3 million. The investors included all members of the Company's board of directors. $130,000 of the investment, received prior to September 30, 2014 and included in our cash balance at September 30, 2014, has been released.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern.  Based on our current projections, including equity financing subsequent to September 30, 2014, we believe we will have the cash resources that will enable us to continue to fund normal operations.  Please see Note 6, Subsequent Events.

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

We reported a number of accomplishments in the first ten months of 2014:

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

●
May 5 th , PBI announced its selection to present at the Cavendish Global Health Impact Forum, whose goal was to bring together leading family offices and their foundations seeking impact investment, grant-giving, and philanthropy opportunities within health and life sciences.

●
June 15 th, PBI launched its much anticipated, first-in-class, bench top, high throughput, PCT-based instrument (Barozyme HT48) at the ASMS Annual Conference.  The new Barozyme HT48 system was designed to integrate well with current standardized, high-throughput, liquid-handling laboratory automation and robotics installed in tens of thousands of biological research laboratories worldwide.

●
June 19 th, PBI announced that scientists from six separate research groups presented data at the ASMS Annual Conference showing the use of PBI’s patented PCT Platform for the preparation of samples resulted in significantly improved time and/or cost efficiencies of test results.

●
June 23 th, PBI reported the successful launch and meeting of all key objectives for its Barozyme HT48 introduction at the annual meeting of the American Association for Mass Spectrometry (“ASMS”). PBI also reaffirmed its (i) expectation to secure one or more strategic marketing/sales partners by years’ end, and (iii) guidance that sales of its new PCT microplate strip system (Barozyme HT48) will begin in the second half of FY2014.

●
June 26 th, PBI announced the engagement of IssuWorks and their management team to review strategic and financing alternatives, including the possible spin-off of vertical market applications into new, stand-alone businesses.  Issuworks was founded by noted Wall Street executives, including David Weild (former vice chairman of NASDAQ, former head of global equity transactions at Prudential Securities and president of PrudentialSecurities.com, considered the “Father” of the JOBS Act) and Ed Kim (former biotech analyst at major Wall Street firms and former head of new products at NASDAQ).

●	July 22, PBI announced the plan to develop a front-end, sample preparation method for Parabase Genomics enhanced third generation sequencing test for newborn screening.

●
August 14, the Company announced Q2 and YTD 2014 financial results.  Products and services revenue for the quarter was up 56%, led by consumables revenue which increased 86% over Q2 2013. For the six month period, products and services revenue was up 70% over the same period in 2013, while consumables revenue increased 93% during the same period. We also reported that we successfully launched the high throughput Barozyme HT48 System in mid-June.

●
September 19, the Company announced it had successfully completed the first phase of its commercialization plan for its recently released high throughput PCT-based instrument system, the Barozyme HT48.

●
October 20, the Company announced a partnership with Powertech Technology Company Ltd, to develop the China market for PBI’s PCT Platform.  Powertech has a strong distribution and support network of 20 offices, 60 sales/marketing/service/engineering staff, and multiple sub-dealers throughout China.

●
October  27, 2014, the Company announced that a breakthrough method to permit quantification of thousands of proteins in needle biopsy samples in 12 hours was presented by Professor Aebersold of ETH Austria at a recent major international scientific meeting, and that the method was enabled by PBI’s PCT sample preparation platform.

Results of Operations

Comparison for the three months ended September 30, 2014 and 2013

Revenue

We recognized total revenue of $372,545 for the three months ended September 30, 2014 as compared to $420,762 during the three months ended September 30, 2013, a decrease of $48,217 or 11%.  This decrease is solely attributable to our loss of grant revenue in 2014. Although our product sales were up significantly the increase did not offset the entire loss of grant revenue as noted below.

Products, Services, Other. Revenue from the sale of products and services increased 14% to $372,545 for the three months ended September 30, 2014 as compared to $327,958 during the three months ended September 30, 2013.  Sales of consumables for the three months ended September 30, 2014 were $51,831 compared to $51,450 during the same period in the prior year.  Consumables sales in 2013 benefited from our distributors placing large initial orders of the products.

Grant Revenue.  During the three months ended September 30, 2014, we did not record any grant revenue compared to $92,804 in the comparable period in 2013.  In February 2013, we began to work on a Phase I SBIR grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the extraction of DNA for next generation sequencing platforms.  Work on this grant continued throughout the second quarter. We also continued to work on a Phase II grant received in October 2011 from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms, such as anthrax.

Cost of Products and Services

The cost of products and services was $149,065 for the three months ended September 30, 2014 compared to $175,995 for the comparable period in 2013.  Our gross profit margin on products and services was 60% for the three months ended September 30, 2014, as compared to 58% for the prior period.

Research and Development

Research and development expenditures were $232,032 during the three months ended September 30, 2014 as compared to $280,276 in the same period in 2013, a decrease of $48,244.  Our work on research and development projects remained steady during both periods while we continued to control spending without sacrificing output.

Research and development expense recognized in the three months ended September 30, 2014 and 2013 included $1,749 and $44,658 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $188,129 for the three months ended September 30, 2014 from $190,882 for the comparable period in 2013, a decrease of $2,753 or 1%.  This decrease is primarily attributed to control of sales and marketing salaries somewhat offset by expenses incurred to attend trade shows in order to introduce new products.

During the three months ended September 30, 2014 and 2013, selling and marketing expense included $1,391 and $17,024 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $600,952 for the three months ended September 30, 2014 as compared to $617,642 for the comparable period in 2013, a decrease of $16,690 or 3%.  The decrease is primarily related to decreases in salaries due to reduced staffing levels and reduced spending on temporary help.

During the three months ended September 30, 2014 and 2013, general and administrative expense included $3,247 and $30,549 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $797,633 for the three months ended September 30, 2014 as compared to $844,033for the comparable period in 2013, a decrease of $46,400 or 5%.  Although our overall revenue was down from the same quarter in the previous year, solely because of the loss of grant revenue, we were able to offset the lost margin through continued increase in products revenue and by control of our operating costs.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $179,942 for the three months ended September 30, 2014 as compared to interest expense of $158,162 for the three months ended September 30, 2013.  We recorded $41,951 of accrued interest and $137,991 of amortized debt discount for the three months ended September 30, 2014 related to a series of convertible and other notes.

Change in fair value of warrant derivative liability

During the three months ended September 30, 2014, we recorded non-cash income of $85,391 for warrant revaluation income in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This decrease in fair value was primarily due to the decrease in price of the Company’s common stock at September 30, 2014 as compared to the price on June 30, 2014. The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended September 30, 2014, we recorded a non-cash income of $47,746 for conversion option revaluation income in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt.  This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on September 30, 2014 as compared to the price on June 30, 2014. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 3 of the accompanying condensed consolidated financial statements

Other Expense

During the three months ended September 30, 2014 we also recorded a non-cash expense of $80,102 upon issuance of convertible debt to account for the fair value of the conversion option liability, in excess of the debt, embedded in the debt instruments. The components for determining the fair value of the warrant liability and can be found in Note 3 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

         During the three months ended September 30, 2014, we recorded a net loss to common shareholders of $1,002,412 or $(0.07) per share, as compared to a net loss to common shareholders of $1,002,412 or $(0.07) per share in the three months ended September 30, 2013.  Net loss to common shareholders is unchanged due to the increase in the weighted average common shares outstanding for the period due to the issuance of shares of common stock upon conversion of Convertible Preferred Stock.  See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Comparison for the nine months ended September 30, 2014 and 2013

Revenue

We recognized total revenue of $1,084,156 for the nine months ended September 30, 2014 as compared to $1,149,236 during the nine months ended September 30, 2013, a decrease of $65,080 or 6%.  This decrease is due solely to the loss of $403,186 in grant revenue offset by a 45% increase in products and services revenue as noted below.

Products, Services, Other. Revenue from the sale of products and services was $1,084,156 for the nine months ended September 30, 2014 as compared to $746,050 during the nine months ended September 30, 2013, an increase of $338,106 or 45%. The revenue increase included sales of both PCT and CS products.  Sales of consumables increased by $51,152 or 48% to $154,860 compared to $104,708 for the prior year period.

Grant Revenue.  During the nine months ended September 30, 2014, we did not record any grant revenue compared to $403,186 in the nine months ended September 30, 2013.  We completed the work on a Phase II grant received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms and on a Phase I grant received from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of DNA for next generation sequencing systems in the third quarter of 2013 and have not received any grants to replace them at this time. We are actively pursuing additional grants.

Cost of Products and Services

The cost of products and services was $461,124 for the nine months ended September 30, 2014 compared to $364,368 for the comparable period in 2013, a 27% increase attributable to our 45% increase in product and services revenue.  Our gross profit margin on products and services was 57% and 68% for the nine months ended September 30, 2014 and September 30, 2013 respectively.  Our grant awards carry higher margins than our products and services revenue because much of the cost of the grants is accounted for as Research and Development and carried out by our existing staff.

Research and Development

Research and development expenditures were $716,358 for the nine months ended September 30, 2014 as compared to $787,142 in the same period in 2013, a decrease of $70,784 or 9%.

Research and development expense recognized in the nine months ended September 30, 2014 and 2013 included $19,602 and $50,161 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $555,543 for the nine months ended September 30, 2014 from $573,174 for the comparable period in 2013, a decrease of $17,631 or 3%.  This decrease was primarily due to employee related savings from a smaller part time headcount offset by tradeshow and travel related expenses.

During the nine months ended September 30, 2014 and 2013, selling and marketing expense included $13,296 and $21,216 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,777,887 for the nine months ended September 30, 2014 as compared to $1,851,634 for the comparable period in 2013, a decrease of $73,747 or 4%.  Salaries and temporary help expenses are both down in the current year compared to the prior year period.

During the nine months ended September 30, 2014 and 2013, general and administrative expense included $13,873 and $48,871 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $2,426,756 for the nine months ended September 30, 2014 as compared to $2,427,082 for the comparable period in 2013, essentially unchanged.   Although gross margin were lower because of the loss of grant revenues, we were able to offset those lost margin dollars by controlling expenses.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $658,235 for the nine months ended September 30, 2014 as compared to interest expense of $230,176 for the nine months ended September 30, 2013.  We recorded $100,073 of interest expense for the nine months ended September 30, 2014 related to our convertible loans and promissory notes.  For the nine month period we also amortized approximately $558,162 of imputed interest against the debt discount on these loans relating to warrants issued, conversion options liabilities and fees incurred in conjunction with these loans.

Change in fair value of warrant derivative liability

During the nine months ended September 30, 2014, we recorded non-cash expense of $221,559 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This increase in fair value was primarily due to the increase in price of the Company’s common stock at March 31, 2014 as compared to the price on December 31, 2013. $330,405 of the warrant liability was reclassified to equity when the underlying warrants were exercised and no longer required revaluation.  The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the nine months ended September 30, 2014, we recorded a non-cash income of $64,799 for conversion option revaluation income in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt.  This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on September 30, 2014 as compared to the price on December 31, 2013 or the price when the debt was incurred and, the reduced term to maturity of the debt. $320,338 of the conversion option liability was reclassified to equity when the underlying convertible debt was paid off and no longer required revaluation. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Other Expense

During the nine months ended September 30, 2014 we recorded a non-cash expense of $80,102 upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments in excess of the debt this compares to $210,838 in 2013. The components for determining the fair value of the warrant liability and can be found in Note 3 of these condensed consolidated financial statements

Net Loss Applicable to Common Shareholders

During the nine months ended September 30, 2014, we recorded a net loss to common shareholders of $4,807,909 or $(0.35) per share, as compared to a net loss to common shareholders of $3,284,154 or $(0.28) per share in the nine months ended September 30, 2013.  The increase in net loss to common shareholders is primarily due to the change in fair value of derivatives and amortization of derivatives related to our debt.  We recorded a deemed dividend of $1,388,062 in connection with the Series K Convertible Preferred Stock in 2014 compared to a deemed dividend of $651,182 in connection with the Series J Convertible Preferred Stock in 2013. These losses were offset by an increase in the number of outstanding shares of common stock resulting from the issuance of shares of common stock upon conversion of Convertible Preferred Stock.  See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of September 30, 2014, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern.  Based on our current projections, including equity and debt financing subsequent to September 30, 2014, described in Note 6, we believe our current cash resources will enable us to continue to fund normal operations.

We will need substantial additional capital to fund our operations in future periods.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2014 was $2,202,713 as compared to $1,516,123 for the nine months ended September 30, 2013.  The increase in cash used in operations in 2014 as compared to 2013 is principally due to an increase in the loss from operations and an increase in inventory and accounts receivable at September 30, 2014.

Cash used in investing activities for the nine months ended September 30, 2014 and 2013 was not significant.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $2,276,651 as compared to $1,681,394 for the same period in the prior year.  The cash from financing activities in the period ending September 30, 2014 includes $957,744 from convertible debt, net of fees and original note discounts, $1,476,360 in proceeds, net of $8,000 in legal fees, from our Series K Convertible Preferred Stock offering and $149,154 from the exercise of warrants.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2014 is due to our continued limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2013.  These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three and nine month period ended September 30, 2014, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Common Stock and Common Stock Issuances

Please reference footnote (6) Subsequent Events, of these condensed consolidated financial statements, for certain issuances of shares of common stock after September 30, 2014.  The shares were issued without registration under the Securities Act, in reliance upon the exemption set forth in Section 4(2) of the Securities Act, for transactions not involving a public offering.

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

Convertible Debt

See footnote 5 of the condensed consolidated financial statements.

The above securities issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the 'Securities Act") and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits	Description
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

PRESSURE BIOSCIENCES, INC.

Date: November 14, 2014	By:	/s/Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer)

PRESSURE BIOSCIENCES, INC.

Date: November 14, 2014	By:	/s/Richard P. Thomley
Richard P. Thomley
Chief Financial Officer
(Principal Financial Officer)