Form 10-K
period 2014-12-31
PRESSURE BIOSCIENCES INC
filed 2015-03-31
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014 or
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
Large accelerated filer ☐                                                                                Accelerated filer       ☐
Non-accelerated filer   ☐                                                                                Smaller reporting company  ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐     No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was  $4,690,565  based on the closing price of $0.36 per share of Pressure BioSciences, Inc. common stock as quoted on the OTC Markets QB exchange on that date.

As of March 31, 2015, there were 19,070,654 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference
N/A.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS.	- 1 -
ITEM 1A.	RISK FACTORS.	- 15 -
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	- 25 -
ITEM 2.	PROPERTIES.	- 25 -
ITEM 3.	LEGAL PROCEEDINGS.	- 25 -
ITEM 4.	MINE SAFETY DISCLOSURES	- 25 -

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.	- 26 -
ITEM 6.	SELECTED FINANCIAL DATA.	- 27 -
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	- 28 -
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	- 37 -
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	- 38 -
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	- 786 -
ITEM 9A.	CONTROLS AND PROCEDURES.	- 78 -
ITEM 9B.	OTHER INFORMATION.	- 79 -

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	- 80 -
ITEM 11.	EXECUTIVE COMPENSATION.	- 84 -
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	- 88 -
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.	- 89 -
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	- 89 -

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules.	- 91 -

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
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

Throughout this document we use the following terms: Barocycler®, PULSE®, and BioSeq®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440, HUB880, micro-Pestle, PCT-HD, Barozyme and BaroFlex Strips, all of which are unregistered trademarks of the Company.

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

We have experienced negative cash flows from operations with respect to our business since inception. As of December 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity and debt financing subsequent to December 31, 2014, we believe our current and projected cash resources will enable us to extend our cash resources for the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2014, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2014 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The conditions described above could adversely affect our ability to obtain additional financing on favorable terms, if at all, and may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. There can be no assurance that our auditing firm will not issue the same opinion in the future. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Developments

We reported a number of accomplishments during 2014 including:

●	On January 29, 2014 we closed the second tranche of our Series K PIPE, resulting in the receipt of $1,218,750.

●	On February 28, we closed the third tranche of our Series K PIPE, resulting in the receipt of $630,360.

●	On March 19, we announced the release and initial sale of the Barocycler HUB880, a “first-in-kind” ultra high pressure bench-top instrument system.

●	On March 30, we announced our Q4 and FY 2013 financial results, including record quarterly instrumentation and consumables sales, and record annual product and total revenue.

●
On March 30, we reiterated our guidance that the Company is on target to release our cutting-edge, microwell-based, high throughput Barocycler instrument at the annual meeting of the American Society for Mass Spectrometry in mid-June 2014.

●
On May 5, we announced that we were selected to present at the Cavendish Global Health Impact Forum, whose goal was to bring together leading family offices and their foundations seeking impact investment, grant-giving, and philanthropy opportunities within health and life sciences.

●
On June 15, we unveiled our much anticipated, first-in-class, bench top, high throughput, PCT-based instrument (Barozyme HT48) at the ASMS Annual Conference.  The new Barozyme HT48 system was designed to integrate well with current standardized, high-throughput, liquid-handling laboratory automation and robotics installed in tens of thousands of biological research laboratories worldwide.

●
On June 19, we announced that scientists from six separate research groups presented data at the ASMS Annual Conference showing the use of PBI’s patented PCT Platform for the preparation of samples resulted in significantly improved time and/or cost efficiencies of test results.

●
On June 26, we announced the engagement of IssuWorks and their management team to review strategic and financing alternatives, including the possible spin-off of vertical market applications into new, stand-alone businesses.  Issuworks was founded by noted Wall Street executives, including David Weild (former vice chairman of NASDAQ, former head of global equity transactions at Prudential Securities and president of PrudentialSecurities.com, considered the “Father” of the JOBS Act) and Ed Kim (former biotech analyst at major Wall Street firms and former head of new products at NASDAQ).

●	On July 22, we announced the plan to develop a front-end, sample preparation method for Parabase Genomics enhanced third generation sequencing test for newborn screening.

●
On August 14, we announced Q2 and YTD 2014 financial results.  Products and services revenue for the quarter was up 56%, led by consumables revenue which increased 86% over Q2 2013. For the six month period, products and services revenue was up 70% over the same period in 2013, while consumables revenue increased 93% during the same period. We also reported that we successfully launched the high throughput Barozyme HT48 System in mid-June.

●	On September 19, we announced we had successfully completed the first phase of its commercialization plan for its recently released high throughput PCT-based instrument system, the Barozyme HT48.

●
On October 20, we announced a partnership with Powertech Technology Company Ltd, to develop the China market for PBI’s PCT Platform.  Powertech has a strong distribution and support network of 20 offices, 60 sales/marketing/service/engineering staff, and multiple sub-dealers throughout China.

●
On October  27, we announced that a breakthrough method to permit quantification of thousands of proteins in needle biopsy samples in 12 hours was presented by Professor Aebersold of ETH Austria at a recent major international scientific meeting, and that the method was enabled by PBI’s PCT sample preparation platform.

●
On November 17, we announced Q3 and YTD 2014 financial results.  Product and services revenue rose 14% (Q3) and 45% (YTD); consumable sales rose 48% (YTD), and operating loss decreased (Q3). The Company announced that the Series K financing had raised more than $3.3 million over the past 11 months.

●
On November 18, we announced the shipment of the first two Barozyme HT48 high throughput systems for evaluation and possible sale, one to a leading biotechnology company and the other to a renowned academic/research institution (Georgetown University).

●
On December 10, we announced that the evaluation of our third Barozyme HT48 System had commenced at the Feinberg School of Medicine at Northwestern University.  We also confirmed that we were planning to strengthen and expand our marketing, sales, manufacturing, and engineering services areas.

Liquidity

Management has developed a plan to continue operations. This plan includes controlling expenses, streamlining operations, and obtaining capital through equity and/or debt financing.  In the Series K Private Placement, we sold units consisting of Preferred Stock convertible into the Company’s common stock (“common stock”) and warrants to purchase shares of common stock for gross aggregate proceeds of approximately $3,332,110 in five tranches. On December 23, 2014, we closed a series of warrant reset agreements with 30 warrant holders in order to re-price their common stock Purchase Warrants. In consideration for the Warrant Holder exercising their outstanding Warrants by or before December 23, 2014, the Company agreed to reduce the exercise price to $0.25 per Warrant share. In addition, for each Warrant exercised the Warrant Holder received a new Warrant to purchase that same number of Warrant Shares as exercised, at an exercise price of $0.40 per share. As a result of the Warrant Reset Agreements, the Company received $903,000 and incurred $40,880 in fees. In November of 2014 we were awarded a $1,020,000 NIH SBRI II grant.  In addition we borrowed $1,428,561 in new debt during the year and made payments on new and existing debt of $694,609 and converted $436,500 of debt to equity.

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

●	obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or
●	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products

Corporate Information

We were incorporated in the Commonwealth of Massachusetts in August 1978 as Boston Biomedica, Inc. In September 2004, we completed the sale of Boston Biomedica’s core business units and began to focus exclusively on the development and commercialization of the PCT platform. Following this change in business strategy, we changed our legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. (“PBI”). We began operations as PBI in February 2005, research and development activities in April 2006, early marketing and selling activities of our Barocycler instruments in late 2007, and marketing and selling of our PCT-based instrument platform in 2012.

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

Barocycler HUB880 - The Barocycler HUB880 is a compact, portable, bench-top, ultra-high pressure generator that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi (~6.2. kilobar) with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the food and vaccine industries.

        Barozyme HT48 - The Barozyme HT48 is a high throughput bench-top instrument designed for accelerated enzymatic digestion of proteins at high pressure. The Barozyme HT48 uses an air-pressure-to-liquid-pressure intensifier system, with a pressure amplification ratio of 160:1, to reach an output pressure of 20,000 psi (~1.4 kbar or ~140 MPa). The Barozyme HT48 is capable of processing up to 48 samples at a time in six single-use BaroFlex 8-well Strips in the Barozyme Sample Carrier. Typical trypsin digestion times can be reduced from hours to minutes.  We believe the Barozyme HT48 will allow us to secure a strategic partnership with one or more large, multi-national companies that sell mass spectrometry instruments to the worldwide proteomics market.

         BaroFlex 8-well Processing Strips - Baroflex 8-well Strips are used in the Barozyme HT48 (See Specification Sheet) for pressure-enhanced enzymatic digestion at 20,000 psi (~1.4 kbar or ~140 MPa). BaroFlex 8-well Strips are made of special high density polyethylene (HDPE) and hold up to 140µl when capped with the BaroFlex Cap Strips or Mats. BaroFlex 8-Cap Strips and BaroFlex 24-Cap Mats are made of silicone. These single-use caps are designed to seal BaroFlex 8-well Strips tightly and to prevent fluid exchange between the sample and the Barozyme chamber fluid during pressure cycling. The silicone caps are available as strips of 8, or mats of 24 caps.

         PCT-HD - The PCT-HD System combines two of the Company’s unique products: the recently released, patent-pending µPestle consumable with an enhanced Barocycler NEP2320 instrument.  This combination enables faster, less cumbersome and higher quality homogenization, extraction, and digestion of proteins.  PCT-HD was developed by the Company’s scientists and engineers in collaboration with Professor Ruedi Aebersold and Dr. Tiannan Guo of the Institute of Molecular Systems Biology, ETH Zurich, and the University of Zurich, both in Zurich, Switzerland.  Drs. Aebersold and Guo combined PCT-HD with AB Sciex’s SWATH-Mass Spectrometry – calling the resulting method “PCT-SWATH”. This protocol can yield analytical results within 12 hours from the start of processing tissue.  Although Drs. Aebersold and Guo developed protocols for the combination of PCT-HD with SWATH-MS, the PCT-HD System is not limited to any specific mass spectrometer or method of data analysis. Subsequently, the PCT-HD System can provide most researchers with unprecedented speed and reproducibility for biomarker discovery.

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

       Micro-Pestle (μPestles) - PCT μPestles, in conjunction with PCT MicroTubes, are designed to enhance the extraction of protein, DNA, RNA and small molecules from minute amounts (0.5 – 3.0 mg) of solid tissue in extraction reagent volumes as low as 20-30 μL. PCT MicroTubes and PCT μPestles use Pressure Cycling Technology (PCT) to effectively disrupt soft tissues and lyse their cells. Under very high hydrostatic pressure, air is fully dissolved into water and many materials, like the plastics we use to manufacture our consumable processing tubes, contract significantly. As a result of these effects, the tissue sample trapped between the MicroTube end and the μPestles tip is crushed on every pressure cycle. This mechanical action, combined with the extraction ability of the buffer under high pressure, result in effective homogenization and extraction.

        PCT μPestles and PCT MicroTubes, together with a PBI Barocycler, comprise the PCT Micro-Pestle System, which provides a faster, safer, and more efficient means of extraction from extremely small amounts of solid samples such as soft animal tissues or biopsies. The PCT μPestle System can be used in any PBI Barocycler.

        PCT μPestles are made from Polytetrafluoroethylene (PTFE), a synthetic fluoropolymer of tetrafluoroethylene, also known as Teflon (by DuPont Co). PTFE is practically inert; the only chemicals known to affect it are certain alkali metals and most highly reactive fluorinating agents.

We believe our development of these products has helped, and will continue to help, drive the adoption of PCT within the life sciences market.

Company Services

Government Grants and Contracts

We view federal agency grants to be an important part of our business plan.  These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology.  We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program.  Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000.  Because our work in SBIR Phase I grants has been successful, we have applied, and may in the future apply for larger National Institutes of Health (“NIH”) SBIR Phase II grants.  Such larger grants are typically for a two-year period and can offer as much as $1,000,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded.  To date, we have been awarded four NIH SBIR Phase I grants and three SBIR Phase II grants.  The data on three of the NIH SBIR Phase I grants were the basis for the submission, and subsequent award, of the three NIH SBIR Phase II grants awarded to us. One was in the approximate amount of $850,000 in August 2008, the second was in the approximate amount of $850,000 in September 2011, and the third award was in the approximate amount of $1,020,000 awarded in November 2014.  All three of the NIH SBIR Phase I grants and the August 2008 and September 2011, NIH SBIR Phase II grants have been completed.

  The 2008 SBIR Phase II grant (2R44GM079059) was awarded to us by the NIH for work in the area of using PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies might ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from human and animal tissues.  The 2011 SBIR II contract (W81XWH-10-C-0-175) was awarded to us by the U.S. Army for the development of a universal method for the inactivation, extraction, and enrichment of pathogens in diagnostic samples, including arthropod hosts of military importance. The work covered by this grant was significant in helping us develop the recently released Barozyme HT48 High Throughput System. The 2014 SBIR Phase II grant (2R44HG007136) was awarded to us by the   National Human Genome Research Institute of the National Institutes of Health ("NIH").  Entitled "High Pressure Sample Preparation Instrumentation for DNA Sequencing", this grant will help fund the development of an automated, high-throughput, high pressure system (instrument and consumables), to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms.  This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years.

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

Competition

We compete with companies that have existing technologies for the extraction of nucleic acids, proteins and small molecules from cells and tissues, including methods such as mortar and pestle grinding, sonication, rotor-stator homogenization, French Press, bead beating, freezer milling, enzymatic digestion and chemical dissolution. We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of biomolecules of interest, and limited applicability to different sample types, ease-of-use, reproducibility, and cost.  We believe that our PCT Sample Preparation System offers a number of significant advantages over these methods, including:

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

Foreign Distributor Network

Currently, we have 11 distribution arrangements covering 22 countries in Europe, Asia and Australia.  In June 2008, we entered into a distribution agreement with Veritas Corporation (“Veritas”) of Tokyo, Japan pursuant to which we granted Veritas exclusive distribution rights to all of our products in Japan. This agreement extends through December 31, 2015. In October 2011, we entered into a distribution agreement with IUL Instruments GmbH (“IUL”) of Germany pursuant to which we granted IUL exclusive distribution rights to all of our products in Germany and Switzerland through March 31, 2014. IUL currently distributes PBI products through our agreement with Constant Systems.  In November 2011, we entered into a distributor agreement with Oroboros Instruments Corp. (“Oroboros”) of Austria pursuant to which we granted Oroboros non-exclusive world-wide distribution rights to the PBI Shredder SG3 System and related products through December 31, 2015.  In March and July 2012, we entered into a distribution agreement with six companies pursuant to which we granted non-exclusive distribution rights to certain PCT products in six European and Asian countries and Australia through December 2013.  Currently all six companies distribute PBI products through our agreement with Constant Systems.  In October 2012, we entered into a supply agreement with Cole Parmer Corporation pursuant to which we granted Cole Parmer non-exclusive, worldwide distribution rights to our PBI Shredder SG3 System and related consumables through December 2014. This supply agreement has now expired.  In November 2012, we entered into a distribution agreement with UK-based Constant Systems (“CS”), pursuant to which we granted Constant Systems non-exclusive distribution rights to certain of our PCT SPS product line in 12 European and Asian countries. This Agreement terminates on May 31, 2015.  In June 2013, CS and PBI signed an expanded Distribution Agreement that made PBI the exclusive distributor of CS products throughout all of the Americas; this Agreement also terminates on May 31, 2015.  We expect these agreements will be extended for a minimum of two additional years.
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

License Agreements Relating to Pressure Cycling Technology

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc., a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the years ended December 31, 2014 and 2013, we incurred approximately $31,835 and $23,785, respectively, in royalty expense associated with our obligation to BioMolecular Assays, Inc.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. Based on our first commercial sales during 2014 in countries covered by the Battelle Royalty Agreement, we accrued a royalty of approximately $2,900 to Battelle.  Our obligation for 2013 was a minimum royalty payment of $4,025.

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

Employees

At December 31, 2014, we had ten (10) full-time employees and five (5) part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

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

As of March 30, 2015, we had available cash of approximately $371,717. We require additional capital to fund our operations and cannot ensure that additional capital will be available on acceptable terms or at all.

We have experienced negative cash flows from operations from our pressure cycling technology business since we commenced our pressure cycling technology operations. As of March 30, 2015, we had available cash of approximately $371,717 which, based on current projections, which include additional fund raising, will be sufficient to fund operations for the foreseeable future. We need substantial additional capital to fund our operations.

We have received an opinion from our independent registered public accounting firm expressing substantial doubt regarding our ability to continue as a going concern.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2014 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has developed a plan to continue operations. This plan includes continued control of expenses and obtaining equity or debt financing.  Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The factors described above could adversely affect our ability to obtain additional financing on favorable terms, if at all, and may cause investors to have reservations about our long-term prospects, and may adversely affect our relationships with customers. There can be no assurance that our auditing firm will not issue the same opinion in the future. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

        Our revenue is dependent upon acceptance of our products by the market. The failure of such acceptance will cause us to curtail or cease operations.

        Our revenue comes from the sale of our products. As a result, we will continue to incur operating losses until such time as sales of our products reach a mature level and we are able to generate sufficient revenue from the sale of our products to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Our business could be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

We concluded that as of December 31, 2014, our disclosure controls and procedures and our internal control over financial reporting were not effective.  As described in Item 9A of this Annual Report on Form 10-K, we have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions.  If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties.  Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets.   In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

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

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2014, we recorded a net loss applicable to common shareholders of $6,251,726, or ($0.44) per share, as compared with $5,247,449, or ($0.44) per share, of the corresponding period in 2013. We expect to continue to incur operating losses until sales of our PCT and CP products increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

        We will need to increase the size of our organization, and may experience difficulties in managing growth.

        We are a small company with minimal employees. We expect to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

        The loss of our key personnel could adversely affect our business. We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

         Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business and our ability to implement our growth plan.  We cannot assure you that the services of the members of our management team will continue to be available to us, or that we will be able to find a suitable replacement for any of them. We do not have key man insurance on any members of our management team. If any member of our management team were to die and we are unable to replace either or both of them for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

 Also, because of the nature of our business, our success is dependent upon our ability to attract, train, manage and retain sales, marketing and other qualified personnel.  There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to implement our strategy to grow our business and compete effectively in our industry.

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

      The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2014, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock.

As of December 31, 2014, all of the shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of common stock.  As of December 31, 2014 only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were outstanding.  Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2014, the Company has issued notes convertible into common stock at prices ranging from $0.14 to $0.45 per common share.  If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all notes were converted, each as of March 30, 2015, an additional 52,612,410 shares of common stock would be issued and outstanding.  This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

The price of common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.13 to a high of $0.78 since January 1, 2013. Many factors could have a significant impact on the future price of our shares of common stock, including:

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

Our restated articles of organization, as amended, currently authorize the issuance of up to 65,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 30, 2015, we had 19,070,654 shares of common stock issued and outstanding; 300 units of Series D issued and outstanding (convertible into 750,000 shares of common stock); 86,750 shares of Series G Convertible Preferred Stock (convertible into 865,700 shares of common stock); 3,546 shares of Series J Convertible Preferred Stock (convertible into 3,546,000 shares of common stock); 10,000 shares of Series H Convertible Preferred Stock (convertible into 1,000,000 shares of common stock); 21 shares of Series H2 Convertible Preferred Stock (convertible into 2,100,000 shares of common stock); 11,416 shares of Series K Convertible Preferred Stock (convertible into 11,416,000 shares of common stock); outstanding options and warrants to purchase an aggregate of 22,588,451 shares of common stock; and convertible debt convertible into 10,346,259 shares of common stock. In December 2014 we increased the number of our authorized shares of common stock from 50,000,000 to 65,000,000. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

        Our Common Stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

       The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person's account for transactions in penny stocks; and

●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

        In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●
Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

        The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and

●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

        Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

        Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

         Shares eligible for future sale may adversely affect the market.

        From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.

Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

 We could issue additional common stock, which might dilute the book value of our Common Stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.    PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $4,800 per month, on a lease extension, signed on December 31, 2014, that expires December 31, 2015, for our corporate office.

On November 1, 2014 we signed a lease for lab space in Medford, MA.  The lease expires December 30, 2017 and requires monthly payments of $3,056 subject to annual cost of living increases.

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

The following table sets forth, for the periods indicated, the high and low sales price and the high and low bids, as applicable, per share of common stock, as reported by the OTC Markets from January 1, 2013 through December 31, 2014.

	Year Ended December 31, 2014
	High	Low
First Quarter	$0.78	$0.23
Second Quarter	$0.64	$0.32
Third Quarter	$0.40	$0.24
Fourth Quarter	$0.35	$0.13

	Year Ended December 31, 2013
	High	Low
First Quarter	$0.51	$0.20
Second Quarter	$0.42	$0.23
Third Quarter	$0.33	$0.20
Fourth Quarter	$0.29	$0.16

Authorized Capital

As of December 31, 2014, we were authorized to issue 65,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock and 15,000 shares as Series K Convertible Preferred Stock.

As of December 31, 2014, there were 18,673,390 shares of common stock issued and 17,161,390 outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; Series E Convertible Preferred Stock.  As of December 31, 2014 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 750,000 shares of common stock,  86,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 865,700 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 1,000,000 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 2,100,000 shares of common stock, 3,546 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 3,546,000 shares of common stock, and 11,416 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 11,416,000 shares of common stock.

Approximate Number of Equity Security Holders

     As of December 31, 2014, there were approximately 217 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future. The shares of Series D are entitled to payment prior to payment to the holders of common stock in the event of liquidation of the Company.

As of December 31, 2014, dividends issued or to be issued for the years ended December 31, 2014 and 2013 are outlined in the table below.

Dividends paid in common stock or cash			Dividends payable
For The Year Ended December 31,			For The Year Ended December 31,
	2014	2013		2014	2013
Series D	$-	$-	Series D	$-	$-
Series E	-	60,000	Series E	-	-
Series G	58,268	-	Series G	1,200	89,527
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	24,648	-	Series J	83,926	95,341
Series K	-	-	Series K	163,733	3,131
	$82,916	$60,000		$248,859	$187,999

Recent Sales of Unregistered Securities

In 2014 the Company completed a $1.5 million Private Placement of a Series K Convertible Preferred Stock offering consisting of five tranches, beginning in December 2013.  In 2014, the Company entered into four separate Securities Purchase Agreements with various individuals (each, a “Purchaser”), representing the second through fifth tranche of a $1.5 million private placement .On January 29, 2014, the Company sold an aggregate of 4,875 units for a purchase price of $250.00 per unit, or an aggregate Purchase Price of $1,218,750.  On February 28, 2014, the Company sold an aggregate of 1,854 units for a purchase price of $340.00 per unit or an aggregate Purchase Price of $630,360.  On June 30, 2014, the Company sold 730 units for a purchase price of $300.00 per unit or an aggregate purchase price of $220,000.  On November 14, 2014, the Company sold an aggregate of 1,052 units for a purchase price of $250.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $263,000.  Each unit purchased in the five tranches (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share (“common stock”) and (ii) a warrant to purchase 500 shares of common stock at an exercise price ranging from $0.3125 to $0.425 per share, for the five tranches, with a term expiring three years from the respective closing date  (“Warrant”).  Of the $3,332,110 invested in the five tranches of the Private Placement, $2,511,404 was received in cash and $820,706 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.  The Purchasers in the five tranches of the Private Placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

Repurchases by Pressure BioSciences, Inc.

           On December 24, 2014, the Company entered into a Securities Purchase and Exchange Agreement (the “Securities Purchase and Exchange Agreement”) with an investor, pursuant to which the Company agreed to exchange an aggregate of 2,100,000 shares of the Company’s common stock  held by the investor for 21 shares of a newly created series of preferred stock, designated Series H2 Convertible Preferred Stock, par value $0.01 per share (the “Series H2 Convertible Preferred Stock”) in a non-cash transaction. The closing price of the Common Stock on the date of the exchange was $0.27.

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

We have experienced negative cash flows from operations with respect to our PCT business since our inception. As of December 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity financing subsequent to December 31, 2014, we believe our current and projected cash resources will enable us to extend our cash for the foreseeable future.

The audit report issued by our independent registered public accounting firm on our consolidated audited financial statements for the fiscal year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2014 states that there is substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2014 to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter or possibly discontinue operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The conditions described above could adversely affect our ability to obtain additional financing on favorable terms, if at all. Such factors may cause investors to have reservations about our long-term prospects and may adversely affect our relationships with customers. There can be no assurance that our auditing firm will not issue the same opinion in the future. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in us.

Management has developed a plan to continue operations. This plan includes continued control on expenses, streamlining operations, and obtaining capital through equity and/or debt financing.

In 2014 the Company completed a $1.5 million Private Placement of a Series K Convertible Preferred Stock offering consisting of five tranches, beginning in December 2013.  In 2014, the Company entered into four separate Securities Purchase Agreements with various individuals (each, a “Purchaser”), representing the second through fifth tranche of a $1.5 million private placement .On January 29, 2014, the Company sold an aggregate of 4,875 units for a purchase price of $250.00 per unit, or an aggregate Purchase Price of $1,218,750.  On February 28, 2014, the Company sold an aggregate of 1,854 units for a purchase price of $340.00 per unit or an aggregate Purchase Price of $630,360.  On June 30, 2014, the Company sold 730 units for a purchase price of $300.00 per unit or an aggregate purchase price of $220,000.  On November 14, 2014, the Company sold an aggregate of 1,052 units for a purchase price of $250.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $263,000  Each unit purchased in the five tranches (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share in the first and second tranche and $0.425 per share in the third tranche, $0.375 for the fourth tranche and $0.3125 for the fifth tranche, with a term expiring three years from the respective closing date  (“Warrant”).  Of the $3,332,110 invested in the five tranches of the Private Placement, $2,511,404 was received in cash and $820,706 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.  The Purchasers in the five tranches of the Private Placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

On December 23, 2014, we closed a series of warrant reset agreements with 30 warrant holders in order to re-price their common stock Purchase Warrants. In consideration for the Warrant Holder exercising their outstanding Warrants by or before December 23, 2014, the Company agreed to reduce the exercise price to $0.25 per Warrant share. In addition, for each Warrant exercised the Warrant Holder received a new Warrant to purchase that same number of Warrant Shares as exercised, at an exercise price of $0.40 per share. As a result of the Warrant Reset Agreements, the Company received $903,000 and incurred $40,880 in fees.  In addition we borrowed $1,428,561 in new debt during the year and made payments on new and existing debt of $694,609 and converted $436,500 of debt to equity.

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

      We view federal agency grants to be an important part of our business plan.  These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology.  We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program.  Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000.  Because our work in SBIR Phase I grants has been successful, we have applied, and may in the future apply for larger National Institutes of Health (“NIH”) SBIR Phase II grants.  Such larger grants are typically for a two-year period and can offer as much as $1,000,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded.  To date, we have been awarded four NIH SBIR Phase I grants and three SBIR Phase II grants.  The data on three of the NIH SBIR Phase I grants were the basis for the submission, and subsequent award, of all three of the NIH SBIR Phase II grants awarded to us: one was in the approximate amount of $850,000 in August 2008, the second was in the approximate amount of $850,000 in September 2011, and the third award was in the approximate amount of $1,020,000 awarded in November 2014.  All three of the NIH SBIR Phase I grants and the August 2008 and September 2011, NIH SBIR Phase II grants have been completed.

       The 2008 SBIR Phase II grant (2R44GM079059) was awarded to us by the NIH for work in the area of using PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies might ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from human and animal tissues.  The 2011 SBIR II contract (W81XWH-10-C-0-175) was awarded to us by the US Army for the development of a universal method for the inactivation, extraction, and enrichment of pathogens in diagnostic samples, including arthropod hosts of military importance. The work covered by this grant was significant in helping us develop the recently released Barozyme HT48 High Throughput System. The 2014 SBIR Phase II grant (2R44HG007136) was awarded to us by the   National Human Genome Research Institute of the National Institutes of Health ("NIH").  Entitled "High Pressure Sample Preparation Instrumentation for DNA Sequencing", this grant will help fund the development of an automated, high-throughput, high pressure system (instrument and consumables), to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms.  This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years

We offer extended service contracts on our laboratory instrumentation to all of our customers.  These service contracts allow a customer who purchases a Barocycler instrument to receive on-site scheduled preventative maintenance, on-site repair and replacement of all worn or defective component parts, and telephone support, all at no incremental cost for the life of the service contract.  We offer one-year and four-year extended service contracts to customers who purchase Barocycler instruments.

RESULTS OF OPERATIONS

Year Ended December 31, 2014 as compared with December 31, 2013

Revenue

We had total revenue of $1,374,744 in the year ended December 31, 2014 as compared with $1,503,288 in the prior year, a 9% decrease. The decrease was due to the loss of the government grants for substantially all of the year.

Products, Services, and Other. Revenue from the sale of products and services was $1,350,150 in the year ended December 31, 2014 as compared with $1,046,678 in the year ended December 31, 2013 an increase of $303,472 or 29%. During 2014, we had significant sales to our primary distribution partner in the international markets, Constant Systems.  We generated consumable sales of $167,380 for the year ended December 31, 2014 as compared with $157,676 during the similar period of the prior year, an increase of $9,704, or 6%. Customers order higher volumes of consumables with their initial order of our PCT and CP instrument systems thus consumables sales will increase as more instrument systems are installed.  Sales of our PCT Sample Preparation Accessories increased to $147,343 in 2014 from $113,435 in 2013, an increase of $33,908, or 30%.

Grant Revenue. During 2014, we recorded $24,594 of grant revenue as compared with $456,610 in 2013. We completed work on a SBIR Phase II contract received from the Department of Defense, or DOD, to fund the development of a PCT-based system to improve the processing of pathogenic organisms in the third quarter of 2013.  We completed all billable work on the grant from the National Institutes of Health, or NIH, to help fund the development of a high pressure-based system to improve the processing of cancer and other samples in the second quarter of 2013.  In December, 2014 the Company was awarded a $1,020,969 SBIR Phase II grant (2R44HG007136) from the National Human Genome Research Institute of the National Institutes of Health ("NIH").  Entitled "High Pressure Sample Preparation Instrumentation for DNA Sequencing", this grant will help fund the development of an automated, high-throughput, high pressure system (instrument and consumables), to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms.  This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years.

Cost of Products and Services

The cost of products and services was $652,438 for the year ended December 31, 2014, as compared with $567,828 in 2013. Our gross profit margin on products and services was 48% for the year ended December 31, 2014 vs. 46% at December 31, 2013.  The relationship between the cost of products and services and revenue depends greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products and instrument accessories that we sell in a given period.

Research and Development

Research and development expenditures were $952,555 for 2014 compared to $1,035,426 in 2013, a decrease of $82,871 or 8%. Research and development expense included $30,550 and $53,509 of non-cash, stock-based compensation in 2014 and 2013, respectively.  Additionally in 2013 we incurred increased rent expense of $11,000 and $31,250 of consulting expense due to our collaboration agreement with a European research lab.

Selling and Marketing

Selling and marketing expenses were $721,229 in 2014 compared to $752,288 in 2013, a decrease of $31,059, or 4%. This decrease was primarily due to a reduction in marketing salaries expense. Selling and marketing expense included $19,792 and $26,551 of non-cash stock based compensation expense in 2014 and 2013, respectively.

General and Administrative

       General and administrative costs were $2,386,872 in the year ended December 31, 2014, as compared with $2,474,937 in 2013, a decrease of $88,065 or 4%.  Primarily due to a reduction in temporary help and consulting expense. Those savings were offset by increased spending on investor relations and additional travel related costs in 2014 to augment our fund raising efforts. During the years ended December 31, 2014 and 2013, general and administrative expense included $50,783 and $56,736 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $3,338,350 for the year ended December 31, 2014 as compared with $3,327,192 for the prior year, an increase of $11,158 or less than 1%. The increased operating loss was due primarily to the loss of government contract revenues offset by additional product sales and reduced operating expenses.

Other income (expense), net

Interest Expense   Net interest expense totaled $1,303,129 for the year ended December 31, 2014 as compared with interest expense of $339,818 for the year ended December 31, 2013. We amortized approximately $1,166,234 of imputed interest against the debt discount on short-term loans relating to the conversion options and prepayment penalties issued with the loans in 2014.

       Other income (expense) net   We recognized $169,554 in additional expense due to the initial fair value calculation on the conversion option on our convertible debt instruments during 2014, this compares to $531,130 of additional expense in 2013.

Change in fair value of derivative liabilities

During the year ended December 31, 2014, we recorded non-cash income of $198,493 from warrant and conversion option liability revaluation in our consolidated statements of operations due to a decrease in the fair value of the derivative warrants and  conversion option liabilities on our debt. This decrease in fair value was primarily due to a decrease in the price per share of our common stock and a reduction of the days to conversion on December 31, 2014 as compared with the date of issuance of the convertible debt. During the year ended December 31, 2013, we recorded non-cash income of $113,713 for warrant and conversion option liability revaluation due to a decrease in fair value of the liabilities.

Income Taxes

We did not record an income tax benefit or provision for the years ended December 31, 2014 or 2013.

Net Loss

During the year ended December 31, 2014, we recorded a net loss applicable to common stockholders of $6,251,726 or $(0.44) per share, as compared with $5,247,449 or $(0.44) per share during our year ended December 31, 2013.  Although the net loss applicable to common stockholders increased in 2014 due to the amortization to interest expense, the loss per share remained essentially the same due primarily to the increased number of shares of common stock outstanding from the issuance of common stock related to the exercise of warrants in 2014.  See Note 2 of the accompanying Notes to Consolidated Financial Statements under the “Computation of Loss per Share” heading.

LIQUIDITY AND FINANCIAL CONDITION

        As of December 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities. In 2014 the Company completed Private Placement of a Series K Convertible Preferred Stock offering consisting of five tranches, beginning in December 2013.  In each tranche we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with various individuals (each, a “Purchaser”), pursuant to which we sold an aggregate of 4,000 units for a purchase price of $250.00 per unit or an aggregate purchase price of $1,000,000, 4,875 units for a purchase price of $250.00 per unit, or an aggregate purchase price of $1,218,750 and 1,854 units for purchase price of $340.00, or an aggregate purchase price of $630,360, respectively, 734 units for a purchase price of $300.00, or an aggregate purchase price of $220,000 and 1,052 units for a purchase price of $250.00, or an aggregate purchase price of $263,000.  Each unit purchased in the tranches (“Unit”) consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share (“common stock”) and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share in the first and second tranche and $0.425 per share in the third tranche, $0.375 for the fourth tranche and $0.3125 for the fifth tranche, with a term expiring three years from the respective closing date  (“Warrant”).  Of the $3,332,110 invested in the five tranches of the Private Placement, $2,500,779 was received in cash and $831,331 was from the conversion of outstanding indebtedness and accrued board of directors’ fees.  The Purchasers in the five tranches of the Private Placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

On December 23, 2014, we closed a series of warrant reset agreements with 30 warrant holders in order to re-price their common stock Purchase Warrants. In consideration for the Warrant Holder exercising their outstanding Warrants by or before December 23, 2014, the Company agreed to reduce the exercise price to $0.25 per Warrant share. In addition, for each Warrant exercised the Warrant Holder received a new Warrant to purchase that same number of Warrant Shares as exercised, at an exercise price of $0.40 per share. As a result of the Warrant Reset Agreements, the Company received $903,000 and incurred $40,880 in fees.  In addition we borrowed $1,428,561 in new debt during the year and made payments on new and existing debt of $719,791 and converted $464,250 of debt and accrued interest to equity.

 We believe our current and projected cash resources will enable us to extend our cash resources for the foreseeable future.  Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. Since January 1, 2015 thru March 30, 2015 we have borrowed an additional $1,451,250 of convertible debt and merchant loans and have paid back $646,200 in loans and prepayment penalties.

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

However, if we are unable to obtain such funds, through sales, the capital markets or other source of financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects. These conditions raise substantive doubt about our ability to continue as a going concern.

Net cash used in operating activities was $3,210,578 for the year ended December 31, 2014 as compared with $2,342,603 for the year ended December 31, 2013. Our accounts payable balance was $1,035,781 as of December 31, 2014, as compared with to $1,102,772 as of December 31, 2013, a decrease of $66,991 for 2014.  Accounts payable should continue to become more current as we continue to secure more capital and funds from operations allow for more timely payment of our vendors.

We invested $7,139 in fixed assets during the year ended December 31, 2014 as compared with $58,749 investment in fixed assets in the prior year.

Net cash provided by financing activities for the year ended December 31, 2014 was $3,660,248 as compared with $2,431,308 in the prior year.

In 2014, we raised approximately:

A
$2,332,110 in aggregate gross proceeds from four tranches of our Series K private placement, pursuant to which we sold an aggregate of 8,515 units for a purchase price ranging from $250 to $340 per unit. Each unit consists of one share of Series K Convertible Preferred Stock, convertible into 1,000 shares of our common stock and a three-year warrant to purchase 500 shares of our common stock at a per share exercise price of $0.3125 to $0.425.  Of the $2,332,110 invested in the Series K Private Placement $1,939,360 was received in cash and $392,750 was from the conversion of outstanding indebtedness and board of director and other fees.

B
$903,000 in aggregate gross proceeds from our December 23, 2014 Warrant reset agreements, pursuant to which we closed a series of warrant reset agreements with 30 warrant holders in order to re-price their common stock Purchase Warrants. In consideration for the Warrant Holder exercising their outstanding Warrants by or before December 23, 2014, the Company agreed to reduce the exercise price to $0.25 per Warrant share. In addition, for each Warrant exercised the Warrant Holder received a new Warrant to purchase that same number of Warrant Shares as exercised, at an exercise price of $0.40 per share. As a result of the Warrant Reset Agreements, the Company received $903,000 and incurred $40,880 in fees.

C	Loans in the aggregate amount of approximately $1,428,561 were received during the year and we made payments on new and existing debt of $719,791 and converted $464,250 of debt to equity.

Our common stock is listed on the Over-the-Counter QB market under the ticker symbol PBIO.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Incorporated (“BioSeq”). At the time, BioSeq was developing our original pressure cycling technology. They acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining, outstanding capital stock of BioSeq; and, consequently, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq acquired from BMA. Similarly, the Company is required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the year ended December 31, 2014 and 2013, we incurred approximately $31,835 and $23,785, respectively, in royalty expense associated with our obligation to BMA.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples including, through an automated system, utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year we retain the rights outlined in the patent license agreement; and, we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013 the minimum annual royalty was $1,200 and $4,025 for the years ended 2014 for 2013, respectively.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents"). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2014 or 2013.

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

Each of these executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The severance payment is meant to induce the executive to become an employee of the Company and to remain in the employ of the Company, in general, and particularly in the occurrence of a change in control, as a disincentive to the control change, as a disincentive to the control change.

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and lab space in Medford, MA. Rental costs are expensed as incurred. During 2014 and 2013 we incurred $98,600 and $123,600, respectively, in rent expense for the use of our corporate office and research and development facilities

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

2015	$94,272
Thereafter	73,344
$167,616

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2014 and December 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award. Under fixed fee government grants, the Company records revenue over the life of the government grant.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired. Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years. We annually review our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets as of December 31, 2014 concluded they were not impaired.

Long-Lived Assets and Deferred Costs

In accordance with FASB ASC 360-10-05, Property, Plant, and Equipment, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows related to the long-lived assets. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2014 and determined that our long-lived assets were not impaired.

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

Conversion Option Liability

The Company has signed convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

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

Inventories

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

Equity Transactions

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

Stock-Based Compensation

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Pressure BioSciences, Inc. and Subsidiary:

We have audited the consolidated balance sheets of Pressure BioSciences, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiary as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MARCUM LLP

Boston, Massachusetts
March 31, 2015

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$473,948	$31,417
Accounts receivable	272,022	147,635
Inventories, net of reserves of $50,000 at December 31, 2014 and December 31, 2013	850,552	736,676
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	104,204	85,573
Total Current Assets	1,708,107	1,008,682
Property and Equipment, Net	36,025	58,102

Intangible assets, net	-	36,498
TOTAL ASSETS	$1,744,132	$1,103,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	1,035,781	1,102,772
Accrued employee compensation	157,347	149,333
Accrued professional fees and other	719,432	615,244
Deferred revenue	27,117	28,189
Promissory note	-	75,000
Related party debt	-	25,182
Convertible debt, net of debt discount of $328,681 at December 31, 2014 and $331,306 at December 31, 2013	1,004,513	281,796
Other debt	80,480	89,989
Warrant derivative liability	159,875	344,570
Conversion option liability	590,341	356,197
Total Current Liabilities	3,774,886	3,068,272

Deferred revenue	28,977	2,785
TOTAL LIABILITIES	3,803,863	3,071,057

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' DEFICIT
Series D convertible preferred stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2014 and 2013 respectively (Liquidation value of $300,000)	3	3
Series G convertible preferred stock, $.01 par value; 240,000 shares authorized; 86,570 and 145,320 shares issued and outstanding on December 31, 2014 and 2013, respectively	866	1,453
Series H convertible preferred stock $.01 par value 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2014 and 2013 respectively	100	100
Series H2 convertible preferred stock $.01 par value 21 shares authorized; 21 shares issued and outstanding on December 31, 2014 and 0 at December 31, 2013	-	-
Series J convertible preferred stock $.01 par value 6,250 shares authorized; 3,546 and 5,088 shares issued and outstanding on December 31, 2014 and 2013, respectively	36	51
Series K convertible preferred stock $.01 par value 15,000 shares authorized; 11,416 and 4,000 shares issued and outstanding on December 31, 2014 and 2013, respectively	114	40
Common stock, $.01 par value; 65,000,000 and 50,000,000 shares authorized; and 18,673,390 shares issued and outstanding on December 31, 2014 and 12,024,267 issued and outstanding on December 31, 2013	186,734	120,243
Warrants to acquire common stock	5,253,566	4,267,402
Additional paid-in capital	24,617,564	19,509,921
Accumulated deficit	(32,118,714)	(25,866,988)
Total Stockholders' Deficit	(2,059,731)	(1,967,775)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,744,132	$1,103,282

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended
	December 31,
	2014	2013

Revenue:
Products, services, other	$1,350,150	$1,046,678
Grant revenue	24,594	456,610
Total revenue	1,374,744	1,503,288

Costs and expenses:
Cost of products and services	652,438	567,828
Research and development	952,555	1,035,426
Selling and marketing	721,229	752,288
General and administrative	2,386,872	2,474,938
Total operating costs and expenses	4,713,094	4,830,480

Operating loss	(3,338,350)	(3,327,192)

Other income (expense):
Interest expense, net	(1,303,129)	(339,818)
Other income (expense), net	(169,554)	(531,130)
Change in fair value of derivative liabilities	198,493	113,713
Total other income (expense)	(1,274,190)	(757,235)

Net loss	(4,612,540)	(4,084,427)
Accrued and deemed dividends on convertible preferred stock	(1,639,186)	(1,163,022)
Net loss applicable to common shareholders	$(6,251,726)	$(5,247,449)

Net loss per share attributable to common stockholders - basic and diluted	$(0.44)	$(0.44)

Weighted average common shares outstanding basic and diluted	14,264,753	11,821,870

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H2 Preferred Stock		Series J Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, January 1, 2013	300	$3	145,320	$1,453	-	$-	-	$-	-	$-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Issuance of Series J convertible preferred stock	-	-	-	-	-	-	-	-	5,088	51
Issuance of Series K convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Fair value of common stock for services	-	-	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in connection short-term loans	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-
Conversion of common stock to preferred stock	-	-	-	-	10,000	100	-	-	-	-
Dividends earned on preferred stock	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Reclassification of conversion option liabilities	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2013	300	$3	145,320	$1,453	10,000	$100	-	$-	5,088	$51
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Issuance of Series K convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of Series G convertible preferred stock	-	-	(58,750)	(587)	-	-	-	-	-	-
Conversion of Series J convertible preferred stock	-	-	-	-	-	-	-	-	(1,542)	(15)
Conversion of Series K convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Fair value of common and preferred stock issued for services	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-
Warrant reset	-	-	-	-	-	-	-	-	-	-
Offering cost for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Issuance of warrants in connection short-term loans	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-
Issuance of stock in lieu of cash for board of director fees	-	-	-	-	-	-	-	-	-	-
Conversion of common stock to preferred stock	-	-	-	-	-	-	21	-	-	-
Conversion of debt for common stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for preferred dividends
Dividends earned on preferred stock	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Reclassification of Series D warrant liability	-	-	-	-	-	-	-	-	-	-
Reclassification of conversion option liabilities	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2014	300	$3	86,570	$866	10,000	$100	21	$-	3,546	$36

The accompanying notes are an integral part of these consolidated financial statements

.PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series K Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stock Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
BALANCE, January 1, 2013	-	$-	12,149,267	$121,493	$3,015,996	$15,940,818	$(20,619,539)	$(1,539,776)
Stock-based compensation	-	-	-	-	-	136,796	-	136,796
Issuance of Series J convertible preferred stock	-	-	-	-	885,309	1,149,340	-	2,034,700
Issuance of Series K convertible preferred stock	4,000	40	-	-	271,422	728,538		1,000,000
Fair value of common stock issued for services	-	-	875,000	8,750	-	467,962	-	476,712
Offering costs for issuance of preferred stock	-	-	-	-	-	(67,739)	-	(67,739)
Issuance of warrants in connection short-term loans	-	-	-	-	73,647	-	-	73,647
Issuance of warrants for services	-	-	-	-	21,028	-	-	21,028
Conversion of common stock to preferred stock	-	-	(1,000,000)	(10,000)	-	9,900	-	-
Dividends earned on preferred stock	-	-	-	-	-	-	(160,420)	(160,420)
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	1,002,602	(1,002,602)	-
Reclassification of conversion option liabilities	-	-	-	-	-	141,704	-	141,704
Net loss	-	-	-	-	-	-	(4,084,427)	(4,084,427)
BALANCE, December 31, 2013	4,000	$40	12,024,267	$120,243	$4,267,402	$19,509,921	$(25,866,988)	$(1,967,775)
Stock-based compensation	-	-	-	-	-	101,125	-	101,125
Issuance of Series K convertible preferred stock	8,176	82	-	-	654,845	1,592,432	-	2,247,359
Conversion of Series G convertible preferred stock	-	-	587,500	5,875	-	(5,288)	-	-
Conversion of Series J convertible preferred stock	-	-	1,541,000	15,410	-	(15,395)	-	-
Conversion of Series K convertible preferred stock	(1,099)	(11)	1,099,000	10,990	-	(10,979)	-	-
Fair value of common and preferred stock issued for services	-	-	588,830	5,888	-	208,304	-	214,192
Exercise of warrants	-	-	596,658	5,967	-	143,198	-	149,165
Warrant reset	-	-	3,612,000	36,120	163,654	662,745	-	862,519
Offering costs for issuance of preferred stock	-	-	-	-	-	(8,000)	-	(8,000)
Issuance of warrants in connection short-term loans	-	-	-	-	49,599	-	-	49,599
Issuance of warrants for services	-	-	-	-	93,488	-	-	93,488
Issuance of stock in lieu of cash for board of director fees	399	3	-	-	24,578	60,169	-	84,750
Conversion of common stock to preferred stock	-	-	(2,100,000)	(21,000)	-	21,000	-	-
Conversion of debt for common stock	-	-	510,000	5,100	-	131,400	-	136,500
Issuance of common stock for preferred dividends	-	-	214,135	2,141	-	80,774	-	82,915
Dividends earned on preferred stock	-	-	-	-	-	-	(143,771)	(143,771)
Beneficial conversion feature on convertible preferred stock	-	-	-	-	-	1,495,415	(1,495,415)	-
Reclassification of Series D warrant liability	-	-	-	-	-	330,405	-	330,405
Reclassification of conversion option liabilities	-	-	-	-	-	320,338	-	320,338
Net loss	-	-	-	-	-	-	(4,612,540)	(4,612,540)
BALANCE, December 31, 2014	11,416	$114	18,673,390	$186,734	$5,253,566	$24,617,564	$(32,118,714)	$(2,059,731)

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,612,540)	$(4,084,427)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,714	79,563
Accretion of non-cash interest and amortization of debt issue costs	1,310,351	708,729
Stock-based compensation expense	101,125	136,796
Amortization of third party fees paid in restricted common stock	307,013	480,492
Amortization of board of director fees paid in preferred stock	84,750	-
Change in fair value of derivative liabilities	(198,493)	(113,713)

Changes in operating assets and liabilities:
Accounts receivable	(124,387)	68,630
Inventories	(113,876)	186,686
Accounts payable	(66,991)	(97,074)
Accrued employee compensation	8,014	29,995
Deferred revenue and other accrued expenses	47,373	257,387
Prepaid expenses and other current assets	(18,631)	4,333
Net cash used in operating activities	(3,210,578)	(2,342,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,139)	(58,749)
Net cash used in investing activities	(7,139)	(58,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of issuance costs	1,126,744	1,374,297
Borrowings on related party and other debt, net of issuance costs	302,252	222,000
Repayment of related party and other debt	(416,691)	(180,304)
Repayment of convertible debt	(303,100)	(350,000)
Payment of dividends	-	(60,000)
Net proceeds from the exercise of common stock warrants	149,165	-
Net proceeds from warrant reset transaction	862,518	-
Net proceeds from the issuance of preferred stock	1,939,360	1,425,315
Net cash provided by financing activities	3,660,248	2,431,308

Change in cash and cash equivalents	442,531	29,956
Cash and cash equivalents, beginning of period	31,417	1,461
Cash and cash equivalents, end of period	$473,948	$31,417

SUPPLEMENTAL INFORMATION:
Interest paid in cash	$14,832	$-
NON CASH FINANCING ACTIVITIES:
Convertible debt exchanged for common stock	136,500	-
Preferred dividends paid with common stock	82,916	-
Convertible debt and accrued interest exchanged for preferred stock	300,000	1,503,530
Incremental value from warrant modifications	163,654	-
Fair value of common stock issued for services	214,192	467,964
Issuance of preferred stock for board fees	84,750	38,126
Beneficial conversion feature on convertible preferred stock	1,495,415	1,002,602
Dividends earned on preferred stock	$143,771	$160,420

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2014, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including debt and equity financing subsequent to December 31, 2014, we believe our current and projected cash resources will enable us to extend our cash for the foreseeable future.

These conditions cause substantial doubt regarding our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2014 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management has developed a plan to continue operations. This plan includes further reductions in expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure that our plans to address these matters in the future will be successful. Additional financing may not be available to us on a timely basis, if at all, or on terms acceptable to us. In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

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

To prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in projecting future cash flows to quantify impairment of assets, deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded, beneficial conversion features and derivative liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

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

Revenue from government grants is recorded when expenses are incurred under the grant in accordance with the terms of the grant award. Under fixed fee government grants, the Company records revenue over the life of the government grant.

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

Inventories are valued at the lower of cost (average cost) or market (sales price). The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31 is as follows:

	2014	2013
Raw materials	304,928	$147,290
Finished goods	595,624	639,386
Inventory reserve	(50,000)	(50,000)
Total	$850,552	$736,676

vii.	Property and Equipment

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

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2013. Based on this analysis, we concluded that no impairment of intangible assets had occurred.

ix.	Long-Lived Assets and Deferred Costs

The Company’s long-lived assets and other assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2014, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2014 and determined that such long-lived assets were not impaired.

x.	Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected.  At December 31, 2014 and 2013, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2014	2013
Top Five Customers	32%	53%
Federal Agencies	6%	33%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2014	2013
Top Five Customers	86%	86%
Federal Agencies	9%	16%

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

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive. The following table illustrates our computation of loss per share for the years ended December 31, 2014 and 2013.

	For the Year Ended
	December 31,
	2014	2013
Numerator:
Net loss	$(4,612,540)	$(4,084,427)
Beneficial conversion feature for preferred stock	(1,495,415)	(1,002,602)
Preferred dividends accrued	(143,771)	(100,420)
Preferred dividends paid in cash	-	(60,000)
Net loss applicable to common shareholders	$(6,251,726)	$(5,247,449)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	14,264,753	11,821,870

Loss per common share - basic and diluted	$(0.44)	$(0.44)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2014	2013
Stock options	3,406,250	1,771,708
Convertible debt	5,453,571	2,242,024
Common stock warrants	19,182,201	15,012,327
Convertible preferred stock:
Series D Convertible Preferred	750,000	750,000
Series G Convertible Preferred	865,700	1,453,200
Series H Convertible Preferred	1,000,000	1,000,000
Series H2 Convertible Preferred	2,100,000	-
Series J Convertible Preferred	3,546,000	5,087,500
Series K Convertible Preferred	11,416,000	4,000,000
	47,719,722	31,316,759

xii.	Accounting for Income Taxes

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the twelve months ended December 31, 2014 and 2013:

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	6.0 (yrs)	6.0 (yrs)
Expected volatility	134.75%-141.15%	132.2%-141.15%
Risk-free interest rate	1.90%-2.54%	1.09%-2.54%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

We recognized stock-based compensation expense of $101,125 and $136,796 for the years ended December 31, 2014 and 2013, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying Consolidated Statements of Operations for the years ended December 31:

	2014	2013
Research and development	$30,550	$53,509
Selling and marketing	19,792	26,551
General and administrative	50,783	56,736
Total stock-based compensation expense	$101,125	$136,796

During the years ended December 31, 2014 and 2013, the total fair value of stock options awarded was $401,617 and $128,642, respectively.

As of December 31, 2014, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $323,811. The non-cash, stock based compensation expense associated with the vesting of these options will be $181,992 in 2015, $82,761 in 2016, and $59,058 in 2017.

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

        Advertising costs are expensed as incurred. We did not spend anything on advertising in 2014 or 2013.

xvi.	Fair Value Measurements

The Company follows the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as it related to financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013. The assumptions used to determine fair value of the warrants are contained in the table in Note 9 of the accompanying consolidated financial statements. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

		Fair value measurements at December 31, 2014 using:
	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D common stock Purchase Warrants	$159,875	$-	$-	$159,875

		Fair value measurements at December 31, 2013 using:
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D common stock Purchase Warrants	$344,570	$-	$-	$344,570

	January 1, 2014	Change in Fair Value	Reclassification into equity	December 31, 2014
Series D common stock Purchase Warrants	$344,570	$145,710	$(330,405)	$159,875

	January 1, 2013	Change in Fair Value	December 31, 2013
Series D common stock Purchase Warrants	$160,812	$183,758	$344,570

		Fair value measurements at December 31, 2014 using:
	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
July 7, 2014 note, conversion option	$53,673	-	-	$53,673
July 7, 2014 note, conversion option	70,604	-	-	70,604
August 28, 2014 note, conversion option	25,146	-	-	25,146
September 3, 2014 note, conversion option	95,938	-	-	95,938
September 10, 2014 note, conversion option	99,124	-	-	99,124
September 26, 2014 note, conversion option	92,699	-	-	92,699
November 10, 2014 note, conversion option	74,343			74,343
November 17, 2014 note, conversion option	78,814	-	-	78,814
Embedded conversion options	$590,341	-	-	$590,341

	Jan. 1, 2014	Issuance fair value	Change in fair value	Reclassification into equity	Dec. 31, 2014
April 11, 2013 note, conversion option	$130,734	$-	$7,348	$(138,082)	$-
June 26, 2013 note, conversion option	55,307	-	6,118	(61,425)	-
December 4, 2013 note, conversion option	98,129	-	(98,129)	-	-
December 23, 2013 note, conversion option	72,027	-	48,804	(120,831)	-
June 4, 2014 note, conversion option	-	57,071	(57,071)	-	-
July 7, 2014 note, conversion option	-	64,233	(10,560)	-	53,673
July 7, 2014 note, conversion option	-	89,926	(19,322)	-	70,604
August 28, 2014 note conversion option		36,892	(11,746)		25,146
September 3 2014 note, conversion option	-	122,340	(26,402)	-	95,938
September 10, 2014 note, conversion option	-	129,710	(30,586)	-	99,124
September 26, 2014 note, conversion option	-	140,060	(47,361)	-	92,699
November 10, 2014 note, conversion option		136,021	(61,678)		74,343
November 17, 2014 note, conversion option	-	122,431	(43,617)	-	78,814
Embedded conversion options	$356,197	$898,684	$(344,202)	$(320,338)	$590,341

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	April 11, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	2
Expected volatility	206.2%	119.7%
Risk-free interest rate	0.10%	0.04%
Exercise price	$0.14	$0.25
Fair value per conversion option	$0.29	$0.20

Assumptions	June 26, 2013	Conversion options revalued at February 10, 2014
Expected life (in months)	12	5
Expected volatility	189.2%	137.9%
Risk-free interest rate	0.13%	0.07%
Exercise price	$0.17	$0.25
Fair value per conversion option	$0.25	$0.23

Assumptions	December 4, 2013	Conversion options revalued at June 30, 2014
Expected life (in months)	24	1
Expected volatility	170.3%	77.1%
Risk-free interest rate	0.30%	0.02%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.16	$0.02

Assumptions	December 23, 2013	Conversion options revalued at June 23, 2014
Expected life (in months)	36	30
Expected volatility	151.4%	159.2%
Risk-free interest rate	0.77%	0.73%
Exercise price	$0.40	$0.40
Fair value per conversion option	$0.17	$0.32

Assumptions	June 4, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	8	1
Expected volatility	121.8%	77.4%
Risk-free interest rate	0.07%	0.03%
Exercise price	$0.45	$0.45
Fair value per conversion option	$0.16	$0.00

Assumptions	July 7, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	12	6
Expected volatility	117.9%	114.7%
Risk-free interest rate	0.12%	0.12%
Exercise price	$0.21	$0.16
Fair value per conversion option	$0.18	$0.11

Assumptions	July 7, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	12	6
Expected volatility	117.9%	114.7%
Risk-free interest rate	0.12%	0.12%
Exercise price	$0.21	$0.17
Fair value per conversion option	$0.18	$0.11

Assumptions	August 28, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	6	2
Expected volatility	104.4%	121.7%
Risk-free interest rate	0.05%	0.04%
Exercise price	$0.14	$0.15
Fair value per conversion option	$0.15	$0.11

Assumptions	Sept. 3, 2014	Conversion options revalued at Dec.31, 2014
Expected life (in months)	36	32
Expected volatility	153.8%	154.1%
Risk-free interest rate	0.99%	0.88%
Exercise price	$0.35	$0.35
Fair value per conversion option	$0.24	$0.19

Assumptions	Sept. 10, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	12	8
Expected volatility	117.6%	106.6%
Risk-free interest rate	0.12%	0.18%
Exercise price	$0.13	$0.14
Fair value per conversion option	$0.17	$0.14

Assumptions	Sept. 26, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	12	9
Expected volatility	116.6%	106.2%
Risk-free interest rate	0.11%	0.17%
Exercise price	$0.16	$0.15
Fair value per conversion option	$0.19	$0.13

Assumptions	Nov. 10, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	10	8
Expected volatility	104.2%	106.6%
Risk-free interest rate	0.10%	0.18%
Exercise price	$0.13	$0.14
Fair value per conversion option	$0.23	$0.14

Assumptions	Nov. 17, 2014	Conversion options revalued at Dec. 31, 2014
Expected life (in months)	12	10
Expected volatility	117.9%	107.1%
Risk-free interest rate	0.12%	0.15%
Exercise price	$0.17	$0.17
Fair value per conversion option	$0.20	$0.13

(3)	Property and Equipment, net

Property and equipment as of December 31, 2014 and 2013 consisted of the following components:

	December 31,
	2014	2013
Laboratory and manufacturing equipment	$226,081	$226,081
Office equipment	149,459	142,323
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	461,858	461,858
Total property and equipment	845,515	838,379
Less accumulated depreciation	(809,490)	(780,277)
Net book value	$36,025	$58,102

Depreciation expense for the years ended December 31, 2014 and 2013 was $29,213 and $30,931, respectively.

(4)	Intangible Assets, net

Intangible assets as of December 31, 2014 reflect the purchase price attributable to patents in connection with the 1998 acquisition of BioSeq, Inc. and the PCT business. Acquired PCT patents were being amortized to expense on a straight line basis at the rate of $48,632 per year over their estimated remaining useful lives of approximately 6 years. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
PCT Patents	$778,156	$778,156
Less accumulated amortization	(778,156)	(741,658)
Net book value	$-	$36,498

Amortization expense for the year ended December 31, 2013 was $48,632 and for the year ended December 31, 2014 was $36,498, at which time the assets were fully amortized.

(5)	Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2014 and 2013 we contributed $10,022 and $10,377, respectively, in the form of discretionary Company-matching contributions.

(6)	Income Taxes

  Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2014 and 2013, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were arrived at December 31, 2014 and 2013.

       We did not record an income tax benefit or provision for the year ended December 31, 2014.

        Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2014 and December 31, 2013 are as follows:

	December 31,
Current deferred taxes	2014	2013
Inventories	$19,640	$19,640
Other accruals	21,818	23,050
Less: valuation allowance	(41,458)	(42,690)
Total current deferred tax assets	$-	$-
Long term deferred taxes:
Accelerated tax depreciation	$12,162	$29,511
Non-cash, stock-based compensation, nonqualified	440,614	387,708
Goodwill and intangibles	-	(14,337)
Operating loss carry forwards and tax credits	9,720,260	8,938,681
Less: valuation allowance	(10,173,036)	(9,341,563)
Total long term deferred tax assets (liabilities), net	-	-
Total net deferred tax liabilities	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2014 and 2013 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2014.

We have net operating loss carry-forwards for federal income tax purposes of $22,260,000 as of December 31, 2014. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2015 through 2035.

We had net operating loss carry-forwards for state income tax purposes of approximately $16,496,000 at December 31, 2014. These net operating loss carry-forwards expire at various dates from 2015 through 2034.

       We have research and development tax credit carryforwards for federal income tax purposes of approximately
 $1,019,000 as of December 31, 2014 and research and development tax credit carryforwards for state income tax purposes of approximately $165,000 as of December 31, 2014. The federal credit carryforwards expire at various dates from 2015 through 2034.  The state credit carryforwards expire at various dates from 2014 through 2028.

        In addition, we have federal alternative minimum tax credit carryforwards for federal income tax purposes of approximately $217,000 as of December 31, 2014.  These credits do not expire.

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows for the years ended December 31:

	2014		2013
Federal tax provision rate	34%		34%
Permanent differences	(2	) %	(3	) %
State tax expense	0%		0%
Refundable AMT and R&D tax credit	0%		0%
Net operating loss carry back	0%		0%
Valuation allowance	(32	) %	(31	) %
Effective income tax provision	0%		0%

(7)	Commitments and Contingencies

Operating Leases

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.   We are currently paying approximately $4,800 per month for our corporate office. On December 31, 2014 the lease was amended to extend the expiration date to December 31, 2015 at the rate of $4,800 per month.

Effective January 1, 2010, we entered into a three-year lease agreement with the University of Massachusetts in Boston, pursuant to which we are leasing laboratory and office space on campus at the university for research and development activities. We paid $5,000 per month for the use of these facilities.  In August 2014 the landlord exercised their right to terminate the lease.

On November 1, 2014 we signed a three year lease for laboratory and office space in Medford, Massachusetts.  The lease calls for lease payments of $3,056 per month subject to annual Cost of Living increases.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

2015	$94,272
Thereafter	73,344
Total minimum payments required	$167,616

       Royalty Commitments

       BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the fiscal years ended December 31, 2014 and 2013, we incurred $31,835 and $23,785 in royalties, respectively.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute ("Battelle"). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the contract in 2013 our only obligation for 2014 was a royalty payment of approximately $2,900.  The minimum annual royalty was $4,025 for 2013.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis ("TDI reagents"). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2014 or 2013.

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

Promissory Note

On November 4, 2011, the Company entered into an agreement with a former placement agent, pursuant to which the Company and the placement agent released each other of their respective obligations under a prior investment banking agreement.  In connection with this agreement, the Company issued the placement agent a promissory note with an original principal amount of $150,000 and an original maturity date of May 4, 2012.  On February 6, 2014 the $75,000 principal balance remaining and $14,832 of accrued and unpaid interest were paid off in cash.

Convertible Debt

Loans in the aggregate amount of$155,000 were received from two individuals in 2013. We accrued interest at a rate of 6% on the loans. These loans, along with $863,000 of other prior outstanding loans and unpaid interest, were converted to the Company 's Series J Convertible Preferred Shares in February 2013.

On April 11 , 2013, we signed a promissory note in the amount of$275,000. The lender paid $125,000, net of $12,500 of original issue discount, upon closing of the note. The lender paid an additional $50,000, net of$5,000 original issue discount, on June 26, 2013. The balance ofthe Consideration shall be paid in the amounts and the dates as the lender chooses. The note and unpaid interest on the note are due and payable one year from the effective date of each payment. The lender has the right to convert all or part of the unpaid principal and interest into common stock at a conversion price of 60% of the lowest trade price in the 25 trading days prior to conversion after six months from the effective date of each closing. The Company has the right to repay the notes at an y time within six months of the effective date of each closing. If the Company repays the note within 90 days of the effective date interest is 0%. If the note is not repaid within the 90 days a onetime interest charge of 12% will be applied. The Company has reserved at least 6,000,000 shares of common stock for conversion under this note. The Compan y evaluated the terms of this note in accordance with ASC 815-40, Derivatives and Hedging Contracts in Entity's Own Stock. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $186,041 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. On October 10, 2013, this note was amended to change the lenders right to convert and the borrower 's right to repay to December 10, 2013. On December 10, 2013, this note was amended to change the lenders right to convert and the borrower's right to repay to February 10, 2014.

The proceeds from the convertible debt issued on April 11, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of$274,840 to the convertible option and accounted for as a liability in the Company's consolidated balance sheet. In accordance with the provisions of ASC815-40, the entire gross proceeds of$137,500 was offset by a debt discount of$137,500 which will be amortized to nterest expense over the twelve month life of the debt. The additional $149,840 adjustment between the convertible option liability and the debt discount was charged directly to other expense.

The proceeds from the convertible debt issued on June 26, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $84,146 to the convertible option and accounted for as a liability in the Company 's consolidated balance sheet. In accordance with the provisions of ASC815-40, the entire gross proceeds of$55,000 was offset by a debt discount of $55,000 which will be amortized to interest expense over the twelve month life of the debt. The additional $34,146 adjustment between the convertible option liability and the debt discount was charged directl y to other expense.

So long as the note is outstanding, the Company shall notify the lender of the issuance of any security with a term more favorable to the holder, and the lender may at its option, include the terms as a part of the transaction documents. Both the April II , 2013 note and the June 26, 2013 note were paid off in February 2014.

On May 24, 2013, we entered into a Convertible Redeemable Note. The lender paid $97,500, net of$2,500 in legal fees, on the closing date. The note does not bear interest. The $100,000 principal is due on May 24, 2015. At any time six months after the closing date, the lender at its option may convert part, or all, of the note then outstanding into shares of the Company's common stock at a conversion price of70% of the average weighted average price of the common stock for the 10 trading days preceding the conversion date. The Company shall have the right to redeem the note at 120% ofthe unpaid principal if paid within 90 days ofthe issuance day, 130% of the unpaid principal ifrepaid between 91 and 180 days following the issuance day and 150% at any time thereafter. The Company has reserved 1,000,000 shares of common stock for conversion under this note. The Company determined that the conversion feature met the definition of a liability and therefore, bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations.

The proceeds from the convertible debt issued on May 24, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,223 to the convertible option and accounted for as a liability in the Company's consolidated balance sheet. In accordance with the provisions of ASC815-40, the entire gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twenty-four month life of the debt. The additional $24,723 adjustment between the convertible option liability and the debt discount was charged directly to other expense.

The entire balance of the debt was repaid on November 22, 2013 and the fair value of the conversion option liability remaining on the balance sheet in the amount of $103,521 was reclassified to additional paid in capital.

On June 6, 2013, we signed a convertible debenture in the amount of$500,000. The lender paid an initial payment of$213,000 net of a "fmder's fee" discount of$25,000 and $12,000 in legal fees, on the closing date. The lender has the right, any time after six months from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company's common stock at a price of $0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings. The Company has the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest. The Company is required to reserve at least 2.5 times the number of shares actually issuable upon full conversion of this debenture. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations.

The proceeds from the convertible debt issued on June 6, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of$158,715 to the convertible option and accounted for as a liability in the Company's condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $250,000 was offset by a debt discount of $195,715 which will be amortized to interest expense over the twelve month life of the debt.

On December 26, 2013 the Company entered into a settlement agreement with the lender resulting in the Company paying the lender $300,000 in full satisfaction of the original debenture. The conversion option liability remaining on the balance sheet in the amount of $38,180 was reclassified to additional paid in capital.

On August 8, 2013 and October 10, 2013, we received $160,000 and $250,000, respectively in a six-month note from an existing shareholder. Terms ofthe note include 18% annual interest, a right to convert the note into the next equity transaction of the Company, at the conversion rate of the equity offering, and a three-year warrant to acquire 160,000 shares of common stock and 250,000 shares of common stock, respectively at $0.40 per share. The relative fair value of the warrants was determined to be $28,722 and $33,824, respectively, which was accounted for as a debt discount and amortized to interest expense over the six-month life of the note. Both of these notes and the accrued interest were converted to our Series K Convertible Preferred Stock on December 12, 2013.

On December 4, 2013, we signed a convertible debenture in the amount of$223,000. The lender paid an initial payment of $200,000 net of a "original issue" discount of $20,000 and $3,000 in legal fees, on the closing date. The lender has the right at any time from the issue date to convert all or part of the outstanding and unpaid principal into shares of the Company 's common stock at a price of$0.40 per share subject to adjustments for stock splits, stock dividends or rights offerings. The Company has the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest. The Company is required to reserve at least 4 times the number of shares actually issuable upon full conversion of this debenture. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the difference in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $98,129 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. In addition the lender received a warrant to purchase 70,000 shares of the Company's common stock at an exercise price of $0.3125 per share. The warrants were valued at $11 ,100 which was allocated to debt discount and will be amortized to interest expense over the twenty-four month life of the debt

        The proceeds from the convertible debt issued on December 4, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of$77,388 to the convertible option and accounted for as a liability in the Company's consolidated balance sheet. In accordance with the provisions of ASC  815-40, the gross proceeds of $223,000 was offset by a debt discount of $11 1,488 which will be amortized to interest expense over the twelve month life of the debt.

On December 23,2013, we signed a convertible debenture in the amount of$150,000. The lender paid an initial payment of $125,000 net of a "original issue" discount of $15,000 and $10,000 in legal fees, on the closing date the lender has the right, any time from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company 's common stock at a price of$0.40 per share subject to adjustments for stock  splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of 120% of the outstanding principal plus accrued and unpaid interest. The Company is required to reserve at least 3 times the number of shares actually issuable upon full conversion of this debenture. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature as a derivative liability. The derivative liability is measured at the end of each reporting period and the change in fair value is recorded as other expense or income in the statement of operations. The fair value of the conversion feature was $72,027 at December 31, 2013 and reflected in the conversion option liability line in the consolidated balance sheet. Tn addition the lender received 75,000 shares of Company restricted common stock, of which the fair value of $17,250 was charged to debt discount and will be amortized to interest expense over the thirty-six month life of the debt.

The proceeds from the convertible debt issued on December 23, 2013, were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of$59,903 to the convertible option and accounted for as a liability in the Company's consolidated balance sheet. In accordance with the provisions of ASC815-40, the gross proceeds of$150,000 was offset by a debt discount of$102,153 which will be amortized to interest expense over the thirty-six month life of the debt.

A loan in the aggregate amount of $300,000 was received from one individual on January 7, 2014. We granted an original issue discount equal to $30,000 and warrants to purchase 270,000 shares of common stock at $0.3125 per share.   The loan was converted to the Company’s Series K Convertible Preferred Shares in January 2014.

  On May 30, 2014, we signed a convertible debenture in the amount of $400,000.  The lender paid an initial payment of $150,000 net of an original issue discount of $12,162 on June 4, 2014.  A one-time interest charge of 9% will be applied to the principal balance.  The lender has the right, at any time from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.45 per share subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture.  The maturity date is eight months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $0 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

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

On July 7, 2014, we signed two convertible debentures in the amount of $180,000.  The lenders paid initial payments of $66,750 and $100,000 net of fees of $8,250 and $5,000 on July 7, 2014. The Company also incurred a $6,000 finder’s fee.  Interest accrues at the rate of 4% on the outstanding principal balance.  They have the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest VWAP price of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  If the notes are prepaid before the 90th day following the effective date the prepayment is 119% of the principal amount plus accrued and unpaid interest and if prepaid between the 91st day and 180th day from the effective date the prepayment is 133% of the principal amount plus accrued and unpaid interest.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion features on each note met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion features are accounted for as a note discount and will be amortized to interest expense over the life of the loans. The fair value of the conversion features was $124,275 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

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

The outstanding principal balance, prepayment penalties and all outstanding accrued interest on these two notes, totaling $242,973, were paid back in January 2015.

On August 28, 2014 the Company signed a note with a lender for $35,000 and received $32,900 in cash after deducting $2,100 in fees. The Company has the right to prepay the note prior to the maturity date of February 28, 2015 for $45,500.  If the note is not prepaid by the maturity date the note can be converted to Company common shares for 60% of the lowest intra-day trading price for the 15 days prior to the conversion. The difference between the pre-payment price of $45,500 and the cash received is being accounted for as debt discount and amortized to interest expense over the six month life of the note. The Company determined that the conversion features on each note met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and accounted for it as a derivative liability.  The fair value of the conversion features are accounted for as a note discount and will be amortized to interest expense over the life of the loans. The fair value of the conversion features was $25,146 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

The proceeds from the convertible debt issued on August 28, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $36,892 to the convertible option and accounted for as a liability in the Company’s   consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $45,500 is offset by a debt discount of $45,500 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $3,992 in excess of the gross proceeds was charged to other income.

The outstanding principal balance and the prepayment penalty, totaling $45,500, were paid off in February of 2015.

On September 3, 2014, we signed a convertible debenture in the amount of $175,000.  The lender paid an initial payment of $150,000 net of an original issue discount of $17,500 on September 3, 2014 and fees of $7,500.  The Company also paid fees of $8,000 and gave the lender 75,000 shares of Company common stock valued at $21,750.  Interest will not accrue on this note.  The lender has the right, at any time within 180 days from the issue date to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a price of $0.35 per share subject to adjustments for stock splits, stock dividends or rights offerings.  After 180 days from the issue date the note can be converted at 65% of the lowest closing price for the 20 days preceding the conversion.  The Company shall have the right to prepay the debenture for a payment of 100% of the outstanding principal at any time on or before 90 days after the effective date.  Prepayment after 90 days are subject to a premium ranging from 120% - 140% of the outstanding principal. The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $95,938 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

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

The outstanding principal balance and the prepayment penalty on this note, totaling $218,750, were paid back in March 2015.

On September 10, 2014, we signed a convertible debenture in the amount of $175,000.  The lender paid an initial payment of $92,000 net of an $8,000 fee on September 10, 2014.  Interest will accrue at the rate of 8% on the unpaid principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price equal to 55% of the lowest closing price for the 20 day period preceding the conversion, subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time from the effective date to the maturity date for 135% of the principal.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $99,124 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

The proceeds from the convertible debt issued on September 10, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $129,710 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $37,710 in excess of the principal of $100,000 is charged to other expense on the consolidated statement of operations.

The outstanding principal balance, prepayment penalties and all outstanding accrued interest on this note, totaling $138,978, were paid back in March 2015.

On September 26, 2014, we signed a convertible debenture in the amount of $113,000.  The lender paid an initial payment of $101,660 net of an original issue discount of $11,340.  A one-time interest charge of 9% will be applied to the principal balance.  The lender has the right, at any time after 179 days from the issue date, to convert any or part of the outstanding and unpaid principal into shares of the Company’s common stock at a 40% discount to the three lowest trading prices in the ten days preceding the conversion subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of 135% of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture.  The maturity date is eight months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $92,699 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

The proceeds from the convertible debt issued on September 26, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $140,060 to the convertible option and accounted for as a liability in the Company’s   consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $113,000 is offset by a debt discount of $113,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $38,400 in excess of the principal of $113,000 is charged to other expense on the consolidated statement of operations.

On November 10, 2014, we took an additional $75,000 advance on the $175,000 note we signed on September 10, 2014.  Interest will accrue at the rate of 8% on the unpaid principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and accrued interest into shares of the Company’s common stock at a price equal to 55% of the lowest closing price for the 20 day period preceding the conversion, subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time from the effective date to the maturity date for 135% of the principal.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $74,343 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

The proceeds from the convertible debt advanced on November 10, 2014, were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $136,021 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $75,000 is offset by a debt discount of $6,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $67,021 in excess of the principal of $75,000 is charged to other expense on the consolidated statement of operations.

On November 17, 2014, we signed a convertible debenture in the amount of $105,000.  The lender paid an initial payment $100,000 net of an original debt discount of $5,000. Interest accrues at the rate of 4% on the outstanding principal balance.  The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest VWAP price of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings.  The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date.  If the note is prepaid before the 90th day following the effective date the prepayment is 119% of the principal amount plus accrued and unpaid interest and if prepaid between the 91st day and 180th day from the effective date the prepayment is 133% of the principal amount plus accrued and unpaid interest.  The maturity date is twelve months after the effective date of each payment. The Company determined that the conversion features on the note met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion features is accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion features was $78,814 at December 31, 2014 and reflected in the conversion option liability line in the consolidated balance sheet.

The proceeds from the convertible debt issued on November 17, 2014, was allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $122,431 to the convertible option and accounted for as a liability in the Company’s consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $105,000 is offset by a debt discount of $105,000 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $22,431 in excess of the principal of $105,000 is charged to other expense on the consolidated statement of operations.

Other Notes

On August 23, 2013 we signed a Merchant Agreement with Strategic Funding Source inc. ("SFS"). Under the agreement we received $75,000 in exchange for rights to all customer receipts until SFS is paid $99,000 to be collected at a rate of $849 per business day. The payments are secured by essentially all tangible assets of the Company. On August 28, 2013 the agreement was modified to give the Company the right to pre-pay the note at any time prior to January 21, 2014. If pre-paid, the Company will receive a discount based on the date of the pre-payment after the funding date. Discounts range from $16,500, if pre-paid within 30 days of funding to $1,500 if pre-paid within 150 days of funding. The note was pre-paid on December 10, 2013.

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

On July 31, 2014, we signed a Merchant Agreement with a lender. Under the agreement we received $75,000 in exchange for rights to all customer receipts until the lender is paid $101,260, to be collected at the rate of $632 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid the lender $999 in fees related to this transaction. The remaining outstanding balance under this agreement was paid off in December 2014.

On November 12, 2014 thru November 17, 2014 the Company received and aggregate of $32,000 in short term interest free and unsecured loans from two employees and one outside lender.  $26,000 of these loans were repaid at December 31, 2014.

(8)   Transactions with Related Persons

From time to time Mr. Richard T. Schumacher, the Company’s President and CEO, makes loans to the Company to provide the Company with operating cash. The balance of these loans at December 31, 2014 was $6,000.

On January 28, 2014, Mr. Schumacher invested $10,000 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 40 shares of convertible Preferred Stock (convertible into 40,000 shares of common stock) and a Warrant to purchase 20,000 shares of common stock at an exercise price of $0.3125 per share.

On January 28, 2014, Mr. Jeffrey Peterson, invested $17,250 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 69 shares of convertible Preferred Stock (convertible into 69,000 shares of common stock) and a Warrant to purchase 34,500 shares of common stock at an exercise price of $0.3125 per share.

On January 28, 2014, Mr. Vito Mangiardi, invested $22,500 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 90 shares of convertible Preferred Stock (convertible into 90,000 shares of common stock) and a Warrant to purchase 45,000 shares of common stock at an exercise price of $0.3125 per share.

On January 28, 2014, Mr. Kevin Pollack, invested $22,500 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 90 shares of convertible Preferred Stock (convertible into 90,000 shares of common stock) and a Warrant to purchase 45,000 shares of common stock at an exercise price of $0.3125 per share.

On January 28, 2014, Dr. Mickey Urdea, invested $22,500 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 90 shares of convertible Preferred Stock (convertible into 90,000 shares of common stock) and a Warrant to purchase 45,000 shares of common stock at an exercise price of $0.3125 per share.

On November 12, 2014, Mr. Schumacher invested $5,000 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 20 shares of convertible Preferred Stock (convertible into 20,000 shares of common stock) and a Warrant to purchase 10,000 shares of common stock at an exercise price of $0.3125 per share.

On November 12, 2014, Mr. Jeffrey Peterson, invested $13,000 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for  shares of convertible Preferred Stock (convertible into 69,000 shares of common stock) and a Warrant to purchase 34,500 shares of common stock at an exercise price of $0.3125 per share.

On November 12, 2014, Mr. Vito Mangiardi, invested $5,000 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 20 shares of convertible Preferred Stock (convertible into 20,000 shares of common stock) and a Warrant to purchase 10,000 shares of common stock at an exercise price of $0.3125 per share.

On November 12, 2014, Mr. Kevin Pollack, invested $5.000 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 20 shares of convertible Preferred Stock (convertible into 20,000 shares of common stock) and a Warrant to purchase 10,000 shares of common stock at an exercise price of $0.3125 per share.

On November 12, 2014, Dr. Mickey Urdea, invested $5,000 in our Series K Offering of convertible preferred stock and warrants to purchase shares of common stock, for 20 shares of convertible Preferred Stock (convertible into 20,000 shares of common stock) and a Warrant to purchase 10,000 shares of common stock at an exercise price of $0.3125 per share.

On December 23, 2014, Mr. Schumacher participated in a warrant reset agreement in order to re-price his Common Stock Purchase Warrants. Mr. Schumacher exercised 34,350 warrants for a total of $8,587 and received 34,350 shares of common stock and 34,350 new warrants at an exercise price of $0.40 per common share.

On December 23, 2014, Mr. Peterson participated in a warrant reset agreement in order to re-price his Common Stock Purchase Warrants. Mr. Peterson exercised 23,000 warrants for a total of $5,750 and received 23,000 shares of common stock and 23,000 new warrants at an exercise price of $0.40 per common share.

On December 23, 2014, Mr. Mangiardi participated in a warrant reset agreement in order to re-price his Common Stock Purchase Warrants. Mr. Mangiardi exercised 20,000 warrants for a total of $5,000 and received 20,000 shares of common stock and 20,000 new warrants at an exercise price of $0.40 per common share.

On December 23, 2014, Mr. Pollack participated in a warrant reset agreement in order to re-price his Common Stock Purchase Warrants. Mr. Pollack exercised 40,000 warrants for a total of $10,000 and received 40,000 shares of common stock and 40,000 new warrants at an exercise price of $0.40 per common share.

On December 23, 2014, Mr. Urdea participated in a warrant reset agreement in order to re-price his Common Stock Purchase Warrants. Mr. Urdea exercised 57,000 warrants for a total of $14,250 and received 57,000 shares of common stock and 57,000 new warrants at an exercise price of $0.40 per common share.

(9)  Stockholders’ (Deficit)

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)
2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)
3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)
4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)
5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)
6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)
7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)
8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)
9)	21 shares have been designated as Series H2 Convertible Preferred Stock (“Series H2”)
10)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)
11)	15,000 shares have been designated as Series K Convertible Preferred Stock (“Series K”)

As of December 31, 2014, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding.

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

Series H2 Convertible Preferred Stock

On December 23, 2014 the Company amended the Articles of Incorporation to authorize 21 shares of Series H2 Convertible Preferred Stock.  On December 23, 2014, the Company reported that it had entered into a securities purchase and exchange agreement with an investor, pursuant to which the Company agreed to exchange 2,100,000 shares of the Company’s common stock, par value $0.01 per share of common stock held by the investor for an aggregate of 21 shares of a newly created series of preferred stock, designated Series H2 Convertible Preferred Stock, par value $0.01 per share (the “Series H2 Preferred Stock”) in a non-cash transaction. The investor originally acquired the common stock from the Company for $0.25 per share in the warrant reset transaction on December 23, 2014.  The exchange ratio was 100,000 shares of common stock per share of Series H2 Preferred Stock at a stated conversion price of $0.25 per share.

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

From the date of issuance of any shares of Series J Convertible Preferred Stock and until the earlier of the first anniversary of such date, the voluntary conversion of any shares of Series J Convertible Preferred Stock, or the date of any mandatory conversion (solely under the Company's control based upon certain triggering events) of the Series J Convertible Preferred Stock, dividends will accrue on each share of Series J Convertible Preferred Stock at an annual rate of (i) four percent (4%) of the Purchase Price on those shares of Series J Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased from the Company shares of Series J Convertible Preferred Stock with an aggregate Purchase Price of less than $250,000, and (ii) six percent (6%) of the Purchase Price on those shares of Series J Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased shares of Series J Convertible Preferred Stock with an aggregate purchase price of at least $250,000.  Dividends accruing on the Series J Convertible Preferred Stock shall accrue from day to day until the earlier of the first anniversary of the date of issuance of such shares of Series J Convertible Stock, the voluntary conversion of any shares of Series J Convertible Preferred Stock, or the date of any mandatory conversion of the Series J Convertible Preferred Stock, and shall be paid, as applicable, within fifteen (15) days of the first anniversary of the original issue date of the Series J Convertible Preferred Stock, within five (5) days of the voluntary conversion of shares of the Series J Convertible Preferred Stock, or within five (5) days of the mandatory conversion of shares of the Series J Convertible Preferred Stock. The Company may pay accrued dividends on the Series J Convertible Preferred Stock in cash or, in the sole discretion of the Board of Directors of the Company, in shares of its common stock in accordance with a specified formula.

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

From the date of issuance of any shares of Series K Convertible Preferred Stock and until the earlier of the first anniversary of such date, the voluntary conversion of any shares of Series K Convertible Preferred Stock, or the date of any mandatory conversion (solely under the Company's control based upon certain triggering events) of the Series K Convertible Preferred Stock, dividends will accrue on each share of Series K Convertible Preferred Stock at an annual rate of (i) four percent (4%) of the Purchase Price on those shares of Series K Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased from the Company shares of Series K Convertible Preferred Stock with an aggregate Purchase Price of less than $100,000, and (ii) six percent (6%) of the Purchase Price on those shares of Series K Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased shares of Series K Convertible Preferred Stock with an aggregate purchase price of at least $100,000.  Dividends accruing on the Series K Convertible Preferred Stock shall accrue from day to day until the earlier of the first anniversary of the date of issuance of such shares of Series K Convertible Stock, the voluntary conversion of any shares of Series K Convertible Preferred Stock, or the date of any mandatory conversion of the Series K Convertible Preferred Stock, and shall be paid, as applicable, within fifteen (15) days of the first anniversary of the original issue date of the Series K Convertible Preferred Stock, within five (5) days of the voluntary conversion of shares of the Series K Convertible Preferred Stock, or within five (5) days of the mandatory conversion of shares of the Series K Convertible Preferred Stock. The Company may pay accrued dividends on the Series K Convertible Preferred Stock in cash or, in the sole discretion of the Board of Directors of the Company, in shares of its common stock in accordance with a specified formula.

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

On November 12, 2014, the Company entered into a Securities Purchase Agreement with various accredited investors, pursuant to which the Company sold an aggregate of 1,052 units for a purchase price of $250.00 per unit or an aggregate Purchase Price of $263,000.  This was the fifth tranche of a $1.5 million private placement previously disclosed by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013, which is incorporated by reference herein. The Purchasers in the fourth tranche of the Private Placement consisted of certain existing and new investors in the Company.

Each unit purchased in the fifth tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 500 shares of common stock at an exercise price equal to $0.3125 per share, with a term expiring on November 12, 2017.

The Private Placement was originally expected to raise $1.5 million and close on or before January 31, 2014.  On January 29, 2014, the Company’s Board of Directors voted to increase the subscription amount of the Private Placement by $718,750.  The Board of Directors also voted to extend the Private Placement until February 28, 2014. On February 28, 2014 the Company’s Board of Directors voted to increase the subscription amount once again to a total of $3.5 million and extended the closing to April 4, 2014. On April 13, 2014 the Company’s Board of Directors voted to increase the subscription amount by $1 million, to a total of $4.5 million, and extended the closing to May 31, 2014.  On July 7, 2014 the Company’s Board of Directors voted to extend the closing to August 15, 2014. Together with the initial tranche of $1,000,000 that closed on December 12, 2013, the second tranche of $1,218,750 that closed January 29, 2014, the third tranche of $630,360 that closed February 28, 2014, the fourth tranche of $220,000 that closed June 30, 2014, and the fifth tranche of $263,000 that closed November 12, 2014,the total consideration received by the Company in the Private Placement is $3,332,110, which is comprised of $2,511,404 in cash and $820,706 from the conversion of outstanding indebtedness and Board of Director fees.  The placement was closed after the November 12, 2014 round.

On September 22, 2014 the Company issued 64,000 shares of common stock for the conversion of 64 shares of Series K Preferred Convertible Stock.

In connection with the Series K Warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series K Warrants December 12, 2013	Series K Warrants January 29, 2014	Series K Warrants February 28 2014	Series K Warrants June 30, 2014	Series K Warrants November 12, 2014
Contractual life (in months)	36	36	36	36	36
Expected volatility	136.1	152.4	152.7	153.9	153.9
Risk-free interest rate	0.39%	0.39%	0.39%	0.90%	0.90%
Exercise price	$0.3125	$0.3125	$0.425	$0.375	$0.3125
Fair value per warrant	$0.20	$0.30	$0.37	$0.29	$0.23

The holders of Series K Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series K Warrants

The warrants issued in the Private Placement have an exercise price equal to $0.3125 per share, for the December 12, 2013 and January 29, 2014 warrants, $0.425 per share for the February 28, 2014 warrants, $0.375 per share for the June 30, 2014 warrants and $0.3125 per share for the November 12, 2014 warrants, with a term expiring three years from the issuance date.  The warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an affiliate of the Company.  The exercise price and/or number of shares issuable upon exercise of the warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrant agreement.

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

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our  common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of  common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2014, options to acquire 1,720,750 shares were outstanding under the Plan with 79,250 shares available for future grant under the Plan.

As of December 31, 2014, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan. No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of  common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2014 1,675,500 options have been granted under the 2013 Plan.

All of the outstanding options had an exercise price that was above the Company’s common stock share price on December 31, 2014.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average price		Average price		Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2013	1,605,750	$0.80	6,687,099	$0.81	8,292,849	7,989,331
Granted	363,500	0.41	8,346,228	0.37	8,709,728
Exercised	-	-	-	-	-
Expired	(10,000)	1.00	(21,000)	2.38	(31,000)
Forfeited	(187,542)	.85	-	-	(187,542)
Balance outstanding, December 31, 2013	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	1,675,500	0.30	8,903,000	0.38	10,578,500
Exercised	-	-	(4,208,658)	.25	(4,208,658)
Expired	(10,000)	1.00	(524,468)	.74	(534,468)
Forfeited	(30,985)	.71	-	-	(30,958)
Balance outstanding, December 31, 2014	3,406,250	$0.51	19,182,201	$0.49	22,588,451	20,858,111

The weighted average grant date fair value of options issued was $0.25 for the year ending December 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30-$0.39	1,675,500	9.7	$0.30	-	-	$-
0.40-0.49	311,000	8.4	0.40	311,000	8.4	0.40
0.50-0.59	251,250	7.6	0.50	251,250	7.6	0.50
0.60-0.69	467,500	5.0	0.60	433,283	4.8	0.60
0.70-1.25	701,000	2.2	1.00	680,377	2.1	1.00
$0.30-$1.25	3,406,250	5.1	$0.51	1,675,910	4.8	$0.72

There was $323,811 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted as of December 31, 2014. This cost is expected to be recognized over a period of 2.1 years, and will be adjusted for any future changes in estimated forfeitures.

  Common Stock Issuances

On February 1, 2013, we issued 100,000 shares of restricted common stock to an investor relations firm in payment of services to be rendered over eight months. We recorded $40,000 for this issuance of which will be amortized over the eight months. On March 18, 2013, we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over eight months. We recorded $80,000 for this issuance as expense. On August 1, 2013, we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over six months. We recorded $80,000 for this issuance and recognized $66,087 as expense in 2013 with $13,913 to be expensed in 2014. On September 1, 2013, we issued 200,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over three months. We recorded $80,000 for this issuance which was recorded as expense in 2013. On September 10, 2013, we issued 100,000 shares of restricted common stock to an investor relations firm for payment of services to be rendered over four months. We recorded $40,000 for this issuance and recognized expense of $36,721 in 2013 with $3,279 to be expensed in 2014.  On December 23, 2014 we issued 75,000 shares of restricted common stock to a lender in connection with the sale of debentures.  We recognized $17,250 as deferred financing costs that will be recognized over the life of the note. We valued the above stock issuances using the greater of the estimated fair value of the services received or the Company’s stock price on date of issuance.

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

In July 2014 we issued 1,517,466 shares of common stock to holders of Series J Convertible Preferred Stock for the conversion of 1,449 shares of preferred and $24,648 of accrued and unpaid dividends on the Series J Convertible Preferred Stock. On August 13. 2014 we issued 200,000 shares of common stock to an investor relations firm for services. The Company recorded $52,000 as expense related to these services.   On September 9, 2014 we issued 75,000 shares of commons stock to a lender as a fee for a $175,000 loan.  On September 18, 2014 we issued 75,000 shares of common stock to and investor relations firm as payment for services provided to the Company in 2014. The Company recorded $44,250 in expense related to this transaction.

On September 22, 2014 the Company issued 64,000 shares of common stock for the conversion of 64 shares of Series K Preferred Convertible Stock.  On December 22, 2014 the Company issued 1,035,000 shares of common stock for the conversion of 1,035 shares of Series K Preferred Convertible Stock.

In December we issued a total of 160,000 shares of common stock to a lender in exchange for $49,000 of outstanding loans and fees.  We also issued a total of 238,830 shares of common stock to four investor relations firms for services provided.

On December 23, 2014 we issued 3,612,000 shares of common stock for the exercise of warrants in a warrant reset agreement.  2,100,000 of these common stock shares were converted to Series H2 Convertible Preferred Stock.

Warrant Reset Agreement

On December 23, 2014, The Company closed a series of Warrant Reset Agreements (“Warrant Reset Agreements”) with 30 warrant holders (the “Warrant Holders”) in order to re-price their Common Stock Purchase Warrants (the “Warrants”). In consideration for the Warrant Holder exercising their outstanding Warrants by or before December 23, 2014, the Company agreed to reduce the exercise price to $0.25 per warrant share. In addition, for each warrant exercised (the “Exercised Warrant”), the Warrant Holder received a New Warrant (the “New Warrant”) to purchase that same number of Warrant Shares as exercised, at an exercise price of $0.40 per share. If the Exercised Warrant terminated on or before December 31, 2015, the date of termination of the New Warrant was December 31, 2015. If the date of termination of the Exercised Warrant was after December 31, 2015, the date of termination of the New Warrant was the same as that of the Exercised Warrant.

      As a result of the Warrant Reset Agreements, the Company received $903,000 from the exercise of warrants and incurred $40,481 in fees. The Company has issued New Warrants for 3,612,000 warrant shares, and has requested its transfer agent to issue 3,612,000 shares of restricted Common Stock (the “Exercised Warrant Shares”) to the investors. Neither the Exercised Warrant Shares nor the shares underlying the New Warrants will be registered for sale pursuant to a registration statement.

 The Company estimated the fair value of the New Warrants issued in the transaction using the Black-Scholes pricing model. $163,654 of the net proceeds was allocated to the New Warrants.

Warrant Derivative Liability

The Series D Warrants issued in connection with the registered direct offering of Series D Convertible Preferred are measured at fair value and liability-classified because the Series D Warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds $283,725 to the warrants issued in the Series D registered direct offering. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The down-round protection for the Series D Warrants survives for the life of the Series D Warrants which ends in May 2017. During the year ended December 31, 2014 a total of 596,658 warrants were exercised at an exercise price of $0.25 resulting in net proceeds to the Company of $149,165.

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share  common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2013	Warrants revalued at December 31, 2014
Expected life (in months)	60.0	34.0	22.0
Expected volatility	104.5%	154.8%	116.0%
Risk-free interest rate	0.875%	0.78%	0.58%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.21	$0.15

As of December 31, 2014, the value of the Series D Warrants had decreased to $159,875.

Conversion Option Liability

The Company signed seven convertible notes and has determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.  We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

The assumptions for the binomial pricing model are disclosed in Note 2. As of December 31, 2014, the value of the Conversion Option liability was $590,341.

(10)  Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

●	From February 2, 2015 thru March 30, 2015 the Company signed 11 notes for convertible debt totaling $1,121,250.

●	From January 15, 2015 thru March 19, 2015 the Company signed 3 merchant debt agreements for approximately $330,000 in net proceeds.

●	The Company repaid convertible notes along with prepayment penalties and accrued interest of $646,201.

●	January 21, 2015, we announced we had received over $1.16 million during the previous two months from equity investments and that we planned to expand marketing, sales and operations capabilities.

●	February 10, 2015 we announced we had received to first order for our Barozyme HT48 High Throughput System

●	February 19, 2015 we announced we had been awarded a $1,000,000 NIH SBIR Phase II Grant to support the development of a high-throughput, automated, high pressure based DNA Shearing System

●	March 12, 2015 we announced the release of PCT-HD "The Next Generation Protein Preparation System"

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

        Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 1992.

Based on this assessment, management believes that, as of December 31, 2014, the Company did not maintain effective internal control over financial reporting because of the effect of a material weakness in our internal control over financial reporting discussed below.

       Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2014, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Our plan to remediate those material weaknesses is as follows:

●
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to mitigate the segregation of duties issues by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.

●	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2014.

Name	Age	Position	Board Committees	Term of office
Richard T. Schumacher	64	President, Chief Executive Officer, Treasurer, Clerk and Director		2017
Jeffrey N. Peterson	59	Chairman of the Board	Audit, Compensation, Nominating	2015
Dr. Mickey Urdea	63	Director		2015
Vito J. Mangiardi	66	Director	Audit, Compensation, Nominating	2016
Kevin A. Pollack	44	Director	Audit, Compensation, Nominating	2016

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2014 were made on a timely basis, except one outside investor.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2014 and 2013 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2014; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2014.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2014	$294,250	$-	$-	$71,910	$-	$70,880	$437,040
President, CEO	2013	294,250	-	-	26,497	-	11,524	332,271

Edmund Ting, Ph.D	2014	197,600	-	-	47,940	-	1,670	247,210
Senior Vice President of Engineering	2013	197,600	-	-	19,078	-	1,670	218,348

Alexander Lazarev, Ph.D	2014	165,600	-	-	35,955	-	7,910	209,465
Vice President of Research and Development	2013	165,600	-	-	15,898	-	7,655	189,153

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2014 or 2013.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2014, for the relevant assumptions used to determine the valuation of stock option grants.

(3) “All Other Compensation” includes our Company match to the executives’ 401(k) contribution and premiums paid on life insurance for the executives.  Both of these benefits are available to all of our employees. In the case of Mr. Schumacher, “All Other Compensation” also includes $16,758 in premiums we paid for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary and $50,927 in payments for earned but unused paid time off.  “All Other Compensation” for Dr. Lazarev includes $6,000 paid to Dr. Lazarev in lieu of his participation in the medical benefit plan offered by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date

Richard T. Schumacher	75,000	-		$1.00	6/17/2015
President, CEO	30,000	-		$1.00	3/30/2016
	70,000	-		$1.00	2/12/2017
	75,000	-		$0.60	3/12/2019
	12,188	2,812		$1.00	9/09/2021
	20,625	9,375		$0.60	3/13/2022
	75,000	-		$0.40	5/14/2023
	-	300,000	(2)	$0.30	9/24/2024

Edmund Y. Ting, Ph.D	60,000	-		$1.00	4/24/2016
Senior Vice President of Engineering	12,000	-		$1.00	3/30/2016
	42,000	-		$1.00	2/12/2017
	12,188	2,812		$1.00	9/09/2021
	12,031	5,469		$0.60	3/13/2022
	54,000	-		$0.40	5/14/2023
	-	200,000	(2)	$0.30	9/24/2024

Alexander V. Lazarev, Ph.D	50,000	-		$1.00	6/17/2015
Vice President of Research & Development	10,000	-		$1.00	3/30/2016
	35,000	-		$0.60	2/12/2017
	12,188	2,812		$1.00	9/09/2021
	10,313	4,687		$0.60	3/13/2022
	45,000	-		$0.40	5/14/2023
	-	150,000	(2)	$0.30	9/24/2024

(1)
All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2005 Equity Incentive Plan and 2013 Equity Incentive Plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our Company.

(2)
Options to purchase shares of common stock were granted on September 24, 2014 to each of the Named Executive Officers, of which 1/6th of the stock options will vest six months from the date of grant while the remainder will vest monthly over the remaining three year vesting period.

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

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2014.

Name	Fees Paid in Cash (1)	Fees Paid in Stock (1)	Option Awards (2)(3)	Total
Jeffrey N. Peterson (a,b)	$34,125	$17,250	$46,622	$97,997
Vito J. Mangiardi (b)	5,000	22,500	23,970	51,470
Kevin A. Pollack (b)	5,000	22,500	23,970	51,470
Dr. Mickey Urdea (a)	5,000	22,500	23,970	51,470

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 (the quarterly stipend was increased from $7,500 beginning July 2014) for attending meetings of the full board of directors (whether telephonic or in-person) and attending committee meetings in 2014.  Mr. Peterson currently earns $15,000 per quarter as chairman of the board of directors and Dr. Urdea receives $2,500 per quarter for serving on the scientific advisory committee.  We issued an aggregate of 339 shares of the Company’s Series K Convertible Preferred Stock in January 2014 to current board members for payment of current and future board fees. Amounts shown under the heading “Fees Paid in Stock” reflect compensation received by the directors based on grant date fair value of the stock issued to the directors.  There is no limit to the number of board of directors or committee meetings that may be called.

(2) Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2014, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2014 that have been issued as director compensation.

Name	Aggregate Number of Stock Options Outstanding
Jeffrey N. Peterson	283,250
Michael S. Urdea	137,500
Vito J. Mangiardi	150,000
Kevin A. Pollack	150,000

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2014. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of January 31, 2015 concerning the beneficial ownership of  common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our  common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 18,739,913 shares of our common stock issued and outstanding as of January 31, 2015. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 31, 2015, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Class

Richard T. Schumacher (1)	1,753,964	8.9%
Jeffrey N. Peterson, MS (2)	643,976	3.3%
Kevin A. Pollack, Esq. MBA (3)	699,500	3.6%
Vito J. Mangiardi, MBA (4)	526,000	2.7%
Michael S. Urdea, Ph D (5)	548,500	2.9%
Edmund Y. Ting, Ph.D (6)	263,098	1.4%
Alexander V. Lazarev, Ph.D (7)	205,791	1.1%
Nathan Lawrence, PhD (8)	228,218	1.2%
Richard Thomley (9)	156,670	0.8%
All Executive Officers and Directors as a Group (nine persons)	5,025,717	22.0%

1)
Includes (i) 410,635 shares of common stock issuable upon exercise of options; (ii) 438,675 shares of common stock issuable upon the exercise of warrants.  Amount does not include 20,162 shares of common stock held by Mr. Schumacher’s minor son as his wife exercises all voting and investment control over such shares.

2)	Includes (i) 161,000 shares of common stock issuable upon exercise of options, and (ii) 217,000 shares of common stock issuable upon exercise of warrants.

3)	Includes (i) 100,000 shares of common stock issuable upon exercise of options, and (ii) 251,000 shares of common stock issuable upon the exercise of warrants

4)	Includes (i) 100,000 shares of common stock issuable upon exercise of options, and (ii) 193,000 shares of common stock issuable upon the exercise of warrants.

5)	Includes (i) 87,500 shares of common stock issuable upon exercise of options, and (ii) 177,000 shares of common stock issuable upon the exercise of warrants.

6)	Includes (i) 227,590 shares of common stock issuable upon exercise of options, and (ii) 11,360 shares of common stock issuable upon the exercise of warrants.

7)	Includes (i) 189,380 shares of common stock issuable upon exercise of options, and (ii) 4,350 shares of common stock issuable upon the exercise of warrants.

8)
Includes (i) 199,380 shares of common stock issuable upon exercise of options, (ii) 8,220 shares of common stock issuable upon the exercise of warrants. Mr. Lawrence is Vice President of Sales and Marketing.

9)	Includes (i) 16,670 shares of common stock issuable upon exercise of options, (ii) 110,000 shares of common stock issuable upon the exercise of warrants. Mr. Thomley is Chief Financial Officer.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2014 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,406,250	$0.51	1,403,750
________________________
(1) Includes the following plans: 1999 Non-Qualified Stock Option Plan, 2005 Equity Incentive Plan and 2013 Equity Incentive Plan.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by Marcum LLP, the Company’s current independent registered public accounting firm, for the fiscal year ended December 31, 2014 and 2013:

	Fiscal 2014 Fees	Fiscal 2013 Fees
Audit Fees	$120,000	$120,000
Audit-Related Fees	56,799	23,661
Tax and Other Fees	-	-
	$176,799	$143,661

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

PART IV Item 15 Exhibits and Financial Statement Schedules.
Exhibit No.		Reference
3.1	Restated Articles of Organization of the Company	A-3.1	**
3.2	Articles of Amendment to Restated Articles of Organization of the Company	B-3.1	**
3.3	Articles of Amendment to Restated Articles of Organization of the Company, as amended	O-3.1	**
3.4	Articles of Amendment to Restated Articles of Organization of the Company, as amended	L-3.1	**
3.5	Articles of Amendment to Restated Articles of Organization of the Company, as amended	P-3.1	**
3.6	Articles of Amendment to Restated Articles of Organization of the Company, as amended	U-3.1	**
3.7	Amended and Restated By-Laws of the Company	A-3.2	**
3.8	Amendment to Amended and Restated By-Laws of the Company	C-3.3	**
3.9	Articles of Amendment to Restated Articles of Organization of the Company, as amended	W-3.1
3.10	Articles of Amendment to Restated Articles of Organization of the Company, as amended	X-3.1
3.11	Articles of Amendment to Restated Articles of Organization of the Company, as amended	Z-3.1
4.1	Specimen Certificate for Shares of the Company’s common stock	D-4.1	**
4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7)	A-3.1 & 3.2, B-31, O-31, L-31, P-31 and U.31**
4.3	Rights Agreement dated as of February 27, 2003 between the Company and Computershare Trust Company, Inc.	E-4	**
4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between the Company and Computershare Trust Company, Inc.	F-4	**
4.5	Amendment No. 2 to Rights Agreement dated November 8, 2011 between the Company and Computershare Trust N.A.	U-4.2	**
4.6	Securities Purchase Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.9	**
4.7	Registration Rights Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.10	**
4.8	Securities Purchase Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.1	**
4.9	Form of 15-Month Preferred Stock Warrant	L-4.3	**
4.10	Form of 30-Month common stock Purchase Warrant	L-4.4	**
4.11	Amendment No. 1 to 30-Month common stock Purchase Warrant	Q-4.2	**
4.12	Amendment No. 2 to 30-Month common stock Purchase Warrant	S-4.1	**
4.13	Registration Rights Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.5	**
4.14	Securities Purchase Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.1	**
4.15	Registration Rights Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.3	**
4.16	Series B Preferred Stock Warrant	O-4.2	**

Exhibit No.		Reference
4.17	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Warrant	Q-4.1	**
4.18	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Warrant	S-4.2	**
4.19	Securities Purchase Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	P-4.1	**
4.20	Registration Rights Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	P-4.3	**
4.21	Amendment No. 1 to Securities Purchase Agreement dated June 21, 2011, amending Securities Purchase Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	R-4.1	**
4.22	Form of common stock Purchase Warrant	P-4.2	**
4.23	Form of Warrant Issued to Lenders	T-4.1	**
4.24	Form of Promissory Note Issued to Lenders	T-4.2	**
4.25	Form of common stock Purchase Warrant	U-4.1	**
4.26	Form of Warrant	V-4.1	**
4.27	Securities Purchase and Exchange Agreement, dated December 28, 2012	W-4.2
4.28	Securities Purchase and Exchange Agreement, dated December 28, 2012	X-4.1
4.29	Form of Warrant	X-4.2
4.30	Registration Rights Agreement, dated February 6, 2013 between the Company and Purchasers named therein	X-4.3
4.31	10% Convertible Debenture, issued on June 7, 2013 for a Purchase price of $250.00	Y-4.1
4.32	Securities Purchase and Exchange Agreement, dated December 12, 2013	Z-4.1
4.33	Form of Warrant, initial exercise date December 12, 2013	Z-4.2
4.34	Registration Rights Agreement, dated December 12, 2013	Z-4.3
10.1	1999 Non-Qualified Stock Option Plan*	H	**
10.2	1999 Employee Stock Purchase Plan*	H	**
10.3	2005 Equity Incentive Plan.*	I-99.1	**
10.4	Amendment No. 1 to 2005 Equity Incentive Plan*	M-10.1	**
10.5	Description of Compensation for Certain Directors*	N-10.7	**
10.6	Severance Agreement between the registrant and Richard T. Schumacher*	N-10.6	**
10.7	Form of Severance Agreement including list of officers to whom provided*	N-10.7	**
10.8	Consent Agreement, dated May 29, 2007, by and among the registrant, PBI Source Scientific, Inc., Source Scientific, LLC, BIT Analytical Instruments, Inc., Richard W. Henson and Bruce A. Sargeant.	J-10.1	**
10.9	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F-1	**
10.10	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.11	**
10.11	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.12	**
10.12	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.13	**
10.13	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	K-10.1	**
10.14	Placement Agency Agreement between the Placement agent and the Company, dated November 8, 2011	U-10.1	**
10.15	Form of Securities Purchase Agreement	U-10.2	**
10.16	Form of Escrow Agreement, as amended	U-10.3	**
10.17	Form of Securities Purchase Agreement	V-3.1	**
10.18	Securities Purchase Agreement, dated June 7, 2013	Y-10.1
23.1	Consent of Independent Registered Public Accounting Firm (Marcum LLP)	Filed herewith
31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	Interactive Data File	Filed herewith
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

Pressure BioSciences, Inc.

Date: March 31, 2015	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date
/s/ Richard T. Schumacher Richard T. Schumacher	President, Chief Executive Officer, Treasurer, Clerk and Director (Principal Executive Officer)	March 31, 2015
/s/ Richard P. Thomley Richard P. Thomley	Chief Financial Officer (Principal Financial Officer)	March 31, 2015
/s/ Jeffrey N. Peterson Jeffrey N. Peterson	Chairman of the Board of Directors	March 31, 2015
/s/ Mickey Urdea Michael S.Urdea, Ph.D.	Director	March 31, 2015
/s/ Vito Mangiardi Vito J. Mangiardi	Director	March 31, 2015
/s/ Kevin Pollack Kevin A. Pollack	Director	March 31, 2015