Form 10-Q
period 2015-03-31
PRESSURE BIOSCIENCES INC
filed 2015-05-15
CIK 830656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number  0-21615

PRESSURE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2652826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Norfolk Avenue South Easton, Massachusetts	02375
Address of principal executive offices)	(Zip Code)

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
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 12, 2015 was 19,725,654

PART I -   FINANCIAL INFORMATION
Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2015	2014
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$220,310	$473,948
Accounts receivable	323,413	272,022
Inventories, net of $50,000 reserve at March 31, 2015 and December 31, 2014	798,995	850,552
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	127,040	104,204
Total current assets	1,477,139	1,708,107
Property and equipment, net	29,106	36,025
TOTAL ASSETS	$1,506,245	$1,744,132

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$920,111	$1,035,781
Accrued employee compensation	157,331	157,347
Accrued professional fees and other	809,332	719,432
Deferred revenue	54,274	27,117
Convertible debt, net of debt discount of $915,052 and $328,681, respectively	906,902	1,004,513
Other debt	327,262	80,480
Warrant derivative liability	210,906	159,875
Conversion option liability	1,342,885	590,341
Total current liabilities	4,729,003	3,774,886
LONG TERM LIABILITIES
Deferred revenue	-	28,977
TOTAL LIABILITIES	4,729,003	3,803,863
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2015 and December 31, 2014 (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 shares issued and outstanding on March 31, 2015 and December 31, 2014	866	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2015 and December 31, 2014	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued
and outstanding on March 31, 2015 and December 31, 2014	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,546 shares issued and outstanding on March 31, 2015 and December 31, 2014	36	36
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,416 shares issued
and outstanding on March 31, 2015 and December 31, 2014	114	114
Common stock, $.01 par value; 65,000,000 shares authorized; 19,214,131 and 18,673,390 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	192,141	186,734
Warrants to acquire common stock	5,300,310	5,253,566
Additional paid-in capital	25,466,508	24,617,564
Accumulated deficit	(34,182,836)	(32,118,714)
Total stockholders' deficit	(3,222,758)	(2,059,731)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,506,245	$1,744,132

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue:
Products, services, other	$359,364	$404,147
Grant revenue	80,770	-
Total revenue	440,134	404,147

Costs and expenses:
Cost of products and services	190,783	177,606
Research and development	231,923	231,088
Selling and marketing	166,223	171,340
General and administrative	726,024	606,479
Total operating costs and expenses	1,314,953	1,186,513

Operating loss	(874,819)	(782,366)

Other (expense) income:
Interest expense	(605,585)	(244,612)
Other expense	(345,241)	-
Change in fair value of derivative liabilities	(221,810)	(732,677)
Total other expense	(1,172,636)	(977,289)

Net loss	(2,047,455)	(1,759,655)
Accrued dividends on convertible preferred stock	(16,668)	(44,987)
Deemed dividends on convertible preferred stock	-	(1,280,066)
Net loss applicable to common shareholders	$(2,064,123)	$(3,084,708)

Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.25)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	18,840,390	12,122,045

The accompanying notes are an integral part of these condensed consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,047,455)	$(1,759,655)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,919	19,642
Accretion of interest and amortization of debt issue costs	425,226	210,129
Conversion option value in excess of debt	308,328	-
Stock-based compensation expense	54,890	18,896
Amortization of third party fees paid in common stock	46,744	17,192
Change in fair value of derivative liabilities	221,810	732,677

Changes in operating assets and liabilities:
Accounts receivable	(51,391)	(30,727)
Inventories	51,557	(50,076)
Accounts payable	(115,670)	(89,987)
Accrued employee compensation	(16)	(17,982)
Deferred revenue and other accrued expenses	71,412	(95,377)
Prepaid expenses and other current assets	(22,836)	(58,647)
Net cash used in operating activities	(1,050,482)	(1,103,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(5,097)
Net cash used in investing activities	-	(5,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	6,300	-
Payment of related party debt	(12,300)	(19,933)
Net proceeds from convertible debt	1,054,750	270,000
Payments on convertible debt	(500,500)	(203,100)
Net proceeds from non-convertible debt	396,127	-
Payments on non-convertible debt	(147,534)	(109,695)
Net proceeds from the issuance of common stock	-	112,500
Net proceeds from the issuance of convertible preferred stock	-	1,456,360
Net cash provided by financing activities	796,844	1,506,132

Change in cash and cash equivalents	(253,638)	397,120
Cash and cash equivalents, beginning of period	473,948	31,417
Cash and cash equivalents, end of period	$220,310	$428,537

SUPPLEMENTAL INFORMATION:
Interest paid in cash	$203,311	$20,258
NON CASH FINANCING ACTIVITY:
Convertible debt exchanged for convertible preferred stock	-	270,000
Accrued dividends on preferred stock	16,668	44,987
Issuance of convertible preferred stock for interest	-	30,000
Issuance of convertible preferred stock for board of director and other fees	-	92,750
Deemed dividend on convertible preferred stock	-	1,280,066
Convertible debt exchanged for common stock	138,000	37,500
Reclassification of conversion option liabilities into equity	661,464	199,507
Reclassification of warrant liability into equity	-	255,137

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, completed debt financing subsequent to March 31, 2015. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing.  During the quarter ended March 31, 2015 we received $1,450,877 net, in additional convertible and non-convertible debt.  Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

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

In accordance with FASB ASC 840, Leases, we account for our lease agreements under the operating method.  We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six month estimated useful life of the Barocycler instrument.  The depreciation expense associated with assets under lease agreement is included in the “Cost of  products and services” line item in our condensed consolidated statements of operations.  Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made.  We pay all maintenance costs associated with the instrument during the term of the leases.

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

Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price).  The cost of Barocycler instruments consists of the cost charged by the contract manufacturer.  The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead.  The composition of inventory as of March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
Raw materials	$306,105	$304,928
Finished goods	542,890	595,624
Inventory reserve	(50,000)	(50,000)
Total	$798,995	$850,552

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property.  Intangible assets including patents were amortized on a straight-line basis over sixteen years and became fully amortized at December 31, 2014.  The Company’s intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  When impairment is indicated, any excess of carrying value over fair value is recorded as a loss.

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

Accounts Receivable and Allowance for Doubtful Accounts

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. Judgments are used in determining the allowance for doubtful accounts and are based on a combination of factors. Such factors include historical collection experience, credit policy and specific customer collection issues. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us (e.g., due to a bankruptcy filing), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. We perform ongoing credit evaluations of our customers and continuously monitor collections and payments from our customers. As of March 31, 2015 and December 31, 2014, there was no allowance for bad debts.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2015 and 2014.

	For the Three Months Ended
	March 31,
	2015	2014
Top Five Customers	64%	65%
Federal Agencies	26%	1%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Top Five Customers	70%	86%
Federal Agencies	19%	9%

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss	$(2,047,455)	$(1,759,655)
Accrued dividend for Preferred Stock	(16,668)	(44,987)
Deemed dividend on Series K Convertible Preferred Stock	-	(1,280,066)
Net loss applicable to common shareholders	$(2,064,123)	$(3,084,708)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	18,840,390	12,122,045

Loss per common share - basic and diluted	$(0.11)	$(0.25)

The following table presents securities that could potentially dilute basic loss per share in the future.  For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss.  The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock are presented below as if they were converted into common shares according to their respective conversion terms.

	For the Three Months Ended
	March 31,
	2015	2014
Stock options	3,406,250	1,730,750
Convertible debt	8,555,938	932,500
Common stock warrants	19,182,201	18,222,827
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	1,453,200
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series H2 Convertible Preferred Stock	2,100,000	-
Series J Convertible Preferred Stock	3,546,000	5,087,500
Series K Convertible Preferred Stock	11,416,000	10,729,000
	50,822,089	39,905,777

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

Conversion Option Liability

The Company has signed a number of convertible notes and has determined that conversion options are embedded in the notes and require bifurcation of the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first.  The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The Company has adopted a sequencing policy that reclassifies contracts (from equity to liabilities) with the most recent inception date first.  Thus any available shares are allocated first to contracts with the most recent inception dates.

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

Determining Fair Value of Stock Option Grants

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period, which is over four years for options granted in 2014 and 2015.

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

The Company recognized stock-based compensation expense of $54,890 and $18,896 for the three months ended March 31, 2015 and 2014, respectively.  The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2015	2014
Research and development	$11,343	$7,553
Selling and marketing	6,975	5,991
General and administrative	36,572	5,352
Total stock-based compensation expense	$54,890	$18,896

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015.

		Fair value measurements at March 31, 2015 using:
	March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$210,906	-	-	$210,906

	January 1, 2015	Change in Fair Value	Reclassified to Equity	March 31, 2015
Series D Preferred Stock Purchase Warrants	$159,875	$51,031	-	$210,906

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2014	Warrants revalued at March 31, 2015
Expected life (in months)	60.0	22.0	19.0
Expected volatility	104.5%	116.0%	124.4%
Risk-free interest rate	0.875%	0.58%	0.31%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.15	$0.20

    The following tables represent the conversion option liabilities at March 31, 2015 and changes during the quarter ended March 31, 2015.

		Fair value measurements at March 31, 2015 using:
	March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 26, 2014 note, conversion option	$119,355			$119,355
November 10, 2014 note, conversion option	107,026			107,026
November 17, 2014 note, conversion option	113,684			113,684
February 2, 2015 note, conversion option	83,672			83,672
February 2, 2015 note, conversion option	100,406			100,406
February 25, 2015 note, conversion option	149,653			149,653
March 4, 2015 note, conversion option	46,080			46,080
March 9, 2015 note, conversion option	70,447			70,447
March 17, 2015 note, conversion option	176,147			176,147
March 17, 2015 note, conversion option	38,448	-	-	38,448
March 20, 2015 note, conversion option	17,789	-	-	17,789
March 26, 2015 note conversion option	138,585	-	-	138,585
March 27, 2015 note, conversion option	46,538	-	-	46,538
March 27, 2015 note, conversion option	135,055	-	-	135,055
Embedded conversion options	$1,342,885	-	-	$1,342,885

	Jan. 1, 2015	Issuance fair value	Change in fair value	Reclassification into equity	March 31, 2015
July 7, 2014 note, conversion option	53,673	-	15,026	(68,699)	-
July 7, 2014 note, conversion option	70,604	-	25,574	(96,178)	-
August 28, 2014 note conversion option	25,146	-	63,383	(88,529)	-
September 3 2014 note, conversion option	95,938	-	125,823	(221,761)	-
September 10, 2014 note, conversion option	99,124	-	87,173	(186,297)	-
September 26, 2014 note, conversion option	92,699	-	26,656	-	119,355
November 10, 2014 note, conversion option	74,343	-	32,683	-	107,026
November 17, 2014 note, conversion option	78,814	-	34,870	-	113,684
February 2, 2015 note, conversion option	-	62,219	21,453	-	83,672
February 2, 2015 note, conversion option	-	74,663	25,743	-	100,406
February 25, 2015 note, conversion option	-	312,718	(163,065)	-	149,653
March 4, 2015 note, conversion option	-	53,213	(7,133)	-	46,080
March 9, 2015 note, conversion option	-	61,597	8,850	-	70,447
March 17, 2015 note, conversion option	-	212,918	(36,771)	-	176,147
March 17, 2015 note, conversion option	-	64,382	(25,934)	-	38,448
March 20, 2015 note, conversion option	-	25,077	(7,288)	-	17,789
March 26, 2015 note conversion option	-	164,581	(25,996)	-	138,585
March 27, 2015 note, conversion option	-	57,502	(10,964)	-	46,538
March 27, 2015 note conversion option	-	154,359	(19,304)	-	135,055
Embedded conversion options	$590,341	$1,243,229	$170,779	$(661,464)	$1,342,885

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	July 7, 2014	Conversion options revalued at Jan. 9, 2015
Expected life (in months)	12	6
Expected volatility	117.9%	114.9%
Risk-free interest rate	0.12%	0.12%
Exercise price	$0.21	$0.14
Fair value per conversion option	$0.18	$0.12

Assumptions	July 7, 2014	Conversion options revalued at Jan. 9, 2015
Expected life (in months)	12	6
Expected volatility	117.9%	114.9%
Risk-free interest rate	0.12%	0.12%
Exercise price	$0.21	$0.14
Fair value per conversion option	$0.18	$0.12

Assumptions	August 28, 2014	Conversion options revalued at Feb. 26, 2015
Expected life (in months)	6	-
Expected volatility	104.4%	0.8%
Risk-free interest rate	0.05%	0.01%
Exercise price	$0.14	$0.10
Fair value per conversion option	$0.15	$0.26

Assumptions	Sept. 3, 2014	Conversion options revalued at March 2, 2015
Expected life (in months)	36	-
Expected volatility	153.8%	437.5%
Risk-free interest rate	0.99%	0.01%
Exercise price	$0.35	$0.12
Fair value per conversion option	$0.24	$0.16

Assumptions	Sept. 10, 2014	Conversion options revalued at March 11, 2015
Expected life (in months)	12	2
Expected volatility	117.6%	142.2%
Risk-free interest rate	0.12%	0.18%
Exercise price	$0.13	$0.10
Fair value per conversion option	$0.17	$0.18

Assumptions	Sept. 26, 2014	Conversion options revalued at March 31, 2015
Expected life (in months)	12	6
Expected volatility	116.6%	144.6%
Risk-free interest rate	0.11%	0.17%
Exercise price	$0.16	$0.17
Fair value per conversion option	$0.19	$0.18

Assumptions	Nov. 10, 2014	Conversion options revalued at March 31, 2015
Expected life (in months)	10	5
Expected volatility	104.2%	148.4%
Risk-free interest rate	0.10%	0.18%
Exercise price	$0.13	$0.14
Fair value per conversion option	$0.23	$0.20

Assumptions	Nov. 17, 2014	Conversion options revalued at March 31, 2015
Expected life (in months)	12	7
Expected volatility	117.9%	132.4%
Risk-free interest rate	0.12%	0.15%
Exercise price	$0.17	$0.17
Fair value per conversion option	$0.20	$0.18

Assumptions	Feb. 2, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	4
Expected volatility	111.7%	146.0%
Risk-free interest rate	0.07%	0.07%
Exercise price	$0.14	$0.20
Fair value per conversion option	$0.09	$0.14

Assumptions	Feb. 2, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	4
Expected volatility	111.7%	146.0%
Risk-free interest rate	0.07%	0.07%
Exercise price	$0.14	$0.19
Fair value per conversion option	$0.09	$0.16

Assumptions	Feb. 25, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	5
Expected volatility	132.1%	149.4%
Risk-free interest rate	0.08%	0.08%
Exercise price	$0.10	$0.14
Fair value per conversion option	$0.28	$0.19

Assumptions	March 4, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	5
Expected volatility	138.9%	150.5%
Risk-free interest rate	0.08%	0.08%
Exercise price	$0.17	$0.19
Fair value per conversion option	$0.17	$0.16

Assumptions	March 9, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	5
Expected volatility	139.2%	149.8%
Risk-free interest rate	0.08%	0.08%
Exercise price	$0.20	$0.21
Fair value per conversion option	$0.13	$0.15

Assumptions	March 17, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	6
Expected volatility	143.3%	149.3%
Risk-free interest rate	0.08%	0.08%
Exercise price	$0.21	$0.21
Fair value per conversion option	$0.19	$0.16

Assumptions	March 17, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	6
Expected volatility	143.3%	149.3%
Risk-free interest rate	0.08%	0.08%
Exercise price	$0.17	$0.20
Fair value per conversion option	$0.22	$0.16

Assumptions	March 20, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	6
Expected volatility	140.9%	147.2%
Risk-free interest rate	0.08%	0.08%
Exercise price	$0.20	$0.21
Fair value per conversion option	$0.20	$0.15

Assumptions	March 26, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	6
Expected volatility	143.2%	144.9%
Risk-free interest rate	0.07%	0.07%
Exercise price	$0.18	$0.18
Fair value per conversion option	$0.20	$0.17

Assumptions	March 27, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	6
Expected volatility	142.6%	144.3%
Risk-free interest rate	0.06%	0.06%
Exercise price	$0.18	$0.19
Fair value per conversion option	$0.20	$0.17

Assumptions	March 27, 2015	Conversion options revalued at March 31, 2015
Expected life (in months)	6	6
Expected volatility	142.6%	144.9%
Risk-free interest rate	0.06%	0.06%
Exercise price	$0.14	$0.14
Fair value per conversion option	$0.22	$0.19

Advertising

Advertising costs are expensed as incurred.  We did not incur significant advertising expenses during the three months ended March 31, 2015 or in the same period of the prior year.

4)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375.  In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space.  We extended the lease term until December 31, 2015 with a monthly payment of $4,800.

In September 2014 and we moved the lab to approximately 855 square feet of lab space in Medford, MA with a monthly payment of $3,094. The lease term runs until December 31, 2017.

Rental costs are expensed as incurred.  During the three months ended March 31, 2015 and 2014 we incurred $22,722 and $30,900 in rent expense, respectively for the use of our corporate office and research and development facilities.

Government Grants

We received a $1 million NIH SBLR Phase II Grant. Under the grant the NIH has committed to pay the company to develop a high-throughout, high pressure based DNA Shearing System for Next Generation Sequencing applications. See Note 3, Revenue Recognition.

Convertible Debt

  On February 2, 2015, we signed a convertible debenture in the amount of $100,000.  The lender paid an initial payment of $95,000 net of fees of $5,000.  An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest closing prics of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance.  The Company is required to reserve at least 3,000,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $83,672 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 2, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $62,219 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $67,219 which will be amortized to interest expense over the expected six month life of the debt.

On February 2, 2015, we signed a convertible debenture in the amount of $120,000.  The lender paid an initial payment of $115,000 net of fees of $5,000.  An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest closing prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance.  The Company is required to reserve at least 2,886,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $100,406 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 2, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $74,663 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $120,000 is offset by a debt discount of $79,663 which will be amortized to interest expense over the expected six month life of the debt.

On February 25, 2015, we signed a convertible debenture in the amount of $112,500. The Company received $108,500 net of $4,000 in fees.   An interest charge of 8% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 55% of the average of the three lowest closing prices of the Company’s shares during the 30 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance.  The Company is required to reserve at least six times the number of shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $149,653 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 25, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $312,847 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $112,500 is offset by a debt discount of $112,500 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $204,347 in excess of the principal of $112,500 is charged to other expense on the condensed consolidated statement of operations.

On March 4, 2015, we signed a convertible debenture in the amount of $52,500. The Company received $50,000 net of $2,500 in fees.   An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest closing prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance.  The Company is required to reserve at least 873,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $46,080 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 4, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $53,213 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $52,500 is offset by a debt discount of $52,500 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $3,213 in excess of the principal of $52,500 is charged to other expense on the condensed consolidated statement of operations.

On March 9, 2015, we signed a convertible debenture in the amount of $100,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the volume weighted average price (“VWAP”) of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance.  The Company is required to reserve at least three times the number of shares of common stock for full conversion of this debenture.  The maturity date is six months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $70,447 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 9, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $61,597 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $61,597 which will be amortized to interest expense over the expected six month life of the debt.

On March 17, 2015, we signed a convertible debenture in the amount of $236,250.  The company received $211,800  net of $24,450 in fees including $9,450 of restricted stock.  An interest charge of 2% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the volume weighted average price (“VWAP”) of the Company’s shares during the 3 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 35% of the principal balance.  The Company is required to reserve at least 3,000,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $176,147 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 17, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $212,918 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $236,250 is offset by a debt discount of $236,250 which will be amortized to interest expense over the expected six month life of the debt.

On March 17, 2015, we signed a convertible debenture in the amount of $50,000.  An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest volume weighted average price (“VWAP”) of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance.  The Company is required to reserve at least 1,000,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $38,448 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 17, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $64,382 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $50,000 is offset by a debt discount of $50,000 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $14,382 in excess of the principal of $50,000 is charged to other expense on the condensed consolidated statement of operations.

On March 20, 2015, we signed a convertible debenture in the amount of $25,000.  An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the volume weighted average price (“VWAP”) of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance.  The Company is required to reserve at least three times the number of shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $17,789 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 20, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $25,077 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $25,000 is offset by a debt discount of $25,000 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $77 in excess of the principal of $25,000 is charged to other expense on the condensed consolidated statement of operations.

On March 26, 2015, we signed a convertible debenture in the amount of $150,000. The Company received $148,000 net of $2,000 in fees.  An interest charge of 6% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 37.5% of the principal balance.  The Company is required to reserve at least 3,336,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $138,505 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 26, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $164,501 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $150,000 is offset by a debt discount of $150,000 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $16,501 in excess of the principal of $150,000 is charged to other expense on the condensed consolidated statement of operations.

On March 27, 2015, we signed a convertible debenture in the amount of $52,500. The Company received $50,000 net of $2,500 in fees.  An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance.  The Company is required to reserve at least 873,000 shares of common stock for full conversion of this debenture.  The maturity date is six months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $46,538 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 27, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $57,502 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $52,500 is offset by a debt discount of $52,500 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $7,502 in excess of the principal of $52,500 is charged to other expense on the condensed consolidated statement of operations.

On March 27, 2015, we signed a convertible debenture in the amount of $100,000. The Company received $92,000 net of $8,000 in fees.  An interest charge of 8% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance.  The Company is required to reserve at least 5,000,000 shares of common stock for full conversion of this debenture.  The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability.  The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $135,055 at March 31, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 27, 2015 were allocated between the host debt instrument and the convertible option based on the residual method.  The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $154,359 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the expected six month life of the debt. The residual amount of debt discount of $62,359 in excess of the principal of $100,000 is charged to other expense on the condensed consolidated statement of operations.

Other Notes

On January 15, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $150,000 in exchange for rights to all customer receipts until the lender is paid $187,500, to be collected at the rate of $744 per business day. The payments are secured by essentially all tangible assets of the Company.  $67,925 of the proceeds were used to pay off the outstanding balance of a previous loan from this lender.  The Company paid $1,875 in fees in connection with this loan. The outstanding balance was recorded as other debt on the balance sheet.

On January 29, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $200,000 in exchange for rights to all customer receipts until the lender is paid $278,000, to be collected at the rate of $1,985 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid $999 in fees in connection with this loan. The outstanding balance is recorded as other debt on the balance sheet.

On March 17, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $50,000 in exchange for rights to all customer receipts until the lender is paid $67,450, to be collected at the rate of $559 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid $999 in fees in connection with this loan. The outstanding balance is recorded as other debt on the balance sheet.

During the quarter ended March 31, 2015 the Company paid off five convertible notes. The fair value of conversion options embedded in these notes was measured on the date they were paid off and any remaining value was reclassified as equity. In aggregate we reclassified a total of $661,464 of conversion option liabilities to equity in the quarter.

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

As of March 31, 2015, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2014 for the pertinent terms and disclosures of preferred stock.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan.  Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate.  As of March 31, 2015, options to acquire 1,720,750 shares were outstanding under the Plan with 79,250 shares available for future grant under the Plan.

As of March 31, 2015, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan.  No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of  common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2015 1,675,500 options have been granted under the 2013 Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2014	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	1,675,500	0.30	8,903,000	0.38	10,578,500
Exercised	-	-	(4,208,658)	0.25	(4,208,658)
Expired	(10,000)	1.00	(524,468)	0.74	(534,468)
Forfeited	(30,958)	0.71	-	-	(30,958
Balance outstanding, December 31, 2014	3,406,250	$0.51	19,182,201	$0.49	22,588,451	20,858,111
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, March 31, 2015	3,406,250	$0.51	19,182,201	$0.49	22,588,451	21,315,198

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30-$0.39	1,675,500	9.5	$0.30	444,122	9.5	$0.30
0.40-0.49	311,000	8.1	0.40	311,000	8.1	0.40
0.50-0.59	251,250	7.4	0.50	251,250	7.4	0.50
0.60-0.69	467,500	4.7	0.60	439,375	4.6	0.60
1.00-1.25	701,000	2.0	1.00	687,250	1.9	1.00
$0.30-$1.25	3,406,250	7.0	$0.51	2,132,997	5.6	$0.63

As of March 31, 2015, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $224,672.  The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $81,988 for the remainder of 2015, $83,440 in 2016 and $59,244 in 2017.

  Common Stock Issuances

On January 14, 2015, a lender, with the prior approval of the Company, chose to convert $25,000 of their outstanding note balance into 100,000 shares of the Company’s common stock.  On February 25, 2015 the same lender, with the prior approval of the Company, chose to convert $38,000 of their outstanding note balance into 140,741 shares of the Company’s common stock. The note was extended to February 28, 2015 and subsequently to April 15, 2015.  Each extension required a fee of $13,000.

On February 18, 2015, March 18, 2015 and March 31, 2015, a lender, with the prior approval of the Company, chose to convert $25,000, $22,500 and $27,500 of their outstanding note balance into 100,000, 90,000 and 110,000, shares, respectively, of the Company’s common stock. The maturity date of the note was extended to May 19, 2015 for an extension fee of $10,000.

6)	Subsequent Events

We performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined, except as disclosed herein, that there were no other such events requiring recognition or disclosure in the financial statements.

●	On April 9, 2015 we issued 35,000 common shares to a lender in payment of fees associated with a convertible note
●	On April 9, 2015 we issued 250,000 common shares to an investment relations firm for future activities
●	On April 17, 2015 we issued 140,000 common shares to a lender for the conversion of $35,000 of outstanding convertible debt
●	On April 21, 2015 we signed a convertible note for $81,250
●	On April 21, 2015 we signed a convertible note for $250,000
●	On April 25, 2015 we signed a convertible note for $50,000
●	On May 12, 2015 we signed a convertible note for $107,763

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. We qualify all of our forward-looking statements by these cautionary statements.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, completed debt financing subsequent to March 31, 2015. We have financing efforts in place to continue to raise cash through debt and equity offerings.

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

–	sample preparation for genomic, proteomic, and small molecule studies;
–	pathogen inactivation;
–	protein purification;
–	control of chemical (particularly enzymatic) reactions; and
–	Immunodiagnostics (clinical laboratory testing).

We reported a number of accomplishments in the first four months of 2015:

●	April 14, the Company announced a collaboration agreement with Southern University at New Orleans for improving and extending applications of the PCT platform for DNA detection in forensic samples.
●	March 31, the Company announced FY 2014 financial results, including an almost 30% increase in products and services revenue compared to FY 2013.
●
February 19, the Company announced the award of a $1 million NIH SBIR Phase II Grant to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing (“NGS”) applications.

●	February 10, the Company received the first Purchase Order for its Barozyme HT48 High-Throughput System.
●
January 21, the Company announced it had received over $1.16 million during the past two months from equity investments, and that it planned to expand its marketing, sales, and operations capabilities.

Results of Operations

Comparison for the three months ended March 31, 2015 and 2014

Revenue

We recognized total revenue of $440,134 for the three months ended March 31, 2015 as compared to $404,147 during the three months ended March 31, 2014, an increase of $35,987 or 9%.  This increase is attributable to an increase in grant revenue in 2015 partially offset by a reduction in products and service revenue as detailed below.

Products, Services, Other. Revenue from the sale of products and services decreased 11% to $359,364 for the three months ended March 31, 2015 as compared to $404,147 during the three months ended March 31, 2014.  Sales of consumables for the three months ended March 31, 2015 were $39,835 compared to $54,612 during the same period in the prior year.

Grant Revenue.  During the three months ended March 31, 2015, we recorded grant revenue of $80,770 compared to no grant revenues in the comparable period in 2014.  Our previous grants were completed in September of 2013 and we did not receive a new grant until December of 2014.  The new grant was for approximately $1,000,000 to run over a period of two years.

Cost of Products and Services

The cost of products and services was $190,783 for the three months ended March 31, 2015 compared to $177,606 for the comparable period in 2014.  Our gross profit margin on products and services was 47% for the three months ended March 31, 2015, as compared to 56% for the prior period.  The lower gross margin in 2015 was attributable to two significant sales made through our distributor.

Research and Development

Research and development expenditures were $231,923 during the three months ended March 31, 2015 as compared to an almost identical amount of $231,088 in the same period in 2014.  Our work on research and development projects remained steady during both periods while we continued to control spending without sacrificing output.

Research and development expense recognized in the three months ended March 31, 2015 and 2014 included $11,343 and $7,553 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $166,223 for the three months ended March 31, 2015 from $170,655 for the comparable period in 2014, a decrease of $4,432 or 3%.  This decrease is primarily attributed to control of sales and marketing salaries somewhat offset by expenses incurred to attend trade shows in order to introduce new products.

During the three months ended March 31, 2015 and 2014, selling and marketing expense included $6,975 and $5,991 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $726,024 for the three months ended March 31, 2015 as compared to $606,479 for the comparable period in 2014, an increase of $119,545 or 20%.  The increase is primarily related to increases in investor relations expense offset by a reduction in travel related expenses.

During the three months ended March 31, 2015 and 2014, general and administrative expense included $36,572 and $5,352 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $874,819 for the three months ended March 31, 2015 as compared to $782,366 for the comparable period in 2014, an increase of $92,453 or 12%.  Although our overall revenue was up from the same quarter in the previous year we were not able to offset the lower margin in products revenue and increased general and administrative costs.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $605,585 for the three months ended March 31, 2015 as compared to interest expense of $244,612 for the three months ended March 31, 2014.  We recorded $405,848 of amortized debt discount and $130,760 of prepayment penalties for the three months ended March 31, 2015 related to a series of convertible and other notes.

Change in fair value of warrant derivative liability

During the three months ended March 31, 2015, we recorded non-cash expense of $51,031 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our Series D private placement.  This increase in fair value was primarily due to the increase in price of the Company’s common stock at March 31, 2015 as compared to the price on December 31, 2014. The components for determining the fair value of the warrants are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended March 31, 2015, we recorded a non-cash expense of $170,774 for conversion option revaluation expense in our condensed consolidated statements of operations due to an increase in the fair value of the conversion option liability related to convertible debt.  This increase in fair value was primarily due to the increase in price of the Company’s common stock on March 31, 2015 as compared to the price on December 31, 2014 or the date the debt was incurred during the quarter. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 3 of the accompanying condensed consolidated financial statements.

Other Expense

During the three months ended March 31, 2015 we also recorded a non-cash expense of $308,328 upon issuance of convertible debt to account for the excess of fair value of the conversion option liability embedded in the debt instruments over the amount of the debt incurred. The components for determining the fair value of the warrant liability and can be found in Note 3 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

         During the three months ended March 31, 2015, we recorded a net loss to common shareholders of $2,064,123 or $(0.11) per share, as compared to a net loss to common shareholders of $3,084,708 or $(0.25) per share in the three months ended March 31, 2014.  Net loss to common shareholders in the previous year included a $1,280,066 charge for a beneficial conversion feature which we did not have in 2015. Net loss per share decreased by $0.14 due to the lower net loss to common shareholders and an increase in the weighted average common shares outstanding. The weighted average common shares outstanding for the period increased primarily because of the issuance of shares of common stock upon conversion of Convertible Preferred Stock subsequent to March 31, 2014 and common stock issued in our warrant reset transaction in December 2014.   See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception.  As of March 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern.  We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, completed debt-financing subsequent to March 31, 2015. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods.  In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2015 was $1,050,482 as compared to $1,103,916 for the three months ended March 31, 2014.  The cash used in operations in 2015 and 2014 is principally due to the loss from operations and a decrease in accounts payable.

Cash used in investing activities for the three months ended March 31, 2015 and 2014 was not significant.

Net cash provided by financing activities for the three months ended March 31, 2015 was $796,844 as compared to $1,506,132 for the same period in the prior year.  The cash from financing activities in the period ending March 31, 2015 includes $1,054,750 from convertible debt, net of fees and original note discounts, less convertible debt payments of $500,500.  We also received $396,127 from non-convertible debt, net of fees, less payments on non-convertible debt of $147,534. In the prior year we received $270,000 from convertible debt and $1,456,360 in proceeds from the second and third tranches of our Series K Convertible Preferred Stock offering.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2015 is due to our continued limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods and the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2014.  These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three month period ended March 31, 2015, are fairly stated in all material respects in accordance with GAAP.  We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.  The risks described in our Form 10-K and this Report are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us.  If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

PRESSURE BIOSCIENCES, INC.

Date :May 15, 2015	By:	/s/Richard T. Schumacher
Richard T. Schumacher President & Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2015	By:	/s/Richard P. Thomley
Richard P. Thomley Chief Financial Officer (Principal Financial Officer)