Form 10-Q
period 2015-06-30
PRESSURE BIOSCIENCES INC
filed 2015-08-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 0-21615

PRESSURE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2652826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Norfolk Avenue
South Easton, Massachusetts	02375
(Address of principal executive offices )	(Zip Code)

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of August 13, 2015 was 21,165,654.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,175	$473,948
Accounts receivable	349,958	272,022
Inventories, net of $50,000 reserve at June 30, 2015 and December 31, 2014	783,891	850,552
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	151,481	104,204
Total current assets	1,330,886	1,708,107
Property and equipment, net	30,500	36,025
TOTAL ASSETS	$1,361,386	$1,744,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$979,479	$1,035,781
Accrued employee compensation	153,269	157,347
Accrued professional fees and other	803,789	719,432
Deferred revenue	73,364	27,117
Convertible debt, net of debt discount of $1,176,668 and $328,681, respectively	1,083,353	1,004,513
Other debt	740,839	80,480
Warrant derivative liability	124,643	159,875
Conversion option liability	1,731,650	590,341
Total current liabilities	5,690,386	3,774,886
LONG TERM LIABILITIES
Deferred revenue	-	28,977
TOTAL LIABILITIES	5,690,386	3,803,863
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2015 and December 31, 2014 (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 shares issued and outstanding on June 30, 2015 and December 31, 2014	866	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2015 and December 31, 2014	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on June 30, 2015 and December 31, 2014	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,546 shares issued and outstanding on June 30, 2015 and December 31, 2014	36	36
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,416 shares issued and outstanding on June 30, 2015 and December 31, 2014	114	114
Common stock, $.01 par value; 65,000,000 shares authorized; 19,939,131 and 18,673,390 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	199,391	186,734
Warrants to acquire common stock	5,347,054	5,253,566
Additional paid-in capital	25,037,861	24,617,564
Accumulated deficit	(34,914,425)	(32,118,714)
Total stockholders’ deficit	(4,329,000)	(2,059,731)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,361,386	$1,744,132

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Products, services, other	$333,575	$307,464	$692,939	$711,611
Grant revenue	79,529	-	160,299	-
Total revenue	413,104	307,464	853,238	711,611

Costs and expenses:
Cost of products and services	175,193	134,453	365,976	312,059
Research and development	291,402	253,238	523,325	484,326
Selling and marketing	200,178	196,074	366,401	367,414
General and administrative	810,220	570,456	1,536,244	1,176,935
Total operating costs and expenses	1,476,993	1,154,221	2,791,946	2,340,734

Operating loss	(1,063,889)	(846,757)	(1,938,708)	(1,629,123)

Other (expense) income:
Interest expense	(640,691)	(341,649)	(1,246,276)	(478,313)
Other expense	(168,111)	-	(513,352)	-
Gain on extinguishment of embedded derivative liabilities	186,609	-	848,073	-
Change in fair value of derivative liabilities	299,841	585,219	78,031	(255,406)
Total other (expense) income	(322,352)	243,570	(833,524)	(733,719)

Net loss	(1,386,241)	(603,187)	(2,772,232)	(2,362,842)
Accrued dividends on convertible preferred stock	(6,811)	(9,606)	(23,479)	(54,593)
Deemed dividends on convertible preferred stock	-	(107,996)	-	(1,388,062)

Net loss applicable to common shareholders	$(1,393,052)	$(720,789)	$(2,795,711)	$(3,805,497)

Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.05)	$(0.14)	$(0.30)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	19,682,632	13,567,472	19,247,895	12,848,751

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,772,232)	$(2,362,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,187	39,731
Accretion of interest and amortization of debt discount	1,047,864	393,845
Debt conversion option value in excess of debt	476,442	-
Stock-based compensation expense	110,506	40,384
Amortization of third party fees paid in common stock	167,936	159,482
Gain on extinguishment of embedded derivative liabilities	(848,073)	-
Change in fair value of derivative liabilities	(78,031)	255,406
Changes in operating assets and liabilities:
Accounts receivable	(77,936)	(43,090)
Inventories	66,661	(116,543)
Prepaid expenses and other current assets	16,723	(40,909)
Accounts payable	(56,302)	59,309
Accrued employee compensation	(4,078)	(28,987)
Deferred revenue and other accrued expenses	87,548	(112,262)
Net cash used in operating activities	(1,850,785)	(1,756,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(6,662)	(7,139)
Net cash used in investing activities	(6,662)	(7,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	6,300	-
Payment of related party debt	(12,300)	(25,182)
Net proceeds from convertible debt	1,609,437	420,434
Payments on convertible debt	(667,450)	(303,100)
Net proceeds from non-convertible debt	992,128	196,250
Payments on non-convertible debt	(333,641)	(172,360)
Payment of prepayment penalty	(172,800)	-
Net proceeds from the issuance of common stock	-	149,165
Net proceeds from the issuance of convertible preferred stock	-	1,476,360
Net cash provided by financing activities	1,421,674	1,741,567

NET DECREASE IN CASH	(435,773)	(22,048)
CASH AT BEGINNING OF YEAR	473,948	31,417
CASH AT END OF PERIOD	$38,175	$9,369

SUPPLEMENTAL INFORMATION
Interest paid in cash	$203,311	$33,445
Income taxes paid in cash	-	-
NON CASH TRANSACTIONS:
Convertible debt exchanged for convertible preferred stock	-	270,000
Accrued dividends on preferred stock	23,479	54,593
Issuance of convertible preferred stock for interest	-	30,000
Issuance of convertible preferred stock for board of director and other fees	-	92,750
Deemed dividend on convertible preferred stock	-	1,388,062
Convertible debt exchanged for common stock	248,000	87,500
Debt discount from derivative liability	1,555,739	-
Extension fees added to principal	54,000	-
Prepayment penalty and accrued interest enrolled into debt principal	48,950	-
Common stock issued for preferred dividends	-	58,268

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2015

(UNAUDITED)

1)	Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (“we”, “our”, “the Company”) is focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research. Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming and, in our belief, one of the most error-prone steps of scientific research. It is a widely-used laboratory undertaking – the requirements of which drive what we believe is a large and growing worldwide market. We have developed and patented a novel, enabling technology platform that can control the sample preparation process. It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology, or PCT, uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels i.e., 35,000 pounds per square inch (“psi”) or greater to safely, conveniently and reproducibly control the actions of molecules in biological samples, such as cells and tissues from human, animal, plant and microbial sources.

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

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2015, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, completed debt financing subsequent to June 30, 2015. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the six months ended June 30, 2015 we received $2,601,565 net proceeds, in additional convertible and non-convertible debt. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We need substantial additional capital to fund normal operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Interim Financial Reporting

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

4)	Summary of Significant Accounting Policies

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2015 and 2014.

	For the Three Months Ended
	June 30,
	2015	2014
Top Five Customers	65%	64%
Federal Agencies	27%	3%

	For the Six Months Ended
	June 30,
	2015	2014
Top Five Customers	49%	42%
Federal Agencies	22%	2%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Top Five Customers	70%	86%
Federal Agencies	1%	9%

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

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,386,241)	$(603,187)	$(2,772,232)	$(2,362,842)
Accrued dividend for Preferred Stock	(6,811)	(9,606)	(23,479)	(54,593)
Deemed dividend on Series K Convertible Preferred Stock	-	(107,996)	-	(1,388,062)
Net loss applicable to common shareholders	$(1,393,052)	$(720,789)	$(2,795,711)	$(3,805,497)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	19,682,632	13,567,472	19,247,895	12,848,751

Loss per common share - basic and diluted	$(0.07)	$(0.05)	$(0.14)	$(0.30)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms.

	For the Six Months Ended
	June 30,
	2015	2014
Stock options	3,251,250	1,585,750
Convertible debt	14,420,144	917,860
Common stock warrants	19,182,201	17,757,044
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	865,700
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series H2 Convertible Preferred Stock	2,100,000	-
Series J Convertible Preferred Stock	3,546,000	4,995,000
Series K Convertible Preferred Stock	11,416,000	11,463,000
	56,531,295	39,334,354

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

The Company recognized stock-based compensation expense of $55,616 and $21,488 for the three months ended June 30, 2015 and 2014, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended June 30,
	2015	2014
Research and development	$11,523	$10,301
Selling and marketing	7,099	5,914
General and administrative	36,994	5,273
Total stock-based compensation expense	$55,616	$21,488

We recognized stock-based compensation expense of $110,506 and $40,384 for the six months ended June 30, 2015 and 2014, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2015	2014
Research and development	$22,865	$17,854
Selling and marketing	14,075	11,905
General and administrative	73,566	10,625
Total stock-based compensation expense	$110,506	$40,384

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

The following tables set forth the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015.

		Fair value measurements at June 30, 2015 using:

	June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$124,643	-	-	$124,643
Conversion Option Liabilities	1,731,650	-	-	1,731,650
Total Derivatives	$1,856,293	-	-	$1,856,293

	January 1, 2015	Issuance fair value	Change in fair value	Gain on extinguishment of embedded derivative liabilities	June 30, 2015
Series D Preferred Stock Purchase Warrants	$159,875	-	$(35,232)	-	$124,643
Conversion Option Liabilities	590,341	2,032,181	(42,799)	(848,073)	1,731,650
Total Derivatives	$750,216	$2,032,181	$(78,031)	$(848,073)	$1,856,293

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2014	Warrants revalued at June 30, 2015
Expected life (in months)	60.0	22.0	16.0
Expected volatility	104.5%	116.0%	116.1%
Risk-free interest rate	0.875%	0.58%	0.48%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.15	$0.12

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	At Settlement fair value	Conversion options revalued at June 30, 2015
Expected life (in months)	6-24	0-6	2-21
Expected volatility	104.2-153.8%	0.8-142.2%	88.6-130.6%
Risk-free interest rate	0.05-0.99%	0.01-0.18%	0.01-0.54%
Exercise price	$0.10-$0.35	$0.10-$0.16	$0.11-$0.25
Fair value per conversion option	$0.09-$0.28	$0.10-$0.26	$0.08-$0.16

5)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space. We extended the lease term until December 31, 2015 with a monthly payment of $4,800.

In September 2014 we moved to approximately 855 square feet of lab space in Medford, MA with a monthly payment of $3,094. The lease term runs until December 31, 2017.

Rental costs are expensed as incurred. During the six months ended June 30, 2015 and 2014 we incurred $50,406 and $61,800 in rent expense, respectively for the use of our corporate office and research and development facilities.

Government Grants

We have received a $1 million NIH SBIR Phase II Grant. Under the grant, the NIH has committed to pay the company to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing applications.

6)	Convertible Debt and Other Debt

On February 2, 2015, we signed a convertible debenture in the amount of $100,000. The lender paid an initial payment of $95,000 net of fees of $5,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest closing prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least 3,000,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $75,525 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 2, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $62,219 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $67,219 which will be amortized to interest expense over the expected twelve month life of the debt.

On July 31, 2015, subsequent to the end of the June 30, 2015 reporting period, we paid off this $100,000 convertible note in its entirety.

On February 2, 2015, we signed a convertible debenture in the amount of $120,000. The lender paid an initial payment of $115,000 net of fees of $5,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest closing prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least 2,886,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $90,630 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 2, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $74,663 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $120,000 is offset by a debt discount of $79,663 which will be amortized to interest expense over the expected twelve month life of the debt.

On July 31, 2015, subsequent to the end of the June 30, 2015 reporting period, we paid off this $120,000 convertible note in its entirety.

On February 22, 2015, we signed a convertible debenture in the amount of $100,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the volume weighted average price (“VWAP”) of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least three times the number of shares of common stock for full conversion of this debenture. The maturity date is six months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $79,335 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 22, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $61,597 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $61,597 which will be amortized to interest expense over the expected twelve month life of the debt.

On July 31, 2015, subsequent to the end of the June 30, 2015 reporting period, we paid off this $100,000 convertible note in its entirety.

On February 25, 2015, we signed a convertible debenture in the amount of $112,500. The Company received $108,500 net of $4,000 in fees. An interest charge of 8% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 55% of the average of the three lowest closing prices of the Company’s shares during the 30 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least six times the number of shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $127,192 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on February 25, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $312,847 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $112,500 is offset by a debt discount of $112,500 which will be amortized to interest expense over the expected nine month life of the debt. The residual amount of debt discount of $204,347 in excess of the principal of $112,500 is charged to other expense on the condensed consolidated statement of operations.

On March 4, 2015, we signed a convertible debenture in the amount of $52,500. The Company received $50,000 net of $2,500 in fees. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest closing prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance. The Company is required to reserve at least 873,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $42,386 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 4, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $53,213 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $52,500 is offset by a debt discount of $52,500 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $3,213 in excess of the principal of $52,500 is charged to other expense on the condensed consolidated statement of operations.

On March 6, 2015, we signed a convertible debenture in the amount of $236,250. The company received $211,800 net of $24,450 in fees including $9,450 of restricted stock. An interest charge of 2% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the volume weighted average price (“VWAP”) of the Company’s shares during the 3 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 35% of the principal balance. The Company is required to reserve at least 3,000,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $145,216 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 6, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $212,918 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $236,250 is offset by a debt discount of $236,250 which will be amortized to interest expense over the expected six month life of the debt.

On March 17, 2015, we signed a convertible debenture in the amount of $50,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest volume weighted average price (“VWAP”) of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least 1,000,000 shares of common stock for full conversion of this debenture. The maturity date is twenty-four months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $53,686 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 17, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $64,382 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $50,000 is offset by a debt discount of $50,000 which will be amortized to interest expense over the expected twenty-four month life of the debt. The residual amount of debt discount of $14,382 in excess of the principal of $50,000 is charged to other expense on the condensed consolidated statement of operations.

On March 20, 2015, we signed a convertible debenture in the amount of $25,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the volume weighted average price (“VWAP”) of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least three times the number of shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $20,483 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 20, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $25,077 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $25,000 is offset by a debt discount of $25,000 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $77 in excess of the principal of $25,000 is charged to other expense on the condensed consolidated statement of operations.

On March 26, 2015, we signed a convertible debenture in the amount of $150,000. The Company received $148,000 net of $2,000 in fees. An interest charge of 6% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 37.5% of the principal balance. The Company is required to reserve at least 3,336,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $160,227 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 26, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $164,501 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $150,000 is offset by a debt discount of $150,000 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $16,501 in excess of the principal of $150,000 is charged to other expense on the condensed consolidated statement of operations.

On March 27, 2015, we signed a convertible debenture in the amount of $52,500. The Company received $50,000 net of $2,500 in fees. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance. The Company is required to reserve at least 873,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $49,203 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 27, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $57,502 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $52,500 is offset by a debt discount of $52,500 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $7,502 in excess of the principal of $52,500 is charged to other expense on the condensed consolidated statement of operations.

On March 27, 2015, we signed a convertible debenture in the amount of $100,000. The Company received $92,000 net of $8,000 in fees. An interest charge of 8% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 55% of the average of the three lowest prices of the Company’s shares during the 20 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance. The Company is required to reserve at least 5,000,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $100,292 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on March 27, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $154,359 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $62,359 in excess of the principal of $100,000 is charged to other expense on the condensed consolidated statement of operations.

On July 24, 2015, subsequent to the end of the June 30, 2015 reporting period, we paid off this $100,000 convertible note in its entirety.

On April 1, 2015, we signed a convertible debenture in the amount of $100,000. An interest charge of 8% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 60% of the average of the three lowest prices of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 25% to 35% of the principal balance. The Company is required to reserve five times the shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $126,037 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on April 1, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $155,793 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $100,000 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $55,793 in excess of the principal of $100,000 is charged to other expense on the condensed consolidated statement of operations.

On April 20, 2015, we signed a convertible debenture in the amount of $81,250. The Company received $74,687 net of $6,563 in fees. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 55% of the average of the three lowest prices of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties of 20% of the principal balance. The Company is required to reserve at least 1,500,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $102,350 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on April 20, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $117,679 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $81,250 is offset by a debt discount of $81,250 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $42,992 in excess of the principal of $81,250 is charged to other expense on the condensed consolidated statement of operations.

On July 24, 2015, subsequent to the end of the June 30, 2015 reporting period, we paid off this $81,250 convertible note in its entirety.

On April 28, 2015, we signed a convertible debenture in the amount of $54,050. The Company received $50,000 net of $4,050 in fees. An interest charge of 9% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of $0.25 subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. The Company is required to reserve at least 650,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $17,022 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on April 28, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $35,143 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $54,050 is offset by a debt discount of $39,193 which will be amortized to interest expense over the expected eight month life of the debt.

On May 12, 2015, we signed a convertible debenture in the amount of $107,763. The Company received $100,000 net of $7,763 in fees. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 55% of the average of the three lowest prices of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties of 20% of the principal balance. The Company is required to reserve at least 1,500,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $136,302 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on May 12, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $145,527 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $107,763 is offset by a debt discount of $107,763 which will be amortized to interest expense over the expected twelve month life of the debt. The residual amount of debt discount of $45,527 in excess of the principal of $107,763 is charged to other expense on the condensed consolidated statement of operations.

On May 20, 2015, we signed a convertible debenture in the amount of $100,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the VWAP of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 9.5 % to 33% of the principal balance. The Company is required to reserve three times the number of shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $84,145 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on May 20, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $92,715 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $100,000 is offset by a debt discount of $92,715 which will be amortized to interest expense over the expected twelve month life of the debt.

On May 26, 2015, we signed a convertible debenture in the amount of $63,500. The Company received $60,000 net of $3,500 in fees. An interest charge of 8% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 55% of the average of the three lowest prices of the Company’s shares during the 30 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 10% to 35% of the principal balance. The Company is required to reserve six times the number of shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $80,392 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on May 26, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $79,287 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $63,500 is offset by a debt discount of $63,500 which will be amortized to interest expense over the twelve month life of the debt. The residual amount of debt discount of $19,287 in excess of the principal of $63,500 is charged to other expense on the condensed consolidated statement of operations.

On July 24, 2015, subsequent to the end of the June 30, 2015 reporting period, we paid off this $63,500 convertible note in its entirety.

On June 23, 2015, we signed a convertible debenture in the amount of $126,000. The Company received $120,000 net of $6,000 in fees. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the average of the three lowest prices of the Company’s shares during the 15 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least 3,101,000 shares of common stock for full conversion of this debenture. The maturity date is twelve months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $110,261 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on June 23, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $108,297 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $126,000 is offset by a debt discount of $114,297 which will be amortized to interest expense over the expected twelve month life of the debt.

On June 24, 2015, we signed a convertible debenture in the amount of $50,000. An interest charge of 4% per annum will be applied to the principal balance. The lender has the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock at a price of 65% of the lowest VWAP of the Company’s shares during the 10 day period prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 33% of the principal balance. The Company is required to reserve at least 1,000,000 shares of common stock for full conversion of this debenture. The maturity date is twenty-four months after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature and account for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was $55,936 at June 30, 2015 and reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from the convertible debt issued on June 24, 2015 were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in an allocation of $54,511 to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds of $50,000 is offset by a debt discount of $50,000 which will be amortized to interest expense over the expected twenty-four month life of the debt. The residual amount of debt discount of $4,511 in excess of the principal of $50,000 is charged to other expense on the condensed consolidated statement of operations.

During the six month period ended June 30, 2015 the company paid off seven convertible notes. As a result of the settlement of the notes, the fair value of conversion options embedded in these notes was measured on the date they were paid off and the remaining aggregate value of $848,073 was recognized as a gain on the extinguishment of embedded derivative liabilities in the consolidated statement of operations. In connection with the payoff of the convertible notes, the Company paid pre-payment penalties totaling $172,800.

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

On May 29, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for rights to all customer receipts until the lender is paid $132,000, to be collected at the rate of $1,098 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid $3,999 in fees in connection with this loan. The outstanding balance is recorded as other debt on the balance sheet.

During the quarter ended June 30, 2015 we signed two ninety day notes with an investor. Under the terms of the notes, the company received a total of $500,000. The investor may choose to receive warrants or may choose to convert these loans in future company offerings at favorable terms.

During the six months ended June 30, 2015, the Company made payments of $333,641 in total on the non-convertible debt from non-related parties. As of June 30, 2015, the outstanding balance is $740,839 for other debt.

7)	Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)
2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)
3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)
4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)
5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)
6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)
7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)
8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)
9)	21 shares have been designated as Series H2 Convertible Preferred Stock (“Series H2”)
10)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)
11)	15,000 shares have been designated as Series K Convertible Preferred Stock (“Series K”)

As of June 30, 2015, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2014 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2015, options to acquire 1,720,750 shares were outstanding under the Plan with 79,250 shares available for future grant under the Plan.

As of June 30, 2015, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan. No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2015 1,675,500 options have been granted under the 2013 Plan.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
		Weighted		Weighted
		Average price		Average price	Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, January 1, 2014	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	1,675,500	0.30	8,903,000	0.38	10,578,500
Exercised	-	-	(4,208,658)	0.25	(4,208,658)
Expired	(10,000)	1.00	(524,468)	0.74	(534,468)
Forfeited	(30,958)	0.71	-	-	(30,958
Balance outstanding, December 31, 2014	3,406,250	$0.51	19,182,201	$0.49	22,588,451	20,858,111
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(155,000)	1.00	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, June 30, 2015	3,251,250	$0.49	19,182,201	$0.49	22,588,451	21,315,198

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30 - $0.39	1,675,500	9.2	$0.30	666,161	9.2	$0.30
0.40 - 0.49	311,000	7.9	0.40	311,000	7.9	0.40
0.50 - 0.59	251,250	7.1	0.50	251,250	7.1	0.50
0.60 - 0.69	467,500	4.5	0.60	445,471	4.4	0.60
1.00 - 1.25	546,000	2.3	1.00	539,127	2.2	1.00
$0.30 - $1.25	3,251,250	7.1	$0.49	2,213,009	6.1	$0.57

As of June 30, 2015, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $168,931. The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $26,247 for the remainder of 2015, $83,440 in 2016 and $59,244 in 2017.

Common Stock Issuances

With respect to the convertible debenture for $223,000 signed by the Company on December 4, 2013, a lender, with the prior approval of the Company, chose to convert a portion of the outstanding note balance into shares of the Company’s common stock, and to extend the note for approximately 45 days after each conversion, as follows:

On January 14, 2015 $25,000 was converted into 100,000 shares of the Company’s common stock.

On February 25, 2015 $38,000 was converted into 140,741 shares of the Company’s common stock.

On April 10, 2015 $35,000 was converted into 140,000 shares of the Company’s common stock.

On May 29, 2015 $35,000 was converted into 140,000 shares of the Company’s common stock.

For each extension, the Company paid a fee of $13,000, $13,000, $10,000, and $8,000, respectively.

With respect to the convertible debenture for $150,000 signed by the Company on June 4, 2014, a lender, with prior approval of the Company, chose to convert a portion of the outstanding note balance into shares of the Company’s common stock, and to extend the note for approximately 30 days after each conversion, as follows:

On February 18, 2015 $25,000 was converted into 100,000 shares of the Company’s common stock.

On March 18, 2015 $22,500 was converted into 90,000 shares of the Company’s common stock.

On March 31, 2015 $27,500 was converted into 110,000 shares of the Company’s common stock.

On April 17, 2015 $30,000 was converted into 120,000 shares of the Company’s common stock.

For each extension, the Company paid a fee of $10,000, $0, $0, and $0. This note was paid off in its entirety on July 14, 2015.

 With respect to the convertible debenture for $75,000 signed by the Company on November 10, 2014, a lender, upon the request of the Company, on June 8, 2015 agreed to extend the conversion date of the note until July 20, 2015. The lender received 40,000 shares of the Company’s common stock in exchange for the extension. The Company recorded $10,000 to interest expense for this transaction. This note was paid off in its entirety on July 24, 2015.

8)	Subsequent Events

●	On July 2, 2015 the Company received a total of $100,000 from two convertible notes.

●	On July 2 and 14, 2015, we paid off the $150,000 convertible note from June 2014.

●	On July 14, 2015 the Company issued 80,000 shares of common stock to a lender in exchange for the conversion of $20,000 of convertible debt.

●	On July 22, 2015, (the “Issuance Date”) Pressure BioSciences Inc. (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with various individuals (each, a “Purchaser”), pursuant to which the Company sold Senior Secured Convertible Debentures (the “Debentures”) and warrants to purchase shares of common stock equal to 50% of the number of shares issuable pursuant to the subscription amount (the “Warrants”) for an aggregate purchase price of $2,180,000 (the “Purchase Price”). The total amount of the offering could be up to a potential amount of $5,000,000 with an over-allotment of $1,875,000 (the “Private Placement”). One or more additional closings may occur on or before September 7, 2015 (“Final Closing”). The Purchase Price consisted of $1,520,000 in cash from various subscribers and $660,000 from the conversion of principal and interest on outstanding promissory notes. For more detailed information about the Private Placement, please see the Form 8-K filed by the Company on July 28, 2015. The warrants include anti-dilution price protection for subsequent equity sales below the exercise price, and thus will be accounted for as derivative instruments.

●

On July 23, 2015, the Company filed an Amendment to the Certificate of Incorporation in the Commonwealth of Massachusetts increasing the number of authorized common shares from 65,000,000 to 100,000,000 shares.

●	On July 24, 2015, we paid off the $63,500 convertible note from May 26, 2015.

●	On July 24, 2015, we paid off the $81,250 convertible note from April 20, 2015.

●	On July 24, 2015, we paid off the $100,000 convertible note from March 27, 2015.

●	On July 24, 2015, we paid off the $75,000 convertible note from November 10, 2014.

●	On July 31, 2015, we paid off the $100,000 convertible note from February 22, 2015.

●	On July 31, 2015, we paid off the $100,000 convertible note from February 2, 2015.

●	On July 31, 2015, we paid off the $120,000 convertible note from February 2, 2015.

●	On August 11, 2015, the Company issued 160,000 shares of common stock to a lender for the conversion of $40,000 of convertible debt.

●

On August 11, 2015, the Company closed a Securities Exchange Agreement with Everest Investments Holdings of Warsaw, Poland under which Everest purchased 1,000,000 shares of the Company’s restricted Common Stock at a purchase price of $0.50/share. In exchange, the Company received 601,500 shares of Everest Investments (“Everest”), a publicly-traded company on the Main Market of the Warsaw Stock Exchange. The shares of Everest were valued at approximately $460,000 as of the closing date.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to June 30, 2015, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future. Please see Note 8, Subsequent Events.

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

●	sample preparation for genomic, proteomic, and small molecule studies;
●	pathogen inactivation;
●	protein purification;
●	control of chemical (particularly enzymatic) reactions; and
●	immunodiagnostics (clinical laboratory testing).

We reported a number of accomplishments in the first seven months of 2015:

●	August 11, the Company sold 1,000,000 shares of restricted Common Stock to Everest Investments Holdings at a purchase price of $0.50 per share. In return, in lieu of cash, the Company received 601,500 shares of Everest Investments, a publicly-traded company on the Main Market of the Warsaw Stock Exchange, The Everest Investments shares were valued at approximately $460,000 as of the closing date.

●	July 23, Pressure BioSciences, Inc. announced the close of a $2,180,000 initial tranche of a $5 Million Private Placement

●	July 15, the Company announced that PCT was a key workflow component in a study to discover potential biomarkers and underlying pathways in the emergence and progression of COPD-associated lung cancer.

●	July 13, PBI reported that Chinese and Swiss researchers suggested a workflow that included the PCT platform that they believed could potentially accelerate the discovery of new biomarkers for the early diagnosis and prediction of complications in diabetes.

●	July 7, the Company announced promising results when its PCT Platform was incorporated in a new method for improving the extraction of DNA from rape kits and other forensic samples.

●	June 29, the Company announced that scientists from the Institute of Molecular Systems Biology in Zurich, Switzerland presented data on an improved method for the proteomic profiling and classification of prostate cancer tissue biopsy samples at an important international scientific conference.

●	May 4, PBI announced the publication of three scientific articles that show the key advantages of the PCT platform in drug discovery & design, cancer detection, and in the analysis of microbial communities in soil.

●	April 30, the Company announced that scientists from Northwestern University had successfully extracted cotinine (metabolite of nicotine) from dried blood spots and theorized that the Company’s new Barozyme High-throughput system might also improve the extraction of other chemical toxins and carcinogens as well.

●	April 14, the Company announced a collaboration agreement with Southern University at New Orleans for improving and extending applications of the PCT platform for DNA detection in forensic samples.

●	March 31, the Company announced FY 2014 financial results, including an almost 30% increase in products and services revenue compared to FY 2013.

●	February 19, the Company announced the award of a $1 million NIH SBIR Phase II Grant to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing (“NGS”) applications.

●	February 10, the Company received the first Purchase Order for its Barozyme HT48 High-Throughput System.

●	January 21, the Company announced it had received over $1.16 million during the past two months from equity investments, and that it planned to expand its marketing, sales, and operations capabilities.

Results of Operations

Comparison for the three months ended June 30, 2015 and 2014

Revenue

We recognized total revenue of $413,104 for the three months ended June 30, 2015 as compared to $307,464 during the three months ended June 30, 2014, an increase of $105,640 or 34%. This increase is attributable to increases in both grant revenue and products and services revenue as detailed below.

Products, Services, Other. Revenue from the sale of products and services increased 9% to $333,575 for the three months ended June 30, 2015 as compared to $307,464 during the three months ended June 30, 2014. Sales of consumables for the three months ended June 30, 2015 were $56,513 compared to $48,417 during the same period in the prior year an increase of approximately 16%.

Grant Revenue. During the three months ended June 30, 2015, we recorded grant revenue of $79,529 compared to no grant revenue in the comparable period in 2014. Our previous grants were completed in September of 2013 and we did not receive a new grant until December of 2014. The new grant is for approximately $1,000,000 and is paid over a period of two years.

Cost of Products and Services

The cost of products and services was $175,193 for the three months ended June 30, 2015 compared to $134,453 for the comparable period in 2014. Our gross profit margin on products and services was 47% for the three months ended June 30, 2015, as compared to 56% for the prior period. The lower gross margin in 2015 was attributable to two significant sales made through our key distributor who receives a discount from list price to represent us throughout Europe and Asia.

Research and Development

Research and development expenditures were $291,402 during the three months ended June 30, 2015 as compared to $253,238 in the same period in 2014. Our work on research and development projects remained steady during both periods while we continued to control spending without sacrificing output.

Research and development expense recognized in the three months ended June 30, 2015 and 2014 included $11,523 and $10,301 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $200,178 for the three months ended June 30, 2015 from $196,074 for the comparable period in 2014, an increase of $4,104 or 2%. This increase is primarily attributed to expenses incurred to attend the annual meeting of the American Society for Mass Spectrometry trade show, where we introduced new and upgraded products.

During the three months ended June 30, 2015 and 2014, selling and marketing expense included $7,099 and $5,914 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $810,220 for the three months ended June 30, 2015 as compared to $570,456 for the comparable period in 2014, an increase of $239,764 or 42%. The increase is primarily related to increases in investor relations, patent and trademark, outside technical services, and consulting expenses.

During the three months ended June 30, 2015 and 2014, general and administrative expense included $36,994 and $5,273 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,063,889 for the three months ended June 30, 2015 as compared to $846,757 for the comparable period in 2014, an increase of $217,132 or 26%. Although our overall revenue was up from the same quarter in the previous year we were not able to offset the lower margin in products revenue from distributor sales and the increased general and administrative costs as previously described.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $640,691 for the three months ended June 30, 2015 as compared to interest expense of $341,649 for the three months ended June 30, 2014. We recorded $391,105 of amortized debt discount and $129,700 of prepayment penalties for the three months ended June 30, 2015 related to a series of convertible and other notes.

Change in fair value of warrant derivative liability

During the three months ended June 30, 2015, we recorded non-cash income of $86,263 for warrant revaluation in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series D private placement. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock at June 30, 2015 as compared to the price on March 31, 2015. For the three months ended June 30, 2014 we recorded non-cash income of $188,898 for warrant revaluation. The components for determining the fair value of the warrants are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended June 30, 2015, we recorded non-cash income of $213,578 for conversion option revaluation expense in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on June 30, 2015 as compared to the price on March 31, 2015 or the date the debt was incurred during the quarter and the shorter time to maturity of the debt. For the three months ended June 30, 2014 we recorded non-cash income $396,321 for conversion option liability revaluation. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Gain on extinguishment of embedded derivative liabilities

$186,609 of the conversion option liability was recognized as a gain on extinguishment of embedded derivative liabilities when the underlying convertible debt was paid off and thus also extinguished the corresponding derivative liability. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Other Expense

During the three months ended June 30, 2015 we also recorded a non-cash expense of $168,111 upon issuance of convertible debt to account for the excess of fair value of the conversion option liability embedded in the debt instruments over the amount of the debt incurred. The components for determining the fair value of the conversion option liability and can be found in Note 4 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

During the three months ended June 30, 2015, we recorded a net loss to common shareholders of $1,393,052 or $(0.07) per share, as compared to a net loss to common shareholders of $720,789 or $(0.05) per share in the three months ended June 30, 2014. Net loss per share increased by $0.02 due to the increased net loss to common shareholders as detailed above. The weighted average common shares outstanding for the period increased primarily because of the issuance of shares of common stock upon conversion of Convertible Preferred Stock subsequent to June 30, 2014 and common stock issued in our warrant reset transaction in December 2014. See Note 3 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Comparison for the six months ended June 30, 2015 and 2014

Revenue

We recognized total revenue of $853,238 for the six months ended June 30, 2015 as compared to $711,611 during the six months ended June 30, 2014, an increase of $141,627 or 20%. This increase is attributable to an increase in grant revenue in 2015 partially offset by a slight decrease in products and services revenue as detailed below.

Products, Services, Other. Revenue from the sale of products and services was $692,939 for the six months ended June 30, 2015 as compared to $711,611 during the six months ended June 30, 2014, a decrease of $18,672 or 3%. Revenue included sales of both PBI and Constant Systems products. Sales of consumables decreased by $6,681 or 6% to $96,348 compared to $103,029 for the prior year period.

Grant Revenue. During the six months ended June 30, 2015, we recorded $160,299 of grant revenue while we did not have any grant revenue activity in the six months ended June 30, 2014.

Cost of Products and Services

The cost of products and services was $365,976 for the six months ended June 30, 2015 compared to $312,059 for the comparable period in 2014. Our gross profit margin on products and services was 47% and 56% for the six months ended June 30, 2015 and June 30, 2014 respectively.

Research and Development

Research and development expenditures were $523,325 for the six months ended June 30, 2015 as compared to $484,326 in the same period in 2014, an increase of $38,999 or 8%.

Research and development expense recognized in the six months ended June 30, 2015 and 2014 included $22,865 and $17,854 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses stayed steady at $366,401 for the six months ended June 30, 2015 compared to $367,414 for the comparable period in 2014.

During the six months ended June 30, 2015 and 2014, selling and marketing expense included $14,075 and $11,905 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,536,244 for the six months ended June 30, 2015 as compared to $1,176,935 for the comparable period in 2014, an increase of $359,309 or 31%. The increase is primarily related to increases in investor relations, patent and trademark, outside technical services, and consulting expenses.

During the six months ended June 30, 2015 and 2014, general and administrative expense included $73,566 and $10,625 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,938,708 for the six months ended June 30, 2015 as compared to $1,629,123 for the comparable period in 2014, an increase of $309,585 or 19%. Although our overall revenue increased from the six-month period in the previous year, we were not able to offset the lower margin in products revenue from distributor sales and the increased general and administrative costs as previously described.

Other Income (Expense), Net

Interest Expense

Interest expense totaled $1,246,276 for the six months ended June 30, 2015 as compared to interest expense of $478,313 for the six months ended June 30, 2014. For the six month period in 2015 we amortized approximately $1,085,416 of imputed interest against the debt discount on these loans relating to conversion options liabilities, fees incurred in conjunction with these loans and prepayment penalties.

Change in fair value of warrant derivative liabilities

During the six months ended June 30, 2015, we recorded non-cash income of $35,232 for warrant revaluation income in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series D private placement. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock at June 30, 2015 as compared to the price on December 31, 2014. The components for determining the fair value of the warrants are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the six months ended June 30, 2015, we recorded a non-cash income of $42,799 for conversion option revaluation income in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on June 30, 2015 as compared to the price on December 31, 2014.The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Gain on extinguishment of embedded derivative liabilities

$848,073 of the conversion option liability was recognized as a gain on extinguishment of embedded derivative liabilities when the underlying convertible debt was paid off and thus also extinguished the corresponding derivative liability. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Other Expense

During the six months ended June 30, 2014 we also recorded a non-cash expense of $513,352 most of which incurred upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments over the amount of the debt incurred. The components for determining the fair value of the conversion option liability can be found in Note 4 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

During the six months ended June 30, 2015, we recorded a net loss to common shareholders of $2,795,711 or $(0.14) per share, as compared to a net loss to common shareholders of $3,805,497 or $(0.30) per share in the six months ended June 30, 2014. The decrease in loss per share is primarily attributable to the increase in weighted average shares of common stock outstanding in 2015. The weighted average common shares outstanding for the period increased primarily because of the issuance of shares of common stock upon conversion of Convertible Preferred Stock subsequent to June 30, 2014 and common stock issued in our warrant reset transaction in December 2014. See Note 4 of the Notes to Consolidated Condensed Financial Statements under the “Computation of Loss per Share” heading.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 8, we completed the initial subscriptions of a $5 million PIPE subsequent to June 30, 2015. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2015 was $1,850,785 as compared to $1,756,476 for the six months ended June 30, 2014. The cash used in operations in 2015 and 2014 is principally due to the loss from operations and for 2015 a decrease in accounts payable.

Cash used in investing activities for the six months ended June 30, 2015 and 2014 was not significant.

Net cash provided by financing activities for the six months ended June 30, 2015 was $1,421,674 as compared to $1,741,567 for the same period in the prior year. The cash from financing activities in the period ending June 30, 2015 includes $1,609,437 from convertible debt, net of fees and original note discounts, less convertible debt payments of $667,450. We also received $992,128 from non-convertible debt, net of fees, less payment on non-convertible debt of $333,641. In the prior year we received $420,434 from convertible debt and $1,476,360 in proceeds from our Series K Convertible Preferred Stock offering.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2015 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2014. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three month and six month period ended June 30, 2015, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Note 6, Convertible Debt and Other Debt, for a discussion of the sale of unregistered securities that took place for the quarter ended June 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2015	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2015	By:	/s/ Richard P. Thomley
Richard P. Thomley
Chief Financial Officer
(Principal Financial Officer)

