Form 10-Q
period 2015-09-30
PRESSURE BIOSCIENCES INC
filed 2015-11-12
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of November 10, 2015 was 21,485,654.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,875	$473,948
Accounts receivable	362,822	272,022
Inventories, net of $50,000 reserve at September 30, 2015 and December 31, 2014	808,843	850,552
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	74,396	104,204
Total current assets	1,330,317	1,708,107
Investment in available-for-sale equity securities	322,860	-
Debt issuance costs, net	533,403	-
Property and equipment, net	24,408	36,025
TOTAL ASSETS	$2,210,988	$1,744,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$834,812	$1,035,781
Accrued employee compensation	205,953	157,347
Accrued professional fees and other	837,052	719,432
Deferred revenue	101,421	27,117
Convertible debt, net of debt discount of $375,378 and $328,681, respectively	296,818	1,004,513
Other debt, net of discount of $4,676 and $0, respectively	246,036	80,480
Warrant derivative liability	1,541,130	159,875
Conversion option liability	2,227,330	590,341
Total current liabilities	6,290,552	3,774,886
LONG TERM LIABILITIES
Convertible debt, net of debt discount of $3,297,994	412,325	-
Deferred revenue	-	28,977
TOTAL LIABILITIES	6,702,877	3,803,863
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2015 and December 31, 2014 (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 shares issued and outstanding on September 30, 2015 and December 31, 2014	866	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2015 and December 31, 2014	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on September 30, 2015 and December 31, 2014	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,546 shares issued and outstanding on September 30, 2015 and December 31, 2014	36	36
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,416 shares issued and outstanding on September 30, 2015 and December 31, 2014	114	114
Common stock, $.01 par value; 100,000,000 shares authorized; 21,319,131 and 18,673,390 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	213,192	186,734
Warrants to acquire common stock	5,347,054	5,253,566
Additional paid-in capital	25,594,074	24,617,564
Accumulated other comprehensive income	(76,687)	-
Accumulated deficit	(35,570,641)	(32,118,714)
Total stockholders’ deficit	(4,491,889)	(2,059,731)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,210,988	$1,744,132

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Products, services, other	$481,452	$372,545	$1,174,391	$1,084,156
Grant revenue	98,882	-	259,181	-
Total revenue	580,334	372,545	1,433,572	1,084,156

Costs and expenses:
Cost of products and services	209,804	149,065	575,780	461,124
Research and development	355,574	232,032	878,899	716,358
Selling and marketing	207,888	188,129	574,289	555,543
General and administrative	497,796	600,952	2,034,040	1,777,887
Total operating costs and expenses	1,271,062	1,170,178	4,063,008	3,510,912

Operating loss	(690,728)	(797,633)	(2,629,436)	(2,426,756)

Other (expense) income:
Interest expense	(1,584,830)	(179,942)	(2,831,106)	(658,255)
Other expense	-	(80,102)	(513,352)	(80,102)
Gain on extinguishment of embedded derivative liabilities	1,180,251	-	2,028,324	-
Change in fair value of derivative liabilities	437,379	98,627	515,410	(156,779)
Total other (expense) income	32,800	(161,417)	(800,724)	(895,136)

Net loss	(657,928)	(959,050)	(3,430,160)	(3,321,892)
Accrued dividends on convertible preferred stock	1,711	(43,362)	(21,768)	(97,955)
Deemed dividends on convertible preferred stock	-	-	-	(1,388,062)

Net loss applicable to common shareholders	$(656,217)	$(1,002,412)	$(3,451,928)	$(4,807,909)

Net loss per share attributable to common stockholders - basic and diluted	$(0.03)	$(0.07)	$(0.17)	$(0.35)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	20,737,827	15,238,466	19,771,323	13,648,795

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Comprehensive Loss

Net loss	$(657,928)	$(959,050)	$(3,430,160)	$(3,321,892)

Other comprehensive loss
Unrealized loss on marketable securities	(76,687)	-	(76,687)	-

Comprehensive loss	$734,615)	$(959,050)	($(3,506,847)	($(3,321,892)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,430,160)	$(3,321,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,279	59,364
Accretion of interest and amortization of debt discount and deferred financing fees	2,367,381	611,919
Debt conversion option value in excess of debt	476,442	-
Stock-based compensation expense	185,370	46,770
Amortization of third party fees paid in common stock and warrants	173,538	206,226
Gain on extinguishment of embedded derivative liabilities	(2,028,324)	-
Change in fair value of derivative liabilities	(515,410)	156,799
Changes in operating assets and liabilities:
Accounts receivable	(90,800)	(187,406)
Inventories	41,709	(115,847)
Prepaid expenses and other assets	123,808	222,041
Accounts payable	(200,969)	(16,976)
Accrued employee compensation	48,606	13,826
Deferred revenue and other accrued expenses	150,581	122,463
Net cash used in operating activities	(2,679,949)	(2,202,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(6,662)	(7,139)
Net cash used in investing activities	(6,662)	(7,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	6,300	-
Payment of related party debt	(12,300)	(6,394)
Net proceeds from convertible debt	3,991,437	957,744
Payments on convertible debt	(2,107,065)	(303,100)
Net proceeds from non-convertible debt	1,300,000	270,252
Payments on non-convertible debt	(537,641)	(267,377)
Payment of prepayment penalty	(351,193)	-
Net proceeds from the issuance of common stock	-	149,166
Net proceeds from the issuance of convertible preferred stock	-	1,476,360
Net cash provided by financing activities	2,289,538	2,276,651

NET DECREASE IN CASH	(397,073)	66,799
CASH AT BEGINNING OF YEAR	473,948	31,417
CASH AT END OF PERIOD	$76,875	$98,216

SUPPLEMENTAL INFORMATION
Interest paid in cash	$239,389	$33,445
Income taxes paid in cash	-	-
NON CASH TRANSACTIONS:
Convertible debt exchanged for convertible preferred stock	-	270,000
Accrued dividends on preferred stock	21,768	97,955
Issuance of convertible preferred stock for interest	-	30,000
Issuance of convertible preferred stock for board of director and other fees	-	92,750
Issuance of common stock for investment in available-for-sale equity securities	399,547	-
Unrealized loss from available-for-sale equity securities	76,687	-
Deemed dividend on convertible preferred stock	-	1,388,062
Convertible debt and extension fee exchanged for common stock	338,000	87,500
Debt discount from derivative liability	5,085,536	-
Extension fees added to principal	84,000	-
Prepayment penalty and accrued interest enrolled into debt principal	48,950	-
Common stock issued for preferred dividends	-	82,231

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2015

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities but is expected to commence operations in 2016. Therefore, we don’t have control of the subsidiary and did not consolidate in our financial statements.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2015, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, completed debt financing subsequent to September 30, 2015. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the nine months ended September 30, 2015 we received $5,952,053 net proceeds, in additional convertible and non-convertible debt. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

The accompanying unaudited condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended
	September 30,
	2015	2014
Top Five Customers	43%	53%
Federal Agencies	2%	1%

	For the Nine Months Ended
	September 30,
	2015	2014
Top Five Customers	34%	31%
Federal Agencies	14%	1%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Top Five Customers	61%	86%
Federal Agencies	1%	9%

Product Supply

BIT Group, Inc. of California has been our sole contract manufacturer for our PCT NEP3229 and NEP2320 instrumentation. However, the Company has reached agreement for a Massachusetts-based contract manufacturer to assemble its future builds of the NEP2320 instrument, effective in early 2016.

Investment in Available-For-Sale Equity Securities

As of September 30, 2015, we held 601,500 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On September 30, 2015, our balance sheet reflected the fair value of our investment in Everest to be $323,860, based on the closing price of Everest shares of $0.54 per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss.

Debt Issuance Costs

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Costs incurred in obtaining debt funding are currently deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2015 and 2014 was $41,085 and $0 respectively, and has been classified with interest expense in the consolidated financial statements.

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(657,928)	$(959,050)	$(3,430,160)	$(3,321,892)
Accrued dividend for Preferred Stock	1,711	(43,362)	(21,768)	(97,955)
Deemed dividend on Series K Convertible Preferred Stock	-	-	-	(1,388,062)
Net loss applicable to common shareholders	$(656,217)	$(1,002,412)	$(3,451,928)	$(4,807,909)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	20,737,827	15,238,466	19,771,323	13,648,795

Loss per common share - basic and diluted	$(0.03)	$(0.07)	$(0.17)	$(0.35)

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

	For the Nine Months Ended
	September 30,
	2015	2014
Stock options	3,201,250	3,356,250
Convertible debt	26,015,029	4,091,151
Common stock warrants	26,125,127	17,895,717
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	865,700
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series H2 Convertible Preferred Stock	2,100,000	-
Series J Convertible Preferred Stock	3,546,000	3,548,000
Series K Convertible Preferred Stock	11,399,000	11,399,000
	75,002,106	42,905,818

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

The Company recognized stock-based compensation expense of $74,864 and $6,387 for the three months ended September 30, 2015 and 2014, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended September 30,
	2015	2014
Research and development	$18,307	$1,749
Selling and marketing	13,310	1,391
General and administrative	43,247	3,247
Total stock-based compensation expense	$74,864	$6,387

We recognized stock-based compensation expense of $185,370 and $46,771 for the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Nine Months Ended September 30,
	2015	2014
Research and development	$41,172	$19,602
Selling and marketing	27,386	13,296
General and administrative	116,812	13,873
Total stock-based compensation expense	$185,370	$46,771

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are classified within Level 1 and its financial liabilities are currently classified within Level 3 in the fair value hierarchy. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015.

		Fair value measurements at September 30, 2015 using:

	September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Series D Preferred Stock Purchase Warrants	$122,692	-	-	$122,692
Available-For-Sale Equity Securities	322,860	322,860	-	-
Convertible Debt Warrants	1,418,438	-	-	1,418,438
Conversion Option Liabilities	2,227,330	-	-	2,227,330
Total Derivatives	$4,091,320	$322,860	$-	$3,768,460

	January 1, 2015	Issuance fair value	Change in fair value	Gain on extinguishment of derivative liabilities	September 30, 2015
Series D Preferred Stock Purchase Warrants	$159,875	$-	$(37,183)	$-	$122,692
Convertible Debt Warrants	-	1,418,927	(489)	-	1,418,438
Conversion Option Liabilities	590,341	4,143,051	(477,738)	(2,028,324)	2,227,330
Total Derivatives	$750,216	$5,561,978	$(515,410)	$(2,028,324)	$3,768,460

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2014	Warrants revalued at September 30, 2015
Expected life (in months)	60.0	22.0	13.0
Expected volatility	104.5%	116.0%	117.5%
Risk-free interest rate	0.875%	0.58%	0.33%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.15	$0.11

The assumptions for the binomial pricing model are represented in the table below for the warrants issued with the Convertible Debt throughout the year reflected on a per share common stock equivalent basis.

Assumptions	For the three months ended September 30, 2015	Warrants revalued at September 30, 2015
Expected life (in months)	60.0	60.0
Expected volatility	118.3 - 120.1%	136.5 -138.2%
Risk-free interest rate	1.48-1.69%	1.37%
Exercise price	$0.40	$0.40
Fair value per warrant	$0.19-$.21	$0.20

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	At Settlement fair value	Conversion options revalued at September 30, 2015
Expected life (in months)	6-24	0-18	2-21
Expected volatility	104.2-153.8%	86.9%-142.2%	88.6-130.6%
Risk-free interest rate	0.05-0.99%	0.01-0.72%	0.01-0.64%
Exercise price	$0.10-$0.35	$0.10-$0.25	$0.11-$0.25
Fair value per conversion option	$0.09-$0.28	$0.07-$0.26	$0.08-$0.16

5)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. In November 2007, we signed a lease agreement commencing in February 2008 pursuant to which we lease approximately 5,500 square feet of office space. We extended the lease term until December 31, 2015 with a monthly payment of $4,800.

In September 2014 we moved to approximately 855 square feet of lab space in Medford, MA with a monthly payment of $3,094. Effective November 1, 2015, we entered into a revised lease with the addition of 833 additional square feet of lab and office space at the existing facility in Medford, MA. The new monthly payment is $5,385. The expiration of the new lease remains unchanged: December 31, 2017.

Rental costs are expensed as incurred. During the nine months ended September 30, 2015 and 2014 we incurred $73,775 and $43,200 in rent expense, respectively for the use of our corporate office and research and development facilities.

Government Grants

We have received a $1.05 million NIH SBIR Phase II Grant. Under the grant, the NIH has committed to pay the company to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing applications.

6)	Convertible Debt and Other Debt

We have entered into various convertible debentures. The convertible debentures have terms ranging from 12 to 24 months and subject to annual interest rates ranging from 4% to 10%. The proceeds received are net of fees. The lenders charge interest per annum based on the principal balance. The lenders have the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock based on a volume weighted average price of the closing prices of the Company’s shares during various periods prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 19% to 38% of the principal balance. The Company is required to reserve shares of common stock for full conversion of these debentures. The maturity dates range from six months to two years after the effective date of the payment. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature on each debt agreement and accounted for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was reflected in the conversion option liability line in the condensed consolidated balance sheet.

The proceeds from these convertible debts were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in allocations to the convertible option and accounted for as a liability in the Company’s condensed consolidated balance sheet. In accordance with the provisions of ASC 815-40, the gross proceeds is offset by debt discounts which will be amortized to interest expense over the expected life of the debt.

In connection with the senior secured convertible debentures issued in our still open private placement with closings in July 2015 and September 2015, we also issued warrants to the lenders to purchase an aggregate 5,857,142 shares of the Common Stock, at an exercise price of $0.40 per share, expiring five years after the issuance date.

ASC 470-20 states that the proceeds from the issuance of debt with detachable stock warrants should be allocated between the debt and warrants on the basis of their relative fair market values. The debt discount will be amortized to interest expense over the two year term of these loans. We amortized $149,025 of the debt discount to interest expense in 2015. The warrants issued in connection with the convertible debentures are classified as warrant derivative liabilities because the warrants are entitled to certain rights in subsequent financings and the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of $1,182,439 to the total warrants out of the gross proceeds of $3,280,000. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.

The specific terms of the convertible debts and outstanding balances as of September 30, 2015 are listed in the tables below.

Variable Rate Convertible Notes
Inception Date	Term	Loan Amount	Outstanding Balance as of September 30, 2015	Outstanding Balance as of November 10, 2015		Interest Rate	Fees	Fair value of conversion feature	Prepayment Penalty	Discount to VWAP	Share reserve requirement
December 4, 2013	12 months	$223,000	$105,760	$-		4%	$10,000	$59,903	20%		-
February 2, 2015	12 months	100,000	-	-	*	4%	5,000	62,219	19-33%		-
February 2, 2015	12 months	120,000	-	-	*	4%	5,000	74,663	19-33%		-
February 22, 2015	six months	100,000	-	-	*	4%	-	61,597	19-33%		-
February 25, 2015	12 months	112,500	-	-	*	8%	4,000	312,847	19-33%		-
March 4, 2015	12 months	52,500	-	-	*	4%	2,500	53,213	19-38%		-
March 6, 2015	12 months	236,250	-	-	*	2%	33,900	212,918	19-35%		-
March 17, 2015	24 months	50,000	-	-	*	4%	-	64,382	19-33%		-
March 20, 2015	12 months	25,000	-	-	*	4%	-	25,077	19-33%		-
March 26, 2015	12 months	150,000	-	-	*	6%	2,000	164,501	19-37.5%		-
March 27, 2015	12 months	52,500	-	-	*	4%	2,500	57,502	19-38%		-
March 27, 2015	12 months	100,000	-	-	*	8%	8,000	154,359	19-38%		-
April 1, 2015	12 months	100,000	138,046	-	*	8%	-	155,793	25-35%	40% of 10 days	-
April 20, 2015	12 months	81,250	-	-	*	4%	6,563	117,679	20%		-
April 28, 2015	12 months	54,050	-	-	*	9%	4,050	35,143	20%		-
May 12, 2015	12 months	107,764	130,394	130,501	*	4%	7,763	145,527	20%		-
May 20, 2015	12 months	100,000	135,000	135,000		4%	-	92,715	9.5-33%	45% of 10 days	3,000,000
May 26, 2015	12 months	60,000	-	-	*	8%	3,500	79,287	10-35%		-
June 23, 2015	12 months	126,000	170,100	170,100		4%	6,000	108,297	19-33%	35% of 15 days	3,101,000
June 24, 2015	24 months	50,000	67,500	67,500		4%	-	54,511	19-33%	35% of 10 days	1,000,000
July 2, 2015	12 months	52,500	70,875	70,875		4%	2,500	54,297	19-33%	35% of 15 days	1,500,000
July 2, 2015	12 months	52,500	67,500	67,500		4%	2,500	54,297	19-33%	35% of 15 days	1,000,000
		$2,105,814	$845,175	$470,975			$105,776	$2,200,727			9,601,000

The loans above with outstanding balances of zero were outstanding as of December 31, 2014 and were paid off during the nine months ended September 30, 2015.

Fixed Rate Convertible Notes
Inception Date	Term	Loan Amount	Outstanding Balance	Original Issue Discount		Interest Rate	Fees	Fair value of conversion feature	Prepayment Penalty
July 22, 2015	24 months	$2,180,000	$2,180,000	$218,000	[1]	10%[2]	$339,930	$1,360,416	20%
September 25, 2015	24 months	1,100,000	1,100,000	110,000	[1]	10%[2]	185,956	642,271	20%
		$3,280,000	$3,280,000	$328,000			$525,886	$2,002,687

1 The original issue discount is reflected in the first year.

2 The annual interest starts accruing in the second year.

The following table provides a summary of the changes in convertible debt, net of unamortized discount, during 2015:

Balance at December 31, 2014	$1,004,513
Issuance of convertible debt, face value	5,014,021
Discount on embedded conversion option at issuance	(3,667,020)
Discount on fair value of warrant liability at issuance	(1,182,409)
Repayment of convertible debt	(2,107,065)
Conversion of convertible debt into common stock	(328,000)
Payment of prepayment penalty	(351,193)
Accretion of interest and amortization of debt discount to interest expense through September 30, 2015	2,326,296
Balance at September 30, 2015	709,143
Less: current portion	296,818
Convertible debt, long-term portion	$412,325

Other Notes

On January 15, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $150,000 in exchange for rights to all customer receipts until the lender is paid $187,500, which was collected at the rate of $744 per business day. The payments were secured by essentially all tangible assets of the Company. $67,925 of the proceeds were used to pay off the outstanding balance of a previous loan from this lender. The Company paid $1,875 in fees in connection with this loan. The note was paid off in its entirety prior to September 30, 2015.

On January 29, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $200,000 in exchange for rights to all customer receipts until the lender is paid $278,000, which was collected at the rate of $1,985 per business day. The payments were secured by essentially all tangible assets of the Company. The Company paid $999 in fees in connection with this loan. The note was paid off in its entirety prior to September 30, 2015.

On March 17, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $50,000 in exchange for rights to all customer receipts until the lender is paid $67,450, which was collected at the rate of $559 per business day. The payments were secured by essentially all tangible assets of the Company. The Company paid $999 in fees in connection with this loan. The note was paid off in its entirety prior to September 30, 2015.

On May 29, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for rights to all customer receipts until the lender is paid $132,000, which was collected at the rate of $1,098 per business day. The payments were secured by essentially all tangible assets of the Company. The Company paid $3,999 in fees in connection with this loan. The note was paid off in its entirety prior to September 30, 2015.

On August 28, 2015 we signed a Merchant Agreement with a lender. Under the agreement we received $300,000 in exchange for rights to all customer receipts until the lender is paid $384,000, to be collected at the rate of $2,560 per business day. The payments are not secured. On the closing date, $131,710 of the proceeds were used to pay off the outstanding balances of two existing Notes. The Company paid $6,000 in fees in connection with this loan. The outstanding balance is recorded as other debt on the balance sheet.

During the nine months ended September 30, 2015 we signed two ninety day notes with an investor. Under the terms of the notes, the Company received a total of $500,000. The investor converted these loans in the Company’s offering on July 22, 2015.

During the nine months ended September 30, 2015, the Company made payments of $537,641 in total on the non-convertible debt from non-related parties.

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

As of September 30, 2015, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2014 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2015, options to acquire 1,720,750 shares were outstanding under the Plan with 79,250 shares available for future grant under the Plan.

As of September 30, 2015, options to acquire 10,000 shares are outstanding under the 1999 Non-qualified Stock Option Plan. No additional options may be granted under the 1999 Non-qualified Stock Option Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2015 1,675,500 options have been granted under the 2013 Plan.

In connection with the convertible debentures issued in July 2015 and September 2015, we also issued warrants to the lenders to purchase an aggregate 5,857,142 shares of the Common Stock, at an exercise price of $0.40 per share, expiring five years after the issuance date. We issued 1,171,427 warrants to the placement agent who assisted with these convertible debentures. The placement agent’s warrants have the same terms as the warrants issued to the lenders.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average price		Average price			Total
	Shares	per share	Shares	per share	Shares	Exercisable
Balance outstanding, 01/01/14	1,771,708	$0.71	15,012,237	$0.57	16,783,945	16,611,528
Granted	1,675,500	0.30	8,903,000	0.38	10,578,500
Exercised	-		(4,208,658)	0.25	(4,208,658)
Expired	(10,000)	1.00	(524,468)	0.74	(534,468)
Forfeited	(30,958)	0.71	-	-	(30,958)
Balance outstanding, 12/31/14	3,406,250	$0.51	19,182,111	$0.49	22,588,361	20,858,021
Granted	-	-	7,028,569	0.40	7,028,569
Exercised	-		-	-	-
Expired	(205,000)	1.00	(85,553)	0.50	(290,553)
Forfeited	-	-	-	-	-
Balance outstanding, 9/30/2015	3,201,250	$0.48	26,125,127	$0.47	29,326,377	28,523,139

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30 - $0.39	1,675,500	9.0	$0.30	888,198	9.0	$0.30
0.40 - 0.49	311,000	7.6	0.40	311,000	7.6	0.40
0.50 - 0.59	251,250	6.9	0.50	251,250	6.9	0.50
0.60 - 0.69	467,500	4.2	0.60	451,564	4.2	0.60
1.00 - 1.25	496,000	2.2	1.00	496,000	2.2	1.00
$0.30 - $1.25	3,201,250	7.0	$0.48	2,398,012	6.3	$0.54

As of September 30, 2015, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $165,176. The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $22,492 for the remainder of 2015, $83,440 in 2016 and $59,244 in 2017.

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

On July 21, 2015 $20,000 was converted into 80,000 shares of the Company’s common stock.

On August 13, 2015 $40,000 was converted into 160,000 shares of the Company’s common stock.

On September 25, 2015 $30,000 was converted into 120,000 shares of the Company’s common stock.

For each extension, the Company paid a fee of $13,000, $13,000, $10,000, and $8,000, respectively. This note was paid off in its entirety on November 5, 2015.

During the nine months ended September 30, 2015, the Company issued 305,000 shares with a fair value of $80,050 for services.

On August 14, 2015, the Company closed a Securities Exchange Agreement with Everest Investments Holdings of Warsaw, Poland under which Everest purchased 1,000,000 shares of the Company’s restricted Common Stock at a purchase price of $0.50/share. In exchange, the Company received 601,500 shares of Everest Investments (“Everest”), a publicly-traded company on the Main Market of the Warsaw Stock Exchange. The shares of Everest were valued at approximately $400,000 as of the closing date.

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

On November 5, 2015 we paid off the balance $105,760 of the $223,000 convertible note from December 2013.

On November 1, 2015 the Company entered into a revised lease agreement for its research and development space in Medford, MA. The revised agreement calls for the Company to receive an additional 833 square feet of lab and office space. The monthly lease of $5,585 will terminate on December 31, 2017.

On October 28, 2015 the Company issued 200,000 shares of restricted common stock to an investor relations firm for services rendered.

On October 2, 2015 we paid off the $100,000 convertible note from April 2, 2015.

On October 1, 2015, the Company engaged an investor relations firmfor which the Company has agreed to pay 125,000 shares of restricted common stock to provide services for the six months from October 1, 2015 to March 31, 2016.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to September 30, 2015, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We reported a number of accomplishments in the first ten months of 2015:

● October 16, 2015, the Company announced a collaboration agreement with Florida International University to co-develop an improved rape kit test method, based on the Company’s patented PCT platform. With a backlog of untested rape kits estimated at approximately 400,000, and with an estimated 180,000 new sexual assaults each year, an improved testing method is vitally needed.

● September 28, we announced the close of the second tranche ($1.1M) of our $5M Private Placement, bringing the total amount received in the PIPE since July 22, 2015 to $3,280,000.

● September 1, we announced that a recent publication in a peer-reviewed journal indicated that PBI’s PCT platform could play a significant role in personalized/precision medicine, including cancer tissue biopsies.

● August 26, we announced the start of a two-year collaboration with the Institute of Bioinformatics, one of India’s most prestigious scientific research organizations. The collaboration will focus on the use of PBI’s PCT platform for the discovery of molecular biomarkers in a number of diseases and disorders, including cancer and stroke.

● August 17, we announced Q2 2015 financial results, including increases in all major revenue categories for the second quarter, and record total revenue for the six month period ended June 30, 2015.

● August 14, DM WDM announced the exchange of 1M shares of PBI (valued at $0.50/share) for 601,500 shares of Everest Investments Holdings, the formation of Pressure BioSciences Europe, and $250,000 of market support for PBI by WDM. Everest is run by one of Poland’s most recognized and respected fund managers.

● July 23, we announced the close of a $2.18M initial tranche of a $5 Million Private Placement.

● July 15, we announced that PCT was a key workflow component in a study to discover potential biomarkers and underlying pathways in the emergence and progression of COPD-associated lung cancer.

● July 13, we reported that Chinese and Swiss researchers suggested a workflow that included the PCT platform that they believed could potentially accelerate the discovery of new biomarkers for the early diagnosis and prediction of complications in diabetes.

● July 7, we announced promising results when our PCT Platform was incorporated in a new method for improving the extraction of DNA from rape kits and other forensic samples.

● June 29, we announced that scientists from the Institute of Molecular Systems Biology in Zurich, Switzerland presented data on an improved method for the proteomic profiling and classification of prostate cancer tissue biopsy samples at an important international scientific conference.

● May 4, we announced the publication of three scientific articles that show key advantages of the PCT platform in drug discovery & design, cancer detection, and in the analysis of microbial communities in soil.

● April 30, we announced that scientists from Northwestern University had successfully extracted cotinine (metabolite of nicotine) from dried blood spots and theorized that the Company’s new Barozyme High-throughput system might also improve the extraction of other chemical toxins and carcinogens as well.

● April 14, we announced a collaboration agreement with Southern University at New Orleans for improving and extending applications of the PCT platform for DNA detection in forensic samples.

● March 31, we announced FY 2014 financial results, including an almost 30% increase in products and services revenue compared to FY 2013.

● March 12, we released PCT-HD, “the Next Generation Protein Preparation System” in two separate presentations at a major international scientific meeting in Tempe, Arizona.

● February 19, we announced the award of a $1 million NIH SBIR Phase II Grant to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing (“NGS”).

● February 10, we received the first Purchase Order for our Barozyme HT48 High-Throughput System.

● January 21, we announced the receipt of over $1.16 million during the past two months from equity investments, and that we planned to expand our marketing, sales, and operations capabilities.

Results of Operations

Comparison for the three months ended September 30, 2015 and 2014

Revenue

We recognized total revenue of $580,334 for the three months ended September 30, 2015 as compared to $372,545 during the three months ended September 30, 2014, an increase of $207,789 or 56%. This increase is attributable to increases in both products and services and grant revenue as detailed below.

Products, Services, Other. Revenue from the sale of products and services increased 29% to $481,452 for the three months ended September 30, 2015 as compared to $372,545 during the three months ended September 30, 2014. This increase was primarily attributable to an increase in the sale of pressure-based instrument systems. Sales of consumables for the three months ended September 30, 2015 were $28,339 compared to $51,831 during the same period in the prior year.

Grant Revenue. During the three months ended September 30, 2015, we recorded grant revenue of $98,882 compared to no grant revenue in the comparable period in 2014. Our previous grants were completed in September of 2013 and we did not receive a new grant until December of 2014. The December 2014 grant was for approximately $1,000,000 and will be paid over a period of two years.

Cost of Products and Services

The cost of products and services was $209,804 for the three months ended September 30, 2015 compared to $149,065 for the comparable period in 2014. The cost of products and services increased with the concomitant increase in the sales of instrument systems. Gross profit margin on products and services was 56% for the three months ended September 30, 2015, as compared to 60% for the prior period.

Research and Development

Research and development expenditures were $355,574 during the three months ended September 30, 2015 as compared to $232,032 in the same period in 2014. This increase resulted primarily from additional research activities funded through our SBIR Phase II grant, with the aim to develop a new pressure-based system for the extraction of DNA from samples for an analysis. We also added much needed electrical engineering and computer software support, to help enhance our entire line of pressure-based instrument systems.

Research and development expense recognized in the three months ended September 30, 2015 and 2014 included $18,307 and $1,749 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $207,888 for the three months ended September 30, 2015 from $188,129 for the comparable period in 2014, an increase of $19,759 or 11%. This increase is primarily attributed to expenses incurred to attend additional tradeshows, more active marketing, and to the generation of data by our collaborative partners that can be used to introduce new and upgraded products and services.

During the three months ended September 30, 2015 and 2014, selling and marketing expense included $13,310 and $1,391 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $497,796 for the three months ended September 30, 2015 as compared to $600,952 for the comparable period in 2014, a decrease of $103,156 or 17%. The decrease is primarily related to cost savings from renegotiated vendor contracts.

During the three months ended September 30, 2015 and 2014, general and administrative expense included $43,247 and $3,247 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $690,728 for the three months ended September 30, 2015 as compared to $797,633 for the comparable period in 2014, a decrease of $106,905 or 13%.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense totaled $1,584,830 for the three months ended September 30, 2015 as compared to interest expense of $179,942 for the three months ended September 30, 2014. Interest expense in the current period included $974,961 for conversion option amortization of which $717,023 related to loan payoffs triggering immediate write down of the conversion option. The remaining interest expense included $257,319 note discount amortization and $87,499 prepayment penalty accruals.

Change in fair value of warrant derivative liability

During the three months ended September 30, 2015, we recorded non-cash expense of $2,440 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our private placement offerings. We recorded $85,391 non-cash income in the prior comparable period. This increase in fair value was primarily due to the increase in price of the Company’s common stock at September 30, 2015 as compared to the price on June 30, 2015. The components for determining the fair value of the warrants are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended September 30, 2015, we recorded non-cash income of $434,939 for conversion option revaluation expense in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on September 30, 2015 as compared to the price on June 30, 2015 or the date the debt was incurred during the quarter and the shorter time to maturity of the debt. For the three months ended September 30, 2014 we recorded non-cash income $47,746 for conversion option liability revaluation. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Gain on extinguishment of embedded derivative liabilities

A total of $1,180,251 of the conversion option liability was recognized as a gain on extinguishment of embedded derivative liabilities when the underlying convertible debt was paid off and thus also extinguished the corresponding derivative liability. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Other Expense

During the three months ended September 30, 2014 we also recorded a non-cash expense of $80,102 upon issuance of convertible debt to account for the excess of fair value of the conversion option liability embedded in the debt instruments over the amount of the debt incurred. The components for determining the fair value of the conversion option liability and can be found in Note 4 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

During the three months ended September 30, 2015, we recorded a net loss to common shareholders of $656,217 or $(0.03) per share, as compared to a net loss to common shareholders of $1,002,412 or $(0.07) per share in the three months ended September 30, 2014. Net loss per share decreased by $0.04 due to the decreased net loss to common shareholders as detailed above. The weighted average common shares outstanding for the period increased because of the issuance of shares of common stock to investor relations firms for services rendered and because of Company agreed-upon conversions of Convertible Debt.

Comparison for the nine months ended September 30, 2015 and 2014

Revenue

We recognized total revenue of $1,433,572 for the nine months ended September 30, 2015 as compared to $1,084,156 during the nine months ended September 30, 2014, an increase of $349,416 or 32%. This increase is attributable to an increase in products and services and grant revenue as detailed below.

Products, Services, Other. Revenue from the sale of products and services was $1,174,391 for the nine months ended September 30, 2015 as compared to $1,084,156 during the nine months ended September 30, 2014, an increase of $90,235 or 8%. Revenue included sales of both PBI and Constant Systems pressure-based products. Sales of consumables decreased by $16,298 or 11.6% to $124,687 compared to $140,985 for the prior year period.

Grant Revenue. During the nine months ended September 30, 2015, we recorded $259,181 of grant revenue. We did not have any grant revenue activity in the nine months ended September 30, 2014.

Cost of Products and Services

The cost of products and services was $575,780 for the nine months ended September 30, 2015 compared to $461,124 for the comparable period in 2014. This increase was primarily based on the concomitant increase in pressure-based systems sold. Gross profit margin on products and services was 51% and 57% for the nine months ended September 30, 2015 and September 30, 2014 respectively.

Research and Development

Research and development expenditures were $878,899 for the nine months ended September 30, 2015 as compared to $716,358 in the same period in 2014, an increase of $162,541 or 23%. This increase resulted primarily from additional research activities funded through our SBIR Phase II grant, with the aim to develop a new pressure-based system for the extraction of DNA from samples for an analysis. We also added much needed electrical engineering and computer software support to help enhance our entire line of pressure-based instrument systems.

Research and development expense recognized in the nine months ended September 30, 2015 and 2014 included $41,172 and $19,602 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses remained nearly unchanged at $574,289 for the nine months ended September 30, 2015 compared to $555,543 for the comparable period in 2014. These expenses remained steady although we continued to attend key trade shows and more actively marketed our complete line of products.

During the nine months ended September 30, 2015 and 2014, selling and marketing expense included $27,386 and $13,296 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $2,034,040 for the nine months ended September 30, 2015 as compared to $1,777,887 for the comparable period in 2014, an increase of $256,153 or 14%. The increase is primarily related to increases in investor relations, patent and trademark, outside technical services, and consulting expenses.

During the nine months ended September 30, 2015 and 2014, general and administrative expense included $116,812 and $13,873 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $2,629,436 for the nine months ended September 30, 2015 as compared to $2,426,756 for the comparable period in 2014, an increase of $202,680 or 8%. This increase in operating loss was primarily attributable to increased sales and marketing, research and development, and general and administrative costs as previously described.

Other Income (Expense), Net

Interest Expense

Interest expense totaled $2,831,106 for the nine months ended September 30, 2015 as compared to interest expense of $658,255 for the nine months ended September 30, 2014. For the nine month period in 2015 we amortized approximately $2,339,957 of imputed interest against the debt discount on these loans relating to conversion options liabilities, fees incurred in conjunction with these loans and prepayment penalties.

Change in fair value of warrant derivative liabilities

During the nine months ended September 30, 2015, we recorded non-cash income of $37,672 for warrant revaluation income in our consolidated statements of operations due to a decrease in the fair value of the warrant liability related to warrants issued in our Series D private placement. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock at September 30, 2015 as compared to the price on December 31, 2014. The components for determining the fair value of the warrants are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the nine months ended September 30, 2015, we recorded a non-cash income of $477,738 for conversion option revaluation income in our condensed consolidated statements of operations due to a decrease in the fair value of the conversion option liability related to convertible debt. This decrease in fair value was primarily due to the decrease in price of the Company’s common stock on September 30, 2015 as compared to the price on December 31, 2014.The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Gain on extinguishment of embedded derivative liabilities

$2,028,324 of the conversion option liability was recognized as a gain on extinguishment of embedded derivative liabilities when the underlying convertible debt was paid off and thus also extinguished the corresponding derivative liability. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Other Expense

During the nine months ended September 30, 2014 we also recorded a non-cash expense of $513,352 most of which incurred upon issuance of convertible debt to account for the fair value of the conversion option liability embedded in the debt instruments over the amount of the debt incurred. The components for determining the fair value of the conversion option liability can be found in Note 4 of these condensed consolidated financial statements.

Net Loss Applicable to Common Shareholders

During the nine months ended September 30, 2015, we recorded a net loss to common shareholders of $3,451,928 or $(0.17) per share, as compared to a net loss to common shareholders of $4,807,909 or $(0.35) per share in the nine months ended September 30, 2014. The decrease in loss per share is primarily attributable to the increase in weighted average shares of common stock outstanding in 2015 and non-recurring deemed dividends in the prior period on preferred stock.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2015, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 8, we completed several subscriptions of a $5 million PIPE through and subsequent to September 30, 2015. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2015 was $2,679,949 as compared to $2,202,713 for the nine months ended September 30, 2014. The increase in cash used in operations in 2015 is principally due to the increase in loss from operations, a decrease in accounts payable, and an increase in the purchase of materials for product manufacturing.

Cash used in investing activities for the nine months ended September 30, 2015 and 2014 was not significant.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $2,289,538 as compared to $2,276,651 for the same period in the prior year. The cash from financing activities in the period ending September 30, 2015 includes $3,991,437 from convertible debt, net of fees and original note discounts, less convertible debt payments of $2,107,065. We also received $1,300,000 from non-convertible debt, net of fees, less payment on non-convertible debt of $537,641. In the prior year we received $957,744 from convertible debt and $1,476,360 in proceeds from our Series K Convertible Preferred Stock offering.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2015 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2014. These material weaknesses are the following:

●	A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

●	A lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, valuation of warrants and other equity transactions.

●	These two deficiencies were exaggerated by the resignation of our CFO, Richard Thomley, on November 6, 2015.

We continue to plan to remediate those material weaknesses as follows:

●	Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. We plan to hire additional senior accounting personnel or additional independent consultants once we generate significantly more revenue or raise significant additional working capital.

●	Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three month and nine month period ended September 30, 2015, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Note 6, Convertible Debt and Other Debt, for a discussion of the sale of unregistered securities that took place for the quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 6, 2015, Richard Thomley, our Chief Executive Officer, resigned from his position as Acting CFO. We have not identified a replacement at this time. Until we find an adequate replacement, our Chief Executive Officer, Ric Shumacher will sign as acting Chief Financial Officer.

Item 6. Exhibits

Exhibits

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

PRESSURE BIOSCIENCES, INC.

Date: November 12, 2015	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

