Form 10-K
period 2015-12-31
PRESSURE BIOSCIENCES INC
filed 2016-04-05
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015 or

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

(Title of Class)
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share Preferred Share Purchase Rights	OTC Markets Group, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $4,249,932 based on the closing price of $0.23 per share of Pressure BioSciences, Inc. common stock as quoted on the OTC Markets QB exchange on that date.

As of April 1, 2016, there were 23,209,898 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS.

Throughout this document we use the following terms: Barocycler®, PULSE®, and BioSeq®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BarozymeTM and BaroFlexTM Strips, all of which are unregistered trademarks of the Company.

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

We hold 14 United States and 10 foreign patents covering multiple applications of PCT in the life sciences field. Our pressure cycling technology employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, which include:

●	biological sample preparation – including but not limited to sample extraction, homogenization, and digestion - in such study areas as genomic, proteomic, lipidomic, metabolomic and small molecule;

●	pathogen inactivation;

●	protein purification;

●	control of chemical reactions, particularly enzymatic; and

●	immunodiagnostics.

We are also the exclusive distributor throughout all of the Americas for the Constant Systems cell disruption equipment, parts, and consumables. Constant Systems, Ltd. (“CS”), a British company located about 90 minutes northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment required by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has over 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

The CS pressure-based cell disruption equipment and the PBI PCT-based instrumentation complement each other in several important ways. While both the CS and PBI technologies are based on high pressure, each product line has fundamental scientific capabilities that the other does not offer. PBI’s PCT Platform uses certain patented pressure mechanisms to achieve small-scale, molecular level effects. CS’s technology uses different, proprietary pressure mechanisms for larger-scale, non-molecular level processing. In a number of routine laboratory applications, such as protein extraction, both effects can be critical to success. Therefore, for protein extraction and a number of other important scientific applications, we believe laboratories will benefit by using the CS and PBI products, either separately or together.

Within the broad field of biological sample preparation, we focus the majority of our PCT and constant pressure (“CP”) product development efforts in three specific areas: biomarker discovery (primarily through mass spectrometric analysis at the present time), forensics and histology.

●

Biomarker Discovery - Mass Spectrometry. A biomarker is any substance (e.g., protein, DNA) that can be used (i) as an indicator of the presence or absence of a particular disease-state or condition, (ii) to measure disease progression, and (iii) to measure the effects of therapy. Biomarkers can help in the diagnosis, prognosis, therapy, prevention, surveillance, control, and cure of diseases and medical conditions.

A mass spectrometer is one of the laboratory instruments used in the analysis of biological samples, primarily proteins, in life sciences research. It is frequently used to help discover biomarkers. According to a recently published market report by marketing firm Transparency Market Research (www.transparencymarketresearch.com) “Spectrometry Market (Atomic, Molecular and Mass Spectrometry) - Global Scenario, Trends, Industry Analysis, Size, Share & Forecast 2011 – 2017,” the global spectrometry market was worth $10.2 billion in 2011 and is expected to reach $15.2 billion in 2017, growing at a compound annual growth rate of 6.9% from 2011 to 2017. In the overall global market, the North American market is expected to maintain its lead position in terms of revenue until 2017 and is expected to have approximately 36.2% of the market revenue share in 2017, followed by Europe. We believe that both PCT and CP-based products offer significant advantages in speed and quality compared to current techniques used in the preparation of samples for mass spectrometric analysis.

●

Forensics. The detection of DNA has become a part of the analysis of forensic samples by laboratories and criminal justice agencies worldwide in their efforts to identify the perpetrators of violent crimes and missing persons. Scientists from the University of North Texas and Florida International University have reported improvements in DNA yield from forensic samples e.g., bone, and hair, using PCT in the sample preparation process. We believe PCT may be capable of differentially extracting DNA from sperm and female epithelial cells in swabs collected from rape victims and stored in rape kits. According to the Joyful Arts Foundation’s website, an organization focused on bringing justice to all victims of rape cases that remain unsolved (http://endthebacklog.org/whatisthebacklog.htm), “Experts in the federal government estimate that there are hundreds of thousands of untested rape kits in police and crime lab storage facilities throughout the United States.” We believe this backlog exists for reasons such as cost, processing time, and quality of results. We further believe that the ability to differentially extract DNA from the sperm cells while not extracting DNA from the female epithelial cells could reduce the cost of such testing, while increasing the quality, safety and speed of the testing process.

●

Histology. The most commonly used technique worldwide for the preservation of biopsies of cancer and other tissues for subsequent pathology evaluation is formalin-fixation followed by paraffin-embedding (“FFPE”). We believe that the quality and analysis of FFPE tissues is highly problematic. We believe PCT offers significant advantages over current processing methods. These advantages include standardization, speed, biomolecule recovery, and safety.

Our customers include researchers at academic laboratories, government agencies, biotechnology, pharmaceutical and other life sciences companies in the United States, and distribution partners in foreign countries.

We have experienced negative cash flows from operations with respect to our business since inception. As of December 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity and debt financing subsequent to December 31, 2015, we believe our current and projected cash resources will enable us to extend our cash resources for the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2015, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Developments

We reported a number of accomplishments during 2015 including:

●	December 31, we closed on two additional subscriptions totaling $155,000 in our $5 Million PIPE transaction, bringing the total to $4,910,000.

●

December 15, we reported the close of an additional $730,000 in our $5 Million PIPE transaction, bringing the total to $4,755,000. We also reported the repayment of 100% of the floorless loans previously owed by PBI.

●

November 12, we announced Q3 2015 financial results, including record revenue for the quarter and nine-month periods ended September 30, a 55% increase in total revenue compared to the same quarter in 2014, and a 13.4% decrease in operating loss for the third quarter of 2015.

●	October 16, the Company announced a collaboration agreement with Florida International University to co-develop an improved rape kit test method, based on the Company’s patented PCT platform. With a backlog of untested rape kits estimated at approximately 400,000, and with an estimated 180,000 new sexual assaults each year, an improved testing method is vitally needed.

●	September 1, we announced that a recent publication in a peer-reviewed journal indicated that PBI’s PCT platform could play a significant role in personalized/precision medicine, including cancer tissue biopsies.

●	August 17, we announced Q2 2015 financial results, including increases in all major revenue categories for the second quarter, and record total revenue for the six month period ended June 30, 2015.

●	August 14, DM WDM, a small cap investment bank, announced the exchange of 1M shares of PBI (valued at $0.50/share) for 601,500 shares of Everest Investments Holdings, the formation of Pressure BioSciences Europe, and $250,000 of market support for PBI by WDM.

●	July 23, we announced the close of a $2.18M initial tranche of a $5 Million Private Placement.

●	July 15, we announced that PCT was a key workflow component in a study to discover potential biomarkers and underlying pathways in the emergence and progression of COPD-associated lung cancer.

●	July 13, we reported that Chinese and Swiss researchers suggested a workflow that included the PCT platform that they believed could potentially accelerate the discovery of new biomarkers for the early diagnosis and prediction of complications in diabetes.

●	July 7, we announced promising results when our PCT Platform was incorporated in a new method for improving the extraction of DNA from rape kits and other forensic samples.

●	June 29, we announced that scientists from the Institute of Molecular Systems Biology in Zurich, Switzerland presented data on an improved method for the proteomic profiling and classification of prostate cancer tissue biopsy samples at an important international scientific conference.

●	May 4, we announced the publication of three scientific articles that show key advantages of the PCT platform in drug discovery & design, cancer detection, and in the analysis of microbial communities in soil.

●	April 30, we announced that scientists from Northwestern University had successfully extracted cotinine (metabolite of nicotine) from dried blood spots and theorized that the Company’s new Barozyme High-throughput system might also improve the extraction of other chemical toxins and carcinogens as well.

●	April 14, we announced a collaboration agreement with Southern University at New Orleans for improving and extending applications of the PCT platform for DNA detection in forensic samples.

●	March 31, we announced FY 2014 financial results, including an almost 30% increase in products and services revenue compared to FY 2013.

●	March 12, we released PCT-HD, “the Next Generation Protein Preparation System” in two separate presentations at a major international scientific meeting in Tempe, Arizona.

●	February 19, we announced the award of a $1 million NIH SBIR Phase II Grant to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing (“NGS”).

●	February 10, we received the first Purchase Order for our Barozyme HT48 High-Throughput System.

●	January 21, we announced the receipt of over $1.16 million during the past two months from equity investments, and that we planned to expand our marketing, sales, and operations capabilities.

Liquidity

Management has developed a plan to continue operations. This plan includes controlling expenses, streamlining operations, and obtaining capital through equity and/or debt financing. We have been successful in raising cash through debt and equity offerings in the past and as described in this annual report. We closed $4,910,000 of a $5 million PIPE through December 31, 2015, and have closed additional subscriptions subsequent to December 31, 2015. We have efforts in place to continue to raise cash through debt and equity offerings.

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

Biomarker Discovery - Mass Spectrometry

A biomarker is any substance (e.g., protein, DNA) that can be used as an indicator of the presence or absence of a particular disease-state or condition, and to measure the progression and effects of therapy. Biomarkers can help in the diagnosis, prognosis, therapy, prevention, surveillance, control, and cure of diseases and medical conditions.

A mass spectrometer is a laboratory instrument used in the analysis of biological samples, often focused on proteins, in life sciences research. It is frequently used to help discover biomarkers. According to a recently published market report by Transparency Market Research (www.transparencymarketresearch.com) “Spectrometry Market (Atomic, Molecular and Mass Spectrometry) - Global Scenario, Trends, Industry Analysis, Size, Share & Forecast 2011 – 2017,” the global spectrometry market was worth $10.2 billion in 2011 and is expected to reach $15.2 billion in 2017, growing at a compound annual growth rate of 6.9% from 2011 to 2017. In the overall global market, the North American market is expected to maintain its lead position in terms of revenue till 2017 and is expected to have approximately 36.2% of the market revenue share in 2017, followed by Europe. We believe PCT and CP-based products offer significant advantages in speed and quality compared with current techniques used in the preparation of samples for mass spectrometry analysis.

Our plan is to focus primarily on the application of PCT-enhanced protein extraction and CP-based digestion for the mass spectrometry market and the advantages of PCT and CP in this market, and on the use of PCT and CP in biomarker discovery, soil and plant biology, counter bio-terrorism and tissue pathology applications.

Forensics

The detection of DNA has become a part of the analysis of forensic samples by laboratories and criminal justice agencies worldwide in their efforts to identify the perpetrators of violent crimes and missing persons. Scientists from the University of North Texas and Florida International University have reported improvements in DNA yield from forensic samples (e.g., bone and hair) using PCT in the sample preparation process. We believe that PCT may be capable of differentially extracting DNA from sperm cells and female epithelial cells in swabs collected from rape victims and stored in rape kits. We also believe that there are many completed rape kits that remain untested for reasons such as cost, time and quality of results. We further believe that the ability to differentially extract DNA from sperm and not epithelial cells could reduce the cost of such testing, while increasing the quality, safety and speed of the testing process.

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

Sample Extraction Process

The process of preparing samples for genomic, proteomic and small molecule studies includes a crucial step called sample extraction or sample disruption. This is the process of extracting nucleic acid i.e., DNA and/or RNA, proteins or small molecules from the plant or animal cells and tissues that are being studied. Sample preparation is widely regarded as a significant impediment to research and discovery and sample extraction is generally regarded as one of the key parts of sample preparation. Our current commercialization efforts are based upon our belief that pressure cycling technology provides a superior solution to sample extraction compared with other available technologies or procedures and can thus significantly improve the quality of sample preparation, and thus the quality of the test result.

Collaboration Program

Our collaboration program is an important element of our business strategy. Initiating a collaboration with a researcher involves the installation of a Barocycler instrument for an agreed upon period of time of approximately three to twelve months, and the execution of an agreed upon work plan. Our primary objectives for entering into a collaboration agreement include:

●	the development of a new application for PCT and CP in sample preparation;

●	the advancement and validation of our understanding of PCT and CP within an area of life sciences in which we already offer products;

●

the demonstration of the effectiveness of PCT and CP by specific research scientists, particularly Key Opinion Leaders (“KOLs”), who we believe can have a positive impact on market acceptance of PCT; and

●	the expectation of peer-reviewed publications and/or presentations at scientific meetings by a third party on the merits of PCT and CP.

Since we initiated our collaboration program in June 2005, third party researchers have cited the use of our PCT platform in multiple publications and presentations. We believe that this program has provided and continues to provide us with independent and objective data about PCT from well-respected laboratories in the United States and throughout the rest of the world.

Company Products

We believe our PCT and CP products allow researchers to improve scientific research studies in the life sciences field. Our products are developed with the expectation of meeting or exceeding the needs of research scientists while enhancing the safety, speed and quality that is available to them with existing sample preparation methods.

Barocycler Instrumentation

Our Barocycler product line consists of laboratory instrumentation that subjects a sample to cycles of pressure from ambient (approximately 14.5 psi) to ultra-high levels (35,000 psi or greater) and then back to ambient; all in a precisely controlled manner. Our instruments (the Barocycler NEP3229, the Barocycler NEP2320, and the HUB440) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release nucleic acids, proteins, lipids and small molecules from the specimen into our consumable processing tube, referred to as our PULSE Tubes and MicroTubes. Our Barocycler instrumentation is designed to fit on a laboratory bench top, inside a biological safety cabinet, or on the shelf of a laboratory cold room. Our instruments have an external chiller hook-up (to control temperature during the PCT process), automatic fill and dispensing valves, and an integrated micro-processor keypad or a laptop computer. The microprocessor or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler instruments and our consumable products make up our current PCT Sample Preparation System (see below).

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

Barocycler NEP2320 – The Barocycler NEP2320 is a smaller, more compact version of our NEP3229 unit. It weighs approximately 80 pounds (with accessories) and works on compressed air (pneumatic) instead of hydraulics like the larger NEP3229 unit. Because this instrument is pneumatic, the NEP2320 can be easily attached by an air hose to a typical 85-psi air compressor found in most scientific laboratories, as well as to many consumer-sold portable compressors or even to bottled gas. This instrument is used by our sales staff as a demonstration instrument and is marketed as a second instrument alternative to our PCT SPS. The Barocycler NEP2320 is capable of processing one sample at a time using our specially designed, single-use PULSE Tubes and up to 16 samples simultaneously using our specially-designed MicroTubes.

Barocycler HUB440 – The Barocycler HUB440 was introduced to collaborators in the electron paramagnetic resonance (“EPR”) market in 2011 for testing in a laboratory environment, and to elicit feedback from research scientists on performance and capabilities. The Barocycler HUB440 is capable of creating and controlling hydrostatic pressure from 500 psi to 58,000 psi. It is computer controlled, and runs on software that was specially-written by PBI in LabVIEW (software from National Instruments Corporation). PBI owns the rights and has a license to use the specialty LabVIEW software. The Barocycler HUB440 is the first portable, ready to use pressure generator for the laboratory bench. We believe that over the coming years, the Barocycler HUB440 may become the main instrument in the Company’s pressure-based instrument line.

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

Barocycler HUB880 - The Barocycler HUB880 is a new instrument expected to be available for sale during the second half of 2016. It is a compact, portable, bench-top, ultra-high pressure generator that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the food and vaccine industries.

Barozyme HT48 - The Barozyme HT48 is a high throughput bench-top instrument designed for accelerated enzymatic digestion of proteins at high pressure. The Barozyme HT48 uses an air-pressure-to-liquid-pressure intensifier system, with a pressure amplification ratio of 160:1, to reach an output pressure of 20,000 psi. The Barozyme HT48 is capable of processing up to 48 samples at a time in six single-use BaroFlex 8-well Strips in the Barozyme Sample Carrier. Typical trypsin digestion times can be reduced from hours to minutes.

BaroFlex 8-well Processing Strips - Baroflex 8-well Strips are used in the Barozyme HT48 (See Specification Sheet) for pressure-enhanced enzymatic digestion at 20,000 psi. BaroFlex 8-well Strips are made of special high density polyethylene (HDPE) and hold up to 140µl when capped with the BaroFlex Cap Strips or Mats. BaroFlex 8-Cap Strips and BaroFlex 24-Cap Mats are made of silicone. These single-use caps are designed to seal BaroFlex 8-well Strips tightly and to prevent fluid exchange between the sample and the Barozyme chamber fluid during pressure cycling. The silicone caps are available as strips of 8, or mats of 24 caps.

PCT-HD - The PCT-HD System combines two of the Company’s unique products: the recently released, patent-pending µPestle consumable with an enhanced Barocycler NEP2320 instrument. This combination enables faster, less cumbersome and higher quality homogenization, extraction, and digestion of proteins. PCT-HD was developed by the Company’s scientists and engineers in collaboration with Professor Ruedi Aebersold and Dr. Tiannan Guo of the Institute of Molecular Systems Biology, ETH Zurich, and the University of Zurich, both in Zurich, Switzerland. Drs. Aebersold and Guo combined PCT-HD with AB SCIEX’s SWATH-Mass Spectrometry – calling the resulting method “PCT-SWATH”. This protocol can yield analytical results within 12 hours from the start of processing tissue. Although Drs. Aebersold and Guo developed protocols for the combination of PCT-HD with SWATH-MS, the PCT-HD System is not limited to any specific mass spectrometer or method of data analysis. Subsequently, we believe the PCT-HD System can provide most researchers with unprecedented speed and reproducibility for biomarker discovery.

Cell Disruption Instrumentation

We are also the exclusive distributor throughout all of the Americas for the Constant Systems cell disruption equipment, parts, and consumables. Constant Systems, Ltd (“CS”), a British company located about 90 minutes northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment required by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has over 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

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

Barocycler Consumable Products

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

Non-Disk PULSE Tubes (FT500-ND) – The FT500-ND PULSE Tube is a specially-designed, plastic, single-use, processing container with one chamber. The FT500-ND is similar to the FT500 in look and feel, except there is no Lysis Disk separating the body of the processing container into two chambers, as in the FT500. The design change was based on market demand for a PCT consumable for the rapid and reproducible processing of solutions and suspensions that do not require partial homogenization by passage through a Lysis Disk and for a consumable that could accept smaller sample volumes. The FT500-ND offers variable sample volumes with a range five times that of the existing FT500.

ProteoSolve - SB – (ProteoSolve for Systems Biology) is a PCT-dependent method for the simultaneous extraction, isolation and fractionation of nucleic acids (DNA and RNA), proteins and lipids from animal and plant samples routinely used in laboratory research. This patent-pending kit contains proprietary reagents, consumable processing containers (PULSE Tubes) and instructions for use. It is intended to be used with our patented PCT Sample Preparation System. The kit is based on an approach to a “systems biology” sample preparation method that was first unveiled during early 2008 in collaboration with Dr. Alexander Ivanov, who was then with the Harvard School of Public Health.

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

Mitochondria Isolation Kits – These kits contain the chemical ingredients necessary for a scientist to extract mitochondria from skeletal muscle and lung tissue for subsequent analysis. Mitochondria play a major role in generating the energy required to power most cell processes and are involved in other important cell functions. Mitochondria have been implicated in several human diseases, including heart disease, stroke, Parkinson’s disease, cancer and other mitochondrial diseases.

Micro-Pestle (μPestles) - PCT μPestles, in conjunction with PCT MicroTubes, are designed to enhance the extraction of protein, DNA, RNA and small molecules from minute amounts (0.5 – 3.0 mg) of solid tissue in extraction reagent volumes as low as 20-30 μL. PCT MicroTubes and PCT μPestles use Pressure Cycling Technology (PCT) to effectively disrupt soft tissues and lyse their cells. As a result, the tissue sample trapped between the MicroTube end and the μPestles tip is crushed on every pressure cycle. This mechanical action, combined with the extraction ability of the buffer under high pressure, result in effective homogenization and extraction.

PCT μPestles and PCT MicroTubes, together with a PBI Barocycler, comprise the PCT Micro-Pestle System, which provides a faster, safer, and more efficient means of extraction from extremely small amounts of solid samples such as soft animal tissues or biopsies. The PCT μPestle System can be used in any PBI Barocycler.

PCT μPestles are made from Polytetrafluoroethylene (PTFE), a synthetic fluoropolymer of tetrafluoroethylene, also known as Teflon (by DuPont Co). PTFE is practically inert; the only chemicals known to affect it are certain alkali metals and most highly-reactive fluorinating agents.

We believe our development of these products has helped, and will continue to help, drive the adoption of PCT within the life sciences market.

Company Services

Government Grants and Contracts

We view federal agency grants to be an important part of our business plan. These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology. We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program. Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000. Because our work in SBIR Phase I grants has been successful, we have applied, and may in the future apply for larger National Institutes of Health (“NIH”) SBIR Phase II grants. Such larger grants are typically for a two-year period and can offer as much as $1,000,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded. To date, we have been awarded five NIH SBIR Phase I grants and three SBIR Phase II grants. The data on three of the NIH SBIR Phase I grants were the basis for the submission, and subsequent award. Of the three NIH SBIR Phase II grants awarded to us: one was in the approximate amount of $850,000 in August 2008, the second was in the approximate amount of $850,000 in September 2011, and the third award was in the approximate amount of $1,020,000 awarded in November 2014. All three of the NIH SBIR Phase I grants and the August 2008 and September 2011, NIH SBIR Phase II grants have been completed.

The 2008 SBIR Phase II grant (2R44GM079059) was awarded to us by the NIH for work in the area of using PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies might ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from human and animal tissues. The 2011 SBIR II contract (W81XWH-10-C-0-175) was awarded to us by the U.S. Army for the development of a universal method for the inactivation, extraction, and enrichment of pathogens in diagnostic samples, including arthropod hosts of military importance. The work covered by this grant was significant in helping us develop the recently released Barozyme HT48 High Throughput System. The 2014 SBIR Phase II grant (2R44HG007136) was awarded to us by the National Human Genome Research Institute of the National Institutes of Health (“NIH”). Entitled “High Pressure Sample Preparation Instrumentation for DNA Sequencing”, this grant will help fund the development of an automated, high-throughput, high pressure system (instrument and consumables), to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms. This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years.

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

Customers

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the United States. Our customers also include a number of foreign distribution partners. Our goal is to continue our market penetration in these target groups and releasing products in our publicized product pipeline. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories at current customer institutions.

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

Further, we are aware that the cost of the PCT Sample Preparation System may be greater than the cost of many of the other methods currently employed. Consequently we are focusing our sales efforts on those product attributes that we believe will be most important and appealing to potential customers, namely versatility, reproducibility, quality and safety.

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

Product Pipeline

The following instruments are in our research and development pipeline:

●

Barocycler NEP2320 Extreme – we have designed a major upgrade to our number one selling Barocycler unit, the NEP2320. The NEP2320 Extreme will use a laptop computer (instead of the current microprocessor), will be able to reach 45,000 psi on a routine basis (compared to 35,000 psi for the NEP2320), will have a larger pressure chamber, better temperature and pressure control, and better ergonomics (compared to the NEP2320).

●	Barocycler FFPE Protein Extraction Instrument System - A PCT-based system offering the enhanced extraction of proteins from formalin-fixed, paraffin-embedded (“FFPE”) samples using a modified Barocycler instrument that combines the advantages of pressure cycling, high temperature and certain reagents.

●	XstreamPCT™ HPLC Digestion Module - For automated, in-line, on-demand PCT-enhanced protein digestion; the first module in PBI’s PCT-based HPLC platform.

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

Foreign Distributor Network

Currently, we have multiple distribution arrangements covering countries in Europe, Asia and Australia. In June 2008, we entered into a distribution agreement with Veritas Corporation (“Veritas”) of Tokyo, Japan pursuant to which we granted Veritas exclusive distribution rights to all of our products in Japan. This agreement terminated on December 31, 2015. We are currently interviewing new companies who have indicated an interest in distributing our products in Japan. In October 2011, we entered into a distribution agreement with IUL Instruments GmbH (“IUL”) of Germany pursuant to which we granted IUL exclusive distribution rights to all of our products in Germany and Switzerland through March 31, 2014. IUL currently distributes PBI products through our agreement with Constant Systems. In November 2011, we entered into a distributor agreement with Oroboros Instruments Corp. (“Oroboros”) of Austria pursuant to which we granted Oroboros non-exclusive world-wide distribution rights to the PBI Shredder SG3 System and related products through December 31, 2015. We are currently negotiating an extension to the Oroboros agreement. In March and July 2012, we entered into a distribution agreement with six companies pursuant to which we granted non-exclusive distribution rights to certain PCT products in six European and Asian countries and Australia through December 2013. Currently all six companies distribute PBI products through our agreement with Constant Systems. In October 2012, we entered into a supply agreement with Cole Parmer Corporation pursuant to which we granted Cole Parmer non-exclusive, worldwide distribution rights to our PBI Shredder SG3 System and related consumables through December 2014. This supply agreement has now expired. In November 2012, we entered into a distribution agreement with UK-based Constant Systems (“CS”), pursuant to which we granted Constant Systems non-exclusive distribution rights to certain of our PCT SPS product line in 12 European and Asian countries. In June 2013, CS and PBI signed an expanded Distribution Agreement that made PBI the exclusive distributor of CS products throughout all of the Americas. Both of these agreements were extended to May 31, 2017. We expect these agreements will be extended for a minimum of two additional years.

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

In January 2016, SCIEX, a global leader in life science analytical technologies, announced an exclusive two-year co-marketing agreement with PBI. In their press release, SCIEX stated that the relationship with PBI will uniquely position SCIEX to address a major challenge in complex sample preparation by marketing a complete solution to increase the depth, breadth, and reproducibility of protein extraction, digestion, and quantitation in all tissue types, including challenging samples like tumors. Under the agreement, PBI and SCIEX will promote PCT Sample Preparation Systems such as PCT-HD with SWATH® Acquisition-based next generation proteomics, TripleTOF® Systems, QTRAP® Systems, and Triple Quad Systems. This focus on improved sample preparation, a crucial step performed in research laboratories worldwide, will enable scientists to extract more proteins reproducibly from complex sample types, potentially yielding superior biological insights and discoveries.

In January and May 2012, we entered into co-marketing/selling and research and development agreements with Digilab, a provider of products for life sciences, analytical chemistry and diagnostic markets, and LEAP Technologies, a provider of automation equipment for the genomic and proteomic industries. These agreements have recently ended.

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

License Agreements Relating to Pressure Cycling Technology

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc., a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the years ended December 31, 2015 and 2014, we incurred approximately $31,301 and $31,835, respectively, in royalty expense associated with our obligation to BioMolecular Assays, Inc.

In connection with our acquisition of BioSeq, Inc., we licensed certain limited rights to the original pressure cycling technology back to BioMolecular Assays, Inc. This license is non-exclusive and limits the use of the original pressure cycling technology by BioMolecular Assays, Inc. solely for molecular applications in scientific research and development and in scientific plant research and development. BioMolecular Assays, Inc. is required to pay us a royalty equal to 20% of any license or other fees and royalties, but not including research support and similar payments, it receives in connection with any sale, assignment, license or other transfer of any rights granted to BioMolecular Assays, Inc. under the license. BioMolecular Assays, Inc. must pay us these royalties until the expiration in 2016 of the patents held by BioSeq, Inc. since 1998. We have not received any royalty payments from BioMolecular Assays, Inc. under this license.

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013 the minimum annual royalty was $1,200 and $2,900 for the years ended 2015 and 2014, respectively.

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

Employees

At December 31, 2015, we had eleven (11) full-time employees and three (3) part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We concluded that as of December 31, 2015, our disclosure controls and procedures and our internal control over financial reporting were not effective. As described in Item 9A of this Annual Report on Form 10-K, we have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

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

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2015, we recorded a net loss applicable to common shareholders of $7,438,492, or ($0.36) per share, as compared with $6,251,726, or ($0.44) per share, of the corresponding period in 2014. We expect to continue to incur operating losses until sales of our PCT and CP products increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

Our instrumentation operates at high pressures and may therefore become subject to certain regulations in the European Community. Regulation of high pressure equipment may limit or hinder our development and sale of future instrumentation.

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

Our current pressure cycling technology products in the area of sample preparation for the research field are not regulated by the FDA. Certain applications in which we intend to develop and commercialize pressure cycling technology, such as protein purification, pathogen inactivation and immunodiagnostics, are expected to require regulatory approvals or clearances from regulatory agencies, such as the FDA, prior to commercialization, when we expand our commercialization activities outside of the research field. We expect that obtaining these approvals or clearances will require a significant investment of time and capital resources and there can be no assurance that such investments will receive approvals or clearances that would allow us to commercialize the technology for these applications.

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

A number of companies have developed, or are expected to develop, products that compete or will compete with our products. We compete with companies that have existing technologies for the extraction of nucleic acids, proteins and small molecules from cells and tissues, including but not limited to methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution.

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

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2015, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock.

As of December 31, 2015, all of the shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of common stock. As of December 31, 2015 only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were outstanding. Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2015, the Company has issued notes convertible into common stock at prices ranging from $0.28 to $0.45 per common share. If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all notes were converted, each as of December 31, 2015, an additional 88,113,929 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

The price of common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.13 to a high of $0.78 since January 1, 2014. Many factors could have a significant impact on the future price of our shares of common stock, including:

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

Our restated articles of organization, as amended, currently authorize the issuance of up to 65,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 31, 2016, we had 23,209,898 shares of common stock issued and outstanding; 300 units of Series D issued and outstanding (convertible into 750,000 shares of common stock); 86,750 shares of Series G Convertible Preferred Stock (convertible into 865,700 shares of common stock); 3,546 shares of Series J Convertible Preferred Stock (convertible into 3,546,000 shares of common stock); 10,000 shares of Series H Convertible Preferred Stock (convertible into 1,000,000 shares of common stock); 21 shares of Series H2 Convertible Preferred Stock (convertible into 2,100,000 shares of common stock); 11,416 shares of Series K Convertible Preferred Stock (convertible into 11,416,000 shares of common stock); outstanding options and warrants to purchase an aggregate of 34,863,199 shares of common stock; and convertible debt convertible into 19,289,286 shares of common stock. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

Our Common Stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and

●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

The holders of our shares of Series D are entitled to payment, prior to payment to the holders of common stock in the event of liquidation of the Company. If we are dissolved, liquidated or wound up at a time when the Series D Preferred Stock remain outstanding, the holders of the Series D Preferred Stock will be entitled to receive only an amount equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends, to the extent that we have funds legally available. Any remaining assets will be distributable to holders of our other equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $4,800 per month, on a lease extension, signed on December 29, 2015, that expires December 31, 2016, for our corporate office.

On November 1, 2014 we signed a lease for lab space in Medford, MA. We subsequently expanded our space in Medford. The lease expires December 30, 2017 and requires monthly payments of $5,385 subject to annual cost of living increases.

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

The following table sets forth, for the periods indicated, the high and low sales price and the high and low bids, as applicable, per share of common stock, as reported by the OTC Markets from January 1, 2014 through December 31, 2015.

	Year Ended December 31, 2015
	High	Low
First Quarter	$0.45	$0.17
Second Quarter	$0.38	$0.20
Third Quarter	$0.32	$0.20
Fourth Quarter	$0.49	$0.20

	Year Ended December 31, 2014
	High	Low
First Quarter	$0.78	$0.23
Second Quarter	$0.64	$0.32
Third Quarter	$0.40	$0.24
Fourth Quarter	$0.35	$0.13

Authorized Capital

As of December 31, 2015, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock and 15,000 shares as Series K Convertible Preferred Stock.

As of December 31, 2015, there were 23,004,898 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; Series E Convertible Preferred Stock. As of December 31, 2015 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 750,000 shares of common stock, 86,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 865,700 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 1,000,000 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 2,100,000 shares of common stock, 3,546 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 3,546,000 shares of common stock, and 11,416 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 11,416,000 shares of common stock.

Approximate Number of Equity Security Holders

As of December 31, 2015, there were approximately 212 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2015, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2015 and 2014 are outlined in the table below.

Dividends paid in common stock or cash			Dividends payable
For The Year Ended December 31,			For The Year Ended December 31,
	2015	2014		2015	2014
Series D	$-	$-	Series D	$-	$-
Series E	-	-	Series E	-	-
Series G	-	58,268	Series G	1,200	1,200
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	24,648	Series J	83,926	83,926
Series K	14,894	-	Series K	170,607	163,733
	$14,894	$82,916		$255,733	$248,859

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

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels - at controlled temperatures and specific time intervals - to rapidly and repeatedly control the interactions of bio-molecules, such as DNA, RNA, proteins, lipids, and small molecules. Our laboratory instrument, the Barocycler®, and our internally developed consumables product line, including PULSE (Pressure Used to Lyse Samples for Extraction) Tubes and MicroTubes, other processing tubes, and application specific kits (which include consumable products and reagents) together make up our PCT Sample Preparation System, or PCT SPS.

We have experienced negative cash flows from operations with respect to our PCT business since our inception. As of December 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities. Based on our current projections, including equity financing subsequent to December 31, 2015, we believe our current and projected cash resources will enable us to extend our cash for the foreseeable future.

The audit report issued by our independent registered public accounting firm on our consolidated audited financial statements for the fiscal year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2015 states that there is substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2015 to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter or possibly discontinue operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have entered into various fixed rate convertible debentures ($5M PIPE) throughout 2015 for net proceeds of $4,910,000. We also received approximately $1,400,000 of net proceeds from non-convertible debt lenders of which $600,000 was invested in the $5M PIPE, $746,000 was paid off in 2015, and $154,000 remained due on December 31, 2015.

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

●	Biomarker Discovery - Mass Spectrometry. A biomarker is any substance (e.g., protein) that can be used as an indicator of the presence or absence of a particular disease-state or condition, and to measure the progression and effects of therapy. Biomarkers can help in the diagnosis, prognosis, therapy, prevention, surveillance, control, and cure of diseases and medical conditions. A number of laboratory instruments are used to help discover biomarkers; a leader among these is the mass spectrometer. The mass spectrometer is one of the laboratory instruments frequently used to help discover biomarkers.

A mass spectrometer is a laboratory instrument used in the analysis of biological samples, frequently for proteins, in life sciences research. According to a recently published market report by Transparency Market Research (www.transparencymarketresearch.com) “Spectrometry Market (Atomic, Molecular and Mass Spectrometry) - Global Scenario, Trends, Industry Analysis, Size, Share & Forecast 2011 – 2017,” the global spectrometry market was worth $10.2 billion in 2011 and is expected to reach $15.2 billion in 2017, growing at a compounded annual growth rate of 6.9% from 2011 to 2017. In the overall global market, the North American market is expected to maintain its lead position in terms of revenue until 2017 and is expected to have approximately 36.2% of the market revenue share in 2017 followed by Europe. We believe PCT offers significant advantages in speed and quality compared with current techniques used in the preparation of samples for mass spectrometry analysis.

●	Forensics. The detection of DNA has become a part of the analysis of forensic samples by laboratories and criminal justice agencies worldwide in their efforts to identify the perpetrators of violent crimes and missing persons. Scientists from the University of North Texas and Florida International University have reported improvements in DNA yield from forensic samples e.g., bone and hair using PCT in the sample preparation process. We believe that that PCT may be capable of differentially extracting DNA from sperm cells and (female) epithelial cells in swabs collected from rape victims and stored in rape kits. We believe that there are many completed rape kits that remain untested for reasons such as cost, time, and quality of results. We further believe that the ability to differentially extract DNA from sperm cells and not epithelial cells could reduce the cost of such testing, while increasing the quality, safety, and speed of the testing process.

●	Histology. The most commonly used technique worldwide for the preservation of cancer and other tissues for subsequent pathology evaluation is formalin-fixation followed by paraffin-embedding. We believe that the quality and analysis of FFPE tissues is highly problematic, and that PCT offers significant advantages over current processing methods, including standardization, speed, biomolecule recovery, and safety.

We view federal agency grants to be an important part of our business plan. These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology. We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program. Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000. Because our work in SBIR Phase I grants has been successful, we have applied, and may in the future apply for larger National Institutes of Health (“NIH”) SBIR Phase II grants. Such larger grants are typically for a two-year period and can offer as much as $1,000,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded. To date, we have been awarded four NIH SBIR Phase I grants and three SBIR Phase II grants. The data on three of the NIH SBIR Phase I grants were the basis for the submission, and subsequent award, of all three of the NIH SBIR Phase II grants awarded to us: one was in the approximate amount of $850,000 in August 2008, the second was in the approximate amount of $850,000 in September 2011, and the third award was in the approximate amount of $1,020,000 awarded in November 2014. All three of the NIH SBIR Phase I grants and the August 2008 and September 2011 NIH SBIR Phase II grants have been completed.

The 2008 SBIR Phase II grant (2R44GM079059) was awarded to us by the NIH for work in the area of using PCT to extract protein biomarkers, sub-cellular molecular complexes, and organelles, with the expectation that these studies might ultimately lead to the release of a new, commercially available PCT-based system, with validated protocols, end-user kits, and other consumables intended for the extraction of clinically important protein biomarkers, sub-cellular molecular complexes, and organelles from human and animal tissues. The 2011 SBIR II contract (W81XWH-10-C-0-175) was awarded to us by the US Army for the development of a universal method for the inactivation, extraction, and enrichment of pathogens in diagnostic samples, including arthropod hosts of military importance. The work covered by this grant was significant in helping us develop the recently released Barozyme HT48 High Throughput System. The 2014 SBIR Phase II grant (2R44HG007136) was awarded to us by the National Human Genome Research Institute of the National Institutes of Health (“NIH”). Entitled “High Pressure Sample Preparation Instrumentation for DNA Sequencing”, this grant will help fund the development of an automated, high-throughput, high pressure system (instrument and consumables), to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms. This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years.

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

On January 28, 2016 in a report focused on the exclusive co-marketing agreement between SCIEX and PBI, Emerging Growth LLC indicates the combination of the two company’s technologies could result in superior biological insights and discoveries and in rapid and dramatic revenue growth for PBI.

On February 3, 2016 SCIEX and Children’s Hospital Medical Research Institute (Sydney, Australia) announced they had joined forces to advance the promise of precision medicine. The partners stated they would benefit from SCIEX’s exclusive collaborators, including Pressure BioSciences, and PBI’s PCT platform for increased protein quantitation and reproducibility.

On March 14, 2016 the Company announced that it would participate in a SCIEX workshop on new innovations towards industrialized proteomics at the US HUPO scientific conference in Boston.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 as compared with December 31, 2014

Revenue

We had total revenue of $1,797,691, in the year ended December 31, 2015 as compared with $1,374,744 in the prior year, a 31% increase. The increase was due to product sales growth and new government grant supported activities.

Products, Services, and Other. Revenue from the sale of products and services was $1,409,991 in the year ended December 31, 2015 compared with $1,350,150 in the year ended December 31, 2014, a 4.4% increase. Revenue included sales of both PBI and Constant Systems pressure-based products. Sales of instrumentation increased in 2015 by $36,139 or 5%, from $799,472 for FY 2014 to $835,611 for FY 2015. Sales of consumables were $146,408 for the year ended December 31, 2015 compared to $167,380 for the same period in 2014, a decrease of $20,972 or 13%. Products, Services, and Other revenue included $78,743 from non-cash transactions with no non-cash transactions in 2014. Revenue from non-cash transactions was $78,743 in 2015 recognized on the fair value of the assets involved, per ASC 845.

Grant Revenue. During 2015, we recorded $387,700 of grant revenue as compared with $24,594 in 2014. In December 2014 the Company was awarded a $1,020,969 SBIR Phase II grant (2R44HG007136) from the National Human Genome Research Institute of the National Institutes of Health (“NIH”). Entitled “High Pressure Sample Preparation Instrumentation for DNA Sequencing”, this. T grant is helping to fund the development of an automated, high-throughput, high pressure system (instrument and consumables) to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms. This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years.

Cost of Products and Services

The cost of products and services was $609,054 for the year ended December 31, 2015, compared with $652,438 in 2014. Our gross profit margin on products and services was 66% for FY 2015 vs. 48% for FY 2014. The favorable margin improvement was helped with the sale of preownedPBI Barocycler instruments that we repurchased, refurbished, and then resold at better than usual gross margins. The relationship between the cost of products and services and revenue depends greatly on the mix of instruments we sell, the quantity of such instruments, and the mix of consumable products and instrument accessories that we sell in a given period.

Research and Development

Research and development expenditures were $1,105,295 for 2015 compared to $952,555 in 2014, an increase of $152,740 or 16%. This increase in FY 2015 R&D expenses resulted primarily from additional research activities funded through our SBIR Phase II grant, with the aim to develop a new pressure-based system for the extraction of high quality DNA from samples for analysis. We also added much needed electrical engineering and computer software support to help enhance our entire line of pressure-based instrument systems. In FY 2015, we incurred increased consulting expense due to our on-going collaborations with Key Opinion Leaders in several academic laboratories. Research and development expense also included $50,617 and $30,550 of non-cash, stock-based compensation in 2015 and 2014, respectively.

Selling and Marketing

Selling and marketing expenses were $745,574 in 2015 compared to $721,229 in 2014, an increase of $24,345, or 3%. This increase was primarily due to a more aggressive customer outreach program unveiled in 2015. Selling and marketing expense included $32,704 and $19,792 of non-cash stock based compensation expense in 2015 and 2014, respectively.

General and Administrative

General and administrative costs were $2,902,950 in the year ended December 31, 2015, as compared with $2,386,872 in 2014, an increase of $516,078 or 22%. We increased spending on investor relations and patent/trademark activities, as well as in outside consulting services and other investment relations costs to augment our 2015 fund raising efforts. During the years ended December 31, 2015 and 2014, general and administrative expense included $125,668 and $50,783 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $3,565,182 for the year ended December 31, 2015 as compared with $3,338,350 for the prior year, an increase of $226,832 or 7%. This increase in operating loss was due primarily to increases in R&D and G&A expenses, and by the award of director and employee stock options, off-set to a certain extent by increases in total revenue and product gross margins.

Other income (expense), net

Interest Expense Net interest expense totaled $4,146,416 for the year ended December 31, 2015 as compared with interest expense of $1,303,129 for the year ended December 31, 2014. In connection with full payments of loans, we accelerated amortization of deferred financing costs and imputed interest against the debt discount on short-term loans relating to the prepayment penalties issued with the loans in 2015.

Other income (expense) net

We recognized $36,879 in expense during 2015, compared to $169,554 of expense from the initial fair value calculation on the conversion option on our convertible debt instruments in 2014.

Gain on extinguishment of embedded derivative liabilities

In connection with full payments of convertible debt, we recorded non-cash gains of $2,555,180 on short-term loans relating to the conversion options issued with the loans in 2015.

Change in fair value of derivative liabilities

During the year ended December 31, 2015, we recorded non-cash expense of $2,222,001 from warrant and conversion option liability revaluation in our consolidated statements of operations due to an increase in the fair value of the derivative warrants and the conversion option liabilities on our debt. This increase in fair value was primarily due to an increase in the price per share of our common stock. During the year ended December 31, 2014, we recorded non-cash income of $198,493 for warrant and conversion option liability revaluation due to a decrease in fair value of the liabilities.

Income Taxes

We did not record an income tax benefit or provision for the years ended December 31, 2015 or 2014.

Net Loss

During the year ended December 31, 2015, we recorded a net loss applicable to common stockholders of $7,438,492 or $(0.36) per share, as compared with $6,251,726 or $(0.44) per share during the year ended December 31, 2014. Although the net loss applicable to common stockholders increased in 2015 due to the amortization to interest expense, the gains relating to the full payment of the loans offset the interest impact. See Note 2 of the accompanying Notes to Consolidated Financial Statements under the “Computation of Loss per Share” heading.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2015, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past; we recently completed subscriptions totaling $4,910,000 of a $5 million PIPE through December 31, 2015. As of March 18, 2016, total closed subscriptions in our $5 million PIPE now equal $6,040,000. We have efforts in place to continue to raise cash through debt and equity offerings.

We believe our current and projected capital raising plans, and our projected continued increases in revenue, will enable us to extend our cash resources for the foreseeable future. Although we have successfully completed equity and debt financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We believe we will need approximately $5 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues and reach profitability, by:

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

However, if we are unable to obtain such funds through sales, the capital markets or other source of financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects. These conditions raise substantive doubt about our ability to continue as a going concern.

Net cash used in operating activities was $3,819,746 for the year ended December 31, 2015 as compared with $3,210,578 for the year ended December 31, 2014. Our accounts payable balance was $941,389 as of December 31, 2015, as compared with to $1,035,781 as of December 31, 2014, a decrease of $94,392 for 2015. Accounts payable should continue to become more current as we continue to secure more capital and funds from operations allow for more timely payment of our vendors.

We invested $9,412 in fixed assets during the year ended December 31, 2015 as compared with $7,139 investment in fixed assets in the prior year.

Net cash provided by financing activities for the year ended December 31, 2015 was $3,471,993 as compared with $3,660,248 in the prior year.

In 2015, we raised approximately:

A	$5,558,537 in aggregate net proceeds from sales of convertible debentures. In connection with our still open private placement, we raised an aggregate of $4,910,000 and issued senior secured convertible debentures that are convertible into 19,289,286 shares of the Common Stock and also issued warrants to the lenders to purchase an aggregate 8,767,857 shares of the Common Stock, at an exercise price of $0.40 per share, expiring five years after the issuance date. Of the $4,910,000 invested in the private placement, $4,310,000 was received in cash and $600,000 was from the conversion of outstanding principal and interest on convertible promissory notes we issued in 2014.

B	Loans in the aggregate amount of approximately $1,257,418 were received during the year and we made payments on new and existing debt of $587,949 and converted $396,919 of debt to equity.

Our common stock is listed on the Over-the-Counter QB market under the ticker symbol PBIO.

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Incorporated (“BioSeq”). At the time, BioSeq was developing our original pressure cycling technology. They acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining, outstanding capital stock of BioSeq; and, consequently, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq acquired from BMA. Similarly, the Company is required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the year ended December 31, 2015 and 2014, we incurred approximately $31,301 and $31,835, respectively, in royalty expense associated with our obligation to BMA.

In connection with our acquisition of BioSeq, we licensed certain limited rights to the original pressure cycling technology back to BMA. This license is non-exclusive and limits the use of the original pressure cycling technology by BMA solely for molecular applications in scientific research and development, and in scientific plant research and development. BMA is required to pay us a royalty equal to 20% of any license or other fees and royalties, but not including research support and similar payments, it receives in connection with any sale, assignment, license or other transfer of any rights granted to BMA under the license. BMA must pay us these royalties until the expiration of the patents held by BioSeq in 1998, which we anticipate will be 2016. We have not received any royalty payments from BMA under this license.

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples including, through an automated system, utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year we retain the rights outlined in the patent license agreement; and, we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013 the minimum annual royalty was $1,200 and $2,900 for the years ended 2015 and 2014, respectively.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2015 or 2014.

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

Each of these executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The severance payment is meant to induce the executive to become an employee of the Company and to remain in the employ of the Company, in general; and particularly in the occurrence of a change in control, as a disincentive to the control change.

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and lab space in Medford, MA. Rental costs are expensed as incurred. During 2015 and 2014 we incurred $105,169 and $98,600, respectively, in rent expense for the use of our corporate office and research and development facilities

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

2016	$122,220
Thereafter	64,620
$186,840

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015 and December 31, 2014.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605, Revenue Recognition. Revenue is recognized when realized or when realizable and earned when all the following criteria have been met: persuasive evidence of an arrangement exists; goods were shipped, delivery of service has occurred and risk of loss has passed to the customer; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, weupon customer request, and for an additional fee, will send a highly trained technical representative to the customer site to install Barocyclers that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon shipment of the unit, or in the case where the customer requests installation and training, the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic and foreign installations. Product revenue related to sales of PCT instrumentation to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier. Shipping costs are included in sales and marketing expense. Any shipping costs billed to customers are recognized as revenue.

The Company applies ASC 845, “Accounting for Non-Monetary Transactions”, to account for products and services sold through non-cash transactions based on the fair values of the products and services involved, where such values can be determined. Non-cash exchanges would require revenue to be recognized at recorded cost or carrying value of the assets or services sold if any of the following conditions apply:

a)	The fair value of the asset or service involved is not determinable.

b)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.

c)	The transaction lacks commercial substance.

The Company currently records revenue for its non-cash transactions at recorded cost or carrying value of the assets or services sold.

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

Deferred revenue represents amounts received from grants and the Company’s service contracts for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. Revenue from service contracts is recorded ratably over the length of the contract.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of certain assets of businesses acquired. Intangible assets relate to the remaining value of acquired patents associated with PCT. The cost of these acquired patents is amortized on a straight-line basis over sixteen years. We annually review our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets as of December 31, 2015 concluded they were not impaired.

Long-Lived Assets and Deferred Costs

In accordance with FASB ASC 360-10-05, Property, Plant, and Equipment, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows related to the long-lived assets. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and record the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment analysis at December 31, 2015 and determined that our long-lived assets were not impaired.

Warrant Derivative Liability

The warrants issued in connection with the registered direct offering of Series D Convertible Preferred Stock (the “Series D Warrants”) and issued with the $5 million PIPE convertible debentures (the “Debenture Warrants”) are measured at fair value and liability-classified because the Series D Warrants Debenture Warrants contained “down-round protection” and therefore, did not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds of $283,725 to the warrants issued in the Series D registered direct offering.

In connection with the sales of convertible debentures in 2015, the estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds of $1,933,375 to the warrants issued with convertible debentures. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.

The down-round protection for the Debenture Warrants and Series D Warrants survives for the life of the Warrants, which end starting in May 2017.

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

Equity Transactions

We evaluate the proper classification of our equity instruments that embody an unconditional obligation requiring the issuer to redeem it by transferring assets at a determinable date or that contain certain conditional obligations, typically classified as equity, be classified as a liability. We record financing costs associated with our capital raising efforts in our statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of preferred stock discount created by in-the-money conversion features on convertible debt and allocates the proceeds amongst the securities based on relative fair values or based upon the residual method. We based our estimates and assumptions on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Stock-Based Compensation

We account for employee and non-employee director stock-based compensation using the fair value method of accounting. Compensation cost arising from stock options to employees and non-employee directors is recognized using the straight-line method over the vesting period, which represents the requisite service or performance period. The calculation of stock-based compensation requires us to estimate several factors, most notably the term, volatility and forfeitures. We estimate the option term using historical terms and estimate volatility based on historical volatility of our common stock over the option’s expected term. Expected forfeitures based on historical forfeitures are used in calculating the expense related to stock-based compensation associated with stock awards. Our estimates and assumptions are based on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pressure BioSciences, Inc. and Subsidiary

South Easton, Massachusetts

We have audited the consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey LLP

Houston, Texas
April 5, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Pressure BioSciences, Inc. and Subsidiary:

We have audited the consolidated balance sheet of Pressure BioSciences, Inc. and Subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pressure BioSciences, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring net losses and continues to experience negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARCUM LLP

Boston, Massachusetts
March 31, 2015

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116,783	$473,948
Accounts receivable	113,256	272,022
Inventories, net of $50,000 reserve at December 31, 2015 and December 31, 2014	1,038,371	850,552
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	213,926	104,204
Total current assets	1,489,717	1,708,107
Investment in available-for-sale equity securities	294,522	-
Property and equipment, net	20,149	36,025
TOTAL ASSETS	$1,804,388	$1,744,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$941,389	$1,035,781
Accrued employee compensation	176,009	157,347
Accrued professional fees and other	821,088	719,432
Deferred revenue	140,878	27,117
Convertible debt, net of unamortized discounts of $0 and $328,681, respectively	100,000	1,004,513
Other debt, net of unamortized discounts of $3,041 and $0, respectively	151,628	80,480
Warrant derivative liabilities	3,295,976	159,875
Conversion option derivative liabilities	3,940,791	590,341
Total current liabilities	9,567,759	3,774,886
LONG TERM LIABILITIES
Convertible debt, net of unamortized discounts of $5,223,658 and $0, respectively	177,342	-
Deferred revenue	36,935	28,977
TOTAL LIABILITIES	9,782,036	3,803,863
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2015 and 2014, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 shares issued and outstanding on December 31, 2015 and 2014, respectively	866	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2015 and 2014, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2015 and 2014, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,546 shares issued and outstanding on December 31, 2015 and 2014, respectively	36	36
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,416 shares issued and outstanding on December 31, 2015 and 2014, respectively	114	114
Common stock, $.01 par value; 100,000,000 shares authorized; 23,004,898 and 18,673,390 shares issued and outstanding on December 31, 2015 and 2014, respectively	230,050	186,734
Warrants to acquire common stock	5,416,681	5,253,566
Additional paid-in capital	26,036,733	24,617,564
Accumulated other comprehensive income	(105,025)	-
Accumulated deficit	(39,557,206)	(32,118,714)
Total stockholders’ deficit	(7,977,648)	(2,059,731)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,804,388	$1,744,132

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended
	December 31,
	2015	2014
Revenue:
Products, services, other	$1,409,991	$1,350,150
Grant revenue	387,700	24,594
Total revenue	1,797,691	1,374,744

Costs and expenses:
Cost of products and services	609,054	652,438
Research and development	1,105,295	952,555
Selling and marketing	745,574	721,229
General and administrative	2,902,950	2,386,872
Total operating costs and expenses	5,362,873	4,713,094

Operating loss	(3,565,182)	(3,338,350)

Other (expense) income:
Interest expense	(4,146,416)	(1,303,129)
Other expense	(36,879)	(169,554)
Gain on extinguishment of embedded derivative liabilities	2,555,180	-
Change in fair value of derivative liabilities	(2,222,001)	198,493
Total other (expense) income	(3,850,116)	(1,274,190)

Net loss	(7,415,298)	(4,612,540)
Accrued dividends on convertible preferred stock	(23,194)	(143,771)
Deemed dividends on convertible preferred stock	-	(1,495,415)

Net loss applicable to common shareholders	$(7,438,492)	$(6,251,726)

Net loss per share attributable to common stockholders - basic and diluted	$(0.36)	$(0.44)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	20,726,205	14,264,753

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended
	December 31,
	2015	2014
Comprehensive Loss

Net loss	$(7,415,298)	$(4,612,540)

Other comprehensive loss
Unrealized loss on marketable securities	(105,025)	-

Comprehensive loss	$(7,520,323)	$(4,612,540)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2013	300	3	145,320	1,453	10,000	100	-	-	5,088	51
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Conversion of Series G convertible preferred stock	-	-	(58,750)	(587)	-	-	-	-	-	-
Conversion of Series J convertible preferred stock	-	-	-	-	-	-	-	-	(1,542)	(15)
Conversion of Series K convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Issuance of Series K convertible preferred stock	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-
Exercise of warrants
Warrant exercise - reset	-	-	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-
Issuance of stock in lieu of cash for Board of Director fees	-	-	-	-	-	-	-	-	-	-
Deemed dividend associated with beneficial conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of debt for commons stock	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock to common stock	-	-	-	-	-	-	-	-	-	-
Conversion of common stock to Series H2 preferred stock	-	-	-	-	-	-	21	-	-	-
Dividends earned	-	-	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-
Write off of Series D warrant liability	-	-	-	-	-	-	-	-	-	-
Write off of conversion option	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid in kind	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2014	300	3	86,570	866	10,000	100	21	-	3,546	36
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-
Warrant exercise - reset	-	-	-	-	-	-	-	-	-	-
Issuance of warrants	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-
Conversion of debt for commons stock	-	-	-	-	-	-	-	-	-	-
Dividends earned	-	-	-	-	-	-	-	-	-	-
Unrealized loss on investments, net of tax
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCE, December 31, 2015	300	3	86,570	866	10,000	100	21	-	3,546	36

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series K Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Equity
BALANCE, December 31, 2013	4,000	$40	12,024,267	$120,243	$4,267,402	$19,509,921	$-	$(25,866,988)	$(1,967,775)
Stock-based compensation	-	-	-	-	-	101,125		-	101,125
Conversion of Series G convertible preferred stock	-	-	587,500	5,875	-	(5,288)		-	-
Conversion of Series J convertible preferred stock	-	-	1,541,000	15,410	-	(15,395)		-	-
Conversion of Series K convertible preferred stock	(1,099)	(11)	1,099,000	10,990	-	(10,980)		-	-
Issuance of Series K convertible preferred stock	8,176	82	-	-	654,845	1,592,432		-	2,247,359
Issuance of common stock for services	-	-	588,830	5,888	-	208,304		-	214,192
Exercise of warrants			596,658	5,967	-	143,198		-	149,165
Warrant exercise - reset	-	-	3,612,000	36,120	163,654	662,745		-	862,519
Offering costs for issuance of preferred stock	-	-	-	-	-	(8,000)		-	(8,000)
Stock exchange with Everest Investments	-	-	-	-	49,599	-		-	49,599
Issuance of warrants for services	-	-	-	-	93,488	-		-	93,488
Issuance of stock in lieu of cash for Board of Director fees	339	3	-	-	24,578	60,169		-	84,750
Deemed dividend associated with beneficial conversion of preferred stock	-	-	-	-	-	1,495,415		(1,495,415)	-
Conversion of debt for commons stock	-	-	510,000	5,100	-	131,400		-	136,500
Conversion of preferred stock to common stock	-	-	-	-	-	-		-	-
Conversion of common stock to Series H2 preferred stock	-	-	(2,100,000)	(21,000)	-	21,000		-	-
Dividends earned	-	-	-	-	-	-		(143,771)	(143,771)
Warrants issued with debt	-	-	-	-	-	-		-	-
Write off of Series D warrant liability	-	-	-	-	-	330,405		-	330,405
Write off of conversion option	-	-	-	-	-	320,338		-	320,338
Issuance of common stock for dividends paid in kind	-	-	214,135	2,141	-	80,774		-	82,916
Net loss	-	-	-	-	-	-		(4,612,540)	(4,612,540)
BALANCE, December 31, 2014	11,416	114	18,673,390	186,734	5,253,566	24,617,564	-	(32,118,714)	(2,059,731)
Stock-based compensation	-	-	-	-	-	208,989	-	-	208,989
Issuance of common stock for services	-	-	1,755,091	17,551	-	439,479	-	-	457,030
Warrant revaluation	-	-	-	-	69,627	-	-	-	69,627
Stock exchange with Everest Investments	-	-	1,000,000	10,000	-	389,547	-	-	399,547
Issuance of warrants for services	-	-	-	-	93,488	-	-	-	93,488
Conversion of debt and interest for commons stock	-	-	1,576,417	15,765	-	381,154	-	-	396,919
Dividends earned	-	-	-	-	-	-	-	(23,194)	(23,194)
Unrealized loss on investments, net of tax							(105,025)		(105,025)
Net loss	-	-	-	-	-	-	-	(7,415,298)	(7,415,298)
BALANCE, December 31, 2015	11,416	$114	23,004,898	$230,050	$5,416,681	$26,036,733	$(105,025)	$(39,557,206)	$(7,977,648)

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,415,298)	$(4,612,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,288	65,714
Accretion of interest and amortization of debt discount	2,989,765	1,310,351
Stock-based compensation expense	208,989	101,125
Warrant expense	163,115	—
Amortization of third party fees paid in common stock	457,030	307,013
Amortization of board of director fees paid in preferred stock	—	84,750
Gain on extinguishment of embedded derivative liabilities	(2,555,180)	—
Change in fair value of derivative liabilities	2,222,001	(198,493)
Changes in operating assets and liabilities:
Accounts receivable	158,766	(124,387)
Inventories	(187,820)	(113,876)
Prepaid expenses and other assets	(15,722)	(18,631)
Accounts payable	(94,392)	(66,991)
Accrued employee compensation	18,662	8,014
Deferred revenue and other accrued expenses	205,050	47,373
Net cash used in operating activities	(3,819,746)	(3,210,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(9,412)	(7,139)
Net cash used in investing activities	(9,412)	(7,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	6,300	—
Payment of related party debt	(12,300)	(6,394)
Net proceeds from convertible debt	5,558,537	1,126,744
Payments on convertible debt	(2,653,990)	(303,100)
Net proceeds from non-convertible debt	1,257,418	302,252
Payments on non-convertible debt	(587,949)	(410,297)
Payment of accrued prepayment penalty	(96,023)	—
Net proceeds from the exercise of common stock warrants	—	149,165
Net proceeds from warrant reset transaction	—	862,518
Net proceeds from the issuance of convertible preferred stock	—	1,939,360
Net cash provided by financing activities	3,471,993	3,660,248

NET DECREASE IN CASH	(357,165)	442,531
CASH AT BEGINNING OF YEAR	473,948	31,417
CASH AT END OF PERIOD	$116,783	$473,948

SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,072,900	$14,832
Income taxes paid in cash	—	—
NON CASH TRANSACTIONS:
Shares issued for conversion of debt and interest	396,919	136,500
Common stock issued for preferred dividends	—	82,916
Convertible debt exchanged for convertible preferred stock	—	300,000
Incremental value from warrant modifications	—	163,654
Fair value of common stock issued for services	—	214,192
Issuance of convertible preferred stock for board fees	—	84,750
Beneficial conversion feature on convertible preferred stock	—	1,495,415
Dividends earned on convertible preferred stock	—	143,771
Accrued dividends on preferred stock	23,194	—
Issuance of common stock for investment in available-for-sale equity securities	399,547	—
Unrealized loss from available-for-sale equity securities	105,025	—
Debt discount from derivative liability	6,819,730	—
Extension fees added to principal	84,000	—
Prepayment penalty and accrued interest enrolled into debt principal	48,950	—

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities but is expected to commence operations in 2016. Therefore, we don’t have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in 2015.

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2015, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, completed debt financing subsequent to December 31, 2015. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the year ended December 31, 2015 we received 6,822,255 net proceeds, in additional convertible and non-convertible debt. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

(3) Summary of Significant Accounting Policies

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

iii. Revenue Recognition

Revenue is recognized when realized or when realizable and earned when all the following criteria have been met: persuasive evidence of an arrangement exists; goods were shipped, delivery of service has occurred and risk of loss has passed to the customer; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Our current instruments, the Barocycler NEP3229 and NEP2320, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, upon customer request and for an additional fee, we will send a highly trained technical representative to the customer site to install Barocyclers that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon shipment of the unit, or in the case where the customer requests installation and training, the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic installations. Product revenue related to sales of PCT instrumentation to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier. Shipping costs are included in sales and marketing expense. Any shipping costs billed to customers are recognized as revenue.

The Company applies ASC 845, “Accounting for Non-Monetary Transactions”, to account for products and services sold through non-cash transactions based on the fair values of the products and services involved, where such values can be determined. Non-cash exchanges would require revenue to be recognized at recorded cost or carrying value of the assets or services sold if any of the following conditions apply:

a)	The fair value of the asset or service involved is not determinable.

b)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.

c)	The transaction lacks commercial substance.

The Company currently records revenue for its non-cash transactions at recorded cost or carrying value of the assets or services sold.

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

Revenue from government grants is recorded when qualifying expenses are incurred under the grant in accordance with the terms of the grant award.

Deferred revenue represents amounts received from grants and the Company’s service contracts for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying deliverables. Revenue from service contracts is recorded ratably over the length of the contract.

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

vi. Inventories

Inventories are valued at the lower of cost (average cost) or market (sales price). The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2015	2014
Raw materials	$310,367	$304,928
Finished goods	778,004	595,624
Inventory reserve	(50,000)	(50,000)
Total	$1,038,371	$850,552

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

viii. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2015 and 2014, the outstanding balance for intangible assets is zero.

ix. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2015, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2015 and determined that such long-lived assets were not impaired.

x. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2015 and 2014, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2015	2014
Top Five Customers	38%	32%
Federal Agencies	23%	6%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2015	2014
Top Five Customers	93%	86%
Federal Agencies	1%	9%

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

Investment in Available-For-Sale Equity Securities

As of December 31, 2015, we held 601,500 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We exchanged 1,000,000 shares of our common stock for the 601,500 shares from Everest. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On December 31, 2015, our balance sheet reflected the fair value of our investment in Everest to be $294,522, based on the closing price of Everest shares of $0.49 per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss.

xi. Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if dilutive potential common shares had been issued. For purposes of this calculation, convertible preferred stock, common stock dividends, warrants to acquire preferred stock convertible into common stock, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive. The following table illustrates our computation of loss per share for the years ended December 31:

	2015	2014
Numerator:
Net loss	$(7,415,298)	$(4,612,540)
Beneficial conversion feature for preferred stock	-	(1,495,415)
Preferred dividends accrued	(23,194)	(143,771)
Net loss applicable to common shareholders	$(7,438,492)	$(6,251,726)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	20,726,205	14,264,753

Loss per common share - basic and diluted	$(0.36)	$(0.44)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2015	2014
Stock options	5,571,250	3,406,250
Convertible debt	19,689,286	5,453,571
Common stock warrants	29,227,664	19,182,201
Convertible preferred stock:
Series D Convertible Preferred	750,000	750,000
Series G Convertible Preferred	865,700	865,700
Series H Convertible Preferred	1,000,000	1,000,000
Series H2 Convertible Preferred	2,100,000	2,100,000
Series J Convertible Preferred	3,546,000	3,546,000
Series K Convertible Preferred	11,416,000	11,416,000
	74,165,900	47,719,722

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2015 and 2014, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2015 and 2014.

xiii. Accounting for Stock-Based Compensation

We maintain equity compensation plans under which incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants. We recognize equity compensation expense over the requisite service period using the Black-Scholes formula to estimate the fair value of the stock options on the date of grant. Employee awards are accounted for under ASC 718 where the awards are valued at grant date. Awards given to nonemployees are accounted for under ASC 505 where the awards are valued at earlier of commitment date or completion of services.

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the years ended December 31, 2015 and 2014:

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	6.0 (yrs)	6.0 (yrs)
Expected volatility	116.32%-141.15%	116.32%-141.15%
Risk-free interest rate	0.65%-2.54%	0.65%-2.54%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

We recognized stock-based compensation expense of $208,989 and $101,125 for the years ended December 31, 2015 and 2014, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying Consolidated Statements of Operations for the years ended December 31:

	2015	2014
Research and development	$50,617	$30,550
Selling and marketing	32,704	19,792
General and administrative	125,668	50,783
Total stock-based compensation expense	$208,989	$101,125

During the years ended December 31, 2015 and 2014, the total fair value of stock options awarded was $598,582 and $401,617, respectively.

As of December 31, 2015, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $740,117. The non-cash, stock based compensation expense associated with the vesting of these options will be $342,000 in 2016, $198,680 in 2017, and $199,437 in 2018.

xiv. Advertising

Advertising costs are expensed as incurred. We incurred $12,291 in 2015 with none incurred in 2014 for advertising.

xv. Fair Value of Financial Instruments

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are currently classified within Level 1 and that its financial liabilities are currently all classified within Level 3 in the fair value hierarchy.

The following tables set forth the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

		Fair value measurements at December 31, 2015 using:
	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	294,522	294,522	-	-
Total Financial Assets	$294,522	$294,522	$-	$-

	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$173,526	-	-	$173,526
Warrants Issued with Convertible Debt	3,122,450	-	-	3,122,450
Conversion Option Derivative Liabilities	3,940,791	-	-	3,940,791
Total Derivatives	$7,236,767	$-	$-	$7,236,767

		Fair value measurements at December 31, 2014 using:
		Quoted
		prices in active	Significant other	Significant unobservable
		markets	observable inputs	inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Series D Preferred Stock Purchase Warrants	$159,875	-	-	$159,875
Conversion Option Liabilities	590,341	-	-	590,341
Total Derivatives	$750,216	$ -	$ -	$750,216

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

	January 1, 2015	Issuance fair value	Change in fair value	Gain on extinguishment of derivative liabilities	December 31, 2015
Series D Preferred Stock Purchase Warrants	$159,875	$-	$13,651	$-	$173,526
Warrants Issued with Convertible Debt	-	2,320,021	802,429	-	3,122,450
Conversion Option Derivative Liabilities	590,341	5,305,185	600,445	(2,555,180)	3,940,791
Total Derivatives	$750,216	$7,625,206	$1,416,525	$(2,555,180)	$7,236,767

	January 1, 2014	Issuance fair value	Change in fair value	Gain on extinguishment of derivative liabilities	December 31, 2014
Series D Preferred Stock Purchase Warrants	$344,570	$-	$145,710	$(330,405)	$159,875
Conversion Option Liabilities	356,197	898,684	(344,202)	(320,338)	590,341
Total Derivatives	$700,767	$898,684	$(198,492)	$(650,743)	$750,216

The issuance fair value for 2015 includes the “day 1” derivative loss on the conversion option derivative liabilities of $805,476 which are included in “change in fair value of derivative liabilities” in the consolidated statement of operations.

The fair value of the derivative liabilities were determined using a binomial pricing model. The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2014	Warrants revalued at December 31, 2015
Expected life (in months)	60.0	22.0	11.0
Expected volatility	104.5%	116.0%	104.9%
Risk-free interest rate	0.875%	0.58%	0.65%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.15	$0.16

There were no warrants issued in 2014 with Convertible Debt. The assumptions for the binomial pricing model are represented in the table below for the warrants issued with the Convertible Debt in 2015 reflected on a per share common stock equivalent basis.

Assumptions	At Issuance Fair value	Warrants revalued at December 31, 2015
Expected life (in months)	60.0	55.0-60.0
Expected volatility	118.3-120.1%	136.3-141.6%
Risk-free interest rate	1.48-1.69%	1.29-1.76%
Exercise price	$0.40	$0.40
Fair value per warrant	$0.19-$0.21	$0.30

The 2015 assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	At Settlement fair value	Conversion options revalued at December 31, 2015
Expected life (in months)	6-24	0-18	18-24
Expected volatility	104.2-153.8%	86.9%-142.2%	112.2-114.7%
Risk-free interest rate	0.05-0.99%	0.01-0.72%	1.06%
Exercise price	$0.10-$0.35	$0.10-$0.25	$0.28
Fair value per conversion option	$0.09-$0.28	$0.07-$0.26	$0.14-$0.33

 The 2014 assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	Conversion options revalued at December 31, 2014
Expected life (in months)	6-24	1-32
Expected volatility	104.4-206.2%	77.4-154.1%
Risk-free interest rate	0.05-0.99%	0.03-.0.88%
Exercise price	$0.13-$0.45	$0.14-0.35
Fair value per conversion option	$0.15-$0.29	$0.00-$0.19

xvii. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early-adopted ASU 2015-03 as of the end of its Fiscal 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of approximately $888,000 unamortized debt issuance costs related to the Company's Senior Notes (see Note 8) from other non-current assets to long-term debt within its consolidated balance sheets as of December 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 and other new pronouncements that have been issued did not have an impact on the Company's consolidated financial statements.

(4) Property and Equipment, net

Property and equipment as of December 31, 2015 and 2014 consisted of the following components:

	December 31,
	2015	2014
Laboratory and manufacturing equipment	$226,081	$226,081
Office equipment	158,872	149,459
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	461,858	461,858
Total property and equipment	854,928	845,515
Less accumulated depreciation	(834,779)	(809,490)
Net book value	$20,149	$36,025

Depreciation expense for the years ended December 31, 2015 and 2014 was $25,288 and $29,213, respectively.

(5) Intangible Assets, net

Intangible assets as of December 31, 2015 reflect the purchase price attributable to patents in connection with the 1998 acquisition of BioSeq, Inc. and the PCT business. Acquired PCT patents were being amortized to expense on a straight-line basis at the rate of $48,632 per year over their estimated remaining useful lives of approximately 6 years. Intangible assets at December 31, 2015 and 2014 consisted of the following:

	2015	2014
PCT Patents	$778,156	$778,156
Less accumulated amortization	(778,156)	(778,156)
Net book value	$-	$-

Amortization expense for the year ended December 31, 2014 was $36,498, at which time the assets were fully amortized.

(6) Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2015 and 2014 we contributed $22,098 and $10,022, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2015 and 2014, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2015 and 2014.

We did not record an income tax benefit or provision for the years ended December 31, 2015 and 2014.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2015 and December 31, 2014 are as follows:

	2015	2014
Current deferred taxes
Inventories	$19,640	$19,640
Other accruals	23,714	21,818
Less: valuation allowance	(43,354)	(41,458)
Total current deferred tax assets	$-	$-
Long term deferred taxes:
Accelerated tax depreciation	$14,134	$12,162
Non-cash, stock-based compensation, nonqualified	562,426	440,614
Goodwill and intangibles	-	-
Operating loss carry forwards and tax credits	12,028,900	9,720,260
Less: valuation allowance	(12,605,460)	(10,173,036)
Total long term deferred tax assets (liabilities), net	-	-
Total net deferred tax liabilities	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2015 and 2014 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2015.

We have net operating loss carry-forwards for federal income tax purposes of $26,752,000 as of December 31, 2015. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2018 through 2036.

We had net operating loss carry-forwards for state income tax purposes of approximately $20,895,000 at December 31, 2015. These net operating loss carry-forwards expire at various dates from 2016 through 2036.

We have research and development tax credit carry-forwards for federal income tax purposes of approximately $1,019,000 as of December 31, 2015 and research and development tax credit carry-forwards for state income tax purposes of approximately $165,000 as of December 31, 2015. The federal credit carry-forwards expire at various dates from 2016 through 2036. The state credit carry-forwards expire at various dates from 2023 through 2031.

In addition, we have federal alternative minimum tax credit carry-forwards for federal income tax purposes of approximately $217,000 as of December 31, 2015. These credits do not expire.

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows for the years ended December 31:

	2015	2014
Federal tax provision rate	34%	34%
Permanent differences	(12)%	(2)%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	0%	0%
Net operating loss carry back	0%	0%
Valuation allowance	(23)%	(32)%
Effective income tax provision	0%	0%

(8) Commitments and Contingencies

Operating Leases

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $4,800 per month, on a lease extension, signed on December 29, 2015, that expires December 31, 2016, for our corporate office.

On November 1, 2014 we signed a lease for lab space in Medford, MA. We subsequently expanded our space in Medford. The lease expires December 30, 2017 and requires monthly payments of $5,385 subject to annual cost of living increases.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

2016	$122,220
Thereafter	64,620
Total minimum payments required	$186,840

Royalty Commitments

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc. a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminate in 2016. During the fiscal years ended December 31, 2015 and 2014, we incurred $31,301 and $31,835 in royalties, respectively.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products”, we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013 the minimum annual royalty was $1,200 and $2,900 for the years ended 2015 and 2014, respectively.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”). Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2015 or 2014.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We recorded $22,000 of minimum royalty income in 2015 but none in 2014.

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

(9) Convertible Debt and Other Debt

We have entered into various convertible debentures. The convertible debentures have terms ranging from 12 to 24 months and subject to annual interest rates ranging from 2% to 9%. The proceeds received are net of fees. The lenders charge interest per annum based on the principal balance. The lenders have the right, at any time after 180 days from the issue date to convert any or part of the outstanding and unpaid principal and interest into shares of the Company’s common stock based on a volume weighted average price of the closing prices of the Company’s shares during various periods prior to conversion subject to adjustments for stock splits, stock dividends or rights offerings. The Company shall have the right to prepay the debenture for a payment of the outstanding principal plus unpaid interest at any time on or before six months after the effective date. If the Company chooses to prepay it will incur pre-payment penalties ranging from 9.5% to 38% of the principal balance. The Company is required to reserve shares of common stock for full conversion of these debentures. The maturity dates range from six months to two years after the effective date of the payment. The convertible debt as of December 31, 2015 are secured by the assets of the Company. The Company determined that the conversion feature met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature on each debt agreement and accounted for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and will be amortized to interest expense over the life of the loan. The fair value of the conversion feature was reflected in the conversion option liability line in the consolidated balance sheets. We will continue to classify the fair value of the conversion options as a liability until the conversion options are exercised, expire or are amended in a way that would no longer require these conversion options to be classified as a liability, whichever comes first.

The proceeds from these convertible debts were allocated between the host debt instrument and the convertible option based on the residual method. The estimated fair value of the convertible option was determined using a binomial formula, resulting in allocations to the convertible option and accounted for as a liability in the Company’s consolidated balance sheets. In accordance with the provisions of ASC 815-40, the gross proceeds are offset by debt discounts, which are amortized to interest expense over the expected life of the debt.

In connection with the senior secured convertible debentures issued in our still open $5 million private placement, we also issued warrants to the lenders to purchase an aggregate 8,767,857 shares of the Common Stock, at an exercise price of $0.40 per share, expiring five years after the issuance date.

ASC 470-20 states that the proceeds from the issuance of debt with detachable stock warrants should be allocated between the debt and warrants on the basis of their relative fair market values. The debt discount will be amortized to interest expense over the two-year term of these loans. The convertible debentures and warrants issued in connection with the convertible debentures are classified as derivative liabilities because the convertible debentures and warrants are entitled to certain rights in subsequent financings and these instruments contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the convertible debentures and warrants, the instruments cannot be considered indexed to the Company’s own stock, which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of $1,933,375 to the total warrants out of the gross proceeds of $4,910,000 at issuance date. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.

The specific terms of the $5.4 million PIPE convertible debentures and outstanding balances as of December 31, 2015 are listed in the tables below.

Fixed Rate Convertible Notes
Inception Date	Term	Loan Amount	Outstanding Balance	Original Issue Discount		Interest Rate		Deferred Finance Fees	Discount related to Fair value of conversion feature and warrants	Prepayment Penalty
July 22, 2015	24 months	$2,180,000	$2,180,000	$218,000	1	10%		$388,532	$2,163,074	20%
September 25, 2015	24 months	1,100,000	1,100,000	110,000	1	10%	2	185,956	1,022,052	20%
October 2, 2015	24 months	150,000	150,000	15,000	1	10%	2	26,345	140,832	20%
October 6, 2015	24 months	30,000	30,000	3,000	1	10%	2	5,168	26,721	20%
October 14, 2015	24 months	50,000	50,000	5,000	1	10%	2	8,954	49,377	20%
November 2, 2015	24 months	250,000	250,000	25,000	1	10%	2	43,079	222,723	20%
November 10, 2015	24 months	50,000	50,000	5,000	1	10%	2	8,790	46,984	20%
November 12, 2015	24 months	215,000	215,000	21,500	1	10%	2	38,518	212,399	20%
November 20, 2015	24 months	200,000	200,000	20,000	1	10%	2	37,185	200,000	20%
December 4, 2015	24 months	170,000	170,000	17,000	1	10%	2	37,352	170,000	20%
December 11, 2015	24 months	360,000	360,000	36,000	1	10%	2	75,449	360,000	20%
December 18, 2015	24 months	55,000	55,000	5,500	1	10%	2	11,714	55,000	20%
December 31, 2015	24 months	100,000	100,000	10,000	1	10%	2	20,634	100,000	20%
		$4,910,000	$4,910,000	$491,000				$887,676	$4,769,162

1 The original issue discount is reflected in the first year.

2 The annual interest starts accruing in the second year.

Deferred finance fees include cash commissions amounting to $501,000 and the fair value of the 1,689,286 warrants issued to the placement agent amounting to $386,676. For the year ended December 31, 2015, the Company recognized amortization expense related to the debt discounts indicated above of $924,180. The unamortized debt discounts as of December 31, 2015 related to the convertible debentures amounted to $5,223,658.

As of December 31, 2015, the Company also had an outstanding convertible note with a third party amounting to $100,000. The note is convertible at a fixed rate of $0.25 and matures in July 2016.

Variable Rate Convertible Notes
Inception Date	Term	Loan Amount		Interest Rate	Fees	Fair value of conversion feature	Prepayment Penalty	Discount to VWAP	Share reserve requirement
December 4, 2013	12 months	$223,000	*	4%	$10,000	$59,903	20%		-
February 2, 2015	12 months	100,000	*	4%	5,000	62,219	19-33%		-
February 2, 2015	12 months	120,000	*	4%	5,000	74,663	19-33%		-
February 22, 2015	six months	100,000	*	4%	-	61,597	19-33%		-
February 25, 2015	12 months	112,500	*	8%	4,000	312,847	19-33%		-
March 4, 2015	12 months	52,500	*	4%	2,500	53,213	19-38%		-
March 6, 2015	12 months	236,250	*	2%	33,900	212,918	19-35%		-
March 17, 2015	24 months	50,000	*	4%	-	64,382	19-33%		-
March 20, 2015	12 months	25,000	*	4%	-	25,077	19-33%		-
March 26, 2015	12 months	150,000	*	6%	2,000	164,501	19-37.5%		-
March 27, 2015	12 months	52,500	*	4%	2,500	57,502	19-38%		-
March 27, 2015	12 months	100,000	*	8%	8,000	154,359	19-38%		-
April 1, 2015	12 months	100,000	*	8%	-	155,793	25-35%	40% of 10 days	-
April 20, 2015	12 months	81,250	*	4%	6,563	117,679	20%		-
April 28, 2015	12 months	54,050	*	9%	4,050	35,143	20%		-
May 12, 2015	12 months	107,764	*	4%	7,763	145,527	20%		-
May 20, 2015	12 months	100,000	*	4%	-	92,715	9.5-33%	45% of 10 days	3,000,000
May 26, 2015	12 months	60,000	*	8%	3,500	79,287	10-35%		-
June 23, 2015	12 months	126,000	*	4%	6,000	108,297	19-33%	35% of 15 days	3,101,000
June 24, 2015	24 months	50,000	*	4%	-	54,511	19-33%	35% of 10 days	1,000,000
July 2, 2015	12 months	52,500	*	4%	2,500	54,297	19-33%	35% of 15 days	1,500,000
July 2, 2015	12 months	52,500	*	4%	2,500	54,297	19-33%	35% of 15 days	1,000,000
		$2,105,814			$105,776	$2,200,727			9,601,000

 * The loans above either had outstanding balances as of December 31, 2014 or were issued in 2015 and subsequently paid off in 2015.

The following table provides a summary of the changes in convertible debt, net of unamortized discount, during 2015:

2015
Balance at January 1,	$1,004,513
Issuance of convertible debt, face value	7,287,317
Original issue discount	(567,780)
Debt discount from derivative liabilities (embedded conversion option and warrants)	(6,433,054)
Deferred financing fees	(887,676)
Repayment of convertible debt	(2,653,990)
Conversion of convertible debt into common stock	(382,054)
Fees added to principal debt	84,000
Settlement of prepayment penalty	(96,023)
Amortization of debt discount to interest expense through December 31,	2,922,089
Balance at December 31,	277,342
Less: current portion	100,000
Convertible debt, long-term portion	$177,342

Other Notes

 On June 6, 2014, we signed a Merchant Agreement with On Deck Capital. Under the agreement we received $150,000 in exchange for rights to all customer receipts until On Deck Capital is paid $190,499, to be collected at the rate of $756 per business day. The payments are secured by essentially all tangible assets of the Company. The Company paid On Deck Capital $3,750 in fees related to this transaction. The note was paid off in its entirety in 2015.

On January 15, 2015 we signed a Merchant Agreement with a lender. Under the agreement, we received $150,000 in exchange for rights to all customer receipts until the lender was paid $187,500, which was collected at the rate of $744 per business day. The payments were secured by essentially all tangible assets of the Company. $67,925 of the proceeds were used to pay off the outstanding balance of a previous loan from this lender. The Company paid $1,875 in fees in connection with this loan. The note was paid off in its entirety prior to December 31, 2015.

On January 29, 2015 we signed a Merchant Agreement with a lender. Under the agreement, we received $200,000 in exchange for rights to all customer receipts until the lender was paid $278,000, which was collected at the rate of $1,985 per business day. The payments were secured by essentially all tangible assets of the Company. The Company paid $999 in fees in connection with this loan. The note was paid off in its entirety prior to December 31, 2015.

On March 17, 2015 we signed a Merchant Agreement with a lender. Under the agreement, we received $50,000 in exchange for rights to all customer receipts until the lender was paid $67,450, which was collected at the rate of $559 per business day. The payments were secured by essentially all tangible assets of the Company. The Company paid $999 in fees in connection with this loan. The note was paid off in its entirety prior to December 31, 2015.

On May 29, 2015 we signed a Merchant Agreement with a lender. Under the agreement, we received $100,000 in exchange for rights to all customer receipts until the lender was paid $132,000, which was collected at the rate of $1,098 per business day. The Company paid $3,999 in fees in connection with this loan. The note was paid off in its entirety prior to December 31, 2015.

On August 28, 2015 we signed a Merchant Agreement with a lender. Under the agreement, we received $300,000 in exchange for rights to all customer receipts until the lender is paid $384,000, to be collected at the rate of $2,560 per business day. The payments are not secured. On the closing date, $131,710 of the proceeds were used to pay off the outstanding balances of two existing Notes. The Company paid $6,000 in fees in connection with this loan. The outstanding balance is recorded as other debt on the balance sheet.

During the year ended December 31, 2015, we signed three ninety-day notes with an investor. Under the terms of the notes, the Company received a total of $600,000. The investor converted these loans, plus $60,000 in accrued interest into the Company’s $5 million PIPE offering on July 21, 2015. There was no gain or loss on the conversion.

During the year ended December 31, 2015, the Company made payments of $587,949 in total on the non-convertible debt from non-related parties.

Related Party Notes

During the year ended December 31, 2015, the Company received advances from certain officers of the Company amounting to $6,300 and made payments of $12,300. These advances are non-interest bearing and payable on demand. As of December 31, 2015 there are no outstanding notes to related parties.

(10) Stockholders’ (Deficit)

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

As of December 31, 2015 and 2014, there were no shares of Junior A, and Series A, B, C, E, and H1 issued and outstanding.

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $0.81 per share of common stock. In April 2012, the number of Series D Warrants increased by 530,406 to a total of 1,047,875 and each Series D Warrant had an exercise price reset to $0.40 per share of common stock. In December of 2013 the number of Series D Warrants increased by 628,733 to a total of 1,676,608 and each Series D Warrant had an exercise price reset to $0.25 per share of common stock. The Series D Warrants will be exercisable beginning on the six-month anniversary of the date of issuance and expire five years from the initial exercise date. The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement registering, or the prospectus contained therein, is not available for the issuance of the shares of common stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants. The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s common stock would exceed certain thresholds.

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

Series G Warrants

The Series G Warrants issued in the Series G Private Placement had an exercise price equal to $0.50 per share and expired on July 6, 2015.

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

From the date of issuance of any shares of Series J Convertible Preferred Stock and until the earlier of the first anniversary of such date, the voluntary conversion of any shares of Series J Convertible Preferred Stock, or the date of any mandatory conversion (solely under the Company’s control based upon certain triggering events) of the Series J Convertible Preferred Stock, dividends will accrue on each share of Series J Convertible Preferred Stock at an annual rate of (i) four percent (4%) of the Purchase Price on those shares of Series J Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased from the Company shares of Series J Convertible Preferred Stock with an aggregate Purchase Price of less than $250,000, and (ii) six percent (6%) of the Purchase Price on those shares of Series J Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased shares of Series J Convertible Preferred Stock with an aggregate purchase price of at least $250,000. Dividends accruing on the Series J Convertible Preferred Stock shall accrue from day to day until the earlier of the first anniversary of the date of issuance of such shares of Series J Convertible Stock, the voluntary conversion of any shares of Series J Convertible Preferred Stock, or the date of any mandatory conversion of the Series J Convertible Preferred Stock, and shall be paid, as applicable, within fifteen (15) days of the first anniversary of the original issue date of the Series J Convertible Preferred Stock, within five (5) days of the voluntary conversion of shares of the Series J Convertible Preferred Stock, or within five (5) days of the mandatory conversion of shares of the Series J Convertible Preferred Stock. The Company may pay accrued dividends on the Series J Convertible Preferred Stock in cash or, in the sole discretion of the Board of Directors of the Company, in shares of its common stock in accordance with a specified formula.

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

From the date of issuance of any shares of Series K Convertible Preferred Stock and until the earlier of the first anniversary of such date, the voluntary conversion of any shares of Series K Convertible Preferred Stock, or the date of any mandatory conversion (solely under the Company’s control based upon certain triggering events) of the Series K Convertible Preferred Stock, dividends will accrue on each share of Series K Convertible Preferred Stock at an annual rate of (i) four percent (4%) of the Purchase Price on those shares of Series K Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased from the Company shares of Series K Convertible Preferred Stock with an aggregate Purchase Price of less than $100,000, and (ii) six percent (6%) of the Purchase Price on those shares of Series K Convertible Preferred Stock purchased from the Company pursuant to the Securities Purchase Agreement by an individual purchaser who purchased shares of Series K Convertible Preferred Stock with an aggregate purchase price of at least $100,000. Dividends accruing on the Series K Convertible Preferred Stock shall accrue from day to day until the earlier of the first anniversary of the date of issuance of such shares of Series K Convertible Stock, the voluntary conversion of any shares of Series K Convertible Preferred Stock, or the date of any mandatory conversion of the Series K Convertible Preferred Stock, and shall be paid, as applicable, within fifteen (15) days of the first anniversary of the original issue date of the Series K Convertible Preferred Stock, within five (5) days of the voluntary conversion of shares of the Series K Convertible Preferred Stock, or within five (5) days of the mandatory conversion of shares of the Series K Convertible Preferred Stock. The Company may pay accrued dividends on the Series K Convertible Preferred Stock in cash or, in the sole discretion of the Board of Directors of the Company, in shares of its common stock in accordance with a specified formula.

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

The proceeds from the sale of each Series K Unit were allocated between the Series K Convertible Preferred Stock and the Series K Warrants based on the relative fair value method. The estimated fair value of the Series K Warrants was determined using a Black-Scholes formula, resulting in an allocation of the gross proceeds of $271,422 to the total warrants issued. The allocation of the gross proceeds to the Series K Convertible Preferred Stock was $685,245, net of $43,334 in fees. In accordance with the provisions of ASC 470-20, an additional adjustment in the aggregate between Additional Paid in Capital and Accumulated Deficit of $1,495,415 was recorded for all tranches of Series K to reflect an implicit, deemed non-cash dividend related to the allocation of proceeds between the stock and warrants issued. The $1,495,415 represents the aggregate value of the adjustment to additional paid in capital related to the beneficial conversion feature of the Series K Convertible Preferred Stock. The value adjustment was calculated by subtracting the fair market value of the underlying common stock on the closing dates issuable upon conversion of the Series K Convertible Preferred Stock from the fair market value of the Series K Convertible Preferred Stock as determined when the Company performed a fair market value allocation of the proceeds to the Series K Convertible Preferred Stock and warrants.

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

In connection with the Series K Warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series K Warrants December 12, 2013	Series K Warrants January 29, 2014	Series K Warrants February 28, 2014	Series K Warrants June 30, 2014	Series K Warrants November 12, 2014
Contractual life (in months)	36	36	36	36	36
Expected volatility	136.1	152.4	152.7	153.9	153.9
Risk-free interest rate	0.39%	0.39%	0.39%	0.90%	0.90%
Exercise price	$0.3125	$0.3125	$0.425	$0.375	$0.3125
Fair value per warrant	$0.20	$0.30	$0.37	$0.29	$0.23

The holders of Series K Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law. The Company accrued dividends of $23,194 and $143,771 for 2015 and 2014, respectively.

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

Common Stock

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “2005 Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the 2005 Plan. Under the 2005 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2015, options to acquire 1,395,750 shares were outstanding under the 2005 Plan with 344,250 shares available for future grant under the Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2015, options to acquire 2,107,500 shares were outstanding under the Plan with 892,500 shares available for future grant under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options under the 2015 Plan. Under the Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2015, non-qualified options to acquire 2,068,000 shares were outstanding under the Plan with 2,932,000 shares available for future grants under the 2015 Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price on December 31, 2015.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, January 1, 2014	1,771,708	$0.71	15,012,327	$0.57	16,784,035	16,611,528
Granted	1,675,500	0.30	8,903,000	0.38	10,578,500
Exercised	-	-	(4,208,658)	0.25	(4,208,658)
Expired	(10,000)	1.00	(524,468)	0.74	(534,468)
Forfeited	(30,958)	0.71	-	-	(30,958)
Balance outstanding, December 31, 2014	3,406,250	$0.51	19,182,201	$0.49	22,588,451	20,858,111
Granted	2,500,000	0.40	10,837,141	0.40	13,401,426
Exercised	-	-	-	-	-
Expired	(205,000)	1.00	(791,678)	0.31	(996,678)
Forfeited	(130,000)	0.70	-	-	(130,000)
Balance outstanding, December 31, 2015	5,571,250	$0.44	29,227,664	$0.44	34,863,199	31,664,469

The weighted average fair value of options issued on their grant dates was $0.27 for the year ended December 31, 2015.

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30 - $0.39	1,675,500	8.7	$0.30	986,612	8.7	$0.30
0.40 - 0.49	2,811,000	9.7	0.40	311,000	7.4	0.40
0.50 - 0.59	226,250	6.6	0.50	226,250	6.6	0.50
0.60 - 0.69	402,500	4.1	0.60	392,658	4.1	0.60
0.70 - 1.25	456,000	2.1	1.00	456,000	2.1	1.00
$0.30 - $1.25	5,571,250	8.3	$0.44	2,372,520	6.3	$0.52

There was $740,117 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted as of December 31, 2015. This cost is expected to be recognized over a period of 2.45 years, and will be adjusted for any future changes in estimated forfeitures.

The Series D Warrants issued in connection with the registered direct offering of Series D Convertible Preferred are measured at fair value and liability-classified because the Series D Warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds $283,725 to the warrants issued in the Series D registered direct offering. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first. The down-round protection for the Series D Warrants survives for the life of the Series D Warrants, which ends in May 2017. During the year ended December 31, 2014 a total of 596,658 warrants were exercised at an exercise price of $0.25 resulting in net proceeds to the Company of $149,165.

In connection with the senior secured convertible debentures issued in our still open private placement with closings in 2015, we issued warrants to the lenders to purchase an aggregate 8,767,857 shares of the Common Stock, at an exercise price of $0.40 per share, expiring five years after the issuance date. We also issued warrants to the placement agent to purchase an aggregate 1,689,286 shares of the Common Stock, at an exercise price of $0.40 per share, expiring five years after the issuance date.

We extended the expiration dates to two more years on certain warrants related to bridge loans. These warrants were originally issued with a three year expiration. The incremental value for the warrant extension was $69,627 which was recognized as interest expense.

We recorded expense of $93,488 in 2015 relating to warrants issued in 2014 for services that were performed.

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

During the year ended December 31, 2015, the Company issued 1,755,091 shares with a fair value of $457,030 for consulting and investor relation services.

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

On various dates in December 2015, $58,919 of existing convertible debt and interest was converted into 235,676 shares of the Company’s common stock.

(11) Subsequent Events

Since January 1, 2016, the Company received $1,419,667 in net proceeds from the sale of convertible debentures and $256,660 in net proceeds from short- term promissory notes.

On various dates from January to March 2016 the Company issued 205,000 shares of restricted common stock to investor relations firms for services rendered.

On January 12, 2016 SCIEX, a global leader in life science analytical technologies (Framingham, MA) and a wholly-owned subsidiary of Danaher Corporation (NYSE: DHR), announced an exclusive co-marketing agreement with PBI to improve protein quantification in complex samples.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2015, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2015, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.

●	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, valuation of warrants and other equity transactions.

●	Limited policies and procedures that cover recording and reporting of financial transactions.

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2015.

Name	Age	Position	Board Committees	Term of office

Richard T. Schumacher	65	President, Chief Executive Officer, Treasurer, Clerk and Director		2017

Jeffrey N. Peterson	60	Chairman of the Board	Audit, Compensation, Nominating	2018

Dr. Mickey Urdea	63	Director		2018

Vito J. Mangiardi	66	Director	Audit, Compensation, Nominating	2016

Kevin A. Pollack	45	Director	Audit, Compensation, Nominating	2016

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each nominee described below, led to our conclusion that the person should serve as a director of PBI in light of our business and structure:

Mr. Richard T. Schumacher, the founder of the Company, has served as a director of the Company since 1978. He has served as the Company’s Chief Executive Officer since April 16, 2004 and President since September 14, 2004. He previously served as Chief Executive Officer and Chairman of the Board of the Company from 1992 to February 2003. From July 9, 2003 until April 14, 2004 he served as a consultant to the Company pursuant to a consulting agreement. He served as President of the Company from 1978 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was employed by the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Mr. Jeffrey N. Peterson has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. Since 1999, he has served as the chief executive officer of Target Discovery, Inc. (“TDI”), a personalized medicine diagnostics (PMDx) company. Mr. Peterson also serves as Chairman of TDI’s majority-owned subsidiary, Veritomyx, Inc., which is completing development and commercialization of software tools for accurate peptide, protein and isoform identification and characterization. Prior to incorporating and joining TDI, Mr. Peterson served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy. Prior to that, he spent 9 years in key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, and Consumer) businesses, last serving as CEO and General Manager of Abbott South Africa. Mr. Peterson’s experience prior to Abbott Laboratories included 11 years with General Electric’s Engineered Materials and Plastics businesses, spanning roles in strategic planning, business development, technology licensing, marketing and sales, operations, quality control and R&D. Mr. Peterson holds BSChE and MSChE (Chemical Engineering) degrees from MIT, as well as 6 issued US and many related international patents, and has authored articles in peer-reviewed scientific journals. Mr. Peterson is Chair Emeritus of the BayBio Institute, a non-profit organization serving the regional life science community. He served for 12 years on the Board of BayBio, the trade association for the life sciences industry in Northern California. He was a cofounder of the Coalition for 21st Century Medicine, and of BIO’s Personalized Medicine & Diagnostics Working Group, and served on the board of Advisors for the Center for Professional Development and Entrepreneurship at the University of Texas MD Anderson Cancer Center. Mr. Peterson has lived and worked overseas for 18 years, in the Middle East, Europe and Africa, and is Chair Emeritus of the American International School of Johannesburg.

Mr. Vito J. Mangiardi has served as a director of the Company since July 2012. Mr. Mangiardi is an accomplished senior executive with proven experience as a President, CEO and COO in the Life Sciences and Bio Energy product and service sectors. He is a strong P&L performer and corporate strategist in General Management, Operations, Sales/Marketing, and Science. Mr. Mangiardi has held positions as a Research Chemist for Bio-Rad Laboratories, Inc.; Sales & Marketing Director for Baxter Travenol, Inc.; Executive VP and COO for Quintiles Transnational Corp.; President and CEO of Diagnostics Laboratories, Inc., Clingenix, Inc., and Bilcare, Inc.; and President of AAI Pharma, Inc. More recently he was the COO/Deputy Director of Operations and Production at the University of California Lawrence Berkeley National Laboratory Joint Genome Institute. Mr. Mangiardi has experience with three start-ups, two midsize, and several mature companies, and has international experience leading and managing organizations on four continents. He has vast experience in leading alliances, acquisitions, due diligence, and post-acquisition assimilation. Mr. Mangiardi has been on the Board of Directors of three companies and has proven success in working with both national and international investment groups to raise funds. Mr. Mangiardi earned a BS in Biology/Chemistry from Eastern Illinois University and two MBA degrees from Golden Gate University - in General Management and in Marketing. Mr. Mangiardi is listed as an inventor in four patents and various publications in protein separation techniques in the area of metabolism, thyroid, anemia/hematology and cancer, and is a member of numerous professional organizations. Mr. Mangiardi is the founding partner, President and CEO of Marin Bay Partners, LLC (MBP), a consulting firm focused on life sciences, pharmaceutical development and clinical diagnostics.

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. Mr. Pollack is Chief Financial Officer of Opiant Pharmaceuticals, Inc. (OPNT-OTCQB), a speciality pharmaceutical company developing pharmacological treatments for substance use, addictive, and eating disorders. He has been an investment banker and securities attorney at Banc of America Securities LLC and Sidley Austin LLP (formerly Brown & Wood LLP), respectively, and has previous asset management experience at Paragon Capital LP. Mr. Pollack is a magna cum laude graduate of the Wharton School of the University of Pennsylvania and holds J.D. and M.B.A. degrees from Vanderbilt University, where he graduated with Beta Gamma Sigma honors. Currently, he sits on the Boards of Directors of Opiant Pharmaceuticals, Inc. and MagneGas Corporation (MNGA-NASDAQ), an alternative energy company. Mr. Pollack also is President of Short Hills Capital LLC.

Dr. Michael S. “Mickey” Urdea has served as a director of the Company since February 8, 2013. Dr. Urdea is a Founder and Partner for Halteres Associates, a biotechnology consulting firm. He also founded and served as Chief Executive Officer of Tethys Bioscience, a proteomics-based diagnostics company involved in preventative personalized medicine. Additionally, Dr. Urdea is a founder and the Chairman of Catalysis Foundation for Health, an organization addressing gaps in global healthcare caused by inefficiencies in disease diagnosis and monitoring. He serves as an expert consultant to the life sciences industry and is on the scientific advisory boards and boards of directors of a number of biotechnology, diagnostics, venture capital and philanthropic organizations. Prior to his current business activities, Dr. Urdea founded the Nucleic Acid Diagnostics group at Chiron Corporation, and with colleagues, invented branched DNA molecules for amplification of signal in nucleic acid complexes. Application of this technology resulted in the first commercial products for quantification of human hepatitis B, hepatitis C, and human immunodeficiency viruses (HBV, HCV and HIV, respectively). He then became business head of the Molecular Diagnostics group and Chief Scientific Officer at Bayer Diagnostics. He continues to serve as a diagnostics industry, product development and scientific advisor to the Bill and Melinda Gates Foundation, acted as co-chair of two of the Grand Challenges grant review committees, and served as a member of its Diagnostic Forum. Dr. Urdea is an author on nearly 200 peer-reviewed scientific publications, nearly 300 abstracts and international scientific presentations, and more than 100 issued and pending patents. He received his BS in Biology and Chemistry from Northern Arizona University in Flagstaff and his Ph.D in Biochemistry from Washington State University.

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

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2015 were made on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2015 and 2014 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2015; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2015.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2015	$294,250	$-	$-	$343,000	$-	$16,098	$653,348
President, CEO	2014	294,250	-	-	71,910	-	70,880	437,040

Edmund Ting, Ph.D	2015	197,600	-	-	35,672	-	1,216	234,488
Senior Vice President of	2014	197,600	-	-	47,940	-	1,670	247,210
Engineering

Alexander Lazarev, Ph.D	2015	165,600	-	-	31,556	-	7,656	204,812
Vice President of	2014	165,600	-	-	35,955	-	7,910	209,465
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2015 or 2014.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2015, for the relevant assumptions used to determine the valuation of stock option grants.

(3) “All Other Compensation” includes our Company match to the executives’ 401(k) contribution and premiums paid on life insurance for the executives. Both of these benefits are available to all of our employees. In the case of Mr. Schumacher, “All Other Compensation” also includes $13,448 in premiums we paid for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary and $50,927 in payments for earned but unused paid time off. “All Other Compensation” for Dr. Lazarev includes $6,000 paid to Dr. Lazarev in lieu of his participation in the medical benefit plan offered by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date

Richard T. Schumacher	30,000	-		$1.00	3/30/2016
President, CEO	70,000	-		$1.00	2/12/2017
	75,000	-		$0.60	3/12/2019
	15,000	-		$1.00	9/9/2021
	30,000	-		$0.60	3/13/2022
	75,000	-		$0.40	5/14/2023
	150,006	149,994	(2)	$0.30	9/24/2024
	104,167	1,145,833	(3)	$0.40	12/31/2025

Edmund Y. Ting, Ph.D	12,000	-		$1.00	3/30/2016
Senior Vice President of Engineering	60,000	-		$1.00	4/24/2016
	42,000	-		$0.60	2/12/2017
	15,000	-		$1.00	9/9/2021
	17,500	-		$0.60	3/13/2022
	54,000	-		$0.40	5/14/2023
	100,004	99,996	(2)	$0.30	9/24/2024
	10,833	119,167	(3)	$0.40	12/31/2025

Alexander V. Lazarev, Ph.D	50,000	-		$1.00	3/30/2016
Vice President of Research & Development	10,000	-		$1.00	2/12/2017
	35,000	-		$0.60	3/12/2019
	15,000	-		$1.00	9/9/2021
	15,000	-		$0.60	3/13/2022
	45,000	-		$0.40	5/14/2023
	75,003	74,997	(2)	$0.30	9/24/2024
	9,583	105,417	(3)	$0.40	12/31/2025

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2005 Equity Incentive Plan, 2013 Equity Incentive Plan and 2015 Nonqualified Incentive Plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our Company.

(2)	Options to purchase shares of common stock were granted on September 24, 2014 to each of the Named Executive Officers, of which 1/6th of the stock options will vest six months from the date of grant while the remainder will vest monthly over the remaining three year vesting period.

(3)	Options to purchase shares of common stock were granted on December 31, 2015 to each of the Named Executive Officers, of which the stock options will vest monthly from the date of grant over the three year vesting period.

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

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2015.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (1)	Option Awards (2)(3)	Total
Vito J. Mangiardi	40,000	-	29,149	69,149
Jeffrey N. Peterson	60,000	-	52,361	112,361
Kevin A. Pollack	40,000	-	29,149	69,149
Michael S. Urdea, Ph. D.	55,000	-	22,402	77,402

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and attending committee meetings in 2015. Mr. Peterson currently earns $15,000 per quarter as chairman of the board of directors and Dr. Urdea receives $15,000 annually for serving on the scientific advisory committee. There is no limit to the number of board of directors or committee meetings that may be called.

(2) Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2015, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2015 that have been issued as director compensation.

Name	Aggregate Number of Stock Options Outstanding
Vito J. Mangiardi	258,000
Jeffrey N. Peterson	452,250
Kevin A. Pollack	258,000
Michael S. Urdea, Ph. D.	220,500

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2015. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of January 31, 2016 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 21,996,330 shares of our common stock issued and outstanding as of January 31, 2016. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 31, 2016, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Amount and Nature of Beneficially Ownership(1)	Percent of Class
Richard T. Schumacher(2)	1,998,324	8.6%
Jeffrey N. Peterson(3)	966,125	4.2%
Kevin A. Pollack(4)	943,244	4.2%
Vito J. Mangiardi(5)	715,310	3.2%
Michael S. Urdea, Ph.D(6)	694,165	3.1%
Edmund Y. Ting, Ph.D(7)	344,082	1.5%
Alexander V. Lazarev, Ph.D(8)	223,598	1.0%
All other officers(9)	232,691	1.0%

All Executive Officers and Directors as a Group (eight persons)(8)	6,117,539	22.9%

1)	The terms of the Company’s Series D Convertible Preferred Stock and Series D warrants, Series G Convertible Preferred Stock and Series G warrants, Series H Convertible Preferred Stock and Series H warrants, Series J Convertible Preferred Stock and Series J warrants, Series K Convertible Preferred Stock and Series K warrants and various Common Stock warrants issued in connection with the Company’s fundraising efforts contain a limitation on conversion which prevents the holder from converting shares of Series D, Series G, Series H, Series J and Series K Convertible Preferred Stock into, or exercise of the warrants and various Common Stock warrants for, shares of Common Stock if, after giving effect to the conversion or exercise, as the case may be, the holder would beneficially own more than 4.99% of the outstanding shares of Common Stock. The holder may elect to increase this limitation to 9.99%, 14.99% or 19.99%, upon not less than 61 days prior written notice to the Company.

2)	Includes (i) 519,173 shares of Common Stock issuable upon exercise of options; (ii) 63,000 shares of Common Stock issuable upon conversion of Series J Convertible Preferred Stock; (iii) 63,000 shares of Common Stock issuable upon conversion of Series J Convertible Preferred Stock; (iv) 122,000 shares of Common Stock issuable upon conversion of Series K Convertible Preferred Stock; and (v) 457,429 shares of Common Stock issuable upon the exercise of warrants. Does not include 20,162 shares of Common Stock held by Mr. Schumacher’s minor son as his wife exercises all voting and investment control over such shares.

3)	Includes (i) 306,750 shares of Common Stock issuable upon exercise of options; (ii) 103,000 shares of Common Stock issuable upon conversion of Series K Convertible Preferred Stock; and (iii) 267,000 shares of Common Stock issuable upon the exercise of warrants.

4)	Includes (i) 177,000 shares of Common Stock issuable upon exercise of options; (ii) 200,000 shares of Common Stock issuable upon conversion of Series K Convertible Preferred Stock; and (iii) 301,000 shares of Common Stock issuable upon the exercise of warrants.

5)	Includes (i) 177,000 shares of Common Stock issuable upon exercise of options; (ii) 120,000 shares of Common Stock issuable upon the exercise of warrants.

6)	Includes (i) 158,250 shares of Common Stock issuable upon exercise of options; (ii) 177,000 shares of Common Stock issuable upon the exercise of warrants.

7)	Includes (i) 311,337 shares of Common Stock issuable upon exercise of options; (ii) 200,000 shares of Common Stock issuable upon conversion of Series K Convertible Preferred Stock and (iii) 193,000 shares of Common Stock issuable upon the exercise of warrants.

8)	Includes (i) 204,586 shares of Common Stock issuable upon exercise of options; (ii) 240,000 shares of Common Stock issuable upon conversion of Series K Convertible Preferred Stock; and (iii) 177,000 shares of Common Stock issuable upon the exercise of warrants.

9)	Includes (i) 203,753 shares of Common Stock issuable upon exercise of options; (ii) 6,220 shares of Common Stock issuable upon the exercise of warrants.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2015 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,503,250	$0.46	1,236,750
Equity compensation plans adopted by the Board of Directors(2)	2,068,000	0.40	2,932,000

(1) Includes the following plans: 2005 Equity Incentive Plan and 2013 Equity Incentive Plan.

(2) Includes the following plan: 2015 Nonqualified Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

Board Independence

Our board of directors has reviewed the qualifications of each of Messrs. Peterson, Mangiardi, Pollack, and Dr. Urdea constituting more than a majority of our directors and has affirmatively determined that each individual is “independent” as such term is defined under the current listing standards of the OTC Markets. The board of directors has determined that none of these directors has a material relationship with us that would interfere with the exercise of independent judgment. In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2015. Marcum has served as the Company’s independent registered public accounting firm in prior years since April 16, 2010.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by Marcum LLP and MaloneBailey LLP, the Company’s previous and current independent registered public accounting firm, respectively for the fiscal year ended December 31, 2015 and 2014:

	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees	$115,615	$120,000
Audit-Related Fees	13,012	56,799
Tax and Other Fees	-	-
	$128,627	$176,799

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.		Reference

3.1	Restated Articles of Organization of the Company	A-3.1**

3.2	Articles of Amendment to Restated Articles of Organization of the Company	B-3.1**

3.3	Articles of Amendment to Restated Articles of Organization of the Company, as amended	O-3.1**

3.4	Articles of Amendment to Restated Articles of Organization of the Company, as amended	L-3.1**

3.5	Articles of Amendment to Restated Articles of Organization of the Company, as amended	P-3.1**

3.6	Articles of Amendment to Restated Articles of Organization of the Company, as amended	U-3.1**

3.7	Amended and Restated By-Laws of the Company	A-3.2**

3.8	Amendment to Amended and Restated By-Laws of the Company	C-3.3**

3.9	Articles of Amendment to Restated Articles of Organization of the Company, as amended	W-3.1

3.10	Articles of Amendment to Restated Articles of Organization of the Company, as amended	X-3.1

3.11	Articles of Amendment to Restated Articles of Organization of the Company, as amended	Z-3.1

4.1	Specimen Certificate for Shares of the Company’s common stock	D-4.1**

4.2	Description of Capital Stock (contained in the Amended and Restated Articles of Organization, as amended, of the Company filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7)	A-3.1 & 3.2, B-31, O-31, L-31, P-31 and U.31**

4.3	Rights Agreement dated as of February 27, 2003 between the Company and Computer share Trust Company, Inc.	E-4**

4.4	Amendment No. 1 to Rights Agreement dated April 16, 2004 between the Company and Computershare Trust Company, Inc.	F-4**

4.5	Amendment No. 2 to Rights Agreement dated November 8, 2011 between the Company and Computershare Trust N.A.	U-4.2**

4.6	Securities Purchase Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.9**

4.7	Registration Rights Agreement dated November 21, 2007 between the Company and the purchasers named therein	G-4.10**

4.8	Securities Purchase Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.1**

4.9	Form of 15-Month Preferred Stock Warrant	L-4.3**

4.10	Form of 30-Month common stock Purchase Warrant	L-4.4**

4.11	Amendment No. 1 to 30-Month common stock Purchase Warrant	Q-4.2**

4.12	Amendment No. 2 to 30-Month common stock Purchase Warrant	S-4.1**

4.13	Registration Rights Agreement dated February 12, 2009 between the Company and the purchasers named therein	L-4.5**

4.14	Securities Purchase Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.1**

4.15	Registration Rights Agreement dated November 18, 2009 between the Company and the purchasers named therein	O-4.3**

4.16	Series B Preferred Stock Warrant	O-4.2**

Exhibit No.		Reference

4.17	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Warrant	Q-4.1**

4.18	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Warrant	S-4.2**

4.19	Securities Purchase Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	P-4.1**

4.20	Registration Rights Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	P-4.3**

4.21	Amendment No. 1 to Securities Purchase Agreement dated June 21, 2011, amending Securities Purchase Agreement dated April 8, 2011 between the Company and the Purchasers Named Therein	R-4.1**

4.22	Form of common stock Purchase Warrant	P-4.2**

4.23	Form of Warrant Issued to Lenders	T-4.1**

4.24	Form of Promissory Note Issued to Lenders	T-4.2**

4.25	Form of common stock Purchase Warrant	U-4.1**

4.26	Form of Warrant	V-4.1**

4.27	Securities Purchase and Exchange Agreement, dated December 28, 2012	W-4.2

4.28	Securities Purchase and Exchange Agreement, dated December 28, 2012	X-4.1

4.29	Form of Warrant	X-4.2

4.30	Registration Rights Agreement, dated February 6, 2013 between the Company and Purchasers named therein	X-4.3

4.31	10% Convertible Debenture, issued on June 7, 2013 for a Purchase price of $250.00	Y-4.1

4.32	Securities Purchase and Exchange Agreement, dated December 12, 2013	Z-4.1

4.33	Form of Warrant, initial exercise date December 12, 2013	Z-4.2

4.34	Registration Rights Agreement, dated December 12, 2013	Z-4.3

10.1	1999 Non-Qualified Stock Option Plan*	H**

10.2	1999 Employee Stock Purchase Plan*	H**

10.3	2005 Equity Incentive Plan.*	I-99.1**

10.4	Amendment No. 1 to 2005 Equity Incentive Plan*	M-10.1**

10.5	Description of Compensation for Certain Directors*	N-10.7**

10.6	Severance Agreement between the registrant and Richard T. Schumacher*	N-10.6**

10.7	Form of Severance Agreement including list of officers to whom provided*	N-10.7**

10.8	Consent Agreement, dated May 29, 2007, by and among the registrant, PBI Source Scientific, Inc., Source Scientific, LLC, BIT Analytical Instruments, Inc., Richard W. Henson and Bruce A. Sargeant.	J-10.1**

10.9	Asset Purchase Agreement dated April 16, 2004 between the Company, BBI Biotech Research Laboratories, Inc. and SeraCare Life Sciences, Inc.	F-1**

10.10	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.11**

10.11	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.12**

10.12	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	N-10.13**

10.13	Agreement for Research Services dated February 1, 2006 by and between the registrant and the University of New Hampshire	K-10.1**

10.14	Placement Agency Agreement between the Placement agent and the Company, dated November 8, 2011	U-10.1**

10.15	Form of Securities Purchase Agreement	U-10.2**

10.16	Form of Escrow Agreement, as amended	U-10.3**

10.17	Form of Securities Purchase Agreement	V-3.1**

10.18	Securities Purchase Agreement, dated June 7, 2013	Y-10.1

23.1	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP)	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm (Marcum LLP)	Filed herewith

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	Interactive Data File	Filed herewith

*Management contract or compensatory plan or arrangement.

**Previously filed as follows.

A	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Registration Statement on Form S-1 (Registration No. 333-10759) filed with the Commission on August 23, 1996.

B	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

C	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

D	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

E	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission March 12, 2003.

F	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission April 16, 2004.

G	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Registration Statement on Form S-3 (Registration No. 333-148227) filed with the Commission on December 20, 2007.

H	We previously filed this exhibit as an appendix to the registrant’s proxy statement filed June 14, 1999.

I	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Registration Statement on Form S-8 (Reg. No. 333-128594) filed with the Commission on September 26, 2005.

J	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2007.

K	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2006.

L	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 18, 2009.

M	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on September 29, 2008.

N	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Annual Report on Form 10-K filed with the Commission on March 27, 2008.

O	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 19, 2009.

P	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2011.

Q	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on August 11, 2011.

R	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2011.

S	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2011.

T	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011.

U	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on November 10, 2011.

V	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2012.

W	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2013.

X	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2013.

Y	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on June 13, 2013.

Z	We previously filed this exhibit with the referenced exhibit number as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on December 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2016	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Treasurer, Clerk and Director	April 5, 2016
Richard T. Schumacher	(Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 5, 2016
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 5, 2016
Michael S.Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 5, 2016
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 5, 2016
Kevin A. Pollack