Form 10-Q
period 2016-03-31
PRESSURE BIOSCIENCES INC
filed 2016-05-16
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of May 13, 2016 was 27,649,437.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,387	$116,783
Accounts receivable	393,911	113,256
Inventories, net of $50,000 reserve at March 31, 2016 and December 31, 2015	966,549	1,038,371
Prepaid income taxes	7,381	7,381
Prepaid expenses and other current assets	337,505	213,926
Total current assets	1,798,733	1,489,717
Investment in available-for-sale equity securities	154,824	294,522
Property and equipment, net	13,951	20,149
TOTAL ASSETS	$1,967,508	$1,804,388

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$780,136	$941,389
Accrued employee compensation	214,119	176,009
Accrued professional fees and other	645,003	821,088
Deferred revenue	207,129	140,878
Convertible debt, net of debt discount of $0 at March 31, 2016 and December 31, 2015	100,000	100,000
Other debt, net of discount of $2,499 and $3,041, respectively	238,979	151,628
Warrant derivative liability	5,571,000	3,295,976
Conversion option liability	7,028,206	3,940,791
Total current liabilities	14,784,572	9,567,759
LONG TERM LIABILITIES
Related party convertible debt, net of debt discount of $288,930 and $0, respectively	2,074	-
Convertible debt, net of debt discount of $5,655,498 and $5,223,658, respectively	1,005,002	177,342
Deferred revenue	36,935	36,935
TOTAL LIABILITIES	15,828,583	9,782,036
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	866	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,546 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	36	36
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 11,416 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	114	114
Common stock, $.01 par value; 100,000,000 shares authorized; 23,309,898 and 23,004,898 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	233,100	230,050
Warrants to acquire common stock	5,416,681	5,416,681
Additional paid-in capital	26,240,345	26,036,733
Accumulated other comprehensive income	(244,723)	(105,025)
Accumulated deficit	(45,507,597)	(39,557,206)
Total stockholders’ deficit	(13,861,075)	(7,977,648)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,967,508	$1,804,388

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Products, services, other	$454,350	$359,364
Grant revenue	56,128	80,770
Total revenue	510,478	440,134

Costs and expenses:
Cost of products and services	221,699	190,783
Research and development	335,270	231,923
Selling and marketing	191,236	166,223
General and administrative	808,218	726,024
Total operating costs and expenses	1,556,423	1,314,953

Operating loss	(1,045,945)	(874,819)

Other (expense) income:
Interest expense, net	(835,144)	(605,585)
Other expense	(912)	(36,913)
Change in fair value of derivative liabilities	(4,068,390)	(530,138)
Total other (expense) income	(4,904,446)	(1,172,636)

Net loss	(5,950,391)	(2,047,455)
Accrued dividends on convertible preferred stock	-	(16,668)

Net loss applicable to common shareholders	$(5,950,391)	$(2,064,123)

Net loss per share attributable to common stockholders - basic and diluted	$(0.26)	$(0.11)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	23,198,360	18,840,390

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
Comprehensive Loss

Net loss	$(5,950,391)	$(2,047,455)

Other comprehensive loss
Unrealized loss on marketable securities	(139,698)	-

Comprehensive loss	$(6,090,089)	$(2,047,455)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,950,391)	$(2,047,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,198	6,919
Accretion of interest and amortization of debt discount	839,234	425,226
Gain on settlement of debt	(5,044)	-
Stock-based compensation expense	101,462	54,890
Amortization of third party fees paid in common stock and warrants	105,200	46,744
Change in fair value of derivative liabilities	4,068,390	530,138
Changes in operating assets and liabilities:
Accounts receivable	(280,655)	(51,391)
Inventories	71,822	51,557
Prepaid expenses and other assets	43,303	(22,836)
Accounts payable	(161,253)	(115,670)
Accrued employee compensation	38,110	(16)
Deferred revenue and other accrued expenses	(109,834)	71,412
Net cash used in operating activities	(1,233,458)	(1,050,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party convertible debt	96,667	6,300
Payment of related party debt	-	(12,300)
Net proceeds from convertible debt	1,025,500	1,054,750
Payments on convertible debt	-	(500,500)
Net proceeds from non-convertible debt	256,660	396,127
Payments on non-convertible debt	(168,765)	(147,533)
Net cash provided by financing activities	1,210,062	796,844

NET DECREASE IN CASH	(23,396)	(253,638)
CASH AT BEGINNING OF YEAR	116,783	473,948
CASH AT END OF PERIOD	$93,387	$220,310

SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,154	$203,311
Income taxes paid in cash	-	-
NON CASH TRANSACTIONS:
Convertible debt exchanged for common stock	-	138,000
Reclassification of conversion option liabilities into equity	-	661,464
Accrued dividends on preferred stock	-	16,668
Unrealized loss from available-for-sale equity securities	139,698	-
Debt discount from derivative liability	1,294,049	-
Convertible debt held in escrow	166,882	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2016, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, we completed an over-subscribed $5.0 million debt financing on March 31, 2016 with a total amount raised of $6.3 million. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the three months ended March 31, 2016 we received $1,684,549 net proceeds, in additional convertible and non-convertible debt. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2015, which was derived from audited financial statements, and the unaudited interim condensed consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 5, 2016.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
	March 31,
	2016	2015
Top Five Customers	46%	64%
Federal Agencies	11%	26%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December, 31, 2015
Top Five Customers	55%	93%
Federal Agencies	0%	1%

Product Supply

BIT Group, Inc. of California has been our sole contract manufacturer for our PCT NEP3229 and NEP2320 instrumentation. However, the Company has reached agreement for a Massachusetts-based contract manufacturer to assemble its future instrumentation builds starting with the new NEP2320 Extreme Barocycler instrument, effective in May 2016.

Investment in Available-For-Sale Equity Securities

As of March 31, 2016, we held 601,500 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On March 31, 2016, our balance sheet reflected the fair value of our investment in Everest to be $154,824, based on the closing price of Everest shares of $0.26 per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. This change in market value will be recorded by us on a quarterly basis as an unrealized gain or loss in Comprehensive Income or Loss.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss	$(5,950,391)	$(2,047,455)
Preferred dividends accrued	-	(16,668)
Net loss applicable to common shareholders	$(5,950,391)	$(2,064,123)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	23,198,360	18,840,390

Loss per common share - basic and diluted	$(0.26)	$(0.11)

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

	For the Three Months Ended
	March 31,
	2016	2015
Stock options	5,460,250	3,406,250
Convertible debt	25,226,800	8,555,938
Common stock warrants	26,998,401	19,182,201
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	865,700
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series H2 Convertible Preferred Stock	2,100,000	2,100,000
Series J Convertible Preferred Stock	3,546,000	3,546,000
Series K Convertible Preferred Stock	11,416,000	11,416,000
	77,363,151	50,822,089

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

The Company recognized stock-based compensation expense of $101,462 and $54,890 for the three months ended March 31, 2016 and 2015, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Condensed Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2016	2015
Research and development	$20,381	$11,343
Selling and marketing	12,690	6,975
General and administrative	68,391	36,572
Total stock-based compensation expense	$101,462	$54,890

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities are primarily related to convertible debentures and deferred revenue with carrying values that approximate fair value.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016:

		Fair value measurements at March 31, 2016 using:
	March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	154,824	154,824	-	-
Total Financial Assets	$154,824	$154,824	$-	$-

	March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$256,420	-	-	$256,420
Warrants Issued with Convertible Debt	5,314,580	-	-	5,314,580
Conversion Option Derivative Liabilities	7,028,206	-	-	7,028,206
Total Derivatives	$12,599,206	$-	$-	$12,599,206

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2016:

	December 31, 2015	Issuance fair value	Change in fair value	March 31, 2016
Series D Preferred Stock Purchase Warrants	$173,526	$-	$82,894	$256,420
Warrants Issued with Convertible Debt	3,122,450	1,087,254	1,104,876	5,314,580
Conversion Option Derivative Liabilities	3,940,791	1,535,290	1,552,125	7,028,206
Total Derivatives	$7,236,767	$2,622,544	$2,739,895	$12,599,206

The amounts above valued at issuance includes $1,328,495 that was charged directly to “change in fair value of derivative liabilities” at issuance.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015:

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2015:

	January 1, 2015	Change in Fair Value	Reclassified to Equity	March 31, 2015
Series D Preferred Stock Purchase Warrants	$159,875	$51,031	-	$210,906

The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2015	Warrants revalued at March 31, 2016
Expected life (in months)	60.0	11.0	7.0
Expected volatility	104.5%	104.9%	103.6%
Risk-free interest rate	0.875%	0.65%	0.39%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.16	$0.24

The assumptions for the binomial pricing model are represented in the table below for the warrants issued with the Convertible Debt throughout the period reflected on a per share common stock equivalent basis.

Assumptions	At Issuance Fair value	Warrants revalued at December 31, 2015	Warrants revalued at March 31, 2016
Expected life (in months)	60.0	55.0-60.0	48.0-60.0
Expected volatility	118.3 - 138.3%	136.3-141.6%	138.3 -142.2%
Risk-free interest rate	1.23-1.69%	1.29-1.76%	1.21%
Exercise price	$0.40	0.40	$0.40
Fair value per warrant	$ 0.19-$.40	0.30	$0.40

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	Conversion options revalued at December 31, 2015	Conversion options revalued at March 31, 2016
Expected life (in months)	6-24	18-24	12-24
Expected volatility	104.2-153.8%	112.2-114.7%	112.03-113.67%
Risk-free interest rate	0.05-0.99%	1.06%	0.59-0.73%
Exercise price	$0.28-$0.35	$0.28	$0.28
Fair value per conversion option	$0.09-$0.30	$0.14-$0.33	$0.27-$0.30

5)	Commitments and Contingencies

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

Rental costs are expensed as incurred. During the three months ended March 31, 2016 and 2015 we incurred $33,877 and $22,722 in rent expense, respectively for the use of our corporate office and research and development facilities.

Government Grants

We have received a $1.05 million NIH SBIR Phase II Grant. Under the grant, the NIH has committed to pay the Company to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing and other genomic applications.

6)	Convertible Debt and Other Debt

We entered into Subscription Agreements (the “Subscription Agreement”) with various individuals (each, a “Purchaser”) between July 23, 2015 and March 31, 2016, pursuant to which the Company sold Senior Secured Convertible Debentures (the “Debentures”) and warrants to purchase shares of common stock equal to 50% of the number of shares issuable pursuant to the subscription amount (the “Warrants”) for an aggregate purchase price of $6,319,549 (the “Purchase Price”).

The Company issued a principal aggregate amount of $6,951,504 in Debentures which includes a 10% original issue discount on the Purchase Price. The Debenture does not accrue any additional interest during the first year it is outstanding but accrues interest at a rate equal to 10% per annum for the second year it is outstanding. The Debenture has a maturity date of two years from issuance. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at a fixed conversion price equal to $0.28 per share, subject to applicable adjustments. In the second year that the Debenture is outstanding, any interest accrued shall be payable quarterly in either cash or common stock, at the Company’s discretion.

At any time after the Issuance Date, the Company has the option, subject to certain conditions, to redeem some or all of the then outstanding principal amount of the Debenture for cash in an amount equal to the sum of (i) 120% of the then outstanding principal amount of the Debenture, (ii) accrued but unpaid interest and (iii) any liquidated damages and other amounts due in respect of the Debenture.

Warrants

The Company issued warrants exercisable into a total of 11,284,909 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.40 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that we issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations and also include anti-dilution price protection for subsequent equity sales below the exercise price.

Subject to the terms and conditions of the Warrants, at any time commencing six months from the Final Closing, the Company has the right to call the Warrants for cancellation if the volume weighted average price of its Common Stock on the OTC QB Market (or other primary trading market or exchange on which the Common Stock is then traded) equals or exceeds three times the per share exercise price of the Warrants for 15 out of 20 consecutive trading days.

Security Agreement

In connection with the Subscription Agreement and Debenture, the Company entered into Security Agreements with the Purchasers whereby the Company agreed to grant to Purchasers an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, Warrants and the other Transaction Documents.

The Company determined that the conversion feature of the Debentures met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature on each debt agreement and accounted for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and are amortized to interest expense over the life of the loan. The fair value of the conversion feature was reflected in the conversion option liability line in the condensed consolidated balance sheets.

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

ASC 470-20 states that the proceeds from the issuance of debt with detachable stock warrants should be allocated between the debt and warrants on the basis of their relative fair market values. The debt discount will be amortized to interest expense over the two year term of these loans. We amortized $839,234 of the debt discount to interest expense in 2016. The warrants issued in connection with the convertible debentures are classified as warrant derivative liabilities because the warrants are entitled to certain rights in subsequent financings and the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of $2,840,446 to the total warrants out of the gross proceeds of $6,319,549. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.

The specific terms of the convertible debts and outstanding balances as of March 31, 2016 are listed in the table below.

Fixed Rate Convertible Notes

Inception Date	Term	Loan Amount	Outstanding Balance	Original Issue Discount		Interest Rate		Deferred Finance Fees	Discount related to Fair value of conversion feature and warrants
July 22, 2015	24 months	$2,180,000	$2,180,000	$218,000	[1]	10%	[2]	$388,532	$2,163,074
September 25, 2015	24 months	1,100,000	1,100,000	110,000	[1]	10%	[2]	185,956	1,022,052
October 2, 2015	24 months	150,000	150,000	15,000	[1]	10%	[2]	26,345	140,832
October 6, 2015	24 months	30,000	30,000	3,000	[1]	10%	[2]	5,168	26,721
October 14, 2015	24 months	50,000	50,000	5,000	[1]	10%	[2]	8,954	49,377
November 2, 2015	24 months	250,000	250,000	25,000	[1]	10%	[2]	43,079	222,723
November 10, 2015	24 months	50,000	50,000	5,000	[1]	10%	[2]	8,790	46,984
November 12, 2015	24 months	215,000	215,000	21,500	[1]	10%	[2]	38,518	212,399
November 20, 2015	24 months	200,000	200,000	20,000	[1]	10%	[2]	37,185	200,000
December 4, 2015	24 months	170,000	170,000	17,000	[1]	10%	[2]	37,352	170,000
December 11, 2015	24 months	360,000	360,000	36,000	[1]	10%	[2]	75,449	360,000
December 18, 2015	24 months	55,000	55,000	5,500	[1]	10%	[2]	11,714	55,000
December 31, 2015	24 months	100,000	100,000	10,000	[1]	10%	[2]	20,634	100,000
January 11, 2016	24 months	100,000	100,000	10,000	[1]	10%	[2]	24,966	80,034
January 20, 2016	24 months	50,000	50,000	5,000	[1]	10%	[2]	9,812	40,188
January 29, 2016	24 months	300,000	300,000	30,000	[1]	10%	[2]	60,887	239,113
February 26, 2016	24 months	200,000	200,000	20,000	[1]	10%	[2]	43,952	156,048
March 10, 2016	24 months	125,000	125,000	12,500	[1]	10%	[2]	18,260	106,740
March 18, 2016	24 months	360,000	360,000	36,000	[1]	10%	[2]	94,992	265,008
March 24, 2016	24 months	106,667	106,667	10,667	[1]	10%	[2]	15,427	91,240
March 31, 2016	24 months	167,882	167,882	16,788	[1]	10%	[2]	2,436	165,446
		$6,319,549	$6,319,549	$631,955				$1,158,408	$5,912,979

1 The original issue discount is reflected in the first year.

2 The annual interest starts accruing in the second year.

The closings above on March 10, 24, and 31, 2016 included $264,667 of proceeds received from related parties.

At any time after six months from the Inception Date, the Company has the right to prepay the above Debentures in cash for 120% of the principal amount outstanding and any accrued interest. As of March 31, 2016, a total of approximately $291,000 convertible debentures were issued to related parties.

The following table provides a summary of the changes in convertible debt, net of unamortized discount, during 2016:

2016
Balance at January 1,	$277,342
Issuance of convertible debt, face value	1,550,504
Original issue discount	(140,955)
Debt discount from derivative liabilities (embedded conversion option and warrants)	(1,143,817)
Deferred financing fees	(275,232)
Accretion of interest and amortization of debt discount to interest expense through March 31,	839,234
Balance at March 31,	1,107,076
Less: current portion	100,000
Convertible debt, long-term portion	$1,007,076

Other Notes

On January 6, 2016 we signed a Merchant Agreement with a lender. Under the agreement we received $250,000 in exchange for rights to all customer receipts until the lender is paid $322,500, which is collected at the rate of $1,280 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. $138,840 of the proceeds were used to pay off the outstanding balance of a previous loan from another lender. The Company recognized a gain on the settlement of the previous loan of $5,044 which was credited to interest expense. The Company paid $2,500 in fees in connection with this loan. The note was still outstanding as of March 31, 2016 with a balance of $175,774.

On January 20, 2016, we borrowed $50,000 from an individual with no interest or fees. We paid back the loan in March 2016.

On February 8, 2016 we signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for third position rights to all customer receipts until the lender is paid $129,900, which is collected at the rate of $927 per business day. The Company paid $2,000 in fees in connection with this loan. The note was still outstanding as of March 31, 2016 with a balance of $65,704.

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

As of March 31, 2016, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2015 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2016, options to acquire 1,720,750 shares were outstanding under the Plan with 79,250 shares available for future grant under the Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2016 1,675,500 options have been granted under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options. Under the 2015 Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2016, non-qualified options to acquire 2,068,000 shares were outstanding under the Plan with 2,932,000 shares available for future grants under the 2015 Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price on March 31, 2016.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 01/01/15	3,406,250	$0.51	19,182,201	$0.49	22,588,451	16,611,528
Granted	2,500,000	0.40	10,901,426	0.40	13,401,426
Exercised	-		-	-	-
Expired	(205,000)	1.00	(791,678)	0.31	(996,678)
Forfeited	(130,000)	0.70	-	-	(130,000)
Balance outstanding, 12/31/15	5,571,250	$0.44	29,291,949	$0.49	34,863,199	31,664,469
Granted	-	-	2,929,552	0.40	2,929,552
Exercised	-		-	-	-
Expired	(111,000)	1.00	(5,223,100)	0.40	(5,334,100)
Forfeited	-	-	-	-	-
Balance outstanding, 3/31/2016	5,460,250	$0.43	26,998,401	$0.45	32,458,651	29,658,673

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.30 - $0.39	1,675,500	8.5	$0.30	1,085,024	8.5	$0.30
0.40 - 0.49	2,811,000	9.5	0.40	601,498	8.4	0.40
0.50 - 0.59	226,250	6.4	0.50	226,250	6.4	0.50
0.60 - 0.69	402,500	3.9	0.60	402,500	3.9	0.60
1.00 - 1.25	345,000	2.5	1.00	345,000	2.5	1.00
$0.30 - $1.25	5,460,250	8.2	$0.43	2,660,272	6.8	$0.48

As of March 31, 2016, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $647,398. The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $273,013 for the remainder of 2016, $217,137 in 2017 and $157,248 in 2018.

Common Stock Issuances

On various dates from January to March 2016 the Company issued 305,000 shares of restricted common stock to investor relations firms for services rendered.

8)	Subsequent Events

On May 9, 2016, the Company received a $200,000, three-month, non-convertible loan from an investor. Loan terms include 12% annualized interest and the award of a three-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price set at $0.55.

On May 6, 2016, all remaining Series K preferred shareholders except one converted their preferred stock into approximately 4.3 million shares of the Company’s common stock.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. We qualify all of our forward-looking statements by these cautionary statements.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2016, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to March 31, 2016, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We reported a number of accomplishments in the first four months of 2016:

On January 12, 2016 SCIEX, a global leader in life science analytical technologies (Framingham, MA) and a wholly-owned subsidiary of Danaher Corporation (NYSE: DHR), announced an exclusive co-marketing agreement with PBI to improve protein quantification in complex samples.

On January 28, 2016 in a report focused on the exclusive co-marketing agreement between SCIEX and PBI, Emerging Growth LLC indicated the combination of the two company’s technologies could result in superior biological insights and discoveries and in rapid and dramatic revenue growth for PBI.

On February 3, 2016 SCIEX and Children’s Medical Research Institute (Sydney, Australia) announced they had joined forces to advance the promise of precision medicine. The partners stated they would benefit from SCIEX’s exclusive collaborators, including Pressure BioSciences, and PBI’s PCT platform for increased protein quantitation and reproducibility.

On March 14, 2016 the Company announced that it would participate in a SCIEX workshop on new innovations towards industrialized proteomics at the US HUPO scientific conference in Boston.

On April 12, 2016, the Company announced it had been added to the high-performing Richmond Club Index. The Richmond Index has outperformed the S&P 500 Index by an average of 11% each year for the past ten years.

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015

Revenue

We recognized total revenue of $510,478 for the three months ended March 31, 2016 as compared to $440,134 during the three months ended March 31, 2015, an increase of $70,344 or 16%. This increase is attributable to increases in the sales of our products and services as detailed below.

Products, Services, Other. Revenue from the sale of products and services increased 26% to $454,350 for the three months ended March 31, 2016 as compared to $359,364 during the three months ended March 31, 2015. This increase was primarily attributable to an increase in the sale of pressure-based instrument systems. Sales of consumables also increased for the three months ended March 31, 2016 to $44,234 compared to $39,835 during the same period in the prior year, an increase of 11%.

Grant Revenue. During the three months ended March 31, 2016, we recorded grant revenue of $56,128 compared to grant revenue of $80,770 in the comparable period in 2015. Work on the $1.05 million NIH grant decreased during the first quarter as we needed to wait for certain significant parts to be manufactured. These parts are expected to be received during the second quarter of 2016, which should result in an increase in grant work beginning in the third quarter of the 2016 calendar year.

Cost of Products and Services

The cost of products and services was $221,699 for the three months ended March 31, 2016 compared to $190,783 for the comparable period in 2015. The cost of products and services increased with the concomitant increase in the sales of instrument systems and consumables. Gross profit margin on products and services was 51% for the three months ended March 31, 2016, as compared to 47% for the prior period.

Research and Development

Research and development expenditures were $335,270 during the three months ended March 31, 2016 as compared to $231,923 in the same period in 2015, an increase of $103,347 or 45%. This increase resulted primarily from: (i) the addition of a full-time, Ph.D. level electrical engineer, a key contributor to the development of our new Barocycler NEP2320 Extreme, initially required for the SCIEX co-marketing deal, (ii) our support of Dr. Bruce McCord and Team who are developing an enhanced rape kit test, based on the PCT Platform, (iii) rent increase related to the additional R&D space necessary for growth, and (iv) additional travel, lab supplies, and unused PTO (“paid time off”).

Research and development expense recognized in the three months ended March 31, 2016 and 2015 included $20,381 and $11,343 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $191,236 for the three months ended March 31, 2016 from $166,223 for the comparable period in 2015, an increase of $25,013 or 15%. This increase is primarily attributed to expenses incurred to attend additional tradeshows, more active marketing, and to the generation of data by our collaborative partners that can be used to introduce new and upgraded products and services.

During the three months ended March 31, 2016 and 2015, selling and marketing expense included $12,690 and $6,975 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $808,218 for the three months ended March 31, 2016 as compared to $726,024 for the comparable period in 2015, an increase of $82,194 or 11%. We increased spending on patent/trademark activities, as well as investor and public relations, in outside consulting services, and in other activities that we believed would augment and support our successful 2015/2016 fund raising efforts.

During the three months ended March 31, 2016 and 2015, general and administrative expense included $68,391 and $36,572 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,045,945 for the three months ended March 31, 2016 as compared to $874,819 for the comparable period in 2015, an increase of $171,126 or 20%. This increase was primarily due to increases in expenditures in R&D and in G&A, as described above.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense was $835,144 for the three months ended March 31, 2016 as compared to interest expense of $605,585 for the three months ended March 31, 2015. We amortized $839,234 of debt discounts in the three months ended March 31, 2016. We recorded $70,560 of amortized debt discount and $130,760 of prepayment penalties for the three months ended March 31, 2015 related primarily to the sale of senior secured convertible debentures.

Change in fair value of warrant derivative liability

During the three months ended March 31, 2016, we recorded non-cash expense of $1,217,722 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our private placement offerings. We recorded $51,031 non-cash income in the prior comparable period. This increase in fair value was primarily due to the increase in price of the Company’s common stock at March 31, 2016 as compared to the price on March 31, 2015. The components for determining the fair value of the warrants are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended March 31, 2016, we recorded non-cash income of $2,850,668 for conversion option revaluation expense in our condensed consolidated statements of operations due to an increase in the fair value of the conversion option liability related to convertible debt. This increase in fair value was primarily due to the increase in price of the Company’s common stock on March 31, 2016 as compared to the price on March 31, 2015 or the date the debt was incurred during the quarter and the shorter time to maturity of the debt. For the three months ended March 31, 2015 we recorded non-cash income $354,666 for conversion option liability revaluation. For the three months ended March 31, 2016 and 2015, we recorded a non-cash expense of $1,298,544 and $124,441, respectively upon issuance of convertible debt to account for the excess of fair value of the conversion option liability embedded in the debt instruments over the amount of the debt incurred and the change in fair value during the period. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying condensed consolidated financial statements.

Other Expense

Other Expense totaled $912 for the three months ended March 31, 2016 as compared to $36,913 for the comparable period in 2015.

Net Loss Applicable to Common Shareholders

During the three months ended March 31, 2016, we recorded a net loss to common shareholders of $5,950,391 or $(0.26) per share, as compared to a net loss to common shareholders of $2,064,123 or $(0.11) per share in the three months ended March 31, 2015. Net loss per share increased by $0.15 due to the increased net loss to common shareholders as detailed above. The weighted average common shares outstanding for the period increased because of the issuance of shares of common stock to investor relations firms for services rendered.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2016, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, we completed an over-subscribed $5 million PIPE through March 31, 2016, raising a total of $6.3 million between July 2015 and March 2016. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2016 was $1,233,458 as compared to $1,050,482 for the three months ended March 31, 2015. The increase in cash used in operations in 2016 is principally due to the increase in loss from operations.

Cash used in investing activities for the three months ended March 31, 2016 and 2015 was not significant.

Net cash provided by financing activities for the three months ended March 31, 2016 was $1,210,062 as compared to $796,844 for the same period in the prior year. The cash from financing activities in the period ending March 31, 2016 included $1,122,167 from senior secured convertible debt. We also received $256,600 from non-convertible debt, net of fees, less payment on non-convertible debt of $168,765. In the prior year we received $1,054,750 from convertible debt and $396,127 in proceeds from non-convertible debt.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2016 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2015. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our condensed consolidated financial statements as of and for the three month period ended March 31, 2016, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Note 6, Convertible Debt and Other Debt, for a discussion of the sale of unregistered securities that took place for the quarter ended March 31, 2016.

In addition, on various dates from January to March 2016 the Company issued 305,000 shares of restricted common stock to investor relations firms for services rendered.

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

PRESSURE BIOSCIENCES, INC.

Date: May 16, 2016	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

