Form 10-Q
period 2017-03-31
PRESSURE BIOSCIENCES INC
filed 2017-05-16
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of May 10, 2017 was 32,802,484.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,438	$138,363
Accounts receivable, net of $28,169 reserve at March 31, 2017 and December 31, 2016	518,727	281,320
Inventories, net of $20,000 reserve at March 31, 2017 and December 31, 2016	940,383	905,284
Prepaid income taxes	7,405	7,405
Prepaid expenses and other current assets	207,745	258,103
Total current assets	1,795,698	1,590,475
Investment in available-for-sale equity securities	19,796	25,865
Property and equipment, net	22,571	9,413
TOTAL ASSETS	$1,838,065	$1,625,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$672,729	$407,249
Accrued employee compensation	250,039	249,596
Accrued professional fees and other	990,425	956,884
Deferred revenue	145,918	159,654
Revolving note payable, net of unamortized debt discounts of $839,969 and $637,030, respectively	1,410,031	612,970
Related party convertible debt, net of debt discount of $132,522 and $0, respectively	158,612	-
Convertible debt, net of unamortized debt discounts of $1,987,382 and $2,235,839, respectively	5,213,529	4,005,702
Other debt, net of unamortized discounts of $167,263 and $380, respectively	683,116	238,157
Warrant derivative liability	3,018,515	1,685,108
Conversion option liability	2,679,404	951,059
Total current liabilities	15,222,318	9,266,379
LONG TERM LIABILITIES
Related party convertible debt, net of debt discount of $0 and $165,611, respectively	-	125,523
Convertible debt, net of debt discount of $5,575and $740,628, respectively	5,425	529,742
Deferred revenue	74,805	87,527
TOTAL LIABILITIES	15,302,548	10,009,171
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 86,570 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	866	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,521 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,816 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	68	68
Common stock, $.01 par value; 100,000,000 shares authorized; 31,809,839 and 30,999,839 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	318,098	309,998
Warrants to acquire common stock	6,628,580	6,325,102
Additional paid-in capital	27,446,472	27,244,600
Accumulated deficit	(47,858,705)	(42,264,190)
Total stockholders’ deficit	(13,464,483)	(8,383,418)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,838,065	$1,625,753

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Products, services, other	$525,998	$454,350
Grant revenue	25,359	56,128
Total revenue	551,357	510,478

Costs and expenses:
Cost of products and services	235,997	221,699
Research and development	263,456	335,270
Selling and marketing	213,009	191,236
General and administrative	837,998	808,218
Total operating costs and expenses	1,550,460	1,556,423

Operating loss	(999,103)	(1,045,945)

Other (expense) income:
Interest expense, net	(1,526,632)	(835,144)
Other expense	(959)	(912)
Impairment loss on investment	(6,069)	-
Change in fair value of derivative liabilities	(3,061,752)	(4,068,390)
Total other (expense) income	(4,595,412)	(4,904,446)

Net loss	(5,594,515)	(5,950,391)

Net loss per common share - basic and diluted	$(0.18)	$(0.26)

Weighted average common stock shares outstanding – basic and diluted	31,223,061	23,198,360

The accompanying notes are an integral part of these unaudited consolidated financial statements

4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
Comprehensive Loss

Net loss	$(5,594,515)	$(5,950,391)

Other comprehensive loss
Unrealized loss on marketable securities	-	(139,698)

Comprehensive loss	$(5,594,515)	$(6,090,089)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,594,515)	$(5,950,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for debt extension	10,000	-
Depreciation and amortization	2,450	6,198
Accretion of interest and amortization of debt discount	1,307,889	839,234
Gain on settlement of debt	-	(5,044)
Stock-based compensation expense	74,529	101,462
Warrants issued for services	15,558	105,200
Impairment loss on investment	6,069	-
Change in fair value of derivative liabilities	3,061,752	4,068,390
Changes in operating assets and liabilities:
Accounts receivable	(237,407)	(280,655)
Inventories	(35,099)	71,822
Prepaid expenses and other assets	50,358	43,303
Accounts payable	265,480	(161,253)
Accrued employee compensation	443	38,110
Deferred revenue and other accrued expenses	(92,917)	(109,834)
Net cash used in operating activities	(1,165,410)	(1,233,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(15,608)	-
Net cash used in investing activities	(15,608)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party convertible debt	-	96,667
Net proceeds from revolving note payable	920,000	-
Net proceeds from convertible debt	-	1,025,500
Payments on convertible debt	(300,000)	-
Net proceeds from non-convertible debt	773,000	256,660
Payments on non-convertible debt	(228,907)	(168,765)
Net cash provided by financing activities	1,164,093	1,210,062

NET DECREASE IN CASH	(16,925)	(23,396)
CASH AT BEGINNING OF YEAR	138,363	116,783
CASH AT END OF PERIOD	$121,438	$93,387

SUPPLEMENTAL INFORMATION
Interest paid in cash	$62,802	$1,154
NON CASH TRANSACTIONS:
Discount due to warrants issued with debt	287,920	-
Unrealized loss from available-for-sale equity securities	-	139,698
Debt discount from derivative liability	-	1,294,049
Convertible debt held in escrow	-	166,882
Common stock issued with debt	125,443	-
Discount from one-time interest	100,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2016

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the first quarter of 2017 or in fiscal year 2016.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2017, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, we received $1,840,750 in gross proceeds from loans in the first quarter of 2017. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the three months ended March 31, 2017 we received $1,840,750 net proceeds, in additional convertible and non-convertible debt. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

The accompanying unaudited consolidated balance sheet as of December 31, 2016, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on March 22, 2017.

4)	Summary of Significant Accounting Policies

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31,
	2017	2016
Top Five Customers	61%	46%
Federal Agencies	5%	11%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December, 31, 2016
Top Five Customers	66%	82%
Federal Agencies	1%	1%

Product Supply

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

Investment in Available-For-Sale Equity Securities

As of March 31, 2017, we held 601,500 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On March 31, 2017, our consolidated balance sheet reflected the fair value of our investment in Everest to be $19,796, based on the closing price of Everest shares of $0.03 per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. The change in market value since the receipt of stock was determined to be other than temporary and $6,069 was recorded by us as an impairment loss in the first quarter of 2017.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(5,594,515)	$(5,950,391)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	31,223,061	23,198,360

Loss per common share - basic and diluted	$(0.18)	$(0.26)

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

	For the Three Months Ended
	March 31,
	2017	2016
Stock options	7,814,250	5,460,250
Convertible debt	26,067,288	25,226,800
Common stock warrants	25,399,195	26,998,401
Convertible preferred stock:
Series D Convertible Preferred Stock	750,000	750,000
Series G Convertible Preferred Stock	865,700	865,700
Series H Convertible Preferred Stock	1,000,000	1,000,000
Series H2 Convertible Preferred Stock	2,100,000	2,100,000
Series J Convertible Preferred Stock	3,521,000	3,546,000
Series K Convertible Preferred Stock	6,816,000	11,416,000
	74,333,433	77,363,151

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

The Company recognized stock-based compensation expense of $74,529 and $101,462 for the three months ended March 31, 2017 and 2016, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2017	2016
Research and development	$15,970	$20,381
Selling and marketing	10,886	12,690
General and administrative	47,673	68,391
Total stock-based compensation expense	$74,529	$101,462

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017:

		Fair value measurements at March 31, 2017 using:
	March 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	19,796	19,796	-	-
Total Financial Assets	$19,796	$19,796	$-	$-

	March 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$89,280	-	-	$89,280
Warrants Issued with Convertible Debt	2,929,235	-	-	2,929,235
Conversion Option Derivative Liabilities	2,679,404	-	-	2,679,404
Total Derivatives	$5,697,919	$-	$-	$5,697,919

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2017:

	December 31, 2016	Issuance fair value	Change in fair value	March 31, 2017
Series D Preferred Stock Purchase Warrants	$23,313	$-	$65,967	$89,280
Warrants Issued with Convertible Debt	1,661,795	-	1,267,440	2,929,235
Conversion Option Derivative Liabilities	951,059	-	1,728,345	2,679,404
Total Derivatives	$2,636,167	$-	$3,061,752	$5,697,919

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016:

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

Assumptions	November 10, 2011	Warrants revalued at December 31, 2016	Warrants revalued at March 31, 2017
Expected life (in months)	60.0	5.0	1.2
Expected volatility	104.5%	83.5%	98.3%
Risk-free interest rate	0.875%	0.62%	0.74%
Exercise price	$0.81	$0.25	$0.25
Fair value per warrant	$0.54	$0.02	$0.08

The assumptions for the binomial pricing model are represented in the table below for the warrants issued with the Convertible Debt throughout the period reflected on a per share common stock equivalent basis.

Assumptions	At Issuance Fair value	Warrants revalued at December 31, 2016	Warrants revalued at March 31, 2017
Expected life (in months)	60.0	43.0-51.0	40.0-48.0
Expected volatility	118.3-120.1%	110.0-116.0%	106.0-110.0%
Risk-free interest rate	1.48-1.69%	1.93%	1.50%
Exercise price	$0.40	$0.40	$0.40
Fair value per warrant	$ 0.19-$0.21	$ 0.12-0.14	$ 0.21-0.23

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	At Settlement fair value	Conversion options revalued at December 31, 2016	Conversion options revalued at March 31, 2017
Expected life (in months)	6.0-24.0	0-18.0	6.0-15.0	4.0-12.0
Expected volatility	104.2-153.8%	86.9%-142.2%	84.4-94.8%	90.2-109.3%
Risk-free interest rate	0.05-0.99%	0.01-0.72%	0.62-0.85%	0.91-1.03%
Exercise price	$0.10-$0.35	$0.10-$0.25	$0.28	$0.28
Fair value per conversion option	$0.09-$0.28	$0.07-$0.26	$0.03-$0.06	$0.10-$0.13

5)	Commitments and Contingencies

Operating Leases

Our corporate offices are currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $4,800 per month, on a lease extension, signed on December 29, 2016, that expires December 31, 2017, for our corporate office. We expanded our space to include the first floor starting May 1, 2017 with an increase in monthly rent of $2,150.

On November 1, 2014 we signed a lease for lab space in Medford, MA. The lease expires December 30, 2017 and requires monthly payments of $5,385 subject to annual cost of living increases.

Rental costs are expensed as incurred. During the three months ended March 31, 2017 and 2016 we incurred $30,896 and $33,877 in rent expense, respectively for the use of our corporate office and research and development facilities.

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

Warrants

The Company issued warrants exercisable into a total of 11,302,706 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $0.40 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that we issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations and also include anti-dilution price protection for subsequent equity sales below the exercise price.

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

ASC 470-20 states that the proceeds from the issuance of debt with detachable stock warrants should be allocated between the debt and warrants on the basis of their relative fair market values. The debt discount will be amortized to interest expense over the two year term of these loans. We amortized $5,616,009 of the debt discount to interest expense through the first quarter of 2017. The warrants issued in connection with the convertible debentures are classified as warrant derivative liabilities because the warrants are entitled to certain rights in subsequent financings and the warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of $2,847,624 to the total warrants out of the gross proceeds of $6,329,549. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire or are amended in a way that would no longer require these warrants to be classified as a liability, whichever comes first.

The specific terms of the convertible debts and outstanding balances as of March 31, 2017 are listed in the table below.

Inception Date	Term	Loan Amount	Outstanding Balance	Original Issue Discount		Interest Rate	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
July 22, 2015	24 months	$2,180,000	$2,180,000	$218,000	[1]	10%[2]	$388,532	$2,163,074
September 25, 2015	24 months	1,100,000	1,100,000	110,000	[1]	10%[2]	185,956	1,022,052
October 2, 2015	24 months	150,000	150,000	15,000	[1]	10%[2]	26,345	140,832
October 6, 2015	24 months	30,000	30,000	3,000	[1]	10%[2]	5,168	26,721
October 14, 2015	24 months	50,000	50,000	5,000	[1]	10%[2]	8,954	49,377
November 2, 2015	24 months	250,000	250,000	25,000	[1]	10%[2]	43,079	222,723
November 10, 2015	24 months	50,000	50,000	5,000	[1]	10%[2]	8,790	46,984
November 12, 2015	24 months	215,000	215,000	21,500	[1]	10%[2]	38,518	212,399
November 20, 2015	24 months	200,000	200,000	20,000	[1]	10%[2]	37,185	200,000
December 4, 2015	24 months	170,000	170,000	17,000	[1]	10%[2]	37,352	170,000
December 11, 2015	24 months	360,000	360,000	36,000	[1]	10%[2]	75,449	360,000
December 18, 2015	24 months	55,000	55,000	5,500	[1]	10%[2]	11,714	55,000
December 31, 2015	24 months	100,000	100,000	10,000	[1]	10%[2]	20,634	100,000
January 11, 2016	24 months	100,000	100,000	10,000	[1]	10%[2]	24,966	80,034
January 20, 2016	24 months	50,000	50,000	5,000	[1]	10%[2]	9,812	40,188
January 29, 2016	24 months	300,000	300,000	30,000	[1]	10%[2]	60,887	239,113
February 26, 2016	24 months	200,000	200,000	20,000	[1]	10%[2]	43,952	156,048
March 10, 2016	24 months	125,000	125,000	12,500	[1]	10%[2]	18,260	106,740
March 18, 2016	24 months	360,000	360,000	36,000	[1]	10%[2]	94,992	265,008
March 24, 2016	24 months	106,667	106,667	10,667	[1]	10%[2]	15,427	91,240
March 31, 2016	24 months	177,882	177,882	17,788	[1]	10%[2]	2,436	175,446
June 15, 2016	6 months	40,000	-	-		12%	-	3,680
June 17, 2016	6 months	40,000	-	-		12%	-	3,899
June 22, 2016	6 months	35,000	-	-		12%	-	3,373
July 6, 2016	6 months	85,000	-	-		12%	-	15,048
July 29, 2016	6 months	100,000	-	-		12%	-	25,518
September 15, 2016	8 months	500,000	500,000	85,541		9%	-	65,972

		$7,129,549	$6,829,549	$718,496			$1,158,408	$6,040,469

1 The original issue discount is reflected in the first year.

2 The annual interest starts accruing in the second year.

The closings above included a total of approximately $291,000 convertible debentures purchased by related parties who were members of the Company’s Board of Directors and management and their family members.

At any time after six months from the Inception Date, the Company has the right to prepay the above Debentures in cash for 120% of the principal amount outstanding and any accrued interest.

In January 2017, we executed an amendment to the July 1, 2016 convertible note that was due on January 6, 2017. We received an extension of up to three months on the note’s due date. In exchange for the extension, we agreed to issue 50,000 shares of restricted common stock and pay the investor $10,000 for each 30-day extension. The shares issued for the extension were valued at $10,000 and recorded as interest expense. We made a payment of $34,000 in January 2017 for the first one-month extension and interest on the note from the initial close date through February 6, 2017. The Investor had the right, at any time, to convert all or part of the outstanding and unpaid principal sum and accrued interest into shares of common stock at the conversion price of $0.45. On February 28, 2017, the note was paid in full.

Revolving Note Payable

On October 28, 2016, an accredited investor (the “Investor”) purchased from us a promissory note in the aggregate principal amount of up to $2,000,000 (the “Revolving Note”) due and payable on the earlier of October 28, 2017 (the “Maturity Date”) or on the seventh business day after the closing of a Qualified Offering (as defined in the Revolving Note). The Investor is obligated to provide us with advances of $250,000 under the Revolving Note, but the Investor shall not be required to advance more than $250,000 in any individual fifteen (15) day period and no more than $500,000 in the thirty (30) day period immediately following the date of the initial advance. We received $2,250,000 pursuant to the Revolving Note as amended and we issued to the Investor warrants to purchase 5,625,000 shares of our Common Stock at an exercise price per share equal to $0.40 per share. The terms of the Warrants are identical except for the exercise date, issue date, and termination date which are based on the advance date.

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

Broker fees amounting to $196,500, the one-time interest of $225,000 and the fair value of the 5,625,000 warrants issued to the Investor amounting to $767,650 were recorded as debt discounts and amortized over the term of the revolving note. The unamortized debt discounts as of March 31, 2017 related to the Revolving Note amounted to $839,969.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discount, during 2017:

2017
Balance at January 1,	$5,273,937
Issuance of convertible debt, face value	1,000,000
Deferred financing cost	(80,000)
Debt discount related to one-time interest charge	(100,000)
Debt discount from shares and warrants issued with the notes	(287,920)
Payments	(300,000)
Accretion of interest and amortization of debt discount to interest expense through March 31,	1,281,580
Balance at March 31,	6,787,597
Less: current portion	6,782,172
Convertible debt, long-term portion	$5,425

Other Notes

On January 6, 2016 we signed a Merchant Agreement with a lender. Under the agreement we received $250,000 in exchange for rights to all customer receipts until the lender is paid $322,500, which is collected at the rate of $1,280 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. $138,840 of the proceeds were used to pay off the outstanding balance of a previous loan from another lender. The Company recognized a gain on the settlement of the previous loan of $5,044 which was credited to interest expense. The Company paid $2,500 in fees in connection with this loan. We received an additional $93,161 in June 2016 under the existing Merchant Agreement. The note was still outstanding as of March 31, 2017 with a balance of $78,322.

On February 8, 2016 we signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for third position rights to all customer receipts until the lender is paid $129,900, which is collected at the rate of $927 per business day. The Company paid $2,000 in fees in connection with this loan. We received an additional $125,000 in June 2016 under the existing Merchant Agreement of which $48,420 was used to pay off the prior loan. The lender provided an additional $70,000 on August 16, 2016. As of March 31, 2017, the outstanding balance on this note was zero.

On August 26, 2016 we signed a Merchant Agreement with a lender. Under the agreement we received $122,465 net proceeds in exchange for rights to all customer receipts which is collected at the rate of $1,386 per business day. As of March 31, 2017, the outstanding balance on this note was zero.

On February 6, 2017, we signed a Merchant Agreement with a lender. Under the agreement we received a loan of $125,000. The Company paid $1,250 in fees in connection with this loan. Under the agreement, $16,180 was used to pay off the prior loan. The loan was still outstanding as of March 31, 2017 with a balance of $72,594.

On February 15, 2017, we received six-month, non-convertible loans in the aggregate of $220,000 from two accredited investors. We agreed to issue an aggregate of 340,000 shares of restricted common stock. The loans earn no interest but carry a 10% original issue fee. We recorded the fair value of the shares amounting to $43,616 as debt discounts that will be amortized to interest expense during the term of the loans. The loans still remain outstanding as of March 31, 2017 with an aggregate balance of $220,000. We amortized $15,551 of debt discounts in the three months ended March 31, 2017. The unamortized debt discounts as of March 31, 2017 were $48,065.

On March 2, 2017, we signed a Merchant Agreement with a lender. Under the agreement we received a loan of $75,750. The Company paid no fees in connection with this loan. A loan balance of $59,464 remains outstanding as of March 31, 2017.

On March 14, 2017, we received an eight-month, non-convertible loan of $250,000 from a privately-held investment firm. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 250,000 shares of restricted common stock. We recorded the fair value of the shares amounting to $51,748 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of March 31, 2017 with a balance of $250,000. We amortized $7,248 of the debt discount in the three months ended March 31, 2017. The unamortized debt discount as of March 31, 2017 was $69,500.

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 170,000 shares of restricted common stock. We recorded the fair value of the shares amounting to $35,079 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of March 31, 2017 with a balance of $170,000. We amortized $2,893 of the debt discount in the three months ended March 31, 2017. The unamortized debt discount as of March 31, 2017 was $49,186.

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

As of March 31, 2017, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2016 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2017, options to acquire 1,083,750 shares were outstanding under the Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2017, options to acquire 2,707,500 shares were outstanding under the Plan with 292,500 shares available for future grants under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options. Under the 2015 Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2017, non-qualified options to acquire 4,023,000 shares were outstanding under the Plan with 977,000 shares available for future grants under the 2015 Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 12/31/16	5,269,250	$0.42	26,459,695	$0.40	31,728,945	29,730,959
Granted	2,615,000	0.28	2,600,000	0.40	5,215,000
Exercised	—		—	—	—
Expired	(70,000)	1.00	(3,660,500)	0.35	(3,730,500)
Forfeited	—	—	—	—	—
Balance outstanding, 3/31/2017	7,814,250	$0.37	25,399,195	$0.41	33,213,445	29,245,037

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.25 - $0.39	4,240,500	9.0	$0.29	1,437,007	7.5	$0.30
0.40 - 0.49	2,786,000	8.5	0.40	1,621,085	8.3	0.40
0.50 - 0.59	226,250	5.4	0.50	226,250	5.4	0.50
0.60 - 0.69	385,500	2.9	0.60	385,500	2.9	0.60
1.00 - 1.25	176,000	3.0	1.00	176,000	3.0	1.00
$0.25 - $1.25	7,814,250	8.3	$0.37	3,845,842	7.0	$0.42

As of March 31, 2017, the total estimated fair value of unvested stock options to be amortized over their remaining vesting period was $730,174. The non-cash, stock-based compensation expense associated with the vesting of these options is expected to be $309,911 in 2017, $286,355 in 2018, $110,522 in 2019 and $23,386 in 2020. The fair value of options granted in 2017 was $487,914.

The aggregate intrinsic value associated with the options outstanding and exercisable as of March 31, 2017 was $28,740. The aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2017 was $79,092.

Common Stock Issuances

On various dates from January to March 2017 the Company issued 810,000 shares of restricted common stock to investors as compensation for loans provided to us.

8)	Subsequent Events

On April 3, 2017, we signed a six-month agreement with an investor relations firm. The agreement includes a cash payment of $10,000 plus a convertible 8-month note for $50,000 with the following significant terms: (i) convertible at $0.40/share, (ii) bears 10% annual interest, (iii) a 20% pre-payment penalty if the Company wants to pre-pay the Note, and (iv) a default rate of 18%.

On April 19, 2017, we received a 7-month non-convertible loan of $250,000 from a privately-held investment firm. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We agreed to issue 25,000 shares at closing. Until the loan is repaid, we will, over the next one hundred eighty (180) days, issue 75,000 shares to the Investor every sixty (60) days for a total issuance of 250,000 shares. No shares other than the initial 25,000 will be issued to the Investor if the loan is fully paid by June 18, 2017.

On May 3, 2017, we received $250,000 pursuant to the Revolving Note as amended and we issued to the Investor warrants to purchase 625,000 shares of our Common Stock at an exercise price per share equal to $0.40 per share. The Revolving Note was amended on May 2, 2017 to increase the aggregate principal amount to $3,000,000, to issue 500,000 shares of our Common Stock to the Investor, to decrease the exercise price per share of the warrants to the lower of (i) $0.40 or (ii) the per share purchase price of the shares of our Common Stock sold in the Qualified Offering, and to change the references in the Revolving Note from “the six (6) month anniversary of October 28, 2016” to “July 25, 2017.”

On May 10, 2017, we received $149,164 from the exercise of 596,657 stock purchase warrants from the Series D registered direct offering on November 10, 2011. In consideration for the warrant exercises, we issued to the investors warrants to purchase 1,044,150 shares of our Common Stock at an exercise price per share equal to $0.28 per share. The warrants expire on the third year anniversary date.

On May 10, 2017, an investor converted 75 shares of Series D Preferred Stock into 187,500 shares of Common Stock. In consideration for the preferred stock conversion, we issued 112,500 shares of restricted Common Stock.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. We qualify all of our forward-looking statements by these cautionary statements.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2017, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to March 31, 2017, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We have 14 United States granted patents and one foreign granted patent (Japan: 5587770, EXTRACTION AND PARTITIONING OF MOLECULES) covering multiple applications of PCT in the life sciences field. PBI also has 19 pending patents in the USA, Canada, Europe, Australia, China, and Taiwan PCT employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, which include, but are not limited to:

●	biological sample preparation – including but not limited to sample extraction, homogenization, and digestion - in such study areas as genomic, proteomic, lipidomic, metabolomic and small molecule;

●	pathogen inactivation;

●	protein purification;

●	control of chemical reactions, particularly enzymatic; and

●	immunodiagnostics.

We reported a number of accomplishments in the first few months of 2017:

On February 2, 2017, the Company announced that it had achieved CE Marking for the Barocycler 2320EXTREME, the Company’s recently released, next-generation PCT-based sample preparation instrument. PBI is now permitted to begin sales of the Barocycler 2320EXT in the European Economic Area.

On March 1, 2017, the Company announced that its Barocycler 2320EXTREME had been named the “Best New Instrument for Sample Preparation 2017” by Corporate America News (“Corp America”) as part of the publication’s 2017 North American Excellence Awards.

On March 23, 2017, the Company announced that it had significantly bolstered its marketing and sales capabilities by contracting with EKG Sales Associates, a lead generation company and by hiring two of its planned four additional field sales directors.

On April 10, 2017, the Company announced that Joseph Damasio, Jr. had joined the Company as its full-time Chief Financial Officer and Vice President of Finance.

Results of Operations

Comparison for the three months ended March 31, 2017 and 2016

Revenue

We recognized total revenue of $551,357 for the three months ended March 31, 2017 as compared to $510,478 during the three months ended March 31, 2016, an increase of $40,879 or 8%. This increase is attributable to increases in the sales of our products and services as detailed below.

Products, Services, Other. Revenue from the sale of products and services increased 16% to $525,998 for the three months ended March 31, 2017 as compared to $454,350 during the three months ended March 31, 2016. This increase was primarily attributable to an increase in the sale of instrument systems. Sales of consumables also increased for the three months ended March 31, 2017 to $63,264 compared to $44,234 during the same period in the prior year, an increase of 43%.

Grant Revenue. During the three months ended March 31, 2017, we recorded grant revenue of $25,359 compared to grant revenue of $56,128 in the comparable period in 2016. Work on the $1.05 million NIH grant decreased during the first quarter but we expect an increase in grant work later in the year.

Cost of Products and Services

The cost of products and services was $235,997 for the three months ended March 31, 2017 compared to $221,699 for the comparable period in 2016. The cost of products and services increased with the concomitant increase in the sales of instrument systems and consumables. Gross profit margin on products and services increased to 55% for the three months ended March 31, 2017, as compared to 51% for the prior period.

Research and Development

Research and development expenditures were $263,456 during the three months ended March 31, 2017 as compared to $335,270 in the same period in 2016, a decrease of $71,814 or 21%. The prior period included company funded independent research activities in the development of an improved rape kit while the current period had decreased employee related costs.

Research and development expense recognized in the three months ended March 31, 2017 and 2016 included $15,970 and $20,381 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $213,009 for the three months ended March 31, 2017 from $191,236 for the comparable period in 2016, an increase of $21,773 or 11%. This increase is primarily attributable to expansion of the company’s sales force by two individuals and recruitment fees.

During the three months ended March 31, 2017 and 2016, selling and marketing expense included $10,886 and $12,690 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $837,998 for the three months ended March 31, 2017 as compared to $808,218 for the comparable period in 2016, an increase of $29,780 or 4%. The prior period activity included credits received from charges incurred with a former professional service provider.

During the three months ended March 31, 2017 and 2016, general and administrative expense included $47,673 and $68,391 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $999,103 for the three months ended March 31, 2017 as compared to $1,045,945 for the comparable period in 2016, a decrease of $46,842 or 4%. This decrease was primarily due to decreases in expenditures in R&D combined with increases in product sales, as described above.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense was $1,526,632 for the three months ended March 31, 2017 as compared to interest expense of $835,144 for the three months ended March 31, 2016. Interest expense reflected amortization of debt discounts related primarily to the sale of senior secured convertible debentures. The increase is from deferred finance charges on new convertible loans.

Change in fair value of warrant derivative liability

During the three months ended March 31, 2017, we recorded non-cash expense of $1,333,407 for warrant revaluation in our consolidated statements of operations due to an increase in the fair value of the warrant liability related to warrants issued in our private placement offerings. We recorded $1,217,722 non-cash income in the prior comparable period. This increase in fair value was primarily due to the increase in price of the Company’s common stock at March 31, 2017 as compared to the price on March 31, 2016. The components for determining the fair value of the warrants are contained in the table in Note 4 of the accompanying consolidated financial statements.

Change in fair value of conversion option liability

During the three months ended March 31, 2017, we recorded non-cash income of $1,728,345 for conversion option revaluation expense in our consolidated statements of operations due to an increase in the fair value of the conversion option liability related to convertible debt. This increase in fair value was primarily due to the increase in price of the Company’s common stock on March 31, 2017 as compared to the price on March 31, 2016 or the date the debt was incurred during the quarter and the shorter time to maturity of the debt. For the three months ended March 31, 2016 we recorded non-cash income $2,850,668 for conversion option liability revaluation. The components for determining the fair value of the conversion option liabilities are contained in the table in Note 4 of the accompanying consolidated financial statements.

Other Expense

Other Expense totaled $959 for the three months ended March 31, 2017 as compared to $912 for the comparable period in 2016.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2017, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6, we received $1,840,750 in gross proceeds from loans in the first quarter of 2017. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. In the event that we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

On December 22, 2016, the Company filed a preliminary Form S-1 with the Securities and Exchange Commission to register shares of its common stock which would allow the Company to raise up to $12.5 million.

Net cash used in operations for the three months ended March 31, 2017 was $1,165,410 as compared to $1,233,458 for the three months ended March 31, 2016. We had a lower operating loss in the current period offset by additional interest expense.

Net cash used in investing activities for the three months ended March 31, 2017 totaled $15,608 compared to none in the prior period. Cash capital expenditures included laboratory equipment and IT equipment.

Net cash provided by financing activities for the three months ended March 31, 2017 was $1,164,093 as compared to $1,210,062 for the same period in the prior year. The cash from financing activities in the period ending March 31, 2017 included $920,000 from our Revolving Note. We also received $773,000 from non-convertible debt, net of fees, less payment on non-convertible debt of $228,907. The prior period included proceeds from senior secured convertible debt.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2017 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three month period ended March 31, 2017, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Note 6, Convertible Debt and Other Debt, for a discussion of the sale of unregistered securities that took place for the quarter ended March 31, 2017.

In January 2017, we executed an amendment to the July 1, 2016 convertible note that was due on January 6, 2017. We received an extension of up to three months on the note’s due date. In exchange for the extension, we agreed to issue 50,000 shares of restricted common stock and pay the investor $10,000 for each 30-day extension. The note was paid in full.

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

We received $250,000 in January 2017, $500,000 in February 2017 and $250,000 in March 2017 pursuant to the October Revolving Note and we issued to the Investor additional warrants to purchase 2,500,000 shares of our common stock. The terms of the Warrants are identical except for the exercise date, issue date, and termination date. Interest on the principal balance of the Revolving Note shall be paid in full on the Maturity Date, unless otherwise paid prior to the Maturity Date.

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

On March 16, 2017 and March 29, 2017, we awarded 660,000 incentive stock options to certain employees and 1,955,000 non-qualified stock options to officers, consultants and directors of the Company. Terms of the stock options include the following significant items: (i) $0.28 exercise price, (ii) 10-year life, (iii) 36 month vesting equally per month for employees and 12 month vesting equally per month for directors, (iv) options vest immediately upon change in-control.

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 170,000 shares of restricted common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1	Amendment to the July 1, 2016 $200,000 Convertible Note between Vision Capital and Pressure BioSciences, Inc.

10.2	Securities Purchase Agreement dated March 14, 2017

31.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2017	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Joseph L. Damasio, Jr.
Joseph L. Damasio, Jr.
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)

