Form 10-K
period 2017-12-31
PRESSURE BIOSCIENCES INC
filed 2018-04-02
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017 or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $6,981,053 based on the closing price of $7.40 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of March 23, 2018, there were 1,367,852 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “PBI,” refer to Pressure BioSciences, Inc., a Massachusetts corporation, and unless the context indicates otherwise, also includes our wholly-owned subsidiary.

On June 5, 2017, the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock All common shares, stock options, and per share information presented in this Annual Report on Form 10-K have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications for Ultra Shearing technology;
●	the potential applications of BaroFold’s PreEMT high-pressure protein refolding technology
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of pressure cycling technology (“PCT”) and constant pressure (“CP”) based units that we believe will be installed and the expected increase in revenues from the sale of consumable products and extended service contracts;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing our resources in the market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT and our other products.

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

ITEM 1. BUSINESS.

Throughout this document we use the following terms: Barocycler®, PULSE®, and BioSeq®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BaroFoldTM, BarozymeTM and BaroFlexTM Strips, all of which are unregistered trademarks of the Company.

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

PCT is an enabling platform technology based on a physical process that had not previously been used to control bio-molecular interactions. PCT uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures and specific time intervals, to rapidly and repeatedly control the interactions of bio-molecules, such as proteins, DNA, RNA, lipids and small molecules. Our laboratory instrument family, the Barocycler®, and our internally developed consumables product line, which include our unique MicroTubes, MicroCaps, MicroPestles, BaroFlex and PULSE® (Pressure Used to Lyse Samples for Extraction) Tubes, and application specific kits (containing consumable products and reagents), together make up our PCT Sample Preparation System (the “PCT SPS”).

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. Throughout 2017, PBI Europe did not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we don’t have control of the subsidiary and did not consolidate them in our financial statements.

Patents

To date, we have been granted 15 United States and foreign patents related to our PCT technology platform, and two additional patents in China related to our Ultra Shear Technology, or UST. We have also received eight patents with our purchase of the assets of BaroFold in December 2017. PCT employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, which include, but are not limited to:

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

Developments

We reported a number of accomplishments in 2017:

On December 20, 2017, we announced a significant software upgrade for our flagship Barocycler 2320EXTREME instrument.

On December 13, 2017 we announced the acquisition of all the assets of BaroFold Corp, and our immediate entry into the Biologics Contract Research Services Sector.

On November 1, 2017, we announced that we had initiated an aggressive marketing and sales strategy expected to drive significant expansion in China.

On October 18, 2017, we announced a strategic collaboration with Phasex Corporation addressing broad markets for stable, water-soluble nanoemulsions.

On October 10, 2017, we announced that our penetration into the European biopharma and high pressure markets was continuing to expand via multiple scientific presentations in Germany, Poland, and Ireland.

On October 2, 2017, we announced that we were issued two patents on our widely-applicable, high pressure-based Ultra Shear Technology. PBI believes that UST can be used to create or improve a broad range of medical, consumer, and industrial products through the preparation of high quality nanoemulsions and “clean label” food.

On September 18, 2017, we announced that the Barocycler 2320EXTREME was named a finalist in the prestigious 2017 R&D 100 Awards. Known as the “Oscars of Innovation”, the R&D 100 Awards recognize the top 100 revolutionary technologies of the past year.

On June 5, 2017, we announced that Professor Ruedi Aebersold, a worldwide expert in proteomics and one of PBI’s most well-known clients, received the prestigious Karger Medal for significant contributions to the development of new bioanalytical methods.

On June 2, 2017, we announced a one-for-thirty reverse split of our common stock, to become effective on June 5, 2017. Please see the Company’s second quarter Form 10Q for more details.

On April 10, 2017, we announced that Joseph Damasio, Jr. had joined the Company as its full-time Chief Financial Officer and Vice President of Finance.

On March 23, 2017, we announced that we had significantly bolstered our marketing and sales capabilities by contracting with EKG Sales Associates, a lead generation company and by hiring two of its planned four additional field sales directors.

On March 1, 2017, we announced that our Barocycler 2320EXTREME had been named the “Best New Instrument for Sample Preparation 2017” by Corporate America News (“Corp America”) as part of the publication’s 2017 North American Excellence Awards.

On February 2, 2017, we announced that we had achieved CE Marking for the Barocycler 2320EXTREME, the Company’s recently released, next-generation PCT-based sample preparation instrument. CE Marking permits PBI to begin sales of the Barocycler 2320EXT to the 31 countries of the European Economic Area.

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

Barocycler® Instrumentation

Our Barocycler® product line consists of laboratory instrumentation that subjects a sample to cycles of pressure from ambient (approximately 14.5 psi) to ultra-high levels (20,000 psi or greater) and then back to ambient, in a precisely controlled manner.

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

Barocycler® 2320EXTREME - The Barocycler® 2320EXT is the flagship of the Company’s Barocycler line of PCT-based instruments. It weighs approximately 80lbs, has a maximum pressure of 45,000 psi, and can process either up to 16 MicroTubes simultaneously or one PULSE® Tube. The working temperature range is 4 – 95ºC and is controlled via an on-board electric heating jacket or external circulating water bath. All tests are entered and recorded on a touch screen interface. Information from each test run (pressure profile, cycle number, and temperature) is recorded and can be stored on the instrument, on a USB drive, or networked into the user’s lab. Pressure profiles can be manipulated in a number of ways, including static high pressure holds and pressure ramp programs. The Barocycler® 2320EXT is pneumatic, and requires an input air source of only 100psi to reach and cycle at high pressure.

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

Barocycler® HUB880 - The Barocycler® HUB880 is a compact, portable, bench-top, ultra-high pressure generator that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the food safety and vaccine industries.

Ultra Shear Technology (UST) – UST is an emerging technology that utilizes intense fluid shear and instant heating achieved by specialized high pressure equipment to continuously produce commercially sterile, low acid, pumpable, homogeneous fluid products. This requires the inactivation of bacteria, bacterial spores and enzymes. UST also achieves energetic cellular disruption and fluid homogenization. Consequently, depending on operating conditions, nano-sized emulsions can be produced that have been shown to have improved shelf stability, flavor, and biological inactivation.

The Company received two patents in China on a low cost, scalable approach for production level product manufacturing. The Company believes this method can find use in various nanotechnology applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food (e.g., shelf-stable “clean label” products) applications. We plan to design, develop, manufacture, and market a lab-scale UST-based instrument that we can sell direct to the life sciences and other industries. We also plan to develop a pilot plant scale UST-based instrument for demonstration in our expectation to license the technology to food companies worldwide.

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

PCT-Micro Pestle - PCT μPestles are made from Polytetrafluoroethylene (PTFE), a synthetic fluoropolymer of tetrafluoroethylene, also known as Teflon (by DuPont Co). PTFE is practically inert; the only chemicals known to affect it are certain alkali metals and most highly-reactive fluorinating agents. PCT μPestles, in conjunction with PCT MicroTubes, are designed to enhance the extraction of proteins, lipids, DNA, RNA and small molecules from minute amounts (0.5 – 3.0 mg) of solid tissue in extraction reagent volumes as low as 20-30 μL. PCT MicroTubes and PCT μPestles use PCT to effectively disrupt soft tissues and lyse their cells. As a result, the tissue sample trapped between the MicroTube end and the μPestles tip is crushed on every pressure cycle. This mechanical action, combined with the extraction ability of the buffer under high pressure, results in highly effective tissue homogenization and extraction.

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

Company Services

Government Grants and Contracts

We view federal agency grants to be an important part of our business plan. These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology. We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program. Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000. Because our work in SBIR Phase I grants has been successful, we have applied, and may in the future apply for larger National Institutes of Health (“NIH”) SBIR Phase II grants. Such larger grants are typically for a two-year period and can offer as much as $1,000,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded. To date, we have been awarded five NIH SBIR Phase I grants and three SBIR Phase II grants. The data on three of the NIH SBIR Phase I grants were the basis for the submission, and subsequent award. Of the three NIH SBIR Phase II grants awarded to us: one was in the approximate amount of $845,000 in August 2008, the second was in the approximate amount of $850,000 in September 2011, and the third award was in the approximate amount of $1,020,000 awarded in November 2014. All five of the NIH SBIR Phase I grants and the August 2008 and September 2011, NIH SBIR Phase II grants have been completed. We received an extension on the SBIR Phase II grant, awarded in November 2014, to utilize unused funds until November 30, 2018.

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

Acquisition of BaroFold’s PreEMT™ high-pressure protein refolding technology in December 2017

BaroFold’s assets have significantly increased PBI’s intellectual property portfolio in high-pressure technologies with the addition of eight issued and several pending patents. These patents give PBI the ability to operate in several important areas for biologics research and manufacturing: protein folding, re-folding and disaggregation. The patents also provide PBI the right to grant licenses to third parties to practice the PreEMT and other technologies in both research laboratories and in biopharmaceutical manufacturing.

Biopharmaceutical products are typically large-molecule proteins produced via complex biological manufacturing processes that can lead to undesirable protein misfolding and aggregation. Misfolded or aggregated proteins typically lack therapeutic activity and can present health risks to patients, requiring robust remediation within pharmaceutical manufacturing processes. The PreEMT technology improves the quality of manufacturing, decreases manufacturing costs (as much as $2-10M/year per commercial biologic drug), and facilitates achievement of proper activity from difficult-to-manufacture proteins.

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

Manufacturing and Supply

CBM Industries (Taunton, MA) is the manufacturer of the Barocycler® 2320EXT. CBM is ISO 13485:2003 and 9001:2008 Certified. CBM provides us with precision manufacturing services that include management support services to meet our specific application and operational requirements. Among the services provided by CBM to us are:

●	CNC Machining

●	Contract Assembly & Kitting

●	Component and Subassembly Design

●	Inventory Management

●	ISO certification

At this time, we believe that outsourcing the manufacturing of our Barocycler® 2320EXT to CBM is the most cost-effective method for us to obtain ISO Certified, CE and CSA Marked instruments. CBM’s close proximity to our South Easton, MA facility is a significant asset enabling interactions between our Engineering, R&D, and Manufacturing groups and their counterparts at CBM. CBM was instrumental in helping PBI achieve CE Marking on our Barocycler 2320EXT, as announced on February 2, 2017.

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

Sales

Direct US Sales Force

Our domestic sales force currently consists of one sales director and three field salespersons. We expect to hire additional sales and marketing personnel throughout 2018, with a goal that our sales and marketing department will have a minimum of six staff focused on sales and two on marketing by the end of 2018.

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

In 2018, we plan to expand our Marketing team to support these and additional initiatives.

Foreign Distributor Network

Exclusive Agreements

Currently, we have distribution arrangements covering China, Poland, 24 countries in Europe, and Japan.

In May of 2014, we entered into a three-year distribution agreement with Powertech Technology Co, Ltd., of China, pursuant to which we were granted Powertech Technology exclusive distribution rights to all of our products in China. We expect this agreement will be extended during 2018.

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

In September of 2016, we entered into a distribution agreement with I&L GmbH, of Germany pursuant, to which were granted I&L, exclusive distribution rights to all of our products until March 30, 2018 in the countries designated as Western Europe (Andorra, Austria, Belgium, Denmark, Finland, France, Germany, Gibraltar, Greece, Iceland, Italy, Ireland, Liechtenstein, Luxembourg, Malta, Monaco, Norway, Netherlands, Portugal, San Marino, Spain, Sweden, Switzerland, and the United Kingdom). We recently renewed the agreement to commence on March 31, 2018 and end on March 31, 2019.

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

In January 2016, SCIEX, a global leader in life science analytical technologies, announced an exclusive two-year co-marketing agreement with PBI. In their press release, SCIEX stated that the relationship with us will uniquely position SCIEX to address a major challenge in complex sample preparation by marketing a complete solution to increase the depth, breadth, and reproducibility of protein extraction, digestion, and quantitation in all tissue types, including challenging samples like tumors. Under the agreement, PBI and SCIEX will promote PCT Sample Preparation Systems such as PCT-HD with SWATH® Acquisition-based next generation proteomics, TripleTOF® Systems, QTRAP® Systems, and Triple Quad Systems. This focus on improved sample preparation, a crucial step performed in research laboratories worldwide, will enable scientists to extract more proteins reproducibly from complex sample types, potentially yielding superior biological insights and discoveries. We believe this agreement may be extended at some point during 2018, or that we might enter into an exclusive or a non-exclusive agreement with one or more of the other five companies that sell mass spectrometers.

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

To date, we have been granted 15 United States and foreign patents related to our PCT technology platform, and two additional patents in China related to our Ultra Shear Technology. We also received eight patents with our purchase of the assets of BaroFold in December 2017.

Our issued patents expire between 2018 and 2027. Our failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any of our PCT products. It may also allow our competitors to duplicate our products without our permission and without compensation.

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

Employees

At December 31, 2017, we had fourteen (14) full-time employees and five (5) part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2017 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We concluded that as of December 31, 2017, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2017, we recorded a net loss of $10,715,561 of which approximately $6,000,000 was interest expense, or ($9.62) per share, as compared with $2,706,984, or ($2.97) per share, of the corresponding period in 2016. We expect to continue to incur operating losses until sales of PCT and CP products increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

Our ability to further develop and successfully commercialize our products will depend, in part, on our ability to enforce our patents, preserve our trade secrets, and operate without infringing the proprietary rights of third parties. To date, we have been granted 15 United States and foreign patents related to our PCT technology platform, and two additional patents in China related to our Ultra Shear Technology. We also received eight patents with our purchase of the assets of BaroFold in December 2017.

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

As a result of the regulatory requirements applicable to public companies, we incur legal, accounting, and other expenses that are significant in relation to the size of our Company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and OTC Markets Group, Inc., have increased and will continue to increase our legal and financial compliance costs and may make some activities more time-consuming. These requirements have placed and will continue to place a strain on our systems and on our management and financial resources.

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

Significant policy shifts from the Trump Administration could have a material adverse effect on us.

The Trump Administration has called for substantial change to fiscal and tax policies, regulatory oversight of businesses, and greater restrictions on free trade including significant increases on tariffs on goods imported into the United States, including from China. Proposals espoused by President Trump may result in changes to social, political, regulatory and economic conditions in the United States or in laws and policies affecting the development and investment in countries where we currently conduct business. In addition, these changes could result in negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us.

RISKS RELATING TO OWNERSHIP OF OUR SECURITIES

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2017, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock.

As of December 31, 2017, all of the issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of common stock. As of December 31, 2017 only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were outstanding. Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2017, we had issued notes and debentures convertible into common stock at prices ranging from $7.50 to $8.40 per common share. If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of December 31, 2017, an additional 2,594,229 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

As of December 31, 2017, there were 1,342,858 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2017 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, and 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock.

As of December 31, 2017, there were outstanding options and warrants to purchase an aggregate of 1,147,234 shares of common stock; and fixed rate convertible debt convertible into 947,203 shares of common stock. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 29, 2017, that expires December 31, 2018, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

On October 18, 2017 we signed a lease extension for our lab space in Medford, MA. The lease will now expire December 30, 2020 and requires monthly payments of $6,912.75 starting January 1, 2018 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

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

The following table sets forth, for the periods indicated, the high and low sales price and the high and low bids, as applicable, per share of common stock, as reported by the OTC Markets from January 1, 2016 through December 31, 2017.

	Year Ended December 31, 2017
	High	Low
First Quarter	$11.40	$4.50
Second Quarter	$10.50	$4.60
Third Quarter	$7.90	$0.70
Fourth Quarter	$4.85	$2.95

	Year Ended December 31, 2016
	High	Low
First Quarter	$15.30	$8.40
Second Quarter	$17.40	$7.80
Third Quarter	$13.80	$8.40
Fourth Quarter	$12.00	$5.40

Authorized Capital

As of December 31, 2017, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock and 15,000 shares as Series K Convertible Preferred Stock.

As of December 31, 2017, there were 1,342,858 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2017 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, and 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock.

Approximate Number of Equity Security Holders

As of December 31, 2017, there were approximately 205 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2017, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2017 and 2016 are outlined in the table below.

Dividends paid in common stock or cash			Dividends payable
For The Year Ended December 31,			For The Year Ended December 31,
	2017	2016		2017	2016
Series D	$-	$-	Series D	$-	$-
Series E	-	-	Series E	-	-
Series G	-	-	Series G	-	1,200
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	442	Series J	83,004	83,484
Series K	-	63,413	Series K	107,478	108,620
	$-	$63,855		$190,482	$193,304

Unregistered Sales of Equity Securities and Use of Proceeds

 During the year ended December 31, 2017, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On September 20, 2017, we issued 4,000 shares of restricted common stock to an investor relations firm and recorded the common stock’s fair value of $16,000 as administrative expense in the year ended December 31, 2017.

October 19, 2017 the Company issued 2,500 shares of its Common Stock at $4.00 per share to a lender for a loan in the amount of $250,000.

On October 27, 2017 the Company issued 2,500 shares of its Common Stock at $4.00 per share to a lender. In consideration for a loan in the amount of $170,000.

On November 15, 2017 the Company issued to Debenture holders 22,701 shares of its Common Stock for quarterly interest of $173,589 issued in stock in lieu of cash.

On December 11, 2017 the Company issued 1,700 shares of its Common Stock to a lender for a loan in the amount of $130,000.

On December 11, 2017 the Company issued 2,500 shares of its Common Stock to a lender for an extension on a loan of $170,000 until February 15, 2018.

On November 29, 2017 the Company issued 4,000 shares of its Common Stock at $3.80 per share to a lender for a loan in the amount of $150,000.

On December 19, 2017 the Company issued 1,500 shares of its Common Stock at $3.85 per share to a lender for a loan in the amount of $110,000.

On December 31, 2017, the Company awarded 2,134 shares of common stock at $7.50 per share to an investor relations firm for services to be rendered in 2018 for the Company.

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. PBI Europe has never had any operating activities and we cannot reasonably predict when operations will commence. Therefore, we don’t have control of the subsidiary and did not consolidate them in our financial statements.

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

We are also the exclusive distributor, throughout the Americas for Constant System’s cell disruption equipment, parts, and consumables. CS, a British company located several hours northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment required by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has over 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

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

Going Concern

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2017, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2017, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2017, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2017 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2017 as compared with December 31, 2016

Revenue

We had total revenue of $2,240,498, in the year ended December 31, 2017 as compared with $1,976,487 in the prior year, a 13% increase. The increase was due to product sales growth.

Products, Services, and Other. Revenue from the sale of products and services was $2,065,891 in the year ended December 31, 2017 compared with $1,794,749 in the year ended December 31, 2016, a 15% increase. Revenue included sales of both PBI and CS’s pressure-based products. Sales of instrumentation increased in 2017 by $253,806 or 21%, from $1,205,520 for FY 2016 to $1,459,326 for FY 2017. Sales of consumables were $260,331 for the year ended December 31, 2017 compared to $199,873 for the same period in 2016, an increase of $60,458 or 30%. Products, Services, and Other Revenue included $77,088 from non-cash transactions in the current year while the prior year included non-cash transactions of $63,956. Revenue from non-cash transactions was recognized on the fair value of the assets involved per ASC 845.

Grant Revenue. During 2017, we recorded $174,607 of grant revenue as compared with $181,738 in 2016. In December 2014, the Company was awarded a $1,020,969 SBIR Phase II grant (2R44HG007136) from the National Human Genome Research Institute of the NIH. Entitled “High Pressure Sample Preparation Instrumentation for DNA Sequencing”, this grant is helping to fund the development of an automated, high-throughput, high pressure system (instrument and consumables) to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms. This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years. In March 2018, we received an extension on the SBIR Phase II grant to utilize unused funds until November 30, 2018.

Cost of Products and Services

The cost of products and services was $1,273,354 for the year ended December 31, 2017, compared with $834,012 in 2016. Our overall gross profit margin was 43% for FY 2017 vs. 58% for FY 2016. The prior year margin was affected by a $136,000 credit relating to the SBIR Phase II grant. Excluding this credit, our prior year margin would have been 51%. The current year cost of products and services includes a $159,600 inventory allowance for the older generation of Barocycler instruments held in stock, the NEP3229.

Research and Development

Research and development expenditures were $988,597 for 2017 compared to $1,183,011 in 2016, a decrease of $194,414 or 16%. This decrease resulted primarily from the allocation of R&D resources to production of our instruments. The prior year expenses included charges incurred with a collaborator. Research and development expense also included $92,055 and $65,500 of non-cash, stock-based compensation in 2017 and 2016, respectively.

Selling and Marketing

Selling and marketing expenses were $1,209,334 in 2017 compared to $872,365 in 2016, an increase of $336,969, or 39%. This increase is primarily attributed to an increase in employee staffing resulting from the development of a field sales force. Selling and marketing expense included $54,404 and $42,314 of non-cash stock based compensation expense in 2017 and 2016, respectively.

General and Administrative

General and administrative costs were $3,416,261 in the year ended December 31, 2017, as compared with $2,822,752 in 2016, an increase of $593,509 or 21%. The prior year costs included credits received from charges incurred with a former professional service provider offset by the hire of a CFO in 2017. During the years ended December 31, 2017 and 2016, general and administrative expense included $259,968 and $272,150 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $4,647,048 for the year ended December 31, 2017 as compared to $3,735,653 for the prior year, an increase of $911,395 or 24%. This increase in operating loss was due primarily to the increase in Sales and Marketing expenses, the inventory allowance of $159,600 and the one-time administrative credits in the prior year off-set to a certain extent by an increase in total revenue.

Other income (expense), net

Interest Expense. Net interest expense totaled $6,055,420 for the year ended December 31, 2017 as compared to interest expense of $4,501,186 for the year ended December 31, 2016. The increase was from interest on additional short-term loans, drawdowns on our revolving note and interest accruals at certain trigger dates during the revolving note’s term. In connection with loans issued in 2015 and 2016, we are amortizing deferred financing costs and imputed interest against the debt discount on loans.

Other income (expense) net

We recognized $5,674 in expense during 2017, compared to $1,112 of expense in 2016. Other expenses include foreign exchange losses relating to overseas purchases in local currency.

Impairment loss on investment

The value of our investment in common stock of Everest Investments Holdings S.A. (“Everest”) has declined since the date of receipt of the stock in 2015. We evaluated the decline and considered it as an “other than temporary impairment” reduction. Thus, the impairment loss was recognized as a charge in the consolidated statements of operations. During 2017 and 2016, we recorded impairment losses of $6,069 and $373,682 respectively, which represented the reduction in value of these securities.

Gain on extinguishment of debt

In connection with payments of interest in common stock, we calculated gains of $218,452 on the difference between the stock’s trading price on date of issuance and the interest payable in cash. The gains were offset by fees paid to extend the terms on short-term loans. The current year gains were offset by $33,000 loan extension fees recorded as losses on debt modifications.

Change in fair value of derivative liabilities

During the year ended December 31, 2016, we recorded non-cash income of $5,904,649 from warrant and conversion option liability revaluations in our consolidated statements of operations due to a decrease in the fair value of the derivative warrants and the conversion option liabilities on our debt. This decrease in fair value was primarily due to a decrease in the price per share of our common stock. We early adopted ASU 2017-11 and applied the guidance to derivative accounting. Therefore, we reclassified the warrant and conversion option liabilities to equity and stopped fair valuing the instruments in 2017.

Income Taxes

We did not record an income tax benefit or provision for the years ended December 31, 2017 or 2016.

Net Loss

During the year ended December 31, 2017, we recorded a net loss of $10,715,561 or $(9.62) per share, as compared with $2,706,984 or $(2.97) per share during the year ended December 31, 2016. This increase in net loss is primarily attributable to the discontinued changes in fair value of our derivative liabilities, the increase in Sales and Marketing expenses, the one-time administrative credits in the prior year and additional interest of $1.5 million from current year borrowings.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2017, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We issued a promissory note in the aggregate principal amount of up to $4,000,000 in October 2016 as amended in February 2018 that we can draw funds from, and, through December 31, 2017, we have drawn down $3.5 million ($500,000 subsequent to December 31, 2017). We have efforts in place to continue to raise cash through debt and equity offerings.

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

We believe we will need approximately $15 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues and reach profitability, by:

A.	implementing a next-generation upgrade to our product line and offering a superior instrument with greater net margins;

B.	gaining additional non-dilutive monies from governmental research and development applications, and/or engineering projects; and

C.	retaining a small team of sales and marketing persons to target research facilities and academic institutions, and cultivate our current customer list of pharmaceutical, military and paramilitary organizations.

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

Net cash used in operating activities was $3,904,549 for the year ended December 31, 2017 as compared with $3,805,851 for the year ended December 31, 2016.

Net cash used in investing activities for the year ended December 31, 2017 totaled $171,825 compared to $7,203 in the prior period. Cash capital expenditures included BaroFold patents, laboratory equipment and IT equipment.

Net cash provided by financing activities for the year ended December 31, 2017 was $4,019,044 as compared with $3,834,634 in the prior year.

In 2017,

A	$1,755,850 in aggregate net proceeds were raised from sales of convertible debentures and $925,541 payments were made for convertible debt.

B	Loans in the aggregate amount of $2,905,752 were received during the year and we made payments on new and existing debt of $1,894,231.

C	$2,070,000 in aggregate net proceeds were drawn down from a revolving note facility.

D	$140,214 net proceeds were received from warrant exercises.

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “PBIO.”

COMMITMENTS AND CONTINGENCIES

Royalty Commitments

In 1996, we acquired our initial equity interest in BioSeq, Incorporated (“BioSeq”). At the time, BioSeq was developing our original pressure cycling technology. They acquired its pressure cycling technology from BioMolecular Assays, Inc. (“BMA”) under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining, outstanding capital stock of BioSeq; and, consequently, the technology transfer and patent assignment agreement was amended to require us to pay BMA a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq acquired from BMA. Similarly, the Company is required to pay BMA 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminated March 7, 2016. During the year ended December 31, 2016, we incurred approximately $6,963 in royalty expense associated with our obligation to BMA.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. Mr. Jeffrey N. Peterson, the chief executive officer of TDI, has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012.

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

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and lab space in Medford, MA. Rental costs are expensed as incurred. During 2017 and 2016 we incurred $140,783 and $125,819, respectively, in rent expense for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

2018	$166,353
2019	82,953
2020	82,953
2021	-
Thereafter	-
$332,259

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017 and December 31, 2016.

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2017 and 2016, the outstanding balance for intangible assets was $750,000 and zero, respectively.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2017, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2017 and determined that such long-lived assets were not impaired.

Warrant Derivative Liability

The warrants issued in November 2011 in connection with the registered direct offering of Series D Convertible Preferred Stock (the “Series D Warrants”) and the warrants issued in 2015 and 2016 in connection with the $6.3 million PIPE convertible debentures (the “Debenture Warrants”) are measured at fair value and liability-classified because the Series D Warrants and Debenture Warrants contained “down-round protection” and therefore, did not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging. Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds of $283,725 to the warrants issued in the Series D registered direct offering.

In connection with the sale of convertible debentures in 2015 and 2016, the estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds of $2,847,624 to the warrants issued with convertible debentures. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We early adopted ASU 2017-11 and applied the guidance to derivative accounting. Therefore, we reclassified the warrant and conversion option liabilities to equity and stopped fair valuing the instruments in 2017.

Conversion Option Liability

We have signed convertible notes and have determined that conversion options are embedded in the notes and it is required to bifurcate the conversion option from the host contract under ASC 815 and account for the derivatives at fair value. The estimated fair value of the conversion options was determined using the binomial model. The fair value of the conversion options will be classified as a liability until the debt is converted by the note holders or paid back by the Company. The fair value will be affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We early adopted ASU 2017-11 and applied the guidance to derivative accounting. Therefore, we reclassified the warrant and conversion option liabilities to equity and stopped fair valuing the instruments in 2017.

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

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted the ASU 2016-18 on December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide additional guidance with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company early adopted the ASU 2016-18 on December 15, 2017 starting with its purchase of BaroFold assets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. The Company’s primary source of revenues is from instrument sales which are considered distinct performance obligations and are recognized upon shipment, the Company does not expect the impact on its consolidated financial statements to be material.

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. The Company anticipates it will expand its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2018.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in Net income. The amendment also updates certain presentation and disclosure requirements. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements. The adoption of ASU 2016-01 is expected to increase volatility in net income as changes in the fair value of available-for-sale equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

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

Adoption of ASU 2017-11

The Company changed its method of accounting for the Debentures, Debenture Warrants and Series D Warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a modified retrospective basis. Accordingly, the Company reclassified the warrant derivative and conversion option derivative liabilities to additional paid in capital on its January 1, 2017 consolidated balance sheets totaling approximately $2.6 million, reduced debt discount by approximately $0.9 million and recorded the cumulative effect of the adoption to the beginning balance of accumulated deficit of approximately $2.4 million. This resulted to an increase in stock warrants by $2.6 million and additional paid-in capital by $1.5 million. In addition, because of the modified retrospective adoption, the Company credited the change in fair value of warrant derivative and conversion option derivative liabilities on its consolidated statements of operations by $311,182 and reduced amortization of debt discount by $812,904 for the year ended December 31, 2017. The following table provides a reconciliation of the warrant derivative liability, convertible debt, conversion option derivative liability, stock warrant, additional paid-in capital and accumulated deficit on the consolidated balance sheet as of December 31, 2016:

	Convertible debt, current portion	Convertible debt, long term portion	Warrant Derivative Liability	Conversion Option Liability	Warrants to acquire common stock	Additional Paid-in Capital	Accumulated deficit
Balance, January 1, 2017 (Prior to adoption of ASU 2017-11)	$4,005,702	$529,742	$1,685,108	$951,059	$6,325,102	$27,544,265	$(42,264,190)
Reclassified derivative liabilities and cumulative effect of adoption	769,316	154,152	$(1,685,108)	(951,059)	2,636,236	1,446,011	(2,369,548)
Balance, January 1, 2017 (After adoption of ASU 2017-11)	$4,775,018	$683,894	$-	$-	$8,961,338	$28,990,276	$(44,633,738)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2015.
Houston, Texas
April 2, 2018

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,033	$138,363
Accounts receivable, net of $0 reserve at December 31, 2017 and $28,169 at December 31, 2016	206,848	281,320
Inventories, net of $179,600 reserve at December 31, 2017 and $20,000 December 31, 2016	857,662	905,284
Prepaid income taxes	7,482	7,405
Prepaid expenses and other current assets	214,676	258,103
Total current assets	1,367,701	1,590,475
Investment in available-for-sale equity securities	19,825	25,865
Property and equipment, net	22,662	9,413
Intangible assets, net	750,000	-
TOTAL ASSETS	$2,160,188	$1,625,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$589,263	$407,249
Accrued employee compensation	368,700	249,596
Accrued professional fees and other	800,620	610,589
Other current liabilities	1,536,507	346,295
Deferred revenue	263,106	159,654
Revolving note payable, net of unamortized debt discounts of $0 and $637,030, respectively	3,500,000	612,970
Related party convertible debt, net of unamortized debt discounts of $31,372 and $0, respectively	259,762	-
Convertible debt, net of unamortized discounts of $401,856 and $2,235,839, respectively	8,028,014	4,005,702
Other debt, net of unamortized discounts of $48,194 and $380, respectively	1,379,863	238,157
Warrant derivative liabilities	-	1,685,108
Conversion option derivative liabilities	-	951,059
Total current liabilities	16,725,835	9,266,379
LONG TERM LIABILITIES
Related party convertible debt, net of unamortized debt discounts of $0 and $165,611, respectively	-	125,523
Convertible debt, net of unamortized discounts of $0 and $740,628, respectively	-	529,742
Deferred revenue	57,149	87,527
TOTAL LIABILITIES	16,782,984	10,009,171
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2017 and 2016, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 and 86,570 shares issued and outstanding on December 31, 2017 and 2016, respectively	806	866
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2017 and 2016, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2017 and 2016, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 and 3,521 shares issued and outstanding on December 31, 2017 and 2016, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 and 6,816 shares issued and outstanding on December 31, 2017 and 2016, respectively	68	68
Common stock, $.01 par value; 100,000,000 shares authorized; 1,342,858 and 1,033,328 shares issued and outstanding on December 31, 2017 and 2016, respectively	13,429	10,333
Warrants to acquire common stock	9,878,513	6,325,102
Additional paid-in capital	30,833,549	27,544,265
Accumulated other comprehensive loss	-	-
Accumulated deficit	(55,349,299)	(42,264,190)
Total stockholders’ deficit	(14,622,796)	(8,383,418)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,160,188	$1,625,753

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year Ended
	December 31,
	2017	2016
Revenue:
Products, services, other	$2,065,891	$1,794,749
Grant revenue	174,607	181,738
Total revenue	2,240,498	1,976,487

Costs and expenses:
Cost of products and services	1,273,354	834,012
Research and development	988,597	1,183,011
Selling and marketing	1,209,334	872,365
General and administrative	3,416,261	2,822,752
Total operating costs and expenses	6,887,546	5,712,140

Operating loss	(4,647,048)	(3,735,653)

Other (expense) income:
Interest expense	(6,055,420)	(4,501,186)
Other expense	(5,674)	(1,112)
Impairment loss on investment	(6,069)	(373,682)
Gain on extinguishment of debt	185,452	-
Incentive warrants for warrant exercises	(186,802)	-
Change in fair value of derivative liabilities	-	5,904,649
Total other (expense) income	(6,068,513)	1,028,669

Net loss	$(10,715,561)	$(2,706,984)

Net loss per share - basic and diluted	$(9.62)	$(2.97)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,114,225	911,312

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year Ended
	December 31,
	2017	2016
Comprehensive Loss

Net loss	$(10,715,561)	$(2,706,984)

Other comprehensive loss
Reclassification of unrealized loss to realized loss on marketable securities	-	105,025

Comprehensive loss	$(10,715,561)	$(2,601,959)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2015	300	$3	86,570	$866	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Warrant revaluation	-	-	-	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-
Stock exchange with Everest Investments	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Conversion of Series J convertible preferred stock	-	-	-	-	-	-	-	-
Conversion of Series K convertible preferred stock	-	-	-	-	-	-	-	-
Common Stock offering	-	-	-	-	-	-	-	-
Offering costs for issuance of common stock	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2016	300	$3	86,570	$866	10,000	$100	21	$-
Early adoption of ASU 2017-11	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Warrant revaluation	-	-	-	-	-	-	-	-
Warrant exercise, net of costs	-	-	-	-	-	-	-	-
Stock exchange with Everest Investments	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-
Conversion of Series G convertible preferred stock	-	-	(6,000)	(60)	-	-	-	-
Conversion of Series J convertible preferred stock	-	-	-	-	-	-	-	-
Incentive warrants	-	-	-	-	-	-	-	-
Offering costs for issuance of common stock	-	-	-	-	-	-	-	-
Stock issued for debt extension	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	-	-
Common stock for asset purchase	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2017	300	$3	80,570	$806	10,000	$100	21	$-

	Series J Preferred Stock		Series K Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2015	3,546	$36	11,416	$114	766,830	$7,668	$5,416,681	$26,259,115	$(105,025)	$(39,557,206)	$(7,977,648)
Stock-based compensation	-	-	-	-	-	-	-	379,964	-	-	379,964
Issuance of common stock for services	-	-	-	-	25,167	252	-	332,444	-	-	332,696
Warrant exercise	-	-	-	-	766	8	(11,100)	11,092	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	84,735	-	-	-	84,735
Conversion of debt and interest for common stock	-	-	-	-	14,028	140	-	117,697	-	-	117,837
Issuance of common stock for dividends paid-in-kind	-	-	-	-	8,285	83	-	63,772	-	-	63,855
Conversion of Series J convertible preferred stock	(25)	(1)	-	-	833	8	-	(7)	-	-	-
Conversion of Series K convertible preferred stock	-	-	(4,600)	(46)	153,333	1,533	-	(1,487)	-	-	-
Common stock offering	-	-	-	-	50,834	508	315,301	294,191	-	-	610,000
Offering costs for issuance of common stock	-	-	-	-	-	-	-	(79,035)	-	-	(79,035)
Stock issued with debt	-	-	-	-	13,252	133	-	145,798	-	-	145,931
Warrants issued with debt	-	-	-	-	-	-	519,485	-	-	-	519,485
Beneficial conversion feature	-	-	-	-	-	-	-	20,721	-	-	20,721
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	105,025	-	105,025
Net loss	-	-	-	-	-	-	-	-	-	(2,706,984)	(2,706,984)
BALANCE, December 31, 2016	3,521	$35	6,816	$68	1,033,328	$10,333	$6,325,102	$27,544,264	$-	$(42,264,190)	$(8,383,418)
Early adoption of ASU 2017-11	-	-	-	-	-	-	2,636,236	1,446,011	-	(2,369,548)	1,712,699
Stock-based compensation	-	-	-	-	-	-	-	406,427	-	-	406,427
Issuance of common stock for services	-	-	64	-	5,667	57	-	46,935	-	-	46,992
Warrant exercise, net of costs	-	-	-	-	19,889	199	-	140,015	-	-	140,214
Issuance of warrants for services	-	-	-	-	-	-	15,558	-	-	-	15,558
Issuance of common stock for interest paid-in-kind	-	-	-	-	61,307	612	-	263,990	-	-	264,602
Conversion of Series G convertible preferred stock	-	-	-	-	2,000	20	-	40	-	-	-
Conversion of Series J convertible preferred stock	(63)	-	-	-	2,100	21	-	(21)	-	-	-
Incentive warrants	-	-	-	-	-	-	186,802	-	-	-	186,802
Stock issued for debt extension	-	-	-	-	4,167	42	-	19,458	-	-	19,500
Stock issued with debt	-	-	-	-	64,400	645	-	367,929	-	-	368,574
Common stock for asset purchase	-	-	-	-	150,000	1,500	-	598,500	-	-	600,000
Warrants issued with debt	-	-	-	-	-	-	714,815	-	-	-	714,815
Net loss	-	-	-	-	-	-	-	-	-	(10,715,561)	(10,715,561)
BALANCE, December 31, 2017	3,458	$35	6,880	$68	1,342,858	$13,429	$9,878,513	$30,833,549	$-	$(55,349,299)	$(14,622,796)

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	For the Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,715,561)	$(2,706,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for debt extension	19,500	-
Depreciation and amortization	8,576	17,939
Provision for bad debts	-	28,169
Inventory reserve	159,600	-
Accretion of interest and amortization of debt discount	4,128,637	4,003,485
Incentive warrants for warrant exercises	186,802	-
Penalty interest added to debt principal	-	41,200
Gain on settlement of debt	(185,452)	(5,044)
Stock-based compensation expense	406,427	379,964
Warrants issued for service	15,558	84,735
Shares issued for service	31,000	-
Amortization of third party fees paid in common stock and warrants	-	332,696
Impairment loss on investment	6,069	373,682
Change in fair value of derivative liabilities	-	(5,904,649)
Changes in operating assets and liabilities:
Accounts receivable	74,472	(196,233)
Inventories	(111,978)	133,087
Prepaid expenses and other assets	59,312	(44,201)
Accounts payable	182,014	(534,140)
Accrued employee compensation	119,104	73,587
Accrued interest	898,212	346,295
Deferred revenue and other accrued expenses	813,159	(229,439)
Net cash used in operating activities	(3,904,549)	(3,805,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets	(150,000)	-
Purchases of property plant and equipment	(21,825)	(7,203)
Net cash used in investing activities	(171,825)	(7,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	-	116,667
Payment of related party debt		(20,000)
Net proceeds from revolving note payable	2,070,000	1,133,500
Net proceeds from convertible debt	1,755,850	2,105,420
Payments on convertible debt	(925,541)	(107,000)
Net proceeds from non-convertible debt	2,905,752	1,022,784
Payments on non-convertible debt	(1,894,231)	(947,702)
Net proceeds from warrant exercises	140,214	-
Payments on prepayment penalty	(33,000)	-
Net proceeds from the issuance of common stock	-	530,965
Net cash provided by financing activities	4,019,044	3,834,634

NET (DECREASE) INCREASE IN CASH	(57,330)	21,580
CASH AT BEGINNING OF YEAR	138,363	116,783
CASH AT END OF YEAR	$81,033	$138,363

SUPPLEMENTAL INFORMATION
Interest paid in cash	$533,532	$260,979
NON CASH TRANSACTIONS:
Convertible debt exchanged for common stock	-	117,837
Cashless exercise of warrants	-	11,100
Discount due to beneficial conversion feature	-	20,721
Discount due to warrants issued with debt	714,815	519,485
Common stock issued with debt	368,574	104,731
Common stock issued to purchase intangible assets	600,000	-
Common stock issued to settle non-convertible debt	-	41,200
Common stock issued in lieu of cash for interest	264,602	-
Common stock issued for prepaid services	15,992	-
Conversion of preferred stock and accrued dividends into common stock	61	63,902
Discount from derivative liability	-	1,304,049
Discount from one-time interest	225,000	170,000
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	1,712,699	-
Reversal of accumulated other comprehensive income to impairment loss on investment	-	105,025

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in 2017 or in 2016.

Reverse Stock Split

On June 5, 2017, the Company effected a 1-for-30 reverse stock split of its issued and outstanding shares of common stock All common shares, stock options, and per share information presented in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. The ratio by which shares of preferred stock are convertible into shares of common stock were adjusted to reflect the effects of the reverse stock split.

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2017, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 8 and 9, completed debt financing subsequent to December 31, 2017. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the year ended December 31, 2017 we received approximately $6.7 million  net proceeds, in additional convertible and non-convertible debt. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

Management’s plans to alleviate these conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include pursuing one or more of the following options to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

●	Raise funding through the possible additional sales of the Company’s common stock, including public or private equity financings.

●	Raise additional loan funding.

●	Continue to seek a partner to advance PCT technology.

●	Earn payments pursuant to potential collaboration and license agreements for BaroFold patents.

There can be no assurance, however, that the Company will receive cash proceeds from any of these potential resources or, to the extent cash proceeds are received, those proceeds would be sufficient to support the Company’s operations for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-14”). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This standard was adopted by the Company at January 1, 2017.

Generally, under the new accounting standard, management’s plans must be approved before the date the financial statements are issued to be considered probable of being effectively implemented. Under the new accounting standard, the future receipt of potential funding from the Company’s collaborators and other resources is not considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Annual Report on Form 10-K. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its approximate $80,033 in cash and cash equivalents at December 31, 2017 would allow it to fund its planned operations into the first quarter of 2018. This estimate assumes no additional funding from new partnership agreements, no additional equity financings, no debt financings, and no accelerated repayment of its term loans. Accordingly, the timing and nature of activities contemplated for the remainder of 2017 and thereafter will be conducted subject to the availability of sufficient financial resources.

If the Company is unable to raise capital when needed or on attractive terms, or if it is unable to procure partnership arrangements to advance its programs, the Company would be forced to delay, reduce or eliminate its research and development programs and any future commercialization efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

iii. Revenue Recognition

Revenue is recognized when realized or when realizable and earned when all the following criteria have been met: persuasive evidence of an arrangement exists; goods were shipped, delivery of service has occurred and risk of loss has passed to the customer; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Our current instruments, the Barocycler NEP3229 and NEP2320EXT, require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, upon customer request and for an additional fee, we will send a highly trained technical representative to the customer site to install Barocyclers that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Product revenue related to current Barocycler instrumentation is recognized upon shipment of the unit, and in the case where the customer requests installation and training, the completion of the installation and introductory training process of the instrumentation at the customer location, for domestic installations. Product revenue related to sales of PCT instrumentation to our foreign distributors is recognized upon shipment through a common carrier. We provide for the expected costs of warranty upon the recognition of revenue for the sales of our instrumentation. Our sales arrangements do not provide our customers with a right of return. Product revenue related to the HUB440 and our consumable products such as PULSE Tubes, MicroTubes, and application specific kits is recorded upon shipment through a common carrier. Shipping costs are included in sales and marketing expense. Any shipping costs billed to customers are recognized as revenue.

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

iv. Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade interest-bearing obligations, including money market funds, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair value, and are classified as cash equivalents. Restricted cash is included in cash equivalents.

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

vi. Inventories

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The current year allowance was increased by a $159,600 inventory allowance for the older generation of Barocycler instruments held in stock, the NEP3229. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2017	2016
Raw materials	$288,295	$326,228
Finished goods	748,967	599,056
Inventory reserve	(179,600)	(20,000)
Total	$857,662	$905,284

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

viii. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2017 and 2016, the outstanding balance for intangible assets was $750,000 and $0, respectively.

ix. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2017, the Company had not experienced impairment losses on its long-lived assets.

x. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2017, we determined that no allowance against accounts receivable was necessary and wrote off the prior year allowance of $28,169 as unrecoverable.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2017	2016
Top Five Customers	37%	29%
Federal Agencies	14%	3%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2017	2016
Top Five Customers	85%	82%
Federal Agencies	1%	1%

Investment in Available-For-Sale Equity Securities

As of December 31, 2017, we held 100,250 shares of common stock of Everest, a Polish publicly traded company listed on the Warsaw Stock Exchange. We exchanged 33,334 shares of our common stock for the 100,250 shares from Everest. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On December 31, 2017, our consolidated balance sheet reflected the fair value of our investment in Everest to be $19,825, based on the closing price of Everest shares of $0.1978 per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. The change in market value since the receipt of stock amounting to $379,751 was determined to be other than temporary and was recorded by us as an impairment loss starting in 2016. We recorded $6,069 as realized losses in 2017 for the changes in market value.

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

	2017	2016
Numerator:
Net loss	$(10,715,561)	$(2,706,984)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	1,114,225	911,312

Loss per common share - basic and diluted	$(9.62)	$(2.97)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2017	2016
Stock options	247,692	175,642
Convertible debt	947,203	891,132
Common stock warrants	899,542	881,990
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	28,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	117,367
Series K Convertible Preferred	229,334	227,200
	2,594,229	2,450,522

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2017 and 2016, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2017 and 2016.

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2017:

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	6.0 (yrs )	6.0 (yrs )
Expected volatility	92.85%-104.83%	105.71%
Risk-free interest rate	1.01%-1.53%	1.63%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

We recognized stock-based compensation expense of $406,427 and $379,964 for the years ended December 31, 2017 and 2016, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2017	2016
Research and development	$92,055	$65,500
Selling and marketing	54,404	42,315
General and administrative	259,968	272,149
Total stock-based compensation expense	$406,427	$379,964

During the years ended December 31, 2017 and 2016, the total fair value of stock options awarded was $487,964 and $0, respectively.

As of December 31, 2017, total unrecognized compensation cost related to the unvested stock-based awards was $392,590, which is expected to be recognized over weighted average period of 1.66 years.

xiv. Advertising

Advertising costs are expensed as incurred. We incurred $5,899 in 2017 and $19,125 in 2016 for advertising.

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

 The Company changed its method of accounting for the Debentures and Warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a modified retrospective basis. Accordingly, the Company reclassified the warrant derivative and conversion option derivative liabilities to additional paid in capital on its January 1, 2017 consolidated balance sheets totaling approximately $2.6 million, reduced debt discount by approximately $0.9 million and recorded the cumulative effect of the adoption to the beginning balance of accumulated deficit of approximately $2.5 million.

Adoption of ASU 2017-11

The Company changed its method of accounting for the Debentures, Debenture Warrants and Series D Warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a modified retrospective basis. Accordingly, the Company reclassified the warrant derivative and conversion option derivative liabilities to additional paid in capital on its January 1, 2017 consolidated balance sheets totaling approximately $2.6 million, reduced debt discount by approximately $0.9 million and recorded the cumulative effect of the adoption to the beginning balance of accumulated deficit of approximately $2.4 million. This resulted to an increase in stock warrants by $2.6 million and additional paid-in capital by $1.4 million. The following table provides a reconciliation of the warrant derivative liability, convertible debt, conversion option derivative liability, stock warrant, additional paid-in capital and accumulated deficit on the consolidated balance sheet as of December 31, 2016:

	Convertible debt, current portion	Convertible debt, long term portion	Warrant Derivative Liability	Conversion Option Liability	Warrants to acquire common stock	Additional Paid-in Capital	Accumulated deficit
Balance, January 1, 2017 (Prior to adoption of ASU 2017-11)	$4,005,702	$529,742	$1,685,108	$951,059	$6,325,102	$27,544,265	$(42,264,190)
Reclassified derivative liabilities and cumulative effect of adoption	769,316	154,152	$(1,685,108)	(951,059)	2,636,236	1,446,011	(2,369,548)
Balance, January 1, 2017 (After adoption of ASU 2017-11)	$4,775,018	$683,894	$-	$-	$8,961,338	$28,990,276	$(44,633,738)

The following tables set forth the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

		Fair value measurements at December 31, 2017 using:
	December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	19,825	19,825	-	-
Total Financial Assets	$19,825	$19,825	$-	$-

		Fair value measurements at December 31, 2016 using:
	December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	25,865	25,865	-	-
Total Financial Assets	$25,865	$25,865	$-	$-

	December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Series D Preferred Stock Purchase Warrants	$23,313	-	-	$23,313
Warrants Issued with Convertible Debt	1,661,795	-	-	1,661,795
Conversion Option Derivative Liabilities	951,059	-	-	951,059
Total Derivatives	$2,636,167	$-	$-	$2,636,167

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

The issuance fair values for 2016 include the “day 1” derivative losses on the conversion option derivative liabilities of $1,337,510, which are included in “change in fair value of derivative liabilities” in the consolidated statements of operations. There were no derivative liabilities as of December 31, 2017.

The fair value of the derivative liabilities was determined using a binomial pricing model. The assumptions for the binomial pricing model are represented in the table below for the warrants issued in the Series D private placement reflected on a per share common stock equivalent basis.

Assumptions	November 10, 2011	Warrants revalued at December 31, 2016
Expected life (in months)	60.0	5.0
Expected volatility	104.5%	83.5%
Risk-free interest rate	0.875%	0.62%
Exercise price	$24.30	$7.50
Fair value per warrant	$16.20	$0.60

The assumptions for the binomial pricing model are represented in the table below for the warrants issued with the Convertible Debt in 2016 reflected on a per share common stock equivalent basis.

Assumptions	At Issuance Fair value	Warrants revalued at December 31, 2016
Expected life (in months)	60.0	43.0-51.0
Expected volatility	118.3-120.1%	110.0-116.0%
Risk-free interest rate	1.48-1.69%	1.93%
Exercise price	$12.00	$12.00
Fair value per warrant	$5.70-$6.30	$3.60-4.20

The assumptions for the binomial pricing model are represented in the table below for the conversion options reflected on a per share common stock equivalent basis.

Assumptions	At Issuance fair value	At Settlement fair value	Conversion options revalued at December 31, 2016
Expected life (in months)	6.0-24.0	0-18.0	6.0-15.0
Expected volatility	104.2-153.8%	86.9%-142.2%	84.4-94.8%
Risk-free interest rate	0.05-0.99%	0.01-0.72%	0.62-0.85%
Exercise price	$3.00-$10.50	$3.00-$7.50	$8.40
Fair value per conversion option	$2.70-$8.40	$2.10-$7.80	$0.90-$1.80

xvii. Reclassifications

Certain prior year amounts have been reclassified to conform to our current year presentation.

xviii. Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-18 (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. As early adoption of this amendment is permitted, the Company has adopted the update retrospectively to each period presented. The adoption of this guidance did not have a material impact on the company’s consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated Financial Statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-14”). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This standard was adopted by the Company at January 1, 2017. See Note 2.

 In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. The Company’s primary source of revenues is from instrument sales which are considered distinct performance obligations and are recognized upon shipment, the Company does not expect the impact on its consolidated financial statements to be material.

(4) Property and Equipment, net

Property and equipment as of December 31, 2017 and 2016 consisted of the following components:

	December 31,
	2017	2016
Laboratory and manufacturing equipment	$240,670	$226,326
Office equipment	173,312	165,832
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	461,858	461,858
Total property and equipment	883,957	862,133
Less accumulated depreciation	(861,295)	(852,720)
Net book value	$22,662	$9,413

Depreciation expense for the years ended December 31, 2017 and 2016 was $8,576 and $17,939, respectively.

(5) Intangible Assets

Intangible assets as of December 31, 2017 reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2017. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
BaroFold Patents	$750,000	$-
Less accumulated amortization	-	-
Net book value	$750,000	$-

Amortization expense for each of the years ended December 31, 2017 and 2016 was $0.

(6) Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2017 and 2016 we contributed $13,587 and $22,627, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2017 and 2016, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2017 and 2016. Our tax returns for fiscal years 2014, 2015 and 2016 are open to examination.

We did not record an income tax benefit or provision for the years ended December 31, 2017 and 2016.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Long term deferred taxes:
Inventories	$49,067	$7,856
Accounts receivable allowance	-	17,253
Other accruals	75,992	33,399
Accelerated tax depreciation	6,945	14,582
Non-cash, stock-based compensation, nonqualified	606,020	711,676
Impairment loss on investment	103,748	146,782
Goodwill and intangibles	-	-
Operating loss carry forwards and tax credits	12,196,765	13,561,012
Less: valuation allowance	(13,038,537)	(14,492,560)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2017 and 2016 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2017.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law was enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate. The remeasurement resulted in no change in the Company’s recorded tax provision, as the remeasurement of the company's deferred tax assets and liabilities resulted in a reduction of approximately $5,843,000 which was fully offset by a change in the Company's valuation allowance.

We have net operating loss carry-forwards for federal income tax purposes of $38,690,000 as of December 31, 2017. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2018 through 2038.

We have net operating loss carry-forwards for state income tax purposes of approximately $31,735,000 at December 31, 2017. These net operating loss carry-forwards expire at various dates from 2030 through 2038.

We have research and development tax credit carry-forwards for federal income tax purposes of approximately $1,089,000 as of December 31, 2017 and research and development tax credit carry-forwards for state income tax purposes of approximately $232,000 as of December 31, 2017. The federal credit carry-forwards expire at various dates from 2018 through 2038. The state credit carry-forwards expire at various dates from 2023 through 2033.

In addition, we have federal alternative minimum tax credit carry-forwards for federal income tax purposes of approximately $217,000 as of December 31, 2017. These credits do not expire.

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows for the years ended December 31:

	2017	2016
Federal tax provision rate	35%	34%
Permanent differences	(0)%	24%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	0%	0%
Net operating loss carry back	0%	0%
Valuation allowance	(35)%	(58)%
Effective income tax provision	0%	0%

(8) Commitments and Contingencies

Operating Leases

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 29, 2017, that expires December 31, 2018, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA to December 30, 2020. The lease requires monthly payments of $6,912.75 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

2018	$166,353
2019	82,953
2020	82,953
Thereafter	-
Total minimum payments required	$332,259

Royalty Commitments

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc., a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We are also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminated on March 7, 2016. During the year ended December 31, 2016, we incurred approximately $6,963 in royalty expense associated with our obligation to BioMolecular Assays, Inc.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We recorded $30,000 and $20,000 of minimum royalty income in 2017 and 2016, respectively. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed.

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

On various dates for the year ended December 31, 2017, the Company issued 61,307 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through June 30, 2017 for an aggregate amount of $483,054. We recognized a $218,452 gain on extinguishment of debt by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through June 30, 2017.

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

On September 11, 2017, we notified Debenture holders that their Debentures will be extended 180 days beyond the original maturity date as permitted in the Debenture agreement. We will continue to pay interest on the Debentures until the extended maturity date. We accounted for the Debenture extensions as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50. We started amortizing the remaining unamortized discount as of September 11, 2017 over the new term, which extends 180 days beyond the original maturity date.

The Company issued warrants exercisable into a total of 376,759 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $12.00 per share, subject to applicable adjustments including full ratchet anti-dilution in the event that we issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations and also include anti-dilution price protection for subsequent equity sales below the exercise price.

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

The Company determined that the conversion feature of the Debentures met the definition of a liability in accordance with ASC 815-40 and therefore bifurcated the conversion feature on each debt agreement and accounted for it as a derivative liability. The fair value of the conversion feature was accounted for as a note discount and is amortized to interest expense over the life of the loan. The fair value of the conversion feature was reflected in the conversion option liability line in the consolidated balance sheet as of December 31, 2016.

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

We early adopted ASU 2017-11 and applied the guidance to derivative accounting. We reclassified the fair value of the warrant derivative liabilities to stockholders’ equity when we adopted ASU 2017-11.

Other convertible notes

On May 13, 2016, one lender converted an outstanding note issued on April 28, 2015 and the related accrued interest totaling $117,837 to 14,028 common shares. As of December 31, 2017, the outstanding balance on the note was zero.

On May 24, 2016, we sold an additional convertible note for $107,000 with warrants to purchase 1,667 shares of common stock at an exercise price of $16.50 per share. The purchaser has the right to convert the notes into shares of the Company’s common stock at a fixed conversion price equal to $13.50 per share, subject to applicable adjustments. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of $12,406 to the total warrants and the recognition of a beneficial conversion feature of $7,962, both of which were recorded as a discount to the note. We evaluated the convertible note and warrants for derivative liability treatment and determined that these instruments do not include certain rights such as price protection like our previous debt financings. Accordingly, we concluded that this financing arrangement did not qualify for derivative accounting treatment. The loan was paid in full in fiscal year 2016.

On June 14, 2016, we sold an additional convertible note for $115,000 and issued 1,023 common shares to compensate the lender. On July 1, 2016, the note was modified to increase the principal amount to $200,000 and we received the remaining proceeds of $85,000 on the same date and issued 1,144 common shares as compensation to the lender. The lender has the right to convert the note into shares of the Company’s common stock at fixed conversion price equal to $13.50 per share, subject to applicable adjustments. We valued the total 2,167 common shares using the stock prices at the respective dates the note proceeds were received and recorded the relative fair value of the shares amounting to $26,000 as a debt discount to be amortized over the term of the loan. We then computed the effective conversion price of the note, noting that no beneficial conversion feature exists. We also evaluated the convertible note for derivative liability treatment and determined that the instrument does not include certain rights such as price protection like our previous debt financing. Accordingly, we concluded that this financing arrangement did not qualify for derivative accounting treatment. The loan was paid in full in fiscal year 2017.

On July 29, 2016, we sold an additional convertible note for $100,000 and issued 1,084 common shares to compensate the lender. The lender has the right to convert the notes into shares of the Company’s common stock at a fixed conversion price equal to $13.50 per share, subject to applicable adjustments. The proceeds were allocated between the convertible note and shares of common stock based on their relative fair values. The relative fair values of the convertible note and the common shares was $87,241 and $12,759, respectively. We then computed the effective conversion price of the note, noting that the convertible debt gave rise to a beneficial conversion feature (BCF) of $12,759. The sum of the relative fair value of the common shares and the BCF of $25,518 was recorded as a debt discount to be amortized over the term of the loan. We also evaluated the convertible note for derivative liability treatment and determined that the instruments does not include certain rights such as price protection like our previous debt financings. Accordingly, we concluded that this financing arrangements did not qualify for derivative accounting treatment. The loan was paid in full in fiscal year 2017.

On September 15, 2016, we sold an additional convertible note for $500,000 and issued 6,666 common shares to compensate the lender. The lender has the right to convert the notes into shares of the Company’s common stock at a fixed conversion price equal to $13.50 per share, subject to applicable adjustments. The convertible note includes an original issue discount of $40,541 and is subject to a one-time interest of 9% or $45,000 which was recorded as a debt discount and amortized over the term of the loan. The proceeds were allocated between the convertible note and shares of common stock based on their relative fair values. The relative fair value of the convertible note was $434,028. The allocation of the gross proceeds to the shares of common stock was $65,972 and recorded as a debt discount to be amortized over the term of the loan. We then computed the effective conversion price of the note, noting that no beneficial conversion feature exists. We also evaluated the convertible note for derivative liability treatment and determined that the instrument does not include certain rights such as price protection like our previous debt financings. Accordingly, we concluded that this financing arrangement did not qualify for derivative accounting treatment. The loan was paid in full in fiscal year 2017.

On various dates during the quarter ended December 31, 2017, the Company issued convertible notes for net proceeds of $1,755,850 with the following terms: a) maturity ranging from 3 to 12 months; b) annual interest rates ranging from 5% to 12%; c) convertible to the Company’s common stock at issuance at a fixed rate of $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares or warrants which were fair valued at issuance dates. The relative fair values of the shares or warrants issued with the notes were recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of December 31, 2017.

The specific terms of the convertible notes and outstanding balances as of December 31, 2017 are listed in the tables below.

Convertible Notes

Inception Date	Term	Loan Amount	Outstanding Balance	Original Issue Discount		Interest Rate	Conversion Price(Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
July 22, 2015	30 months[1]	$2,180,000	$2,180,000	$218,000	[2]	10%[3]	$8.40	$388,532	$2,163,074
September 25, 2015	30 months[1]	1,100,000	1,100,000	110,000	[2]	10%[3]	$8.40	185,956	1,022,052
October 2, 2015	30 months[1]	150,000	150,000	15,000	[2]	10%[3]	$8.40	26,345	140,832
October 6, 2015	30 months[1]	30,000	30,000	3,000	[2]	10%[3]	$8.40	5,168	26,721
October 14, 2015	30 months[1]	50,000	50,000	5,000	[2]	10%[3]	$8.40	8,954	49,377
November 2, 2015	30 months[1]	250,000	250,000	25,000	[2]	10%[3]	$8.40	43,079	222,723
November 10, 2015	30 months[1]	50,000	50,000	5,000	[2]	10%[3]	$8.40	8,790	46,984
November 12, 2015	30 months[1]	215,000	215,000	21,500	[2]	10%[3]	$8.40	38,518	212,399
November 20, 2015	30 months[1]	200,000	200,000	20,000	[2]	10%[3]	$8.40	37,185	200,000
December 4, 2015	30 months[1]	170,000	170,000	17,000	[2]	10%[3]	$8.40	37,352	170,000
December 11, 2015	30 months[1]	360,000	360,000	36,000	[2]	10%[3]	$8.40	75,449	360,000
December 18, 2015	30 months[1]	55,000	55,000	5,500	[2]	10%[3]	$8.40	11,714	55,000
December 31, 2015	30 months[1]	100,000	100,000	10,000	[2]	10%[3]	$8.40	20,634	100,000
January 11, 2016	30 months[1]	100,000	100,000	10,000	[2]	10%[3]	$8.40	24,966	80,034
January 20, 2016	30 months[1]	50,000	50,000	5,000	[2]	10%[3]	$8.40	9,812	40,188
January 29, 2016	30 months[1]	300,000	300,000	30,000	[2]	10%[3]	$8.40	60,887	239,113
February 26, 2016	30 months[1]	200,000	200,000	20,000	[2]	10%[3]	$8.40	43,952	156,048
March 10, 2016	30 months[1]	125,000	125,000	12,500	[2]	10%[3]	$8.40	18,260	106,740
March 18, 2016	30 months[1]	360,000	360,000	36,000	[2]	10%[3]	$8.40	94,992	265,008
March 24, 2016	30 months[1]	106,667	106,667	10,667	[2]	10%[3]	$8.40	15,427	91,240
March 31, 2016	30 months[1]	177,882	177,882	17,788	[2]	10%[3]	$8.40	2,436	175,446
June 15, 2016	6 months	40,000	-	-		12%	$13.50	-	3,680
June 17, 2016	6 months	40,000	-	-		12%	$13.50	-	3,899
June 22, 2016	6 months	35,000	-	-		12%	$13.50	-	3,373
July 6, 2016	6 months	85,000	-	-		12%	$13.50	-	15,048
July 29, 2016	6 months	100,000	-	-		12%	$13.50	-	25,518
September 15, 2016	8 months	500,000	-	85,541		9%	$13.50	-	65,972
October 11, 2017	12 months	85,000	-	-		5%	-	4,250	-
October 20, 2017(4)	12 months	150,000	150,000	-		5%	$7.50	7,500	-
October 25, 2017	6 months	103,000	103,000	-		12%	-	3,000
October 27, 2017	12 months	170,000	170,000	-		5%	-	4,250	10,000
November 13, 2017	9 months	380,000	380,000	15,200		8%	$7.50	15,200	46,274
November 22, 2017	12 months	100,000	100,000	10,000		5%	-	2,000	-
November 28, 2017	10 months	103,000	103,000	3,000		12%	-	-	-
November 29, 2017	6 months	150,000	150,000	-		15%	$7.50	-	15,200
November 30, 2017	3 months	50,000	50,000			8%	$7.50
December 5, 2017	3 months	52,500	52,500	-		10%	$7.50	2,500	-
December 6, 2017	4 months	100,000	100,000	-		10%	$7.50	-	-
December 11, 2017	6 months	130,000	130,000	1,500		5%	-	6,500	6,460
December 19, 2017	6 months	110,000	110,000	1,500		5%	-	5,500	5,775
December 28, 2017	6 months	55,000	55,000	-		15%	$7.50	5,000	-
December 29, 2017	12 months	105,000	105,000	-		5%	-	5,000	-
		$8,973,049	$8,088,049	$749,696				$1,219,108	$6,124,178

1) The loan term was extended by 180 days and further extended on January 15, 2018 by 60 days to repay in common stock. The July 22, 2015 Debentures of $2,180,000 is currently past due as of March 19, 2018.

2. The original issue discount is reflected in the first year.

3. The annual interest started accruing in the second year.

4. On October 20, 2017, Company issued to EMA Financial, LLC a 5% one year convertible note in the amount of $150,000, less $7,500 from OID and fees. The note is convertible at $7.50 per share, provided however, if the Company fails to comply with Section 1.9 of the note then the conversion price shall be 65% of the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price, whichever is lower.

As of December 31, 2017, a total of approximately $291,000 convertible debentures were purchased by related parties who were members of the Company’s Board of Directors and management and their family members.

Deferred finance fees included cash commissions amounting to $621,500 and the fair value of the 2,101,786 warrants issued to the placement agent amounting to $536,908. For the year ended December 31, 2017, the Company recognized amortization expense related to the debt discounts indicated above of $1,955,193. The unamortized debt discounts as of December 31, 2017 related to the convertible debentures and other convertible notes amounted to $433,228.

Revolving Note Payable

On October 28, 2016, an accredited investor (the “Investor”) purchased from us a promissory note in the aggregate principal amount of up to $2,000,000 (the “Revolving Note”) due and payable on the earlier of October 28, 2017 (the “Maturity Date”) or on the seventh business day after the closing of a Qualified Offering (as defined in the Revolving Note). Although the Revolving Note is dated October 26, 2016, the transaction did not close until October 28, 2016, when we received its initial $250,000 advance pursuant to the Revolving Note. As a result, on the same day and pursuant to the Revolving Note, we issued to the Investor a Common Stock Purchase Warrant to purchase 20,834 shares of our common stock at an exercise price per share equal to $12.00 per share. The Investor is obligated to provide us with advances of $250,000 under the Revolving Note, but the Investor shall not be required to advance more than $250,000 in any individual fifteen (15) day period and no more than $500,000 in the thirty (30) day period immediately following the date of the initial advance. We received $3,500,000 pursuant to the Revolving Note as amended of which $2,070,000 net proceeds was received in 2017 and we issued to the Investor warrants to purchase 291,667 shares of our Common Stock at an exercise price per share equal to $12.00 per share. The terms of the Warrants are identical except for the exercise date, issue date, and termination date which are based on the advance date.

The Revolving Note was amended on May 2, 2017 to increase the aggregate principal amount to $3,000,000, to issue 16,667 shares of our Common Stock to the Investor, to decrease the exercise price per share of the warrants to the lower of (i) $12.00 or (ii) the per share purchase price of the shares of our Common Stock sold in the Qualified Offering, and to change the references in the Revolving Note from “the six (6) month anniversary of October 28, 2016” to “July 25, 2017.” The fair value of the 16,667 shares issued of $149,018 was accounted for as a note discount and are amortized to interest expense over the life of the loan. We evaluated the accounting impact of the Revolving Note amendment and deemed that the amendment did not have a material impact on our consolidated financial statements.

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

Broker fees amounting to $296,500, the one-time interest of $350,000 and the relative fair value of the 291,667 warrants issued to the Investor amounting to $1,148,275 were recorded as debt discounts and amortized over the term of the revolving note. The unamortized debt discounts related to the Revolving Note were fully amortized as of December 31, 2017.

The Revolving Note was still outstanding as of December 31, 2017 and is currently past due. We continue to accrue interest on the note.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2017:

2017
Balance at January 1,	$5,273,937
Adjustment due to ASU 2017-11	923,468
Issuance of convertible debt, face value	4,093,500
Deferred financing cost	(267,650)
Debt discount related to one-time interest charge	(225,000)
Debt discount from incentive shares to increase the Revolving Note aggregate principal limit	(150,000)
Debt discount from shares and warrants issued with the notes	(750,705)
Payments	(925,541)
Accretion of interest and amortization of debt discount to interest expense through December 31,	3,815,767
Balance at December 31,	11,787,776
Less: current portion	11,787,776
Convertible debt, long-term portion	$-

Other Notes

On January 20, 2016 we borrowed $50,000 from an individual with no interest or fees. We paid back the loan in March 2016.

On February 8, 2016 we signed a Merchant Agreement with a lender. Under the agreement we received $100,000 in exchange for third position rights to all customer receipts until the lender is paid $129,900, which is collected at the rate of $927 per business day. The Company paid $2,000 in fees in connection with this loan. We received an additional $125,000 in June 2016 under the existing Merchant Agreement of which $48,420 was used to pay off the prior loan. The lender provided an additional $70,000 on August 16, 2016. As of December 31, 2017, the outstanding balance on this note was zero.

On May 9, 2016 we signed a promissory note with a lender. Under the agreement we received $200,000 net of a $6,000 original issue discount and we repaid $206,000 on August 25, 2016. In connection with this promissory note, we issued warrants exercisable into 3,333 shares of our common stock. The warrants issued in this transaction are immediately exercisable at an exercise price of $16.50 per share. The warrants have an expiration period of three years from the original issue date. The warrants are subject to adjustment for stock splits, stock dividends or recapitalizations. The warrants were recorded as a component of our Stockholders’ Equity. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of $27,349 to the total warrants and recorded as a discount to the note to be amortized over the term of the loan. We evaluated the warrants for derivative liability treatment and determined that these instruments do not include certain rights such as price protection like our previous debt financings. Accordingly, we concluded that these instruments did not qualify for derivative accounting treatment. In August 2016, the lender extended the maturity date of the note from August 11, 2016 to August 25, 2016. Consequently, a penalty interest of $41,200 was added to the principal amount and settled through the issuance of 3,335 common shares. As of December 31, 2016, the outstanding balance on this note was zero.

On February 15, 2017, we received six-month, non-convertible loans in the aggregate of $220,000 from two accredited investors. We agreed to issue each investor 5,667 shares of restricted common stock. The loans earn no interest but carry a 10% original issue discount fee. We recorded the fair value of the shares amounting to $43,616 as debt discounts that will be amortized to interest expense during the term of the loans. We received a one-month extension on one loan and two one-month extensions on the other. Each extension required a 10% fee to the lender. We treated these extensions as loan extinguishments and accordingly wrote off the original debt and recorded new debt to include the extension fees as part of the principal amount. The extension fees of $33,000 to extend the loans were recorded as losses on extinguishment of debt in the consolidated financial statements. Both loans were paid off entirely by October 31, 2017. We amortized the entire $63,616 of debt discounts in the year ended December 31, 2017.

On March 14, 2017, we received an eight-month, non-convertible loan of $250,000 from a privately-held investment firm. The loan earned an annual interest rate of 10% and included a 10% original issue discount. We also agreed to issue the investor 8,333 shares of restricted common stock. We recorded the fair value of the shares amounting to $46,748 as a debt discount that will be amortized to interest expense during the term of the loan. We amortized the entire $76,748 of the debt discount in the year ended December 31, 2017. In the event of default and at the option of the holder, the loan was convertible into common stock at a 35% discount to the lowest closing stock price for the 15 trading days prior to conversion. We paid the loan entirely by the maturity date so derivative accounting was triggered from the conversion option.

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 5,667 shares of restricted common stock. We recorded the fair value of the shares amounting to $35,079 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of December 31, 2017 with a balance of $170,000. The lender extended the term to December 31, 2017 and further to March 31, 2018 in exchange for a total of 9,500 shares of common stock. We amortized $44,841 of debt discounts in the year ended December 31, 2017. The unamortized debt discount as of December 31, 2017 was $7,238.

On April 19, 2017, we received a 7-month non-convertible loan of $250,000 from a privately-held investment firm. The loan earned an annual interest rate of 10% and included a 10% original issue discount. We agreed to issue 833 shares at closing. Until the loan was repaid, we agreed that over the next one hundred eighty (180) days to issue 2,500 shares to the Investor every sixty (60) days for a total issuance of 8,333 shares. We recorded the fair value of the 8,333 shares amounting to $43,687 as a debt discount that was amortized to interest expense during the term of the loan. We amortized $68,687  of debt discounts in the year ended December 31, 2017. The unamortized debt discount as of December 31, 2017 was zero. In the event of default and at the option of the holder, the loan was convertible into common stock at a 35% discount to the lowest closing stock price for the 15 trading days prior to conversion. We paid the loan entirely by the maturity date so derivative accounting was triggered from the conversion option.

On May 19, 2017, we received a 45-day non-convertible loan of $630,000 from a private investor. The loan provides guaranteed interest of $63,000 and has an origination fee of $32,000. We paid a broker $31,500 in connection with this loan. The unamortized debt discount as of December 31, 2017 was zero. We used these proceeds to pay off in full our September 2016 loan of $589,189. The loan remains outstanding and is currently past due. We continue to accrue interest at a 20% annual rate from the maturity date.

On August 1, 2017, we signed a non-convertible installment loan with a lender. Under the agreement we received a loan of $75,000 with a weekly repayment of $3,500 until payment in full. The loan includes $18,750 representing an original issue discount, interest and fees resulting in a total payable of $93,750. The loan remains outstanding as of December 31, 2017 with a balance of approximately $16,750.

On September 12, 2017, we received a 9-month non-convertible loan of $225,000 from a privately-held investment firm. The loan earns an annual interest rate of 10%. The Company paid total fees of $25,000 including original issue discount and other costs related to this loan. We agreed to issue 3,333 shares at closing. We recorded the fair value of the shares as a debt discount that will be amortized to interest expense during the term of the loan. We amortized $15,311 of debt discounts in the year ended December 31, 2017. The unamortized debt discount as of December 31, 2017 was $22,689. In the event of default and at the option of the holder, the loan is convertible into common stock at a 35% discount to the average of the two lowest daily volume weighted average closing stock price for the 20 trading days prior to conversion.

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The following table shows our Merchant Agreements as of December 31, 2017.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Interest Rate	Deferred Finance Fees	Note
January 6, 2016	250,000	322,500	$-	1,279.76	14%	2,500	1
February 8, 2016	100,000	129,900	-	927.00	15%	2,000
August 16, 2016	70,000	90,930	-	650.00	15%	1,590
August 26, 2016	125,000	166,250	-	1,386.00	6%	2,535
February 6, 2017	125,000	161,250	-	1,343.75	15%	1,250
March 2, 2017	75,750	97,718	-	775.74	7%	750
June 6, 2017	250,000	330,000	-	1,833.00	5%	6,250
June 21, 2017	150,000	190,500	-	1,361.00	15%	1,498
July 17, 2017	125,000	160,000	-	1,250.00	7%	1,250
September 29, 2017	75,000	102,000	(1,200)	1,200.00	15%	1,500
October 25, 2017	110,000	153,890	71,233	1,539.00	15%	8,800
December 7, 2017	160,000	212,800	157,088	1,251.76	25%	5,799
December 12, 2017	160,000	212,800	159,186	1,251.76	15%	5,258
	$1,775,750	$2,330,538	$386,307			$40,980

1) The Company recognized a gain in fiscal year 2016 on the settlement of the previous loan of $5,044 which was credited to interest expense.

We amortized $312,870 and $40,802 of debt discounts during the years ended December 31, 2017 and 2016, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2017 was $48,194.

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

As of December 31, 2017 and 2016, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding.

Series D Convertible Preferred Stock

On November 11, 2011, we completed a registered direct offering, pursuant to which we sold an aggregate of 843 units for a purchase price of $1,000 per unit, resulting in gross proceeds to us of $843,000 (the “Series D Placement”). Each unit (“Series D Unit”) consisted of (i) one share of Series D Convertible Preferred Stock, $0.01 par value per share (the “Series D Convertible Preferred Stock”) convertible into 84 shares of our common stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) one five-year warrant to purchase approximately 21 shares of our common stock at a per share exercise price of $24.30, subject to adjustment as provided in the Warrants (“Series D Warrant”). The Series D Warrants will be exercisable beginning on May 11, 2012 and until the close of business on the fifth anniversary of the initial exercise date.

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

Each share of Series D Convertible Preferred Stock is convertible into 84 shares of common stock (based upon an initial conversion price of $19.50 per share) at any time at the option of the holder, subject to adjustment for stock splits, stock dividends, combinations, and similar recapitalization transactions (the “Series D Conversion Ratio”). Subject to certain exceptions, if the Company issues any shares of common stock or common stock equivalents at a per share price that is lower than the conversion price of the Series D Convertible Preferred Stock, the conversion price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued. Each share of Series D Convertible Preferred Stock will automatically be converted into shares of common stock at the Series D Conversion Ratio then in effect if, after six months from the closing of the Series D Placement, the common stock trades on the OTCQB (or other primary trading market or exchange on which the common stock is then traded) at a price equal to at least 300% of the then effective Series D Convertible Preferred Stock conversion price for 20 out of 30 consecutive trading days with each trading day having a volume of at least $50,000. Unless waived under certain circumstances by the holder of the Series D Convertible Preferred Stock, such holder’s Series D Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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

Series D Warrants

The Series D Warrants originally had an exercise price equal to $24.30 per share of common stock. In April 2012, the number of Series D Warrants increased by 17,681 to a total of 34,930 and each Series D Warrant had an exercise price reset to $12.00 per share of common stock. In December of 2013 the number of Series D Warrants increased by 20,958 to a total of 55,887 and each Series D Warrant had an exercise price reset to $7.50 per share of common stock. The Series D Warrants will be exercisable beginning on the six-month anniversary of the date of issuance and expire five years from the initial exercise date. The Series D Warrants permit the holder to conduct a “cashless exercise” at any time a registration statement registering, or the prospectus contained therein, is not available for the issuance of the shares of common stock issuable upon exercise of the Series D Warrant, and under certain circumstances at the expiration of the Series D Warrants. The exercise price and/or number of shares of common stock issuable upon exercise of the Series D Warrants are subject to adjustment for certain stock dividends, stock splits or similar capital reorganizations, as set forth in the Warrants. The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series D Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued and number of Series D Warrant shares issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. Unless waived under certain circumstance by the holder of a Series D Warrant, such holder may not exercise the Series D Warrant if upon such exercise the holder’s beneficial ownership of the Company’s common stock would exceed certain thresholds.

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

On May 10, 2017, we received net proceeds of $140,214 from the exercise of 19,889 stock purchase warrants from the Series D registered direct offering on November 10, 2011. In consideration for the warrant exercises, we issued to the investors warrants to purchase 39,778 shares of our Common Stock at an exercise price per share equal to $8.40 per share. The warrants expire on the third year anniversary date. We determined the fair value of $186,802 for these warrants and recorded the value as other expenses.

Series G Convertible Preferred Stock

On July 6 and November 15, 2012, we completed a private placement, pursuant to which we sold an aggregate of 4,844 units for a purchase price of $150.00 per unit (the “Series G Purchase Price”), resulting in gross proceeds to us of $726,600 (the “Series G Private Placement”). Each unit (“Series G Unit”) consists of (i) one share of Series G Convertible Preferred Stock, $0.01 par value per share (the “Series G Preferred Stock”) convertible into 1 share of our common stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 1 share of our common stock at a per share exercise price of $15.00 (the “Series G Warrant”). The Series G Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date of the Series G Private Placement.

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

At the election of the Company and upon required advanced notice, each share of Series G Preferred Stock will automatically be converted into shares of common stock at the Conversion Ratio then in effect: (i) if, after 6 months from the original issuance date of the Series G Preferred Stock, the common stock trades on the OTCQB (or other primary trading market or exchange on which the common stock is then traded) at a price equal to at least $22.50, for 7 out of 10 consecutive trading days with average daily trading volume of at least 334 shares, (ii) on or after the first anniversary of the original issuance date of the Series G Preferred Stock or (iii) upon completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $22.50, with aggregate gross proceeds to the Company of not less than $2.5 million. Unless waived under certain circumstances by the holder of the Series G Preferred Stock, such holder’s Series G Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The holders of Series G Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series G Warrants

The Series G Warrants issued in the Series G Private Placement had an exercise price equal to $15.00 per share and expired on July 6, 2015.

Series H Convertible Preferred Stock

On December 28, 2012 the Company amended the Articles of Incorporation to authorize 10,000 shares of Series H Convertible Preferred Stock. On January 4, 2013, the Company reported that it had entered into a securities purchase and exchange agreement with an investor, pursuant to which the Company agreed to exchange 33,334 shares of the Company’s common stock, par value $0.01 per share of common stock held by the investor for an aggregate of 10,000 shares of a newly created series of preferred stock, designated Series H Convertible Preferred Stock, par value $0.01 per share (the “Series H Preferred Stock”) in a non-cash transaction. The investor originally purchased the common stock from the Company for $24.08 per share. The exchange ratio was 4 shares of common stock per share of Series H Preferred Stock at a stated conversion price of $24.08 per share.

Series H2 Convertible Preferred Stock

On December 23, 2014 the Company amended the Articles of Incorporation to authorize 21 shares of Series H2 Convertible Preferred Stock. On December 23, 2014, the Company reported that it had entered into a securities purchase and exchange agreement with an investor, pursuant to which the Company agreed to exchange 70,000 shares of the Company’s common stock, par value $0.01 per share of common stock held by the investor for an aggregate of 21 shares of a newly created series of preferred stock, designated Series H2 Convertible Preferred Stock, par value $0.01 per share (the “Series H2 Preferred Stock”) in a non-cash transaction. The investor originally acquired the common stock from the Company for $7.50 per share in the warrant reset transaction on December 23, 2014. The exchange ratio was 3,334 shares of common stock per share of Series H2 Preferred Stock at a stated conversion price of $7.50 per share.

Series J Convertible Preferred Stock

On February 6, March 28 and May 20, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 5,087.5 units for a purchase price of $400.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $2,034,700. Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share (the “Series J Convertible Preferred Stock”), convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 34 shares of common stock at an exercise price equal to $12.00 per share. The warrants expire three years from the issuance date.

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

Each share of Series J Convertible Preferred Stock is convertible into 34 shares of common stock at the option of the holder on or after the six-month anniversary of the issuance of such share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Conversion Ratio”). Unless waived under certain circumstances by the holder of Series J Convertible Preferred Stock, such holder’s shares of Series J Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

At the election of the Company and upon required advance notice, each share of Series J Convertible Preferred Stock will automatically be converted into shares of common stock at the Conversion Ratio then in effect: (i) on or after the six-month anniversary of the original issuance date of the Series J Convertible Preferred Stock, the common stock trades on the OTCQB (or other primary trading market or exchange on which the common stock is then traded) at a price per share equal to at least $24.00 for 7 out of 10 consecutive trading days with average daily trading volume of at least 1,667 shares, (ii) on the first anniversary of the original issuance date of the Series J Convertible Preferred Stock or (iii) within three days of the completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $24.00, with aggregate gross proceeds to the Company of not less than $2.5 million. Unless waived under certain circumstances by the holder of the Series J Convertible Preferred Stock, such holder’s Series J Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

The holders of Series J Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series J Warrants

The Series J Warrants issued in the Series J Private Placement had an exercise price equal to $12.00 per share and expired on February 6, March 28 and May 20, 2016.

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

Series K Convertible Preferred Stock

On December 12, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 4,000 units for a purchase price of $250.00 per unit (the “Purchase Price”), for an aggregate Purchase Price of $1,000,000. Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series K Convertible Preferred Stock, par value $0.01 per share (the “Series K Convertible Preferred Stock”), convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 17 shares of common stock at an exercise price equal to $9.38 per share. The warrants expired three years from the issuance date. Of the $1,000,000 invested in the Private Placement, $572,044 was received in cash and $427,956 was from the conversion of outstanding indebtedness and interest. The Company incurred $43,334 of fees in conjunction with this private placement. The purchasers in the initial tranche of the private placement consisted of certain existing and new investors in the Company as well as all of the members of the Company’s Board of Directors.

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

Each share of Series K Convertible Preferred Stock is convertible into 34 shares of common stock at the option of the holder on or after the six-month anniversary of the issuance of such share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions (the “Conversion Ratio”). Unless waived under certain circumstances by the holder of Series K Convertible Preferred Stock, such holder’s shares of Series K Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

At the election of the Company and upon required advance notice, each share of Series K Convertible Preferred Stock will automatically be converted into shares of common stock at the Conversion Ratio then in effect: (i) on or after the six-month anniversary of the original issuance date of the Series K Convertible Preferred Stock, the common stock trades on the OTCQB (or other primary trading market or exchange on which the common stock is then traded) at a price per share equal to at least $24.00 for 7 out of 10 consecutive trading days with average daily trading volume of at least 1,667 shares, (ii) on the first anniversary of the original issuance date of the Series K Convertible Preferred Stock or (iii) within three days of the completion of a firm-commitment underwritten registered public offering by the Company at a per share price equal to at least $24.00, with aggregate gross proceeds to the Company of not less than $2.5 million. Unless waived under certain circumstances by the holder of the Series K Convertible Preferred Stock, such holder’s Series K Convertible Preferred Stock may not be converted if upon such conversion the holder’s beneficial ownership would exceed certain thresholds.

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

Each unit purchased in the second tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share, convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 17 shares of common stock at an exercise price equal to $9.38 per share, with a term that expired on January 29, 2017.

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

Each unit purchased in the third tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 17 shares of common stock at an exercise price equal to $12.75 per share, with a term that expired on February 28, 2017.

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

Each unit purchased in the fourth tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 17 shares of common stock at an exercise price equal to $11.25 per share, with a term that expired on June 30, 2017.

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

Each unit purchased in the fifth tranche consists of (i) one share of Series K Convertible Preferred Stock, par value $0.01 per share convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 17 shares of common stock at an exercise price equal to $9.38 per share, with a term that expired on November 12, 2017.

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

On September 22, 2014 the Company issued 2,134 shares of common stock for the conversion of 64 shares of Series K Preferred Convertible Stock. In 2017, the Company returned 64 shares of Series K Preferred Convertible Stock as issued and outstanding. The conversion was done erroneously. The Company agreed to allow the recipient to keep the 2,134 shares of common stock, with a fair value of $15,992, as issued for services to be rendered in 2018 for the Company.

In connection with the Series K Warrants, we calculated the fair value of the warrants received as described above using the Black- Scholes formula with the below assumptions:

Assumptions	Series K Warrants December 12, 2013	Series K Warrants January 29, 2014	Series K Warrants February 28, 2014	Series K Warrants June 30, 2014	Series K Warrants November 12, 2014
Contractual life (in months)	36	36	36	36	36
Expected volatility	136.1	152.4	152.7	153.9	153.9
Risk-free interest rate	0.39%	0.39%	0.39%	0.90%	0.90%
Exercise price	$9.38	$9.38	$12.75	$11.25	$9.38
Fair value per warrant	$6.00	$9.00	$11.10	$8.70	$6.90

The holders of Series K Convertible Preferred Stock are not entitled to vote on any matters presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), except as required by law.

Series K Warrants

The warrants issued in the Private Placement have an exercise price equal to $9.38 per share, for the December 12, 2013 and January 29, 2014 warrants, $12.75 per share for the February 28, 2014 warrants, $11.25 per share for the June 30, 2014 warrants and $9.38 per share for the November 12, 2014 warrants, with a term expiring three years from the issuance date. The warrants also permit the holder to conduct a “cashless exercise” at any time the holder of the warrant is an affiliate of the Company. The exercise price and/or number of shares issuable upon exercise of the warrants will be subject to adjustment for stock dividends, stock splits or similar capital reorganizations, as set forth in the warrant agreement.

Subject to the terms and conditions of the warrants, at any time commencing six months from the closing date of the sale of Units under the Securities Purchase Agreement the Company has the right to call the warrants for cancellation if the volume weighted average price of its common stock on the OTCQB (or other primary trading market or exchange on which the common stock is then traded) equals or exceeds three times the per share exercise price of the warrants for either (i) 10 consecutive trading days or (ii) 15 out of 25 consecutive trading days. All Series K warrants have expired.

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

Common Stock

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “2005 Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the 2005 Plan. Under the 2005 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2017, options to acquire 35,274 shares were outstanding under the 2005 Plan.

On December 12, 2013 at the Company’s special meeting the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards under the 2013 Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2017, options to acquire 82,481 shares were outstanding under the Plan with 2,917,519 shares available for future grant under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options under the 2015 Plan. Under the Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2017, non-qualified options to acquire 129,937 shares were outstanding under the Plan with 4,870,063 shares available for future grants under the 2015 Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price on December 31, 2017.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, January 1, 2016	185,708	$13.20	974,256	$13.20	1,159,964	1,055,483
Granted	-	-	272,652	12.60	272,652
Exercised	-	-	(2,334)	9.30	(2,334)
Expired	(6,200)	30.00	(362,585)	16.50	(368,785)
Forfeited	(3,866)	15.30	-	-	(3,866)
Balance outstanding, December 31, 2016	175,642	$12.60	881,989	$12.00	1,057,631	991,032
Granted	87,198	8.40	245,661	11.14	332,859
Exercised	-	-	(19,889)	7.50	(19,889)
Expired	(3,202)	30.00	(208,219)	11.46	(211,421)
Forfeited	(11,946)	9.82	-	-	(11,946)
Balance outstanding, December 31, 2017	247,692	$10.95	899,542	$12.03	1,147,234	1,073,850

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$7.50 - $11.99	133,580	8.3	$8.63	80,997	7.7	$8.78
12.00 – 14.99	88,705	7.7	12.00	67,904	7.6	12.00
15.00 – 17.99	7,547	4.6	15.00	7,547	4.6	15.00
18.00 – 20.99	12,854	2.1	18.00	12,854	2.1	18.00
21.00 – 30.00	5,006	2.7	30.00	5,006	2.7	30.00
$7.50 - $30.00	247,692	7.5	$10.95	174,308	7.0	$11.59

There was $392,590 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options granted as of December 31, 2017. This cost is expected to be recognized over a period of 1.66 years, and will be adjusted for any future changes in estimated forfeitures.

The Series D Warrants issued in connection with the registered direct offering of Series D Convertible Preferred were measured at fair value and liability-classified because the Series D Warrants contain “down-round protection” and therefore, do not meet the scope exception for treatment as a derivative under ASC 815, Derivatives and Hedging, (“ASC 815”). Since “down-round protection” is not an input into the calculation of the fair value of the warrants, the warrants cannot be considered indexed to the Company’s own stock which is a requirement for the scope exception as outlined under ASC 815. The estimated fair value of the warrants was determined using the binomial model, resulting in an allocation of the gross proceeds $171,733 to the warrants issued in the Series D registered direct offering. The fair value was affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. We early adopted ASU 2017-11 and applied the guidance to derivative accounting. Therefore, we reclassified the warrant and conversion option liabilities to equity and stopped fair valuing the instruments in 2017.

In connection with the senior secured convertible debentures issued in our private placement with closings in 2015 and 2016, we issued warrants to the lenders to purchase an aggregate 292,262 and 83,902 shares of the Common Stock, respectively, at an exercise price of $12.00 per share, expiring five years after the issuance date. We also issued, in 2015 and 2016, warrants to the placement agent to purchase an aggregate 56,310 and 13,750 shares of the Common Stock, respectively, at an exercise price of $12.00 per share, expiring five years after the issuance date.

In November 2016 we issued warrants to purchase 11,000 shares of restricted common stock to an investor relations firm for services rendered with a total fair value of $84,735.

In January 2017, we issued warrants to purchase 3,334 shares of restricted common stock with a fair value of $15,558 to an investor relations firm for services performed.

Common Stock Issuances

On various dates from January to March 2017, the Company issued 27,000 shares of restricted common stock to investors as compensation for loans provided to us.

On June 9, 2017, one shareholder converted 6,000 shares of Series G Convertible Preferred Stock into 2,000 shares of common stock and converted 63 shares of Series J Convertible Preferred Stock into 2,100 shares of common stock.

On various dates for the year ended December 31, 2017, the Company issued 61,307 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through June 30, 2017 for an aggregate amount of $483,054. We recognized a $218,452 gain on extinguishment of debt by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through June 30, 2017.

On April 1, 2017, we issued 1,667 shares of restricted common stock to an investor relations firm and recorded the common stock’s fair value of $15,000 as administrative expense in the year ended December 31, 2017.

On April 19, 2017, we received a 7-month non-convertible loan of $250,000 from a privately-held investment firm. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We agreed to issue 833 shares at closing. Until the loan was repaid, we agreed that over the next one hundred eighty (180) days to issue 2,500 shares to the Investor every sixty (60) days for a total issuance of 8,333 shares. As of December 31, 2017, the outstanding balance on this note was zero. We have issued 8,333 shares including the closing shares since inception of the loan.

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

On May 10, 2017, we received $149,164 from the exercise of 19,889 stock purchase warrants from the Series D registered direct offering on November 10, 2011. We paid $8,950 to a broker in connection with the warrant exercises. In consideration for the warrant exercises, we issued to the investors warrants to purchase 39,778 shares of our Common Stock at an exercise price per share equal to $8.40 per share. The warrants expire on the third year anniversary date. We determined the fair value of $186,802 for these warrants and recorded the value as other expenses.

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

On September 20, 2017, we issued 4,000 shares of restricted common stock to an investor relations firm and recorded the common stock’s fair value of $16,000 as administrative expense in the year ended December 31, 2017.

On December 11, 2017 the Company issued 2,500 shares with a fair value of $9,500 to a noteholder for an extension on a loan of $170,000 until February 15, 2018.

On December 12, 2017, we issued 150,000 shares of restricted common stock in connection with the acquisition of assets of BaroFold Corp. We recorded the common stock’s fair value of $600,000 as part of Intangibles cost in the consolidated balance sheets.

On December 31, 2017, the Company awarded 2,134 shares of common stock for services to be rendered in 2018 for the Company.

During the quarter ended December 31, 2017, the Company issued 9,700 shares of common stock on its convertible notes. The relative fair value of these notes totaling $37,435 was recognized as a debt discount to the notes (see Note 9).

(11) Subsequent Events

During the three months ended March 31, 2018, we issued to Debenture holders 12,494 shares of common stock for quarterly interest of $52,371 issued in stock in lieu of cash. Of the 12,494 shares issued, 1,092 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

On various dates in March 2018, we received six-month, convertible loans of $150,000 from three accredited investors. The loans include a 10% original issue discount and are convertible into a qualified offering at the deal price.

On March 14, 2018, we received a three month, non-convertible loan of $50,000 from a related party who was a member of the Company’s Board of Directors.

On March 12, 2018, we received a six-month, convertible loan of $253,000 from an accredited investor. The loan has an original issue discount of $53,000. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 6,750 shares of restricted common stock.

On March 12, 2018, we received a six-month convertible loan of $85,000 from a privately-held investment firm. The Company paid total fees of $5,400 related to this loan.

The Revolving Note was further amended on January 30, 2018 to increase the aggregate principal amount to $4,000,000 with all other terms unchanged. We received the additional $500,000 advances in January and March 2018.

On February 22, 2018 we signed a Merchant Agreement with a lender. Under the agreement we received $110,000 in exchange for rights to all customer receipts until the lender is paid $147,400, which is collected at the rate of $921.25 per business day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

On February 12, 2018, we received a six-month, convertible loan of $100,000 from an accredited investor. The loan earns a one-time interest of 10%. $50,000 of the proceeds were used to pay off the outstanding balance of a previous loan from this lender. The loan can be converted at any time into common stock at a conversion price of $7.50. We issued the investor 5,000 shares of restricted common stock.

On February 12, 2018, we issued 3,500 shares of restricted common stock to an accredited investor to extend the maturity date of our eight-month, non-convertible loan of $170,000 originated on March 21, 2017 to February 15, 2018. The accredited investor agreed to a further extension to March 31, 2018 in exchange for 3,500 shares of restricted common stock yet to be issued.

On January 19, 2018, we received a six-month, convertible loan of $150,000 from an accredited investor. The loan earns a one-time interest of 10% and includes a 10% original issue discount. We also issued the investor 4,000 shares of restricted common stock. The loan can be converted at any time into common stock at a conversion price of $7.50.

On January 16, 2018, we received a one year, convertible loan of $131,250 from an accredited investor. The loan earns interest of 4% per year. The loan can be converted into common stock after 180 calendar days at a discount of 40% to market price as defined in the loan.

On January 3, 2018, we received a one year, convertible loan of $95,000 from an accredited investor. The loan includes a 5% original issue discount. The loan can be converted into common stock after 180 calendar days at a discount of 40% to market price as defined in the loan.

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

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2017, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2017, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.

●	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.

●	Limited policies and procedures that cover recording and reporting of financial transactions.

●	Lack of multiple levels of review over the financial reporting process

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2017.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	67	President, Chief Executive Officer, Treasurer, Clerk and Director		2020

Jeffrey N. Peterson	62	Chairman of the Board	Audit, Compensation, Nominating	2018

Dr. Mickey Urdea	65	Director	Scientific Advisory Board	2018

Vito J. Mangiardi	69	Director	Audit, Compensation, Nominating	2019

Kevin A. Pollack	47	Director	Audit, Compensation, Nominating	2019

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each nominee described below, led to our conclusion that the person should serve as a director in light of our business and structure:

Mr. Richard T. Schumacher, the founder of the Company, has served as a director of the Company since 1978. He has served as the Company’s Chief Executive Officer since April 16, 2004 and President since September 14, 2004. He previously served as Chief Executive Officer and Chairman of the Board of the Company from 1992 to February 2003. From July 9, 2003 until April 14, 2004 he served as a consultant to the Company pursuant to a consulting agreement. He served as President of the Company from August 1978 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was a research scientist and clinical laboratory director at the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Mr. Jeffrey N. Peterson has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. Since 1999, he has served as the Chief Executive Officer of Target Discovery, Inc. (“TDI”), a personalized medicine diagnostics (PMDx) company. Mr. Peterson also serves as Chairman and CEO of TDI’s majority-owned subsidiary, Veritomyx, Inc., which is completing development and commercialization of software tools for accurate peptide, protein and isoform identification and characterization. Prior to incorporating and joining TDI, Mr. Peterson served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy. Prior to that, he spent 9 years in key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, and Consumer) businesses, last serving as CEO and General Manager of Abbott South Africa. Mr. Peterson’s experience prior to Abbott Laboratories included 11 years with General Electric’s Engineered Materials and Plastics businesses, spanning roles in strategic planning, business development, technology licensing, marketing and sales, operations, quality control and R&D. Mr. Peterson holds BSChE and MSChE (Chemical Engineering) degrees from MIT, as well as 6 issued US patents. He served as Chair Emeritus of the BayBio Institute, a non-profit organization serving the life science community, and on the Board of BayBio, a trade association for the life sciences industry in Northern California. He served as a cofounder of the Coalition for 21st Century Medicine, and of BIO’s Personalized Medicine & Diagnostics Working Group. He served on the Board of Advisors for the Center for Professional Development and Entrepreneurship at the University of Texas MD Anderson Cancer Center. He currently serves on the Advisory Board of the California Technology Council.

Mr. Vito J. Mangiardi has served as a director of the Company since July 2012. Mr. Mangiardi is an accomplished senior executive with proven experience as a President, CEO and COO in the Life Sciences and Bio-Energy product and service sectors. He is a strong P&L performer and corporate strategist in General Management, Operations, Sales/Marketing, and Science. Mr. Mangiardi has held positions as a Research Chemist for Bio-Rad Laboratories, Inc.; Sales & Marketing Director for Baxter Travenol, Inc.; Executive VP and COO for Quintiles Transnational Corp.; President and CEO of Diagnostics Laboratories, Inc., Clingenix, Inc., and Bilcare, Inc.; and President of AAI Pharma, Inc. More recently he was the COO/Deputy Director of Operations and Production at the University of California Lawrence Berkeley National Laboratory Joint Genome Institute. Mr. Mangiardi has experience with three start-ups, two midsize, and several mature companies, and has international experience leading and managing organizations on four continents. He has vast experience in leading alliances, acquisitions, due diligence, and post-acquisition assimilation. Mr. Mangiardi has been on the Board of Directors of three companies and has proven success in working with both national and international investment groups to raise funds. Mr. Mangiardi earned a BS in Biology/Chemistry from Eastern Illinois University and two MBA degrees from Golden Gate University - in General Management and in Marketing. Mr. Mangiardi is listed as an inventor in four patents and various publications in protein separation techniques in the area of metabolism, thyroid, anemia/hematology and cancer, and is a member of numerous professional organizations. Mr. Mangiardi is the founding partner, President and CEO of Marin Bay Partners, LLC (MBP), a consulting firm focused on life sciences, pharmaceutical development and clinical diagnostics.

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. Mr. Pollack serves as an advisor to Opiant Pharmaceuticals, Inc. (OPNT-NASDAQ), a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive, and eating disorders. He previously served as its Chief Financial Officer and as a member of its Board of Directors from 2012 until 2017. He also serves as President of Short Hills Capital LLC, where he provides a range of services. Previously, Mr. Pollack worked in asset management at Paragon Capital LP, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance, and mergers and acquisitions. He currently sits on the Board of Directors of MagneGas Corporation (MNGA-NASDAQ), the developer of a technology that converts liquid waste into a hydrogen-based metal-working fuel and natural gas alternative. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Dr. Michael S. “Mickey” Urdea has served as a director of the Company since February 8, 2013. Dr. Urdea founded and is a Founder and Partner for Halteres Associates, a biotechnology consulting firm. He also founded and served as Chief Executive Officer of Tethys Bioscience, a proteomics-based diagnostics company involved in preventative personalized medicine. Additionally, Dr. Urdea is a founder and the Chairman of Catalysis Foundation for Health, an organization addressing gaps in global healthcare caused by inefficiencies in disease diagnosis and monitoring. He serves as an expert consultant to the life sciences industry and is on the scientific advisory boards and boards of directors of a number of biotechnology, diagnostics, venture capital and philanthropic organizations. Prior to his current business activities, Dr. Urdea founded the Nucleic Acid Diagnostics group at Chiron Corporation, and with colleagues, invented branched DNA molecules for amplification of signal in nucleic acid complexes. Application of this technology resulted in the first commercial products for quantification of human hepatitis B, hepatitis C, and human immunodeficiency viruses (HBV, HCV, and HIV, respectively). He then became business head of the Molecular Diagnostics Group and Chief Scientific Officer at Bayer Diagnostics. He continues to serve as a diagnostics industry, product development and scientific advisor to the Bill and Melinda Gates Foundation, acted as co-chair of two of the Grand Challenges grant review committees, and served as a member of its Diagnostic Forum. Dr. Urdea is an author on nearly 200 peer-reviewed scientific publications, nearly 300 abstracts and international scientific presentations, and more than 100 issued and pending patents. He received his BS in Biology and Chemistry from Northern Arizona University in Flagstaff and his Ph.D in Biochemistry from Washington State University.

Executive Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. The following table sets forth information about our executive officers.

Name	Age	Position
Richard T. Schumacher	67	President, Chief Executive Officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	64	Senior Vice President of Engineering
Nathan P. Lawrence, Ph.D.	63	Vice President of Marketing
Alexander Lazarev, Ph.D.	53	Vice President of Research and Development
Joseph L. Damasio, Jr.	43	Vice President of Finance, Chief Financial Officer,

Mr. Richard T. Schumacher – Mr. Schumacher’s biography can be found under the Directors heading.

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

Mr. Joseph L. Damasio, Jr. has been our Vice President of Finance and Chief Financial Officer since April 2017. Mr. Damasio has over 20 years of finance and accounting experience. Prior to joining PBI, Mr. Damasio was Finance Director at Nelipak Packaging, a private equity backed medical packaging manufacturer with $130 million in global annual sales, from April 2016 to April 2017. Before joining Nelipak, between November 2012 and April 2016, Mr. Damasio held various financial positions at CP Bourg, IQE KC, and Kopin Corporation. Prior to Kopin, Mr. Damasio was employed by PBI, first as Accounting Manager (2007), then as Controller (2008), and finally as Vice President of Finance and Administration (2011). Prior to joining PBI in 2007, Mr. Damasio was a senior accountant at BearingPoint, Inc. (formerly KPMG Consulting) and an auditor at PriceWaterhouseCoopers, LLP. Mr. Damasio began his financial career with NEN Life Science Products Inc., a subsidiary of PerkinElmer Inc. Mr. Damasio earned a bachelor’s degree in accounting, with honors, from the University of Massachusetts. He holds an MBA and MSF from Boston College and is a Certified Public Accountant in Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2017 were made on a timely basis with the exception of our officers, directors and greater than 10 percent beneficial owners listed in the table below:

Name	Number of Late Reports	Number and Description of Transactions Not Reported on a Timely Basis

Richard T. Schumacher	1	1 transaction was not reported on a timely basis following the acquisition of convertible securities in the year ended December 31, 2017.

Kevin A. Pollack	1	1 transaction was not reported on a timely basis following the acquisition of convertible securities in the year ended December 31, 2017.

Michael S. Urdea	1	1 transaction was not reported on a timely basis following the acquisition of convertible securities in the year ended December 31, 2017.

Edmund Ting	1	1 transaction was not reported on a timely basis following the acquisition of convertible securities in the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2017 and 2016 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2017; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2017.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2017	$300,583	$-	$-	$142,285	$-	$11,079	$453,947
President, CEO	2016	300,583	-	-	-	-	40,832	349,795

Edmund Ting, Ph.D	2017	207,480	-	-	31,303	-	1,227	240,010
Senior Vice President of	2016	207,100	-	-	-	-	1,261	208,361
Engineering

Alexander Lazarev, Ph.D	2017	173,880	-	-	28,457	-	7,739	210,076
Vice President of	2016	173,561	-	-	-	-	7,736	181,297
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2017 or 2016.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2017, for the relevant assumptions used to determine the valuation of stock option grants.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date
Richard T. Schumacher	2,500	-		$18.00	3/12/2019
President, CEO	500	-		$30.00	9/9/2021
	1,000	-		$18.00	3/13/2022
	2,500	-		$12.00	5/14/2023
	10,000	-		$9.00	9/24/2024
	27,778	13,889	(2)	$12.00	12/31/2025
	6,250	18,750	(3)	$8.40	3/16/2027

Edmund Y. Ting, Ph.D	400	-		$30.00	9/25/2018
Senior Vice President of Engineering	1,400	-		$18.00	3/12/2019
	500	-		$30.00	9/9/2021
	584	-		$18.00	3/13/2022
	1,800	-		$12.00	5/14/2023
	6,667	-		$9.00	9/24/2024
	2,889	1,445	(2)	$12.00	12/31/2025
	1,375	4,125	(3)	$8.40	3/16/2027

Alexander V. Lazarev, Ph.D	334	-		$30.00	9/25/2018
Vice President of Research & Development	1,167	-		$18.00	3/12/2019
	500	-		$30.00	9/9/2021
	500	-		$18.00	3/13/2022
	1,500	-		$12.00	5/14/2023
	5,000	-		$9.00	9/24/2024
	2,556	1,278	(2)	$12.00	12/31/2025
	1,250	3,750	(3)	$8.40	3/16/2027

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2005 Equity Incentive Plan, our 2013 Equity Incentive Plan, and our 2015 Non-Qualified Stock Option Plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

(2)

Options to purchase shares of common stock were granted on December 31, 2015 to each of the Named Executive Officers, of which the stock options will vest monthly from the date of grant over the three year vesting period.

(3)	Options to purchase shares of common stock were granted on March 16, 2017 to each of the Named Executive Officers, of which the stock options will vest monthly from the date of grant over the three year vesting period.

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

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2017.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)	Option Awards ($)(2)(3)	Total ($)
Vito J. Mangiardi	40,000	-	23,330	63,330
Jeffrey N. Peterson	60,000	-	38,884	98,884
Kevin A. Pollack	40,000	-	23,330	63,330
Michael S. Urdea, Ph. D.	40,000	-	14,693	54,693

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and attending committee meetings in 2017. Mr. Peterson currently earns $15,000 per quarter as chairman of the board of directors. There is no limit to the number of board of directors or committee meetings that may be called.

(2) Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2017, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2017 that have been issued as director compensation.

Name	Aggregate Number of Stock Options Outstanding

Vito J. Mangiardi	13,102
Jeffrey N. Peterson	22,578
Kevin A. Pollack	13,102
Michael S. Urdea, Ph. D.	10,185

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2017. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of March 15, 2018 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 1,357,079 shares of our common stock issued and outstanding as of March 15, 2018. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2018, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard T. Schumacher(1)	96,964	6.83%
Jeffrey N. Peterson(2)	44,093	3.18%
Kevin A. Pollack(3)	37,993	2.75%
Michael S. Urdea(4)	31,618	2.30%
Vito J. Mangiardi(5)	26,650	1.94%
Edmund Y. Ting, Ph.D(6)	17,523	1.28%
Alexander V. Lazarev, Ph.D(7)	14,199	1.04%
All other officers	18,812	1.37%

All Executive Officers and Directors as a Group (8)	287,852	18.52%

1)	Includes (i) 57,936 shares of Common Stock issuable upon exercise of options; (ii) 2,620 shares of Common Stock issuable upon conversion of Convertible Debentures; (iii) 1,191 shares of Common Stock issuable upon the exercise of warrants and (iv) 35,217 shares of Common Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

2)	Includes (i) 22,578 shares of Common Stock issuable upon exercise of options; (ii) 5,500 shares of Common Stock issuable upon conversion of Convertible Debentures; (iii) 2,500 shares of Common Stock issuable upon the exercise of warrants; and (iv) 13,515 shares of Common Stock.

3)	Includes (i) 13,102 shares of Common Stock issuable upon exercise of options; (ii) 6,112 shares of Common Stock issuable upon conversion of Convertible Debentures; (iii) 2,778 shares of Common Stock issuable upon the exercise of warrants and (iv) 16,001 shares of Common Stock.

4)	Includes (i) 10,185 shares of Common Stock issuable upon exercise of options; (ii) 6,024 shares of Common Stock issuable upon conversion of Convertible Debentures; and (iii) 2,739 shares of Common Stock issuable upon the exercise of warrants; and (iv) 12,670 shares of Common Stock.

5)	Includes (i) 13,102 shares of Common Stock issuable upon exercise of options; (ii) 1,310 shares of Common Stock issuable upon conversion of Convertible Debentures; and (iii) 596 shares of Common Stock issuable upon the exercise of warrants; and (iv) 11,642 shares of Common Stock.

6)	Includes (i) 16,708 shares of Common Stock issuable upon exercise of options and (ii) 815 shares of Common Stock.

7)	Includes (i) 13,789 shares of Common Stock issuable upon exercise of options and (ii) 410 shares of Common Stock.

8)	Includes (i) 165,448 shares of Common Stock issuable upon exercise of options; (ii) 21,566 shares of Common Stock issuable upon conversion of Convertible Debentures; (iii) 9,804 shares of Common Stock issuable upon the exercise of warrants and (iv) 91,034 shares of Common Stock.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2017 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2005 Equity Incentive Plan	35,274	$17.38	0
Equity compensation plan approved by security holders - 2013 Equity Incentive Plan	82,481	$9.38	2,917,519
Equity compensation plan adopted by the Board of Directors - 2015 Non-Qualified Stock Option Plan	129,937	$10.19	4,870,063

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2016 to which we have been or will be a party in which the amount involved exceeded or will exceed $19,700 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

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

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with TDI. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. Mr. Jeffrey N. Peterson, the chief executive officer of TDI, has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2017.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2017 and 2016:

	Fiscal 2017 Fees	Fiscal 2016 Fees
Audit Fees	$118,549	$107,156
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$118,549	$107,156

Audit Fees. Consists of fees billed for professional services performed for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our public offering. Included in the 2017 Audit Fees is an aggregate of $26,500 of fees billed in connection with our public offering.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Company.	S-1	3.1	10/08/1996
3.2	Articles of Amendment to Restated Articles of the Organization of the Company	10-Q	3.1	11/23/2004
3.3	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/18/2009
3.4	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	04/12/2011
3.5	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	11/10/2011
3.6	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	01/04/2013
3.7	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/13/2013
3.8	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/12/2013
3.9	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/05/2014
3.10	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/31/2014
3.11	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	07/28/2015
3.12	Amended and Restated By-Laws of the Company	S-1	3.2	10/08/1996
3.13	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	3/31/2003
4.1	Specimen Certificate for Shares of the Company’s common stock	10-KSB	4.1	04/22/2005

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
4.2	Form of Debenture	8-K	4.1	07/28/2015
4.3	Form of Warrant	8-K	4.2	07/28/2015
4.4	Form of Debenture	8-K	4.1	4/24/2017
10.1	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	10-K	10.11	03/27/2008
10.2	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	10-K	10.12	03/27/2008
10.3	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	10-K	10.13	03/27/2008
10.4	Subscription Agreement	8-K	10.1	07/28/2015
10.5	Security Agreement	8-K	10.2	07/28/2015
10.6	Promissory Note, dated October 26, 2016	8-K	10.1	11/03/2016
10.7	2005 Equity Incentive Plan.*	S-8	99.1	09/26/2005
10.8	Amendment No. 1 to 2005 Equity Incentive Plan*	8-K	10.1	09/29/2008
10.9	Description of Compensation for Certain Directors*	10-K	10.5	03/27/2008
10.10	Severance Agreement between the registrant and Richard T. Schumacher*	10-K	10.6	03/27/2008
10.11	Form of Severance Agreement including list of officers to whom provided*	10-K	10.7	03/27/2008
10.12	2013 Equity Incentive Plan.*	S-8	4.1	04/24/2015
10.13	2015 Nonqualified Stock Option Plan.*	10-K	10.13	03/22/2017
10.14	Securities Purchase Agreement	10-Q	10.1	11/14/2016
10.15	Securities Purchase Agreement, dated March 14, 2017	8-K	10.1	04/24/2017
10.16	Letter Agreement, dated April 19, 2017	8-K	10.2	04/24/2017
10.17	Amendment to the July 1, 2016 $200,000 Convertible Note between Vision Capital and Pressure BioSciences, Inc.	10-Q	10.1	05/15/2017
10.18	Securities Purchase Agreement dated March 14, 2017	10-Q	10.2	05/15/2017
10.19	Amendment Number 1 to October 26 Promissory Note, dated May 2, 2017	8-K	10.1	05/26/2017
10.20	Promissory Note, dated May 19, 2017	8-K	10.2	05/26/2017
10.21	Asset Purchase Agreement between Pressure BioSciences, Inc. and BaroFold, Inc., dated December 12, 2017.	8-K	10.1	12/18/2017
10.22	Amendment Number 2 to October 26 Promissory Note, dated May 2, 2017				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Executive Officer and Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

*Management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Treasurer, Clerk and Director	April 2, 2018
Richard T. Schumacher	(Principal Executive Officer)

/s/ Joseph L. Damasio	Chief Financial Officer	April 2, 2018
Joseph L. Damasio	(Principal Financial Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 2, 2018
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 2, 2018
Michael S.Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 2, 2018
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 2, 2018
Kevin A. Pollack