Form 10-Q
period 2018-03-31
PRESSURE BIOSCIENCES INC
filed 2018-05-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of May 11, 2018 was 1,392,560.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,162	$81,033
Accounts receivable	322,584	206,848
Inventories, net of $159,650 reserve at March 31, 2018 and $179,600 at December 31, 2017	892,407	857,662
Prepaid expenses and other current assets	199,272	222,158
Total current assets	1,495,425	1,367,701
Intangible assets, net of amortization of $21,635 and $0, respectively	728,365	750,000
Investment in available-for-sale equity securities	15,095	19,825
Property and equipment, net	20,798	22,662
TOTAL ASSETS	$2,259,683	$2,160,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$641,086	$589,263
Accrued employee compensation	353,032	368,700
Accrued professional fees and other	796,487	800,620
Other current liabilities	2,003,603	1,536,507
Deferred revenue	235,311	263,106
Revolving note payable	4,000,000	3,500,000
Related party debt, net of debt discount of $7,151 and $0, respectively	42,849	-
Related party convertible debt, net of debt discount of $34,973 and $31,372, respectively	256,161	259,762
Convertible debt, net of unamortized debt discounts of $327,170 and $401,856, respectively	8,914,450	8,028,014
Other debt, net of unamortized discounts of $30,175 and $48,194, respectively	1,448,673	1,379,863
Total current liabilities	18,691,652	16,725,835
LONG TERM LIABILITIES
Deferred revenue	49,537	57,149
TOTAL LIABILITIES	18,741,189	16,782,984
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 0 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 1,388,214 and 1,342,858 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	13,882	13,429
Warrants to acquire common stock	9,996,929	9,878,513
Additional paid-in capital	31,087,624	30,833,549
Accumulated deficit	(57,580,953)	(55,349,299)
Total stockholders’ deficit	(16,481,506)	(14,622,796)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,259,683	$2,160,188

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March,
	2018	2017
Revenue:
Products, services, other	$585,244	$525,998
Grant revenue	25,530	25,359
Total revenue	610,774	551,357

Costs and expenses:
Cost of products and services	324,789	235,997
Research and development	324,976	263,456
Selling and marketing	274,468	213,009
General and administrative	794,605	837,998
Total operating costs and expenses	1,718,838	1,550,460

Operating loss	(1,108,064)	(999,103)

Other (expense) income:
Interest expense, net	(1,123,145)	(1,240,373)
Other expense	-	(959)
Impairment loss on investment	(4,730)	(6,069)
Gain on extinguishment of debt	4,285	-
Total other expense	(1,123,590)	(1,247,401)

Net loss	(2,231,654)	(2,246,504)

Net loss per share – basic and diluted	$(1.64)	$(2.16)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,363,326	1,040,769

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,231,654)	$(2,246,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for debt extension	28,490	10,000
Depreciation and amortization	23,499	2,450
Accretion of interest and amortization of debt discount	459,232	1,021,630
Inventory reserve recovery	(19,950)	-
Gain on extinguishment of debt	(4,285)	-
Stock-based compensation expense	86,020	74,529
Amortization of third party fees paid in common stock and warrants	-	15,558
Shares issued with debt	7,800	-
Impairment loss on investment	4,730	6,069
Changes in operating assets and liabilities:
Accounts receivable	(115,736)	(237,407)
Inventories	(14,795)	(35,099)
Prepaid expenses and other assets	22,886	50,358
Accounts payable	51,823	265,480
Accrued employee compensation	(15,668)	443
Deferred revenue and other accrued expenses	440,096	(92,917)
Net cash used in operating activities	(1,277,512)	(1,165,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(15,608)
Net cash used in investing activities	-	(15,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving note payable	460,000	920,000
Net proceeds from convertible debt	819,350	-
Net proceeds from non-convertible debt – third party	298,600	773,000
Net proceeds from non-convertible debt – related party	50,000	-
Payments on convertible debt	(102,500)	(300,000)
Payments on non-convertible debt	(247,809)	(228,907)
Net cash provided by financing activities	1,277,641	1,164,093

NET DECREASE IN CASH	129	(16,925)
CASH AT BEGINNING OF YEAR	81,033	138,363
CASH AT END OF PERIOD	$81,162	$121,438

SUPPLEMENTAL INFORMATION
Interest paid in cash	$120,970	$62,802
NON CASH TRANSACTIONS:
Common stock issued in lieu of cash for interest	80,755	287,920
Common stock issued with debt	51,463	125,443
Discount from warrants issued with convertible debt	118,416	-
Discount from one-time interest	72,500	100,000
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	-	1,712,699

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the three months ended March 31, 2018 or in fiscal year 2017.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2018, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 6 and 7. In addition we raised cash through debt financing after March 31, 2018 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

The accompanying unaudited consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. We will adopt ASC 842 effective January 1, 2019. We are currently in the process of evaluating the impact of the guidance on our consolidated financial statements.

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

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company updated its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with FASB ASC 606, ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers. Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenue according to ASC 606-10.

We identify a performance obligation as distinct if both the following criteria are true: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates, costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in cost of revenues as consistent with treatment in prior periods.

Our current Barocycler® instruments require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, upon customer request, and for an additional fee, will send a highly trained technical representative to the customer site to install Barocycler®s that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Our sales arrangements do not provide our customers with a right of return. Any shipping costs billed to customers are recognized as revenue.

The majority of our instrument and consumable contracts contain pricing that is based on the market price for the product at the time of delivery. Our obligations to deliver product volumes are typically satisfied and revenue is recognized when control of the product transfers to our customers. Concurrent with the transfer of control, we typically receive the right to payment for the shipped product and the customer has significant risks and rewards of ownership of the product. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

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

In accordance with FASB ASC 840, Leases, we account for our lease agreements under the operating method. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six-month estimated useful life of the Barocycler® instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our accompanying consolidated statements of operations. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made. We pay all maintenance costs associated with the instrument during the term of the leases.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)
Primary geographical markets	Q1 2018	Q1 2017
North America	365	326
Europe	155	157
Asia	91	68
	611	551

Major products/services lines	Q1 2018	Q1 2017
Instruments	420	396
Grants	25	25
Consumables	75	63
Others	91	67
	611	551

Timing of revenue recognition	Q1 2018	Q1 2017
Products transferred at a point in time	576	514
Products and services transferred over time	35	37
	611	551

Contract balances

In thousands of US dollars ($)	March 31, 2018	December 31, 2017
Receivables, which are included in ‘Accounts Receivable’	323	207
Contract liabilities (deferred revenue)	285	320

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2018	2019	2020	Total
Extended warranty service	235	50	-	285

All consideration from contracts with customers is included in the amounts presented above.

Contract Costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses. The costs to obtain a contract are recorded immediately in the period when the revenue is recognized either upon shipment or installation. The costs to obtain a service contract are considered immaterial when spread over the life of the contract so the Company records the costs immediately upon billing.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2018 and 2017. The Top Five Customers category may include federal agency revenues if applicable.

	For the Three Months Ended
	March 31,
	2018	2017
Top Five Customers	40%	61%
Federal Agencies	4%	5%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2018 and December 31, 2017. The Top Five Customers category may include federal agency receivable balances if applicable.

	March 31, 2018	December, 31, 2017
Top Five Customers	75%	85%
Federal Agencies	1%	1%

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

Investment in Available-For-Sale Equity Securities

As of March 31, 2018, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On March 31, 2018, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $15,000, based on the closing price of Everest shares of $0.15 USD per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. The change in market value since the receipt of stock was determined to be other than temporary. We recorded $4,730 as an impairment loss in the first quarter of 2018.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(2,231,654)	$(2,246,504)
Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	1,363,326	1,040,769

Loss per common share – basic and diluted	$(1.64)	$(2.16)

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

	As of March 31,
	2018	2017
Stock options	247,136	260,475
Convertible debt	1,020,603	868,910
Common stock warrants	928,541	846,640
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	28,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	117,367
Series K Convertible Preferred Stock	229,334	227,200
	2,696,072	2,477,783

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

The Company recognized stock-based compensation expense of $86,020 and $74,529 for the three months ended March 31, 2018 and 2017, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2018	2017
Research and development	$15,499	$15,970
Selling and marketing	7,197	10,886
General and administrative	63,324	47,673
Total stock-based compensation expense	$86,020	$74,529

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018:

		Fair value measurements at March 31, 2018 using:
	March 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	15,095	15,095	-	-
Total Financial Assets	$15,095	$15,095	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017:

		Fair value measurements at December 31, 2017 using:
	December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	19,825	19,825	-	-
Total Financial Assets	$19,825	$19,825	$-	$-

5)	Commitments and Contingencies

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

Rental costs are expensed as incurred. During the three months ended March 31, 2018 and 2017 we incurred $46,723 and $30,896 in rent expense, respectively for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2018:

2018	$124,765
2019	82,953
2020	82,953
2021	-
Thereafter	-
$290,671

Government Grants

We received a $1.02 million NIH SBIR Phase II Grant in November 2014. Under the grant, the NIH has committed to pay the Company to develop a high-throughput, high pressure-based DNA Shearing System for Next Generation Sequencing and other genomic applications. In March 2018, we received an extension on the SBIR Phase II grant to utilize unused funds until November 30, 2018.

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

In connection with the Debentures issued, the Company issued warrants exercisable into a total of 376,759 shares of our common stock. The Warrants issued in this transaction are immediately exercisable at an exercise price of $12.00 per share, subject to applicable adjustments including full ratchet anti-dilution if we issue any securities at a price lower than the exercise price then in effect. The Warrants have an expiration period of five years from the original issue date. The Warrants are subject to adjustment for stock splits, stock dividends or recapitalizations and also include anti-dilution price protection for subsequent equity sales below the exercise price.

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

ASC 470-20 states that the proceeds from the issuance of debt with detachable stock warrants should be allocated between the debt and warrants based on their relative fair market values. The debt discount will be amortized to interest expense over the two-year term of these loans. For the three months ended March 31, 2018, the Company recognized amortization expense related to the Debenture discounts of $129,768.

On various dates for the three months ended March 31, 2018, the Company issued 22,606 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through December 31, 2017 for an aggregate amount of $85,040. We recognized a $4,285 gain on extinguishment of debt by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through December 31, 2017.

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

On September 11, 2017, we notified Debenture holders that their Debentures will be extended 180 days beyond the original maturity date as permitted in the Debenture agreement. We will continue to pay interest on the Debentures until the extended maturity date. We accounted for the Debenture extensions as debt modifications and not extinguishment of debt since the changes in fair value are not substantial in accordance with ASC 470-50. We started amortizing the remaining unamortized discount as of September 11, 2017 over the new term, which extends 180 days beyond the original maturity date. We continue to pay interest on the Debentures that matured 180 days beyond the maturity date. For the three months ended March 31, 2018, the Company recognized amortization expense related to the convertible debt discounts indicated above of $129,768.

Other convertible notes

On various dates during the quarter ended March 31, 2018, the Company issued convertible notes for net proceeds of $819,350 with the following terms: a) maturity ranging from 3 to 12 months; b) annual interest rates ranging from 5% to 12%; c) convertible to the Company’s common stock at issuance at a fixed rate of $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares or warrants which were fair valued at issuance dates. The aggregate relative fair value of $51,463 of the shares or warrants issued with the notes was recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of March 31, 2018.

The specific terms of the convertible notes and outstanding balances as of March 31, 2018 are listed in the tables below.

Convertible Notes

Inception Date	Term		Loan Amount	Outstanding Balance	Original Issue Discount		Interest Rate	Conversion Price (Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
July 22, 2015	30 months	[1]	$2,398,000	$2,398,000	$218,000	[2]	10%[3]	$8.40	$388,532	$2,163,074
September 25, 2015	30 months	[1]	1,210,000	1,210,000	110,000	[2]	10%[3]	$8.40	185,956	1,022,052
October 2, 2015	30 months	[1]	165,000	165,000	15,000	[2]	10%[3]	$8.40	26,345	140,832
October 6, 2015	30 months	[1]	33,000	33,000	3,000	[2]	10%[3]	$8.40	5,168	26,721
October 14, 2015	30 months	[1]	55,000	55,000	5,000	[2]	10%[3]	$8.40	8,954	49,377
November 2, 2015	30 months	[1]	275,000	275,000	25,000	[2]	10%[3]	$8.40	43,079	222,723
November 10, 2015	30 months	[1]	55,000	55,000	5,000	[2]	10%[3]	$8.40	8,790	46,984
November 12, 2015	30 months	[1]	236,500	236,500	21,500	[2]	10%[3]	$8.40	38,518	212,399
November 20, 2015	30 months	[1]	220,000	220,000	20,000	[2]	10%[3]	$8.40	37,185	200,000
December 4, 2015	30 months	[1]	187,000	187,000	17,000	[2]	10%[3]	$8.40	37,352	170,000
December 11, 2015	30 months	[1]	396,000	396,000	36,000	[2]	10%[3]	$8.40	75,449	360,000
December 18, 2015	30 months	[1]	60,500	60,500	5,500	[2]	10%[3]	$8.40	11,714	55,000
December 31, 2015	30 months	[1]	110,000	110,000	10,000	[2]	10%[3]	$8.40	20,634	100,000
January 11, 2016	30 months	[1]	110,000	110,000	10,000	[2]	10%[3]	$8.40	24,966	80,034
January 20, 2016	30 months	[1]	55,000	55,000	5,000	[2]	10%[3]	$8.40	9,812	40,188
January 29, 2016	30 months	[1]	330,000	330,000	30,000	[2]	10%[3]	$8.40	60,887	239,113
February 26, 2016	30 months	[1]	220,000	220,000	20,000	[2]	10%[3]	$8.40	43,952	156,048
March 10, 2016	30 months	[1]	137,500	137,500	12,500	[2]	10%[3]	$8.40	18,260	106,740
March 18, 2016	30 months	[1]	396,000	396,000	36,000	[2]	10%[3]	$8.40	94,992	265,008
March 24, 2016	30 months	[1]	117,334	117,334	10,667	[2]	10%[3]	$8.40	15,427	91,240
March 31, 2016	30 months	[1]	195,670	195,670	17,788	[2]	10%[3]	$8.40	2,436	175,446
October 20, 2017	12 months		150,000	150,000	-		5%	$7.50	7,500	-
October 25, 2017	6 months		103,000	103,000	-		12%	-	3,000
October 27, 2017	12 months		170,000	170,000	-		5%	-	4,250	10,000
November 13, 2017	9 months		380,000	380,000	15,200		8%	$7.50	15,200	46,274
November 22, 2017	12 months		100,000	100,000	10,000		5%	-	2,000	-
November 28, 2017	10 months		103,000	103,000	3,000		12%	-	-	-
November 29, 2017	6 months		150,000	150,000	-		15%	$7.50	-	15,200
November 30, 2017	3 months		50,000	-	-		8%	$7.50	-	-
December 5, 2017	3 months		52,500	-	-		10%	$7.50	2,500	-
December 6, 2017	4 months		100,000	100,000	-		10%	$7.50	-	-
December 11, 2017	6 months		130,000	130,000	1,500		5%	-	6,500	6,460
December 19, 2017	6 months		110,000	110,000	1,500		5%	-	5,500	5,775
December 28, 2017	6 months		55,000	55,000	-		15%	$7.50	5,000	-
December 29, 2017	12 months		105,000	105,000	-		5%	-	5,000	-
January 3, 2018	12 months		95,000	95,000	4,750		5%	-	2,000	-
January 16, 2018	12 months		131,250	131,250	-			-	6,250	-
January 19, 2018	6 months		150,000	150,000	-		10%	$7.50	6,000	12,267
February 9, 2018	6 months		100,000	100,000	-		15%	$7.50	23,500	-
February 15, 2018	6 months		100,000	100,000	-		15%	$7.50	9,000	10,474
March 12, 2018	6 months		85,000	85,000	1,150		5%	-	4,250	-
March 12, 2018	6 months		253,000	253,000	53,000		0%	-		28,722
			$9,635,254	$9,532,754	$723,055				$1,265,858	$6,058,151

1. The loan term was extended by 180 days and further extended on January 15, 2018 by 60 days to repay in common stock. The July 22, 2015 Debentures of $3,773,000 is currently past due as of March 19, 2018. The affected Debenture holders signed letter agreements on May 15, 2018 to waive default penalties relating to the maturity date.

2. The original issue discount is reflected in the first year.

3. The annual interest started accruing in the second year.

As of March 31, 2018, a total of approximately $291,000 convertible debentures were purchased by related parties who were members of the Company’s Board of Directors and management and their family members.

Deferred finance fees included cash commissions amounting to $621,500 and the fair value of the 2,101,786 warrants issued to the placement agent amounting to $536,908. For the three months ended March 31, 2018, the Company recognized amortization expense related to the convertible debt discounts indicated above of $425,864. The unamortized debt discounts as of March 31, 2018 related to the convertible debentures and other convertible notes amounted to $362,143.

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

The Revolving Note was amended on August 18, 2017 to increase the aggregate principal amount to $3,500,000 with all other terms unchanged. The Revolving Note, previously amended, was further amended on January 30, 2018 to increase the aggregate principal amount to $4,000,000 with all other terms unchanged.

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

Broker fees amounting to $336,500, the one-time interest of $400,000 and the relative fair value of the 333,334 warrants issued to the Investor amounting to $1,266,691 were recorded as debt discounts and amortized over the term of the revolving note. The unamortized debt discounts related to the Revolving Note were fully amortized as of December 31, 2017. The finance costs from advances after December 31, 2017 were charged to interest expense directly because the maturity date had passed.

The Revolving Note was still outstanding as of March 31, 2018 and is currently past due. We continue to accrue interest on the note based on the default rate of 20% and drew down an additional $500,000 during the first quarter of 2018 in connection with the amendment on January 30, 2018.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2018:

2018
Balance at January 1,	$11,787,776
Issuance of convertible debt, face value	1,414,250
Deferred financing cost	(134,900)
Debt discount related to one-time interest charge	(50,000)
Debt discount from warrants issued with debt	(118,416)
Debt discount from shares and warrants issued with the notes	(51,463)
Payments	(102,500)
Accretion of interest and amortization of debt discount to interest expense through March 31,	425,864
Balance at March 31,	13,170,611
Less: current portion	13,170,611
Convertible debt, long-term portion	$-

Other Notes

In March 2018, we received non-convertible loans totaling $150,000 from private investors. The loans include one-year term and 10% guaranteed interest.

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 5,667 shares of restricted common stock. We recorded the fair value of the shares amounting to $35,079 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of March 31, 2018 with a balance of $170,000. The lender extended the term to December 31, 2017 and further to March 31, 2018 in exchange for a total of 9,500 shares of common stock with a fair value of $28,490 recorded as interest expense. We fully amortized $52,079 of the debt discount in the year ended December 31, 2017.

On May 19, 2017, we received a 45-day non-convertible loan of $630,000 from a private investor. The loan provides guaranteed interest of $63,000 and has an origination fee of $32,000. We paid a broker $31,500 in connection with this loan. The unamortized debt discount as of December 31, 2017 was zero. We used these proceeds to pay off in full our September 2016 loan of $589,189. The loan remains outstanding and is currently past due. We continue to accrue interest at the 20% default rate from the maturity date.

On August 1, 2017, we signed a non-convertible installment loan with a lender. Under the agreement we received a loan of $75,000 with a weekly repayment of $3,500 until payment in full. The loan includes $18,750 representing an original issue discount, interest and fees resulting in a total payable of $93,750. The loan was paid off entirely as of March 31, 2018.

On September 12, 2017, we received a 9-month non-convertible loan of $225,000 from a privately-held investment firm. The loan earns an annual interest rate of 10%. The Company paid total fees of $25,000 including original issue discount and other costs related to this loan. We agreed to issue 3,333 shares at closing. We recorded the fair value of the shares as a debt discount that will be amortized to interest expense during the term of the loan. We amortized $12,527 of debt discounts in the quarter ended March 31, 2018. The unamortized debt discount as of March 31, 2018 was $10,161. In the event of default and at the option of the holder, the loan is convertible into common stock at a 35% discount to the average of the two lowest daily volume weighted average closing stock price for the 20 trading days prior to conversion. The outstanding balance was $168,750 as of March 31, 2018.

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The following table shows our Merchant Agreements as of March 31, 2018.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Interest Rate	Deferred Finance Fees
September 29, 2017	75,000	102,000	$-	1,200.00	15%	1,500
October 25, 2017	110,000	153,890	(7,705)	1,539.00	15%	8,800
December 7, 2017	160,000	212,800	118,918	1,251.76	25%	5,799
December 12, 2017	160,000	212,800	122,674	1,251.76	15%	5,258
February 27, 2018	110,000	147,400	126,211	921.25	25%	1,650
	$615,000	$828,890	$360,098			$23,007

We amortized $33,368 and $40,802 of debt discounts during the three months ended March 31, 2018 and 2017, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of March 31, 2018 was $37,326.

Related Party Notes

On March 14, 2018, we received a one-year, non-convertible loan of $50,000 from a related party who was a member of the Company’s Board of Directors. This loan is included in net proceeds from non-convertible debt in the Statement of Cash Flows. The amount of $50,000 was outstanding as of March 31, 2018 and includes $7,500 guaranteed interest that was recorded as debt discount and amortized over the term of the debt.

7)	Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)

2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)

3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)

4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)

5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)

6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)

7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)

8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)

9)	21 shares have been designated as Series H2 Convertible Preferred Stock (“Series H2”)

10)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)

11)	15,000 shares have been designated as Series K Convertible Preferred Stock (“Series K”)

12)	10,000 shares have been designated on May 1, 2018 as Series AA Convertible Preferred Stock (“Series AA”)

As of March 31, 2018, there were no shares of Junior A, and Series A, B, C, E and AA issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2017 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2018, options to acquire 35,274 shares were outstanding under the Plan.

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2018, options to acquire 81,925 shares were outstanding under the Plan with 2,917,519 shares available for future grant under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options. Under the 2015 Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2018, non-qualified options to acquire 129,937 shares were outstanding under the Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 12/31/17	247,692	$10.95	899,542	$12.03	1,147,234	1,073,850
Granted	-	-	41,667	12.00	41,667
Exercised	-	-	-	-	-
Expired	-	-	(12,668)	12.00	(12,668)
Forfeited	(556)	8.40	-	-	(556)
Balance outstanding, 3/31/2018	247,136	$10.95	928,541	$12.03	1,175,677	1,118,186

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$7.50 - $11.99	133,024	8.0	$8.63	91,132	7.6	$8.73
12.00 – 14.99	88,705	7.5	12.00	73,106	7.4	12.00
15.00 – 17.99	7,547	4.4	15.00	7,547	4.4	15.00
18.00 – 20.99	12,854	1.9	18.00	12,854	1.9	18.00
21.00 – 30.00	5,006	2.4	30.00	5,006	2.4	30.00
$7.50 - $30.00	247,136	7.3	$10.95	189,645	6.9	$11.43

As of March 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $311,352, which is expected to be recognized over weighted average period of 1.53 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of March 31, 2018 was zero. The aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2018 was zero.

Common Stock Issuances

During the three months ended March 31, 2018, we issued to Debenture holders 22,606 shares of common stock for quarterly interest of $85,040 issued in stock in lieu of cash. Of the 22,606 shares issued, 1,092 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

On March 12, 2018, we received a six-month, convertible loan of $253,000 from an accredited investor. The loan has an original issue discount of $53,000. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 6,750 shares of restricted common stock with a relative fair value of $28,722 recorded as a debt discount to be amortized over the six-month term.

On February 12, 2018, we received a six-month, convertible loan of $100,000 from an accredited investor. The loan earns a one-time interest of 10%. $50,000 of the proceeds were used to pay off the outstanding balance of a previous loan from this lender. The loan can be converted at any time into common stock at a conversion price of $7.50. We issued the investor 5,000 shares of restricted common stock with a relative fair value of $18,274 of which $10,474 was recorded as a debt discount to be amortized over the six-month term while $7,800 was recorded to interest expense immediately because it related to the previous loan paid off.

On February 12, 2018, we issued 3,500 shares of restricted common stock to an accredited investor to extend the maturity date of our eight-month, non-convertible loan of $170,000 originated on March 21, 2017 to February 15, 2018. The accredited investor agreed to a further extension to March 31, 2018 in exchange for 3,500 shares of restricted common stock issued on March 27, 2018. The total fair value of $28,490 relating to these stock issuances were recorded as interest expense as compensation for the loan extensions.

On January 19, 2018, we received a six-month, convertible loan of $150,000 from an accredited investor. The loan earns a one-time interest of 10% and includes a 10% original issue discount. We also issued the investor 4,000 shares of restricted common stock with a relative fair value of $12,267 recorded as a debt discount to be amortized over the six-month term. The loan can be converted at any time into common stock at a conversion price of $7.50.

8)	Subsequent Events

On May 14, 2018, we entered into letter agreements with 22 investors (each a “Debenture Holder” and together the “Debenture Holders”) holding convertible debentures (collectively the “Debentures”) and warrants to purchase common stock (the “Debenture Warrants”) whereby the Debenture Holders agreed to convert a total of $6,390,634 in principal and original issue discount due them under the Debentures into 2,557 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase such number of shares of common stock as equal 100% of the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions. The Debenture Holders also agreed to waive any and all defaults or events of default by the Company with respect to any failure by the Company to comply with any covenants contained in the Debentures.

On May 14, 2018, we received a one-year, non-convertible loan of $50,000 from a private investor.

On May 2, 2018, the Company entered into a Securities Purchase Agreement with an existing shareholder pursuant to which the Company sold an aggregate of 100 units for an aggregate Purchase Price of $250,000. The units purchased consists of shares of Series AA Convertible Preferred Stock. We issued to the shareholder a new warrant to purchase 100,000 shares of common stock with an exercise price of $3.50 per share.

On April 2, 2018 and May 14, 2018, we paid approximately $112,500 toward the outstanding balance on our September 12, 2017 9-month, non-convertible loan of $225,000.

On May 11, 2018 we signed a Merchant Agreement with a lender. Under the agreement we received $180,000, of which approximately $82,000 was used to pay off the outstanding balance on a previous loan dated December 7, 2017 from this lender, in exchange for rights to all customer receipts until the lender is paid $243,000, which is collected at the rate of $1,518.75 per business day. The $63,000 imputed interest will be recorded as interest expense when paid each day. Fees of $2,600 were deducted from the initial advance. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. We accounted for the Merchant Agreement as a loan under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts.

On May 11, 2018, we received a 5% one-year, convertible loan of $161,250 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15 trading day period prior to conversion. The loan includes an original discount of $11,250 and $10,000 in fees.

On May 9, 2018, we received a 10% six-month, convertible loan of $250,000 from an accredited investor. The loan includes total costs of $37,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 8,000 shares of restricted common stock with a fair value of $26,466 recorded as a debt discount to be amortized over the six-month term.

On May 7, 2018, we paid off the entire outstanding balance on our October 27, 2017 5% one-year, convertible loan of $170,000.

On April 30, 2018, we paid off the entire outstanding balance on our October 20, 2017 5% one-year, convertible loan of $150,000.

On April 25, 2018, we received a 6% one-year, convertible loan of $130,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15 trading day period prior to conversion. The loan includes $6,500 in fees.

On April 25, 2018, we received a 4% one-year, convertible loan of $105,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We agreed to issue the investor 1,200 shares of restricted common stock.

On April 25, 2018, we received another 4% one-year, convertible loan of $105,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We agreed to issue the investor 1,200 shares of restricted common stock.

On April 23, 2018, we received a 12% nine-month, convertible loan of $103,000 from an accredited investor. The proceeds were used to pay off the outstanding balance of $103,000 on a previous loan dated October 25, 2017 from this lender. The loan can be converted into common stock after 180 calendar days at a discount of 42% of the average of the lowest two trading prices for the common stock during the 15-trading day period prior to conversion. The loan includes $3,000 in fees.

On April 23, 2018, we received a 12% one-year, convertible loan of $77,000 from an accredited investor. The loan can be converted into common stock after 180 days at a conversion price of $7.50. The loan includes $2,000 in fees.

On April 23, 2018, we received a 5% one-year, convertible loan of $65,000 from an accredited investor. The loan can be converted into common stock after 180 calendar days at 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes an original discount of $6,500 and $2,000 in fees.

On April 12, 2018, we paid off the December 6, 2017 convertible loan of $100,000. The accredited investor also received $5,000 for the one-month extension to April 5, 2018.

On April 12, 2018, we received a 15% six-month, convertible loan of $100,000 from an accredited investor. The loan includes total costs of $24,000 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares of restricted common stock with a fair value of $7,218 recorded as a debt discount to be amortized over the six-month term.

On April 11, 2018 we signed a Merchant Agreement with a lender. Under the agreement we received $140,000 in exchange for rights to all customer receipts until the lender is paid $187,600, which is collected at the rate of $1,275 per business day. The $47,600 imputed interest will be recorded as interest expense when paid each day. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. We accounted for the Merchant Agreement as a loan under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts.

On April 10, 2018, we received a one-year, non-convertible loan of $10,000 from a private investor.

On April 2, 2018, we issued 1,150 shares of restricted common stock with a fair value of $5,183 to the lender in connection with the March 12, 2018 5% one-year, convertible loan of $85,000. The fair value of the stock was recorded as a debt discount to be amortized over the one-year term.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. We qualify all of our forward-looking statements by these cautionary statements.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to March 31, 2018, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We have 14 United States granted patents and one foreign granted patent (Japan: 5587770, EXTRACTION AND PARTITIONING OF MOLECULES) covering multiple applications of PCT in the life sciences field. We also own eight patents as a result of our purchase of the assets of BaroFold in December 2017. PBI also has 19 pending patents in the USA, Canada, Europe, Australia, China, and Taiwan. PCT employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, which include, but are not limited to:

●	biological sample preparation – including but not limited to sample extraction, homogenization, and digestion - in such study areas as genomic, proteomic, lipidomic, metabolomic and small molecules;

●	pathogen inactivation;

●	protein purification;

●	control of chemical reactions, particularly enzymatic; and

●	immunodiagnostics.

We reported an accomplishment in the first three months of 2018:

On February 14, 2018, the Company announced it had signed a two-year, global co-marketing and distribution agreement with ISS, Inc., a designer and manufacturer of advanced scientific instrumentation.

Results of Operations

Comparison for the three months ended March 31, 2018 (“Q1 2018”) and 2017 (“Q1 2017”)

Total Revenue

We recognized total revenue of $610,774 for Q1 2018 compared to $551,357 for Q1 2017, an increase of $59,417 or 11%. This increase was primarily attributable to increases in both instrument and consumable sales.

Products, Services, Other. Revenue from the sale of products and services increased 11% to $585,244 for Q1 2018 compared to $525,998 for the same period in 2017. Sales of consumables increased to $74,698 for Q1 2018 compared to $63,264 during the same period in 2017, an increase of 18%. Products, Services, and Other Revenue included $19,950 from non-cash instrument transactions in the current quarter. Revenue from non-cash instrument transactions was recognized on the fair value of the assets involved per ASC 845.

Grant Revenue. During the three months ended March 31, 2018, we recorded grant revenue of $25,530 compared to grant revenue of $25,359 in the comparable period in 2017.

Cost of Products and Services

The cost of products and services was $324,789 for the three months ended March 31, 2018 compared to $235,997 for the comparable period in 2017. Gross profit margin on products and services decreased to 47% for Q1 2018 compared to 57% for the prior year period. The current period margin was affected by discounted sales to our foreign distributors and discounted sales to key customer partners.

Research and Development

Research and development expenditures were $324,976 during the three months ended March 31, 2018 as compared to $263,456 in the same period in 2017, an increase of $61,520 or 23%. The current period expenses included costs relating to data research performed by collaboration partners.

Research and development expense recognized in the three months ended March 31, 2018 and 2017 included $15,499 and $15,970 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses increased to $274,468 for the three months ended March 31, 2018 from $213,009 for the comparable period in 2017, an increase of $61,459 or 29%. This increase was primarily attributable to expansion of the company’s sales force from one to four field sales directors during 2017, plus recruitment fees and business development efforts.

During the three months ended March 31, 2018 and 2017, selling and marketing expense included $7,197 and $10,886 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $794,605 for Q1 2018 compared to $837,998 for the comparable period in 2017. This decrease included reduced use of investor and public relations offset by costs related to the hire of a chief financial officer and quarterly amortization of our BaroFold patent values.

During the three months ended March 31, 2018 and 2017, general and administrative expense included $63,324 and $47,673 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $1,108,064 for the three months ended March 31, 2018 compared to $999,103 for the comparable period in 2017. This increase was due primarily to the headcount increases in sales and marketing during 2017 and research collaboration costs incurred.

Other Income (Expense), Net

Interest (Expense) Income

Interest expense was $1,123,145 for the three months ended March 31, 2018 compared to interest expense of $1,240,373 for the three months ended March 31, 2017. Interest expense reflected amortization of debt discounts related primarily to the sale of senior secured convertible debentures and our Revolving Note (as defined in Note 6 of the accompanying consolidated financial statements). The decrease is primarily from the deferred finance charges fully amortized in 2017 on our Revolving Note.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6 of the accompanying consolidated financial statements, we received $1.5 million in net proceeds from loans in the first three months of 2018. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2018 was $1,277,512 as compared to $1,165,410 for the three months ended March 31, 2017. We had a slightly higher operating loss in the current period because of the reasons previously detailed, plus additional interest expense.

Net cash used in investing activities for the three months ended March 31, 2018 was none compared to $15,608 in the prior period. Cash capital expenditures in the prior year included laboratory equipment and IT equipment.

Net cash provided by financing activities for the three months ended March 31, 2018 was $1,277,641 as compared to $1,164,093 for the same period in the prior year. The cash from financing activities in the period ended March 31, 2018 included $460,000 from our Revolving Note and $819,350 from convertible debt, net of fees and less payment on convertible debt of $102,500. We also received $348,600 from non-convertible debt, net of fees, less payment on non-convertible debt of $247,809. The prior period included $920,000 from our Revolving Note. We also received $773,000 from non-convertible debt, net of fees, less payment on non-convertible debt of $228,907.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2018 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2017. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended March 31, 2018, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

For the three months ended March 31, 2018, we received $500,000 pursuant to the Revolving Note as amended and we issued to the Investor warrants to purchase 41,667 shares of our Common Stock at an exercise price per share equal to $12.00 per share.

During the three months ended March 31, 2018, we issued to Debenture holders 22,606 shares of common stock for quarterly interest of $85,040 issued in stock in lieu of cash. Of the 22,606 shares issued, 1,092 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Revolving Note, previously amended, was further amended on January 30, 2018 to increase the aggregate principal amount to $4,000,000 with all other terms unchanged.

Item 6. Exhibits

Exhibits

3.1*	Certificate of Designation of Series AA Convertible Preferred Stock, filed May 1, 2018

10.1*	Amendment Number 3 to October 26, 2016 Promissory Note, dated January 30, 2018

31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2018	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Joseph L. Damasio, Jr.
Joseph L. Damasio, Jr.
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)

