Form 10-Q
period 2018-06-30
PRESSURE BIOSCIENCES INC
filed 2018-08-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2018.

Class	Number of Shares
Common Stock, par value $.01 per share	1,565,082

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,491	$81,033
Accounts receivable	526,090	206,848
Inventories, net of $139,700 reserve at June 30, 2018 and $179,600 at December 31, 2017	900,063	857,662
Prepaid expenses and other current assets	202,736	222,158
Total current assets	1,647,380	1,367,701
Intangible assets, net of amortization of $43,269 and $0, respectively	707,611	750,000
Investment in available-for-sale equity securities	17,991	19,825
Property and equipment, net	19,177	22,662
TOTAL ASSETS	$2,392,159	$2,160,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$697,961	$589,263
Accrued employee compensation	427,625	368,700
Accrued professional fees and other	917,498	800,620
Other current liabilities	912,402	1,536,507
Deferred revenue	208,857	263,106
Revolving note payable	-	3,500,000
Related party convertible debt, net of debt discount of $0 and $31,372, respectively	-	259,762
Convertible debt, net of unamortized debt discounts of $547,582 and $401,856, respectively	3,222,167	8,028,014
Other debt, net of unamortized discounts of $25,982 and $48,194, respectively	703,130	1,379,863
Total current liabilities	7,089,640	16,725,835
LONG TERM LIABILITIES
Deferred revenue	45,990	57,149
TOTAL LIABILITIES	7,135,630	16,782,984
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 5,195.4 and 0 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	52	-
Common stock, $.01 par value; 100,000,000 shares authorized; 1,537,094 and 1,342,858 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	15,371	13,429
Warrants to acquire common stock	17,450,717	9,878,513
Additional paid-in capital	37,747,441	30,833,549
Accumulated deficit	(59,958,064)	(55,349,299)
Total stockholders’ deficit	(4,743,471)	(14,622,796)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,392,159	$2,160,188

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Products, services, other	$618,418	$480,400	$1,203,662	$1,006,398
Grant revenue	20,355	59,972	45,885	85,331
Total revenue	638,773	540,372	1,249,547	1,091,729

Costs and expenses:
Cost of products and services	270,046	287,299	594,835	523,296
Research and development	323,832	241,783	648,808	505,239
Selling and marketing	224,942	300,111	499,410	513,120
General and administrative	740,843	915,470	1,535,448	1,753,468
Total operating costs and expenses	1,559,663	1,744,663	3,278,501	3,295,123

Operating loss	(920,890)	(1,204,291)	(2,028,954)	(2,203,394)

Other expense:
Interest expense	(1,159,242)	(1,983,112)	(2,282,387)	(3,509,744)
Other expense	(9,582)	(80)	(14,312)	(7,108)
Gain on extinguishment of debt	471,612	-	475,897	-
Incentive shares/warrants	(663,130)	(186,802)	(663,130)	(186,802)
Change in fair value of derivative liabilities	-	2,790,525	-	(271,227)
Total other (expense) income	(1,360,342)	620,531	(2,483,932)	(3,974,881)

Net loss	(2,281,232)	(583,760)	(4,512,886)	(6,178,275)
Deemed dividend on down round feature	(213,012)	-	(213,012)	-
Deemed dividend on beneficial conversion feature	(10,532,291)	-	(10,532,291)	-
Preferred stock dividends	(95,879)	-	(95,879)	-
Net loss attributable to common stockholders	$(13,122,414)	$(583,760)	$(15,354,068)	$(6,178,275)
Basic and diluted net loss per share attributable to common stockholders	$(9.20)	$(0.54)	$(11.01)	$(5.83)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,426,698	1,077,529	1,395,187	1,059,250

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Comprehensive Loss

Net loss	$(2,281,232)	$(583,760)	$(4,512,886)	$(6,178,275)

Other comprehensive loss
Unrealized income on marketable securities	-	6,190	-	6,190

Comprehensive loss	$(2,281,232)	$(577,570)	$(4,512,886)	$(6,172,085)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,512,886)	$(6,178,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for debt extension	28,490	10,000
Depreciation and amortization	45,874	4,716
Accretion of interest and amortization of debt discount	986,155	2,922,265
Issuance of incentive shares and common stock warrants	663,130	186,802
Inventory reserve recovery	(39,900)	-
Gain on extinguishment of debt	(475,897)	-
Stock-based compensation expense	148,270	179,511
Amortization of third party fees paid in common stock and warrants	-	30,558
Shares issued with debt	7,800	-
Change in fair value of derivative liabilities	-	271,227
Impairment loss on investment	1,834	6,069
Changes in operating assets and liabilities:
Accounts receivable	(319,242)	(282,728)
Inventories	(2,501)	(226,204)
Prepaid expenses and other assets	19,422	82,193
Accounts payable	108,698	338,838
Accrued employee compensation	58,925	310,615
Deferred revenue and other accrued expenses	678,789	4,715
Net cash used in operating activities	(2,603,039)	(2,339,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(16,617)
Net cash used in investing activities	-	(16,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving note payable	460,000	1,610,000
Net proceeds from warrant exercises	-	140,215
Net proceeds from Series AA convertible preferred stock	226,091	-
Net proceeds from convertible debt	3,242,950	-
Net proceeds from non-convertible debt – third party	952,501	1,987,752
Net proceeds from non-convertible debt – related party	102,100	-
Payments on convertible debt	(1,518,500)	(840,541)
Payments on non-convertible debt – related party	(52,100)	-
Payments on non-convertible debt	(872,545)	(478,141)
Net cash provided by financing activities	2,540,497	2,419,285

NET INCREASE (DECREASE) IN CASH	(62,542)	62,970
CASH AT BEGINNING OF YEAR	81,033	138,363
CASH AT END OF PERIOD	$18,491	$201,333

SUPPLEMENTAL INFORMATION
Interest paid in cash	$525,979	$173,243
Income taxes paid	-	-
NON CASH TRANSACTIONS:
Common stock issued in lieu of cash for interest	90,023	-
Common stock issued with debt	170,745	297,252
Discount from warrants issued with convertible debt	162,023	554,998
Discount from one-time interest	154,500	175,000
Unrealized gain from available-for-sale equity securities	-	6,190
Preferred stock dividends	95,879	-
Conversion of debt into preferred stock	12,688,634	-
Contingent beneficial conversion feature on convertible note	253,000	-
Deemed dividend-triggered down round feature	213,012	-
Deemed dividend-beneficial conversion feature	10,532,291	-
Derivative liability released upon warrant exercise	-	49,327

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the six months ended June 30, 2018 or in fiscal year 2017.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2018, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 6 and 7. In addition we raised cash through debt financing after June 30, 2018 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

The accompanying unaudited consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company early adopted the ASU 2016-18 on January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide additional guidance with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company early adopted the ASU 2016-18 on January 1, 2017 starting with its purchase of BaroFold assets.

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

In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

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

Our current Barocycler® instruments require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, upon customer request, and for an additional fee, will send a highly trained technical representative to the customer site to install Barocyclers® that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Our sales arrangements do not provide our customers with a right of return. Any shipping costs billed to customers are recognized as revenue.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2018	2017	2018	2017
North America	351	396	716	722
Europe	64	1	219	158
Asia	224	143	315	211
	639	540	1,250	1,091

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2018	2017	2018	2017
Hardware	397	347	817	743
Grants	20	60	45	85
Consumables	64	52	139	115
Contract research services	67	-	67	-
Sample preparation accessories	47	39	96	74
Technical support/extended service contracts	22	26	50	43
Shipping and handling	16	11	28	21
Other	6	5	8	10
	639	540	1,250	1,091

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2018	2017	2018	2017
Products transferred at a point in time	609	471	1,185	985
Products and services transferred over time	30	69	65	106
	639	540	1,250	1,091

Contract balances

In thousands of US dollars ($)	June 30, 2018	December 31, 2017
Receivables, which are included in ‘Accounts Receivable’	526	207
Contract liabilities (deferred revenue)	255	320

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2018	2019	2020	Total
Extended warranty service	209	46	-	255

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2018 and 2017.

	For the Three Months Ended
	June 30,
	2018	2017
Top Five Customers	54%	60%
Federal Agencies	12%	11%

	For the Six Months Ended
	June 30,
	2018	2017
Top Five Customers	38%	42%
Federal Agencies	8%	8%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2018 and December 31, 2017. The Top Five Customers category may include federal agency receivable balances if applicable.

	June 30, 2018	December, 31, 2017
Top Five Customers	70%	85%
Federal Agencies	11%	1%

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

At this time, we believe that outsourcing the manufacturing of our new Barocycler® 2320EXT to CBM is the most cost-effective method for us to obtain and maintain ISO Certified, CE and CSA Marked instruments. CBM’s close proximity to our South Easton, MA facility is a significant asset enabling interactions between our Engineering, R&D, and Manufacturing groups and their counterparts at CBM. CBM was instrumental in helping PBI achieve CE Marking on our Barocycler® 2320EXT, as announced on February 2, 2017.

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

Investment in Available-For-Sale Equity Securities

As of June 30, 2018, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On June 30, 2018, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $18,000, based on the closing price of Everest shares of $0.18 USD per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. The change in market value since the receipt of stock was determined to be other than temporary. We recorded $1,834 as an impairment loss in the first half of 2018.

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

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,281,232)	$(583,760)	$(4,512,886)	$(6,178,275)
Deemed dividend on down round feature	(213,012)	-	(213,012)	-
Deemed dividend on beneficial conversion feature	(10,532,291)	-	(10,532,291)	-
Preferred stock dividends	(95,879)	-	(95,879)	-
Net loss applicable to common shareholders	$(13,122,414)	$(583,760)	$(15,354,068)	$(6,178,275)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	1,426,698	1,077,529	1,395,187	1,059,250

Loss per common share – basic and diluted	$(9.20)	$(0.54)	$(11.01)	$(5.83)

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

	As of June 30,
	2018	2017
Stock options	244,467	250,109
Convertible debt	346,133	827,560
Common stock warrants	6,263,607	890,047
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	28,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	117,367
Series K Convertible Preferred Stock	229,334	227,200
Series AA Convertible Preferred Stock	5,195,400	-
	12,549,399	2,469,474

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

The Company recognized stock-based compensation expense of $62,249 and $104,982 for the three months ended June 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $148,270 and $179,511 for the six months ended June 30, 2018 and 2017, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$15,649	$22,949	$31,148	$38,918
Selling and marketing	7,279	13,447	14,476	24,334
General and administrative	39,321	68,586	102,646	116,259
Total stock-based compensation expense	$62,249	$104,982	$148,270	$179,511

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities are primarily related to convertible debentures and deferred revenue with carrying values that approximate fair value.

The issuances of our convertible promissory notes and common stock purchase warrant are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note.

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible promissory note is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The adjusted BCF value is accounted for as equity.

The warrant and BCF relative fair values are also recorded as a discount to the convertible promissory notes. At present, these equity features of the convertible promissory notes have been recorded at a discount to the convertible notes that is substantially equal to the proceeds received.

Fair Value Measurements

The Company follows the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as it related to all financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In determining the fair value of its assets and liabilities, the Company uses various valuation approaches. The Company employs a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2–Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

	Convertible debt, current portion	Convertible debt, long term portion	Warrant Derivative Liability	Conversion Option Liability	Warrants to acquire common stock	Additional Paid-in Capital	Accumulated deficit
Balance, January 1, 2017 (Prior to adoption of ASU 2017-11)	$4,005,702	$529,742	$1,685,108	$951,059	$6,325,102	$27,544,265	$(42,264,190)
Reclassified derivative liabilities and cumulative effect of adoption	769,316	154,152	(1,685,108)	(951,059)	2,636,236	1,446,011	(2,369,548)
Balance, January 1, 2017 (After adoption of ASU 2017-11)	$4,775,018	$683,894	$-	$-	$8,961,338	$28,990,276	$(44,633,738)

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018:

		Fair value measurements at June 30, 2018 using:
	June 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	17,991	17,991	-	-
Total Financial Assets	$17,991	$17,991	$-	$-

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

Rental costs are expensed as incurred. During the six months ended June 30, 2018 and 2017 we incurred $92,216 and $69,092 in rent expense, respectively for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2018:

2018	$83,177
2019	82,953
2020	82,953
2021	-
Thereafter	-
$249,083

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

Conversion of Notes

We issued 5,075.40 shares of our Series AA Convertible Preferred Stock in satisfaction of $12,688,634 of convertible promissory notes, Revolving Note and short-term loans issued:

Debt converted to stock
Current liabilities
Convertible Debentures, face value	$6,962,634
Revolving Note with interest	4,750,000
May 19, 2017 Promissory Note with interest	750,000
Other Notes with interest	226,000
Total debt converted in the second quarter of 2018	$12,688,634

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

The Company issued a principal aggregate amount of $6,962,634 in Debentures which includes a 10% original issue discount on the Purchase Price. The Debenture does not accrue any additional interest during the first year it is outstanding but accrues interest at a rate equal to 10% per annum for the second year it is outstanding. The Debenture has a maturity date of two years from issuance. The Debenture is convertible any time after its issuance date. The Purchaser has the right to convert the Debenture into shares of the Company’s common stock at a fixed conversion price equal to $8.40 per share, subject to applicable adjustments. In the second year that the Debenture is outstanding, any interest accrued shall be payable quarterly in either cash or common stock, at the Company’s discretion.

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

On May 2, 2018, the Company entered into a Securities Purchase Agreement with an existing shareholder pursuant to which the Company sold an aggregate of 100 shares of Series AA Convertible Preferred Stock for an aggregate Purchase Price of $250,000. We issued to the shareholder a new warrant to purchase 100,000 shares of common stock with an exercise price of $3.50 per share.

The Company, pursuant to a price protection provision triggered on May 2, 2018 with the sale of Series AA units, amended the Debentures and Warrants to purchase Common Stock held by the Debenture Holders entered into between July 22, 2015 and March 31, 2016 as first disclosed in the Company’s Current Report on Form 8-K filed on July 28, 2015. The fair value of $207,899 relating to the reduction in exercise price was treated as a deemed dividend and recorded as a charge against additional paid-in capital within equity. The amended Debenture conversion price was exempt from revaluation because a beneficial conversion feature had already been recorded on the Debenture at issuance.

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

In connection with the Subscription Agreement and Debenture, the Company entered into Security Agreements with the Purchasers whereby the Company agreed to grant to Purchasers an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, Warrants and the other Transaction Documents. On May 14 and June 11, 2018, the Company signed letter agreements with the Debenture holders as explained below that discharged all of the Company’s obligations within the Debenture Agreement.

Conversion of Debentures

On May 14, 2018, we entered into letter agreements (the “Letter Agreements”) with 22 investors (each a “Debenture Holder” and together the “Debenture Holders”) holding convertible debentures (collectively the “Debentures”) and warrants to purchase common stock (the “Debenture Warrants”) whereby the Debenture Holders agreed to convert a total of $6,220,500 in principal and original issue discount due them under the Debentures into 2,448.20 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase 2,448,200 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions). The Debenture Holders also agreed to waive any and all defaults or events of default by the Company with respect to any failure by the Company to comply with any covenants contained in the Debentures. The fair value of $29,865 relating to the adjustment in exercise price was treated as a loan modification and recorded as a gain toward the extinguishment of debt.

On June 11, 2018, the Company entered into additional Letter Agreements with 15 Debenture Holders whereby the Debenture Holders agreed to convert a total of $742,134 in principal and original issue discount due them under the Debentures into 296.80 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase 296,800 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions). The Debenture Holders also agreed to waive any and all defaults or events of default by the Company with respect to any failure by the Company to comply with any covenants contained in the Debentures. The fair value of $3,155 relating to the adjustment in exercise price was treated as a loan modification and recorded as a gain toward the extinguishment of debt.

In connection with the above Debenture conversions and cancellation of the debt term, the Company recorded the full amount of the remaining unamortized Debenture discounts of $157,908 as interest expense during the three months of June 30, 2018. The Company recorded $287,676 of the Debenture discounts during the six months ended June 30, 2018.

On various dates for the six months ended June 30, 2018, the Company issued 25,243 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through December 31, 2017 for an aggregate amount of $95,121. We recognized a $5,101 gain on extinguishment of debt by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through December 31, 2017.

Other convertible notes

The Company, pursuant to a price protection provision triggered on May 2, 2018 with the sale of Series AA units, amended the conversion price of a March 12, 2018 loan to $2.50 per share. The fair value of $253,000, limited to the face value of the loan, relating to the reset in the conversion price was recorded as a debt discount and amortized as interest expense over the remaining loan term.

On various dates during the six months ended June 30, 2018, the Company issued convertible notes for net proceeds of $3,242,950 which contained varied terms and conditions as follows: a) maturity dates ranging from 3 to 12 months; b) interest rates that accrue per annum ranging from 5% to 12%; c) convertible to the Company’s common stock at issuance at a fixed rate of $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of $214,351 of the shares of common stock or warrants to purchase common stock issued with the notes was recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of June 30, 2018.

The specific terms of the convertible notes and outstanding balances as of June 30, 2018 are listed in the tables below.

Convertible Notes

Inception Date	Term		Loan Amount	Outstanding Balance with OID		Original Issue Discount		Interest Rate	Conversion Price (Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
July 22, 2015	30 months	[1]	$2,398,000	$-	[4]	$218,000	[2]	10%[3]	$8.40	$388,532	$2,163,074
September 25, 2015	30 months	[1]	1,210,000	-	[4]	110,000	[2]	10%[3]	$8.40	185,956	1,022,052
October 2, 2015	30 months	[1]	165,000	-	[4]	15,000	[2]	10%[3]	$8.40	26,345	140,832
October 6, 2015	30 months	[1]	33,000	-	[4]	3,000	[2]	10%[3]	$8.40	5,168	26,721
October 14, 2015	30 months	[1]	55,000	-	[4]	5,000	[2]	10%[3]	$8.40	8,954	49,377
November 2, 2015	30 months	[1]	275,000	-	[4]	25,000	[2]	10%[3]	$8.40	43,079	222,723
November 10, 2015	30 months	[1]	55,000	-	[4]	5,000	[2]	10%[3]	$8.40	8,790	46,984
November 12, 2015	30 months	[1]	236,500	-	[4]	21,500	[2]	10%[3]	$8.40	38,518	212,399
November 20, 2015	30 months	[1]	220,000	-	[4]	20,000	[2]	10%[3]	$8.40	37,185	200,000
December 4, 2015	30 months	[1]	187,000	-	[4]	17,000	[2]	10%[3]	$8.40	37,352	170,000
December 11, 2015	30 months	[1]	396,000	-	[4]	36,000	[2]	10%[3]	$8.40	75,449	360,000
December 18, 2015	30 months	[1]	60,500	-	[4]	5,500	[2]	10%[3]	$8.40	11,714	55,000
December 31, 2015	30 months	[1]	110,000	-	[4]	10,000	[2]	10%[3]	$8.40	20,634	100,000
January 11, 2016	30 months	[1]	110,000	-	[4]	10,000	[2]	10%[3]	$8.40	24,966	80,034
January 20, 2016	30 months	[1]	55,000	-	[4]	5,000	[2]	10%[3]	$8.40	9,812	40,188
January 29, 2016	30 months	[1]	330,000	-	[4]	30,000	[2]	10%[3]	$8.40	60,887	239,113
February 26, 2016	30 months	[1]	220,000	-	[4]	20,000	[2]	10%[3]	$8.40	43,952	156,048
March 10, 2016	30 months	[1]	137,500	-	[4]	12,500	[2]	10%[3]	$8.40	18,260	106,740
March 18, 2016	30 months	[1]	396,000	-	[4]	36,000	[2]	10%[3]	$8.40	94,992	265,008
March 24, 2016	30 months	[1]	117,334	-	[4]	10,667	[2]	10%[3]	$8.40	15,427	91,240
March 31, 2016	30 months	[1]	195,670	-	[4]	17,788	[2]	10%[3]	$8.40	2,436	175,446
October 20, 2017	12 months		150,000	-		-		5%	$7.50	7,500	-
October 25, 2017	6 months		103,000	-		-		12%	-	3,000
October 27, 2017	12 months		170,000	-		-		5%	-	4,250	10,000
November 13, 2017	9 months		380,000	-		15,200		8%	$7.50	15,200	46,274
November 22, 2017	12 months		100,000	-		10,000		5%	-	2,000	-
November 28, 2017	10 months		103,000	-		3,000		12%	-	-	-
November 29, 2017	6 months		150,000	-		-		15%	$7.50	-	15,200
November 30, 2017	3 months		50,000	-		-		8%	$7.50	-	-
December 5, 2017	3 months		52,500	-		-		10%	$7.50	2,500	-
December 6, 2017	4 months		100,000	-		-		10%	$7.50	-	-
December 11, 2017	6 months		130,000	-		1,500		5%	-	6,500	6,460
December 19, 2017	6 months		110,000	-		1,500		5%	-	5,500	5,775
December 28, 2017	6 months		55,000	-		-		15%	$7.50	5,000	-
December 29, 2017	12 months		105,000	-		-		5%	-	5,000	-
January 3, 2018	12 months		95,000	95,000		4,750		5%	-	2,000	-
January 16, 2018	12 months		131,250	131,250		-			-	6,250	-
January 19, 2018	6 months		150,000	150,000		-		10%	$7.50	6,000	12,267
February 9, 2018	6 months		100,000	100,000		-		15%	$7.50	23,500	-
February 15, 2018	6 months		100,000	100,000		-		15%	$7.50	9,000	10,474
March 12, 2018	6 months		85,000	85,000		1,150		5%	-	4,250	5,183
March 12, 2018	6 months		253,000	253,000		53,000		0%	-		28,722
April 11, 2018	6 months		100,000	100,000		4,000		15%	$7.50	20,000	7,218
April 23, 2018	6 months		103,000	103,000		-		12%	-	3,000	-
April 24, 2018	9 months		77,000	77,000		-		12%	$7.50	2,000	-
April 25, 2018	12 months		105,000	105,000		-		4%	$7.50	5,000	4,590
April 25, 2018	12 months		105,000	105,000		-		4%	$7.50	5,000	4,590
April 25, 2018	12 months		130,000	130,000		-		6%	$7.50	6,500	-
April 26, 2018	12 months		65,000	65,000		6,500		5%	-	2,000	-
May 9, 2018	12 months		250,000	250,000		-		10%	$7.50	12,500	26,466
May 11, 2018	6 months		161,250	161,250		11,250		15%	$7.50	10,000	-
May 14, 2018	9 months		50,000	50,000		2,500		15%	$7.50	2,500	3,704
May 17, 2018	12 months		380,000	380,000		15,200		8%	$7.50	15,200	43,607
May 23, 2018	9 months		103,000	103,000		-		12%	-	3,000	-
May 24, 2018	9 months		52,500	52,500		2,500		4%	-	-	2,075
May 25, 2018	12 months		78,750	78,750		-		4%	$7.50	3,750	3,112
May 30, 2018	2 months		150,000	150,000		-		8%	$7.50	-	6,870
June 4, 2018	12 months		75,000	75,000		7,500		5%	-	2,000	3,869
June 8, 2018	6 months		50,000	50,000		2,500		15%	$7.50	2,500	3,271
June 12, 2018	6 months		100,000	100,000		-		5%	$7.50	5,000	-
June 14, 2018	9 months		280,000	280,000		25,000		10%	-	5,000	17,573
June 16, 2018	9 months		130,000	130,000		-		5%	-	-	-
June 16, 2018	6 months		110,000	110,000		-		5%	-	-	-
June 26, 2018	3 months		150,000	150,000		-		15%	$7.50	-	20,242
June 28, 2018	6 months		50,000	50,000		-		15%	$7.50	-	10,518
			$12,490,754	$3,769,750		$800,005				$1,343,858	$6,221,039

1. The loan term was extended by 180 days and further extended on January 15, 2018 by 60 days to repay in common stock. The Debenture holders signed letter agreements on May 14, 2018 and June 11, 2018 to waive default penalties relating to the maturity date.

2. The original issue discount is reflected in the first year.

3. The annual interest started accruing in the second year.

4. The Debentures were converted into Series AA Convertible Preferred Stock.

Deferred finance fees included cash commissions amounting to $621,500 and the fair value of the 2,101,786 warrants issued to the placement agent amounting to $536,908. For the six months ended June 30, 2018, the Company recognized amortization expense related to the convertible debt discounts indicated above of $905,171. The unamortized debt discounts as of June 30, 2018 related to the convertible debentures and other convertible notes amounted to $547,582.

Revolving Note Payable and May 19, 2017 Promissory Note

On October 28, 2016, an accredited investor (the “Investor”) purchased from us a promissory note in the aggregate principal amount of up to $2,000,000 (the “Revolving Note”) due and payable on the earlier of October 28, 2017 (the “Maturity Date”) or on the seventh business day after the closing of a Qualified Offering (as defined in the Revolving Note). Although the Revolving Note is dated October 26, 2016, the transaction did not close until October 28, 2016, when we received its initial $250,000 advance pursuant to the Revolving Note. As a result, on the same day and pursuant to the Revolving Note, we issued to the Investor a Common Stock Purchase Warrant (the “Line of Credit Warrants”) to purchase 20,834 shares of our common stock at an exercise price per share equal to $12.00 per share. The Investor is obligated to provide us with advances of $250,000 under the Revolving Note, but the Investor shall not be required to advance more than $250,000 in any individual fifteen (15) day period and no more than $500,000 in the thirty (30) day period immediately following the date of the initial advance. We received $3,500,000 pursuant to the Revolving Note as amended of which $2,070,000 net proceeds was received in 2017 and we issued to the Investor Line of Credit Warrants to purchase 291,667 shares of our Common Stock at an exercise price per share equal to $12.00 per share. The terms of the Line of Credit Warrants are identical except for the exercise date, issue date, and termination date which are based on the advance date.

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

On May 19, 2017, we received a 45-day non-convertible loan of $630,000 from the Investor. The loan provided guaranteed interest of $63,000 and had an origination fee of $32,000. We paid a broker $31,500 in connection with this loan. The unamortized debt discount as of June 30, 2018 was zero.

Conversion of October 26, 2016 Revolving Note and May 19, 2017 Promissory Note

On June 11, 2018, the Company entered into a Letter Agreement with the Investor to convert a total of $5,500,000 in principal and interest due to the Investor pursuant to the Revolving Note and the May 19, 2017 promissory note into 2,200 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Company also amended the Line of Credit Warrants held by the Investor. The Company lowered the Line of Credit Warrants’ exercise price from $12.00 per share to $3.50 per share. The fair value of $82,904 relating to the reduction in exercise price was treated as a loan modification and recorded as a charge against the extinguishment of debt.

The Company also issued a new warrant to the Investor with an exercise price of $3.50 per share to purchase 2,200,000 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the conversion of a total of $5,500,000). In connection with the Letter Agreement, the Investor also waived $520,680 of interest and fees owed as of June 30, 2018. We recognized $520,680 as a gain on extinguishment of debt.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2018:

2018
Balance at January 1,	$11,787,776
Issuance of convertible debt, face value	4,029,750
Deferred financing cost	(326,800)
Debt discount related to one-time interest charge	(132,000)
Contingent beneficial conversion feature on convertible note	(253,000)
Debt discount from warrants issued with debt	(162,023)
Debt discount from shares issued with the notes	(170,745)
Conversion of debt into equity	(10,962,634)
Payments	(1,518,500)
Accretion of interest and amortization of debt discount to interest expense through June 30,	930,343
Balance at June 30,	3,222,167
Less: current portion	3,222,167
Convertible debt, long-term portion	$-

Other Notes

In March 2018, we received non-convertible loans totaling $150,000 from private investors. The loans include one-year term and 10% guaranteed interest. We converted these loans into Series AA Units. See below.

In April 2018, we received a non-convertible loan for $10,000 from a private investor. The loan includes a one-year term and 10% guaranteed interest. We converted this loan into Series AA Units. See below.

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 5,667 shares of restricted common stock. We recorded the fair value of the shares amounting to $35,079 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of June 30, 2018 with a balance of $170,000. The lender extended the term to December 31, 2017 and further to March 31, 2018 in exchange for a total of 9,500 shares of common stock with a fair value of $28,490 recorded as interest expense. The lender further extended the term to September 30, 2018 in exchange for 7,200 shares yet to be issued. We fully amortized $52,079 of the original debt discount in the year ended December 31, 2017.

On August 1, 2017, we signed a non-convertible installment loan with a lender. Under the agreement we received a loan of $75,000 with a weekly repayment of $3,500 until payment in full. The loan includes $18,750 representing an original issue discount, interest and fees resulting in a total payable of $93,750. The loan was paid off entirely as of June 30, 2018.

On September 12, 2017, we received a 9-month non-convertible loan of $225,000 from a privately-held investment firm. The loan earns an annual interest rate of 10%. The Company paid total fees of $25,000 including original issue discount and other costs related to this loan. We agreed to issue 3,333 shares at closing. We recorded the fair value of the shares as a debt discount that will be amortized to interest expense during the term of the loan. We amortized the entire debt discount of $38,000 as of June 30, 2018. In the event of default and at the option of the holder, the loan is convertible into common stock at a 35% discount to the average of the two lowest daily volume weighted average closing stock price for the 20 trading days prior to conversion. The loan was paid off entirely as of June 30, 2018.

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 10% guaranteed interest.

Conversion of Non-Convertible Notes

On June 11, 2018, the Company entered into Letter Agreements with certain private investors to convert a total of $176,000 in principal and interest due to the private investors pursuant to certain loan documents into 70.4 Series AA Units representing 70.4 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share and warrants to purchase 70,400 shares of common stock.

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The following table shows our Merchant Agreements as of June 30, 2018.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Interest Rate	Deferred Finance Fees
September 29, 2017	75,000	102,000	$-	1,200.00	15%	1,500
October 25, 2017	110,000	153,890	-	1,539.00	15%	8,800
December 7, 2017	160,000	212,800	-	1,251.76	25%	5,799
December 12, 2017	160,000	212,800	-	1,251.76	15%	5,258
February 27, 2018	110,000	147,400	-	921.25	25%	1,650
April 11, 2018	140,000	187,600	96,503	1,275.00	13%	2,800
May 11, 2018	180,000	243,000	151,542	1,518.75	25%	2,599
May 15, 2018	180,000	244,800	156,067	1,530.00	15%	3,600
June 29, 2018	140,000	190,400	140,000	1,269.33	25%	2,100
	$1,255,000	$1,694,690	$544,112			$34,106

We amortized $55,811 and $168,860 of debt discounts during the six months ended June 30, 2018 and 2017, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of June 30, 2018 was $25,982.

Related Party Notes

On March 14, 2018, we received a one-year, non-convertible loan of $50,000 from a related party who was a member of the Company’s Board of Directors. This loan is included in net proceeds from non-convertible debt in the Statement of Cash Flows. The amount of $50,000 was converted on June 11, 2018 into 20 shares of Series AA Convertible Preferred Stock and 20,000 warrants to purchase common stock. The $7,500 guaranteed interest on the loan was recorded as a debt discount and amortized over the term of the debt. The interest is outstanding as of June 30, 2018.

On May 31, 2018, we received two short-term loans of $46,500 and $5,600 from two members of the Company’s Board of Directors, respectively. We repaid both loans in full during June 2018 and paid interest of $6,975.

On June 11, 2018, the Company entered into a Letter Agreement with one non-employee member of the Board, to convert $50,000 in principal due to the board member pursuant to a certain loan document into 20 Series AA Units representing 20 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share and warrants to purchase 20,000 shares of common stock.

7)	Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)

2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)

3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)

4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)

5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)

6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)

7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)

8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)

9)	21 shares have been designated as Series H2 Convertible Preferred Stock (“Series H2”)

10)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)

11)	15,000 shares have been designated as Series K Convertible Preferred Stock (“Series K”)

12)	10,000 shares have been designated as Series AA Convertible Preferred Stock (“Series AA”)

As of June 30, 2018, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2017 for the pertinent disclosures of preferred stock.

Series AA Convertible Preferred Stock and Warrants

On May 2, 2018, the Company entered into a Securities Purchase Agreement with an existing shareholder pursuant to which the Company sold an aggregate of 100 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase Price of $250,000. Each share of Series AA Convertible Preferred Stock will receive a cumulative dividend at the annual rate of eight percent (8%) payable quarterly commencing on September 30, 2018 on those shares of Series AA Convertible Preferred Stock purchased from the Company.

We issued to the shareholder a new warrant to purchase 100,000 shares of common stock with an exercise price of $3.50 per share. The Warrant will expire on the fifth-year anniversary after issuance. The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series AA Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued.

On May 14, 2018, we entered into Letter Agreements with 22 Debenture Holders holding Debentures and Debenture Warrants whereby the Debenture Holders agreed to convert a total of $6,220,500 in principal and original issue discount due them under the Debentures into 2,448.20 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase 2,448,200 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions).

On June 1, 2018, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold an aggregate of 20 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase Price of $50,000. We issued to the shareholders a new warrant to purchase 20,000 shares of common stock with an exercise price of $3.50 per share.

On June 11, 2018, the Company entered into additional Letter Agreements with 15 Debenture Holders whereby the Debenture Holders agreed to convert a total of $742,134 in principal and original issue discount due them under the Debentures into 296.80 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase 296,800 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions).

The issuances of our convertible preferred stock and common stock purchase warrants are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible preferred stock.

We analyzed these warrants and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $7,037,424 into equity relating to the 5,195,400 warrants and 11,000 broker warrants issued.

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $10,532,291 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2018, options to acquire 32,605 shares were outstanding under the Plan.

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2018, options to acquire 81,925 shares were outstanding under the Plan with 2,917,519 shares available for future grant under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options. Under the 2015 Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2018, non-qualified options to acquire 129,937 shares were outstanding under the Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 12/31/17	247,692	$10.95	899,542	$12.03	1,147,234	1,073,850
Granted	-	-	5,376,734	3.50	5,376,734
Exercised	-	-	-	-	-
Expired	-	-	(12,669)	12.00	(12,669)
Forfeited	(3,225)	16.04	-	-	(3,225)
Balance outstanding, 6/30/2018	244,467	$10.88	6,263,607	$3.58	6,508,074	6,460,810

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$7.50 - $11.99	133,024	7.8	$8.63	96,160	7.4	$8.72
12.00 – 14.99	88,705	7.2	12.00	78,305	7.2	12.00
15.00 – 17.99	5,879	4.2	15.00	5,879	4.2	15.00
18.00 – 20.99	12,187	1.7	18.00	12,187	1.7	18.00
21.00 – 30.00	4,672	2.4	30.00	4,672	2.4	30.00
$7.50 - $30.00	244,467	7.1	$10.88	197,203	6.8	$11.29

As of June 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $249,107, which is expected to be recognized over weighted average period of 1.45 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of June 30, 2018 was zero. The aggregate intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2018 was approximately $2.7 million.

The loans from November 13, 2017 and May 17, 2018 included Warrants that contains a price protection provision such that if we issue a warrant with any term more favorable to the holder of such warrant that was not similarly provided in these loans, then we shall notify the lender of such additional or more favorable term and such term, shall become a part of the loan agreements. The fair value of the reduction in exercise price was recorded as a deemed dividend of $5,113 in additional paid in capital.

The Company, pursuant to a price protection provision triggered on May 2, 2018 with the sale of Series AA units, amended the Debentures and Warrants to purchase Common Stock held by the Debenture Holders entered into between July 22, 2015 and March 31, 2016 as first disclosed in the Company’s Current Report on Form 8-K filed on July 28, 2015. The fair value of $207,899 relating to the reduction in exercise price was treated as a deemed dividend and recorded as a charge against additional paid-in capital within equity. The amended Debenture conversion price was exempt from revaluation because a beneficial conversion feature had already been recorded on the Debenture at issuance.

Common Stock Issuances

During the six months ended June 30, 2018, we issued to Debenture holders 25,243 shares of common stock for quarterly interest of $95,121 issued in stock in lieu of cash. Of the 25,243 shares issued, 1,092 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

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

On February 12, 2018, we issued 3,500 shares of restricted common stock to an accredited investor to extend the maturity date of our eight-month, non-convertible loan of $170,000 originated on March 21, 2017 to February 15, 2018. The accredited investor agreed to a further extension to March 31, 2018 in exchange for 3,500 shares of restricted common stock issued on March 27, 2018. The lender further extended the term to September 30, 2018 in exchange for 7,200 shares yet to be issued. The total fair value of $28,490 relating to these stock issuances were recorded as interest expense as compensation for the loan extensions.

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

On April 25, 2018, we received a 4% one-year, convertible loan of $105,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We agreed to issue the investor 1,200 shares of restricted common stock with a fair value of $4,590 recorded as a debt discount to be amortized over the one-year term.

On April 25, 2018, we received another 4% one-year, convertible loan of $105,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We agreed to issue the investor 1,200 shares of restricted common stock with a fair value of $4,590 recorded as a debt discount to be amortized over the one-year term.

On May 9, 2018, we received a 10% six-month, convertible loan of $250,000 from an accredited investor. The loan includes total costs of $62,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 8,000 shares of restricted common stock with a fair value of $26,466 recorded as a debt discount to be amortized over the six-month term.

On May 14, 2018, we received a 15% nine-month, convertible loan of $50,000 from an accredited investor. The loan includes total costs of $12,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 1,000 shares of restricted common stock with a fair value of $3,704 recorded as a debt discount to be amortized over the nine-month term.

On May 24, 2018, we received a 4% one-year, convertible loan of $50,000 from an accredited investor. The loan includes an original issue discount of $2,500. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 600 shares of restricted common stock with a fair value of $2,075 recorded as a debt discount to be amortized over the one-year term.

On May 25, 2018, we received a 4% one-year, convertible loan of $75,000 from an accredited investor. The loan includes legal fees of $3,750. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 900 shares of restricted common stock with a fair value of $3,112 recorded as a debt discount to be amortized over the one-year term.

On May 30, 2018, we received an 8% two-month, convertible loan of $150,000 from an accredited investor. The loan includes guaranteed interest of $12,000. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares of restricted common stock with a fair value of $6,870 recorded as a debt discount to be amortized over the two-month term.

On June 4, 2018, we received a 5% one-year, convertible loan of $75,000 from an accredited investor. The loan includes total costs of $9,500 representing an original issue discount and legal fees. The note is convertible after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 1,360 shares of restricted common stock with a fair value of $3,869 recorded as a debt discount to be amortized over the one-year term.

On June 8, 2018, we received a 15% 6-month, convertible loan of $50,000 from an accredited investor. The loan includes total costs of $12,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 1,000 shares of restricted common stock with a fair value of $3,271 recorded as a debt discount to be amortized over the 6-month term.

On June 11, 2018, the Company entered into a Letter Agreement with an accredited investor in which we agreed to issue 110,833 additional shares of common stock at $2.50 per share to the investor. The fair value was recorded as other charge of $340,257. We also issued 110,833 additional warrants with an exercise price of $3.50 and an expiration period of five years from the original issue date. The fair value was recorded as other charges of $312,637. The Company also amended 29,167 Warrants held by the Investor. The Company lowered the Warrants’ exercise price from $15.00 per share to $3.50 per share. The fair value of $10,236 relating to the reduction in exercise price was treated as an equity modification and recorded as a charge to other expenses.

On June 14, 2018, we received a 10% nine-month, convertible loan of $250,000 from an accredited investor. The loan includes total costs of $30,000 representing an original issue discount and legal fees. The note is convertible after 180 days to be 65% of the average of the two lowest trading prices for the common stock during the 25-trading day period prior to conversion. We agreed to issue the investor 5,000 shares of restricted common stock with a fair value of $17,573 recorded as a debt discount to be amortized over the nine-month term.

On June 26, 2018, we received a 5% 3-month, convertible loan of $150,000 from an accredited investor. The loan includes total costs of $7,500 representing guaranteed interest. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 6,000 shares of restricted common stock with a fair value of $20,242 recorded as a debt discount to be amortized over the 3-month term.

On June 28, 2018, we received a 5% 6-month, convertible loan of $50,000 from an accredited investor. The loan includes $2,500 monthly guaranteed interest. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 4,000 shares of restricted common stock with a fair value of $10,518 recorded as a debt discount to be amortized over the 6-month term.

8)	Subsequent Events

On July 1, 2018, we signed a six-month agreement with a firm to provide consulting services. We issued 24,000 shares of restricted common stock at inception of contract. The stock’s fair value of $93,600 based on the trading stock price on contract date will be amortized to expense over 6 months in 2018.

On July 2, 2018, we received a 4% one-year, convertible loan of $125,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15-trading day period prior to conversion. The loan includes $6,250 in fees. We issued the investor 1,500 shares of restricted common stock with a fair value of $5,850 recorded as a debt discount to be amortized over the one-year term.

On July 3, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors pursuant to which the Company sold an aggregate of 148 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $370,000. We issued to the investors warrants to purchase an aggregate 148,000 shares of common stock with an exercise price of $3.50 per share.

On July 5, 2018, we paid off the entire outstanding balance on our December 29, 2017 5% one-year, convertible loan of $95,000.

On July 5, 2018, we signed a six-month agreement with a firm to provide consulting services. We are committed to pay the firm 24,000 shares of restricted common stock at inception of contract. The stock’s fair value of $79,920 based on the trading stock price on contract date will be amortized to expense over 6 months in 2018.

On July 10, 2018, we received a 5% one-year, convertible loan of $95,000 from an accredited investor. The loan can be converted into common stock after 180 calendar days at a discount of 40% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $6,750 in fees.

On July 13, 2018, we paid off the entire outstanding balance on our June 12, 2018 5% one-month, convertible loan of $100,000.

On July 13, 2018, we received a 12% nine-month, convertible loan of $103,000 from an accredited investor. The loan can be converted into common stock after 180 calendar days at a discount of 42% of the average of the lowest two trading prices for the common stock during the 15-trading day period prior to conversion. The loan includes $3,000 in fees.

On July 16, 2018 we signed a Merchant Agreement with a lender. Under the agreement we received $180,000, of which approximately $103,450 was used to pay off the outstanding balance on a previous loan dated April 11, 2018 from this lender, in exchange for rights to all customer receipts until the lender is paid $246,600, which is collected at the rate of $1,790.00 per business day. The $66,600 imputed interest will be recorded as interest expense when paid each day. Fees of $3,600 were deducted from the initial advance. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. We accounted for the Merchant Agreement as a secured loan under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts.

On July 17, 2018, we received a 15% three-month, convertible loan for $100,000 from an accredited investor. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares monthly over three months for a total of 6,000 shares of restricted common stock with a fair value of $16,944 that was recorded as a debt discount to be amortized over the three-month term. We issued the first installment of 2,000 shares already on July 17, 2018.

On July 18, 2018, we paid $13,125 that was recorded as interest expense to a lender to postpone the loan conversion option to August 31, 2018 on the January 16, 2018 convertible note with face value of $131,250.

On July 18, 2018, the Board of Directors approved the immediate termination of outstanding stock options (approximately 247,000 shares) held by current officers, employees and board members and the issuance of new stock options to the same holders with an exercise price of $3.40 per share equal to the closing market price on July 18, 2018 and an expiration date of July 18, 2028. The new stock options for board members will vest 1/12th per month for 12 months. The new stock options for officers and employees will vest 1/36th per month for 36 months. The compensation value created by the termination and issuance of new stock options, as determined under the Black Scholes method, was approximately $58,000 and under current accounting rules results in a non-cash expense in current and future periods not to exceed the vesting periods of the stock options. The Board of Directors also awarded 126,267 to officers, employees and board members separately based on the annual compensation committee recommendation.

On July 19, 2018, we refinanced the January 19, 2018 10% one-year, convertible loan of $150,000 with an accredited investor. The refinanced loan will now be due on January 19, 2019. We paid $36,000 in interest and fees on the January 19, 2018 loan in connection with the refinancing. We agreed to issue the investor 4,500 shares of restricted common stock with a fair value of $15,350 recorded as a debt discount to be amortized over the one-year term.

On July 26, 2018, we issued the monthly installment of 2,000 shares of restricted common stock to the lender for the June 26, 2018 loan.

On July 27, 2018, we issued the monthly installment of 667 shares of restricted common stock to the lender for the June 27, 2018 loan.

On July 30, 2018, we received a 6% one-year, convertible loan of $80,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15-trading day period prior to conversion. The loan includes $4,000 in fees.

On July 31, 2018, we refinanced the May 30, 2018 8% two-month, convertible loan of $150,000 with an accredited investor. The refinanced loan will now be due on October 31, 2018 and has 12% guaranteed interest. We paid $12,000 in interest and fees on the May 30, 2018 loan in connection with the refinancing. We issued the investor 2,000 shares of restricted common stock with a fair value of $6,578 recorded as a debt discount to be amortized over the three-month term.

On August 2, 2018, we issued 3,154 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of quarterly interest.

On August 8, 2018, we refinanced the February 9, 2018 15% six-month, convertible loan of $100,000 with an accredited investor. The refinanced loan will now be due on February 8, 2019. The refinanced loan will now be due on February 8, 2019 and has a 5% monthly guaranteed interest rate. We paid $23,500 in interest and fees on the February 9, 2018 loan in connection with the refinancing. We agreed to issue the investor 1,300 shares of restricted common stock per month over the six-month term. The shares have a total fair value of $21,590 that will be recorded as a debt discount to be amortized over the six-month term.

On August 8, 2018, the Company entered into a Securities Purchase Agreement with several accredited investors pursuant to which the Company sold an aggregate of 52 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $130,000. We issued to the investors warrants to purchase an aggregate 52,000 shares of common stock with an exercise price of $3.50 per share.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to June 30, 2018, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We reported a number of accomplishments in the first six months of 2018, including:

On February 14, 2018, the Company announced it had signed a two-year, global co-marketing and distribution agreement with ISS, Inc., a designer and manufacturer of advanced scientific instrumentation.

On May 3, 2018, the Company announced receipt of the first contract utilizing the high-pressure patents and other IP acquired from BaroFold, Inc. in the Company’s December 2017 Asset Acquisition. The contract related to evaluating the ability of the acquired PreEMT™ technology platform to enhance the manufacturing process and improve the quality of a specific protein therapeutic drug candidate of the third-party.

On May 15, 2018, the Company announced the conversion of $6.39 million of debt into equity.

On June 12, 2018, the Company announced the conversion of an additional $7.24 million of debt into equity.

Results of Operations

Revenues

Product revenues for the three- and six-month periods ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product and other revenue	$618	$480	$138	29%	$1,204	$1,006	$198	20%
Grant revenue	21	60	(39)	(66)%	46	85	(39)	(46)%
Total revenues	$639	$540	$99	18%	$1,250	$1,091	$159	15%

Products and services revenues increased 29% and 20% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This increase was primarily due to increases in orders for our Barocycler 2320 Extreme units and consumables, in addition to new revenues of $52,600 from the PreEMT™ high-pressure protein refolding technology services, acquired in the 2017 BaroFold asset acquisition. Sales of consumables increased to $64,098 for Q2 2018 compared to $52,365 during the same period in 2017, an increase of 22%. Sales of consumables increased to $138,796 for the current six-month period compared to $115,629 during the same period in 2017, an increase of 20%. Products, Services, and Other Revenue included $77,472 and $97,422 from non-cash instrument transactions in the current quarter and the six-month period, respectively while the six-month period in the prior year included $17,088 of similar revenue. Revenue from non-cash instrument transactions was recognized on the fair value of the assets involved per ASC 845.

Costs and operating expenses

Total costs and operating expenses for the three- and six-month periods ended June 30, 2018 and 2017 were comprised of the following:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of product revenue	$270	$287	$(17)	(6)%	$595	$523	$72	14%
Research and development	324	242	82	34%	649	505	144	28%
Selling and marketing	225	300	(75)	(25)%	499	513	(14)	(3)%
General and administrative	741	915	(175)	(19)%	1,536	1,754	(218)	(12)%
Total costs and operating expenses	$1,560	$1,745	$(185)	(11)%	$3,279	$3,295	$(16)	(1)%

Gross profit margin on products and services increased to 58% from 47% during the three months ended June 30, 2017. The gross profit margin of 52% stayed steady for the current six-month period compared to the same period in the prior year. This increase is primarily due to the introduction of scientific services for protein refolding with minimal incremental costs. Gross margins may fluctuate in the third and fourth quarters of 2018 based on expected production volume, services offered and product mix.

Research and development expenses increased 34% and 28% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This increase is primarily related to the optical cell product development project and costs relating to data research performed by collaboration partners. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling and marketing expenses decreased 25% and 3% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This decrease is primarily due to the completion of a contract to obtain qualified leads and the one-time costs in the prior period relating to a co-marketing campaign with our European dealer.

General and administrative expenses decreased 19% and 12% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This decrease is primarily from reduced use of outside investor and public relations services offset to a certain extent by costs related to the quarterly amortization of our BaroFold patent values.

Interest expense

Interest expense for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(1,159)	$(1,983)	$824	42%	$(2,282)	$(3,510)	$1,228	35%

Decreases in interest expense in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are attributable to the discontinuation of interest expense related to the Revolving Note issued in October 2016 that converted into equity in June 2018.

Other expense

Other expense for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other expense	$(10)	$-	$(10)	(100)%	$(14)	$(7)	(7)	(101)%

Changes in other expense in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to foreign currency exchange losses.

Gain on extinguishment of debt

Gain on extinguishment of debt for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gain on extinguishment of debt	$471	$-	$471	100%	$476	$-	476	100%

Gains on extinguishment of debt in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to interest forgiveness of $520,680 on the Revolving Note, the Debenture Warrant modifications valued at $33,020 offset by $82,904 in charges relating to the amendment of the Revolving Note Warrants for a reduced exercise price.

Incentive shares/warrants

Incentive shares/warrants for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Incentive shares/warrants	$(663)	$(187)	$(476)	(255)%	$(663)	$(187)	$(476)	(255)%

Changes in incentive shares/warrants in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to the fair value of 110,833 shares of common stock and 110,833 warrants to purchase common stock issued to an accredited investor on June 11, 2018. The prior year amount represents the fair value of common stock warrants issued to investors as an incentive to exercise warrants.

Change in fair value of derivative liabilities

No derivative instruments existed in 2018.

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

During the six months ended June 30, 2017, we recorded non-cash charges of $314,900 for warrant revaluation in our consolidated statements of operations due to an overall increase in the fair value of the warrant liability related to warrants issued in our 2015/16 private placement. During the six months ended June 30, 2017, we recorded non-cash income of $43,673 for conversion option revaluation in our consolidated statements of operations due to decreases in the fair value of the conversion option liability related to convertible debt.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6 of the accompanying consolidated financial statements, we received $4.8 million in net proceeds from loans and $226,000 in net proceeds from sales of preferred stock in the first half of 2018. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2018 was $2,603,039 as compared to $2,339,698 for the six months ended June 30, 2017. We agreed to issue 110,833 additional shares of common stock at $2.50 per share to an investor. The fair value was recorded as other charge of $340,257. We also issued 110,833 additional warrants with an exercise price of $3.50 and an expiration period of five years from the original issue date. The fair value was recorded as other charges of $312,637. We also paid interest toward loans in 2018.

Net cash used in investing activities for the six months ended June 30, 2018 was none compared to $16,617 in the prior period. Cash capital expenditures in the prior year included laboratory equipment and IT equipment.

Net cash provided by financing activities for the six months ended June 30, 2018 was $2,540,497 as compared to $2,419,285 for the same period in the prior year. The cash from financing activities in the period ended June 30, 2018 included $226,091 net proceeds from sales of preferred stock, $460,000 from our Revolving Note and $3,242,950 from convertible debt, net of fees and less payment on convertible debt of $1,518,500. We also received $963,600 from non-convertible debt, net of fees, less payment on non-convertible debt of $952,501. Related parties also lent us $102,100 in short-term non-convertible loans of which we repaid $52,100 back. The cash from financing activities in the period ending June 30, 2017 included $1,610,000 from our Revolving Note and $140,215 from warrant exercises. We also received $1,987,752 from non-convertible debt, net of fees, less payment on non-convertible debt of $478,141 and payment on convertible debt of $840,541.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2018 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2017. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended June 30, 2018, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. We may, however, from time to time, be named as a defendant or are a plaintiff in various legal actions that arise in the normal course of business. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. This Part II, Item 2 does not discuss issuances previously disclosed in Form 8-Ks filed by the Company.

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

On May 2, 2018, the Company entered into a Securities Purchase Agreement with an existing shareholder pursuant to which the Company sold an aggregate of 100 shares of Series AA Convertible Preferred Stock for an aggregate Purchase Price of $250,000. We issued to the shareholder a new warrant to purchase 100,000 shares of common stock with an exercise price of $3.50 per share.

On May 9, 2018, we received a 10% six-month, convertible loan of $250,000 from an accredited investor. The loan includes total costs of $62,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 8,000 shares of restricted common stock with a fair value of $26,466 recorded as a debt discount to be amortized over the six-month term.

On May 14, 2018, we received a 15% nine-month, convertible loan of $50,000 from an accredited investor. The loan includes total costs of $12,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 1,000 shares of restricted common stock with a fair value of $3,704 recorded as a debt discount to be amortized over the nine-month term.

On May 24, 2018, we received a 4% one-year, convertible loan of $50,000 from an accredited investor. The loan includes an original issue discount of $2,500. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 600 shares of restricted common stock with a fair value of $2,075 recorded as a debt discount to be amortized over the one-year term.

On May 25, 2018, we received a 4% one-year, convertible loan of $75,000 from an accredited investor. The loan includes legal fees of $3,750. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 900 shares of restricted common stock with a fair value of $3,112 recorded as a debt discount to be amortized over the one-year term.

On May 30, 2018, we received an 8% two-month, convertible loan of $150,000 from an accredited investor. The loan includes guaranteed interest of $12,000. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares of restricted common stock with a fair value of $6,870 recorded as a debt discount to be amortized over the two-month term.

On June 1, 2018, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold an aggregate of 20 shares of Series AA Convertible Preferred Stock for an aggregate Purchase Price of $50,000. We issued to the shareholders a new warrant to purchase 20,000 shares of common stock with an exercise price of $3.50 per share.

On June 4, 2018, we received a 5% one-year, convertible loan of $75,000 from an accredited investor. The loan includes total costs of $9,500 representing an original issue discount and legal fees. The note is convertible after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 1,360 shares of restricted common stock with a fair value of $3,869 recorded as a debt discount to be amortized over the one-year term.

On June 8, 2018, we received a 15% 6-month, convertible loan of $50,000 from an accredited investor. The loan includes total costs of $12,500 representing guaranteed interest, an original issue discount and legal fees. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 1,000 shares of restricted common stock with a fair value of $3,271 recorded as a debt discount to be amortized over the 6-month term.

On June 11, 2018, we agreed to issue 110,833 additional shares of common stock at $2.50 per share. The fair value was recorded as an other charge of $340,257. We also issued 110,833 additional warrants with an exercise price of $3.50 and an expiration period of five years from the original issue date. The fair value was recorded as other charges of $312,637.

On June 14, 2018, we received a 10% nine-month, convertible loan of $280,000 from an accredited investor. The loan includes total costs of $30,000 representing an original issue discount and legal fees. The note is convertible after 180 days to be 65% of the average of the two lowest trading prices for the common stock during the 20-trading day period prior to conversion. We agreed to issue the investor 5,000 shares of restricted common stock with a fair value of $17,573 recorded as a debt discount to be amortized over the nine-month term.

On June 26, 2018, we received a 5% 3-month, convertible loan of $150,000 from an accredited investor. The loan includes total costs of $7,500 representing guaranteed interest. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares monthly over 3 months for a total of 6,000 shares of restricted common stock with a fair value of $20,242 that was recorded as a debt discount to be amortized over the 3-month term.

On June 28, 2018, we received a 5% 6-month, convertible loan of $50,000 from an accredited investor. The loan includes $2,500 monthly guaranteed interest. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 667 shares monthly over the 6-month term for a total of 4,000 shares of restricted common stock with a fair value of $10,518 that was recorded as a debt discount to be amortized over the 6-month term.

On various dates for the six months ended June 30, 2018, the Company issued 25,243 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through December 31, 2017 for an aggregate amount of $95,121. We recognized a $5,101 gain on extinguishment of debt by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through December 31, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

3.1	Certificate of Designation of Series AA Convertible Preferred Stock, filed May 1, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the United States Securities and Exchange Commission on May 15, 2018).

4.1	Form of Warrant issued in connection with the debt conversion (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on Form 8-K with the United States Securities and Exchange Commission on June 15, 2018).

4.2	Form of Warrant issued in connection with August 2015 Private Placement Offering (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report filed on Form 8-K with the United States Securities and Exchange Commission on July 28, 2015).

4.3	Form of Warrant issued in connection with the Line of Credit (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report filed on Form 8-K with the United States Securities and Exchange Commission on November 3, 2016).

10.1	Form of Letter Agreement to Convert May 2017 Promissory Note (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Form 8-K with the United States Securities and Exchange Commission on June 15, 2018).

10.2

Form of Letter Agreement to Convert Debentures (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on Form 8-K with the United States Securities and Exchange Commission on June 15, 2018).

10.3	Form of Letter Agreement to Convert Line of Credit (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on Form 8-K with the United States Securities and Exchange Commission on June 15, 2018).

31.1*	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2018	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Joseph L. Damasio, Jr.
Joseph L. Damasio, Jr.
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)

