Form 10-Q
period 2018-09-30
PRESSURE BIOSCIENCES INC
filed 2018-11-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2018.

Class	Number of Shares
Common Stock, par value $.01 per share	1,751,846

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,919	$81,033
Accounts receivable	374,329	206,848
Inventories, net of $139,700 reserve at September 30, 2018 and $179,600 at December 31, 2017	899,934	857,662
Prepaid expenses and other current assets	254,464	222,158
Total current assets	1,534,646	1,367,701
Intangible assets, net of amortization of $64,904 and $0, respectively	685,096	750,000
Investment in available-for-sale equity securities	16,643	19,825
Property and equipment, net	16,885	22,662
TOTAL ASSETS	$2,253,270	$2,160,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$605,653	$589,263
Accrued employee compensation	372,402	368,700
Accrued professional fees and other	942,077	800,620
Other current liabilities	1,041,193	1,536,507
Deferred revenue	161,301	263,106
Revolving note payable	-	3,500,000
Related party convertible debt, net of debt discount of $0 and $31,372, respectively	-	259,762
Convertible debt, net of unamortized debt discounts of $239,872 and $401,856, respectively	3,619,565	8,028,014
Other debt, net of unamortized discounts of $6,343 and $48,194, respectively	663,184	1,379,863
Related party other debt	22,500	-
Total current liabilities	7,427,875	16,725,835
LONG TERM LIABILITIES
Deferred revenue	44,356	57,149
TOTAL LIABILITIES	7,472,231	16,782,984
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 5,655 and 0 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	57	-
Common stock, $.01 par value; 100,000,000 shares authorized; 1,657,136 and 1,342,858 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	16,571	13,429
Warrants to acquire common stock	18,290,689	9,878,513
Additional paid-in capital	38,516,869	30,833,549
Accumulated deficit	(62,044,159)	(55,349,299)
Total stockholders’ deficit	(5,218,961)	(14,622,796)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,253,270	$2,160,188

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Products, services, other	$461,017	$603,726	$1,664,679	$1,610,124
Grant revenue	60,749	42,335	106,634	127,666
Total revenue	521,766	646,061	1,771,313	1,737,790

Costs and expenses:
Cost of products and services	234,320	328,743	829,155	852,039
Research and development	262,054	239,326	910,862	744,565
Selling and marketing	223,286	301,676	722,696	814,796
General and administrative	735,505	901,588	2,270,953	2,655,054
Total operating costs and expenses	1,455,165	1,771,333	4,733,666	5,066,454

Operating loss	(933,399)	(1,125,272)	(2,962,353)	(3,328,664)

Other expense:
Interest expense	(733,209)	(1,554,379)	(3,015,596)	(4,431,950)
Other expense	(1,283)	-	(15,595)	(7,108)
(Loss) gain on extinguishment of debt	(140,765)	90,862	335,132	90,862
Incentive shares/warrants	-	-	(663,130)	(186,802)
Change in fair value of derivative liabilities	-	245,213	-	(26,014)
Total other (expense) income	(875,257)	(1,218,304)	(3,359,189)	(4,561,012)

Net loss	(1,808,656)	(2,343,576)	(6,321,542)	(7,889,676)
Deemed dividend on down round feature	-	-	(213,012)	-
Deemed dividend on beneficial conversion feature	(1,146,280)	-	(11,678,571)	-
Preferred stock dividends	(277,439)	-	(373,318)	-
Net loss attributable to common stockholders	$(3,232,375)	$(2,343,576)	$(18,586,443)	$(7,889,676)
Basic and diluted net loss per share attributable to common stockholders	$(2.01)	$(2.07)	$(12.67)	$(7.28)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,606,575	1,133,791	1,466,424	1,084,370

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Comprehensive Loss

Net loss	$(1,808,656)	$(2,343,576)	$(6,321,542)	$(7,889,676)

Other comprehensive loss
Unrealized income on marketable securities	-	-	-	6,190

Comprehensive loss	$(1,808,656)	$(2,343,576)	$(6,321,542)	$(7,883,486)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,321,542)	$(7,889,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for debt extension	33,218	10,000
Depreciation and amortization	70,681	7,027
Accretion of interest and amortization of debt discount	1,405,490	3,548,244
Issuance of incentive shares and common stock warrants	663,130	186,802
Inventory reserve recovery	(39,900)	-
Gain on extinguishment of debt	(335,132)	(90,862)
Stock-based compensation expense	299,584	318,910
Amortization of third party fees paid in common stock and warrants	-	46,558
Shares issued with debt	7,800	-
Change in fair value of derivative liabilities	-	26,014
Impairment loss on investment	3,182	6,069
Changes in operating assets and liabilities:
Accounts receivable	(167,481)	(266,996)
Inventories	(2,372)	(217,498)
Prepaid expenses and other assets	141,214	111,748
Accounts payable	16,390	445,924
Accrued employee compensation	3,702	49,079
Deferred revenue and other accrued expenses	606,454	618,890
Net cash used in operating activities	(3,615,582)	(3,089,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(16,617)
Net cash used in investing activities	-	(16,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving note payable	460,000	2,070,000
Net proceeds from warrant exercises	-	140,215
Net proceeds from Series AA convertible preferred stock	1,255,463	-
Net proceeds from convertible debt	3,848,484	-
Net proceeds from non-convertible debt – third party	1,595,901	2,400,752
Net proceeds from non-convertible debt – related party	116,100	-
Payments on convertible debt	(2,097,750)	(840,541)
Payments on non-convertible debt	(1,579,130)	(783,682)
Payments on non-convertible debt – related party	(58,600)	-
Net cash provided by financing activities	3,540,468	2,986,744

NET INCREASE (DECREASE) IN CASH	(75,114)	(119,640)
CASH AT BEGINNING OF YEAR	81,033	138,363
CASH AT END OF PERIOD	$5,919	$18,723

SUPPLEMENTAL INFORMATION
Interest paid in cash	$856,562	$282,906
Income taxes paid	-	-
NON CASH TRANSACTIONS:
Common stock issued in lieu of cash for interest	201,432	185,603
Common stock issued for services to be rendered	173,520	-
Common stock issued with debt	222,272	321,127
Discount from warrants issued with convertible debt	162,023	668,544
Discount from one-time interest	169,500	225,000
Unrealized gain from available-for-sale equity securities	-	6,190
Preferred stock dividends	373,318	-
Conversion of debt into preferred stock	12,688,634	-
Conversion of preferred stock into common stock	-	55,200
Contingent beneficial conversion feature on convertible note	253,000	-
Deemed dividend-triggered down round feature	213,012	-
Deemed dividend-beneficial conversion feature	11,678,571	-
Derivative liability released upon warrant exercise	-	49,327
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	-	1,689,386

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the nine months ended September 30, 2018 or in fiscal year 2017.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2018, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 6 and 7. In addition we raised cash through equity and debt financing after September 30, 2018 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

The accompanying unaudited consolidated balance sheet as of December 31, 2017, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018.

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

Recent Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. We will adopt ASC 842 effective January 1, 2019. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that an entity should account for the effects of a modification unless the fair value, vesting terms and classification as liability or equity of the modified and original awards do not change on the modification date. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU effective on January 1, 2018, on a prospective basis which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in Net income. The amendment also updates certain presentation and disclosure requirements. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements. The adoption of ASU 2016-01 will result in increased volatility in net income as changes in the fair value of available-for-sale equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

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

In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards, in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete. Also, the awards would be measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. In addition, entities may use the expected term to measure nonemployee awards or elect to use the contractual term as the expected term, on an award-by-award basis. The new guidance is effective for the Company in annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. Based on the new guidance, the Company will measure its nonemployee stock awards at grant date not when the stock awards are vested. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2018	2017	2018	2017
North America	408	401	1,123	1,124
Europe	59	3	278	161
Asia	55	242	370	453
	522	646	1,771	1,738

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2018	2017	2018	2017
Hardware	278	411	1,094	1,154
Grants	61	42	106	127
Consumables	43	85	182	200
Contract research services	80	-	147	-
Sample preparation accessories	22	47	118	121
Technical support/extended service contracts	20	35	70	78
Shipping and handling	10	17	38	38
Other	8	9	16	20
	522	646	1,771	1,738

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2018	2017	2018	2017
Products transferred at a point in time	362	560	1,546	1,546
Products and services transferred over time	160	86	225	192
	522	646	1,771	1,738

Contract balances

In thousands of US dollars ($)	September 30, 2018	December 31, 2017
Receivables, which are included in ‘Accounts Receivable’	374	207
Contract liabilities (deferred revenue)	206	320

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2018	2019	2020	Total
Extended warranty service	7	199	-	206

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended
	September 30,
	2018	2017
Top Five Customers	59%	73%
Federal Agencies	12%	30%

	For the Nine Months Ended
	September 30,
	2018	2017
Top Five Customers	36%	38%
Federal Agencies	10%	19%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2018 and December 31, 2017. The Top Five Customers category may include federal agency receivable balances if applicable.

	September 30, 2018	December, 31, 2017
Top Five Customers	76%	85%
Federal Agencies	1%	1%

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

Investment in Available-For-Sale Equity Securities

As of September 30, 2018, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities” as securities available for sale. On September 30, 2018, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $17,000, based on the closing price of Everest shares of $0.17 USD per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date.

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,808,656)	$(2,343,576)	$(6,321,542)	$(7,889,676)
Deemed dividend on down round feature	-	-	(213,012)	-
Deemed dividend on beneficial conversion feature	(1,146,280)	-	(11,678,571)	-
Preferred stock dividends	(277,439)	-	(373,318)	-
Net loss applicable to common shareholders	$(3,232,375)	$(2,343,576)	$(18,586,443)	$(7,889,676)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	1,606,575	1,133,791	1,466,424	1,084,370

Loss per common share – basic and diluted	$(2.01)	$(2.07)	$(12.67)	$(7.28)

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

	As of September 30,
	2018	2017
Stock options	341,790	249,636
Convertible debt	361,391	828,870
Common stock warrants	6,769,607	902,033
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	227,200
Series AA Convertible Preferred Stock	5,655,454	-
	13,628,034	2,478,197

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

The Company recognized stock-based compensation expense of $151,314 and $139,399 for the three months ended September 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $299,584 and $318,910 for the nine months ended September 30, 2018 and 2017, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of products and services	$4,698	$-	$4,698	$-
Research and development	28,444	37,345	59,592	76,263
Selling and marketing	11,822	21,778	26,298	46,112
General and administrative	106,350	80,276	208,996	196,535
Total stock-based compensation expense	$151,314	$139,399	$299,584	$318,910

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018:

		Fair value measurements at September 30, 2018 using:
	September 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-For-Sale Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

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

Rental costs are expensed as incurred. During the nine months ended September 30, 2018 and 2017 we incurred $137,074 and $112,438 in rent expense, respectively for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2018:

2018	$41,588
2019	82,953
2020	82,953
2021	-
Thereafter	-
$207,494

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

In connection with the above Debenture conversions and cancellation of the debt term, the Company recorded the full amount of the remaining unamortized Debenture discounts of $157,908 as interest expense by June 11, 2018. The Company recorded $287,676 of the Debenture discounts during 2018 through the cancellation date of June 11, 2018.

On various dates for the nine months ended September 30, 2018, the Company issued 56,007 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through June 11, 2018 for an aggregate amount of $211,047. We recognized a $9,615 gain on extinguishment of debt for the nine months ended September 30, 2018 by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through June 11, 2018.

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

On various dates during the nine months ended September 30, 2018, the Company issued convertible notes for net proceeds of $3,848,484 which contained varied terms and conditions as follows: a) maturity dates ranging from 3 to 12 months; b) interest rates that accrue per annum ranging from 4% to 15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of $384,295 of the shares of common stock or warrants to purchase common stock issued with the notes was recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of September 30, 2018.

The specific terms of the convertible notes and outstanding balances as of September 30, 2018 are listed in the tables below.

Convertible Notes

Inception Date	Term		Loan Amount	Outstanding Balance with OID		Original Issue Discount		Interest Rate	Conversion Price (Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
July 22, 2015	30 months	[1]	$2,398,000	$-	[4]	$218,000	[2]	10%[3]	$8.40	$388,532	$2,163,074
September 25, 2015	30 months	[1]	1,210,000	-	[4]	110,000	[2]	10%[3]	$8.40	185,956	1,022,052
October 2, 2015	30 months	[1]	165,000	-	[4]	15,000	[2]	10%[3]	$8.40	26,345	140,832
October 6, 2015	30 months	[1]	33,000	-	[4]	3,000	[2]	10%[3]	$8.40	5,168	26,721
October 14, 2015	30 months	[1]	55,000	-	[4]	5,000	[2]	10%[3]	$8.40	8,954	49,377
November 2, 2015	30 months	[1]	275,000	-	[4]	25,000	[2]	10%[3]	$8.40	43,079	222,723
November 10, 2015	30 months	[1]	55,000	-	[4]	5,000	[2]	10%[3]	$8.40	8,790	46,984
November 12, 2015	30 months	[1]	236,500	-	[4]	21,500	[2]	10%[3]	$8.40	38,518	212,399
November 20, 2015	30 months	[1]	220,000	-	[4]	20,000	[2]	10%[3]	$8.40	37,185	200,000
December 4, 2015	30 months	[1]	187,000	-	[4]	17,000	[2]	10%[3]	$8.40	37,352	170,000
December 11, 2015	30 months	[1]	396,000	-	[4]	36,000	[2]	10%[3]	$8.40	75,449	360,000
December 18, 2015	30 months	[1]	60,500	-	[4]	5,500	[2]	10%[3]	$8.40	11,714	55,000
December 31, 2015	30 months	[1]	110,000	-	[4]	10,000	[2]	10%[3]	$8.40	20,634	100,000
January 11, 2016	30 months	[1]	110,000	-	[4]	10,000	[2]	10%[3]	$8.40	24,966	80,034
January 20, 2016	30 months	[1]	55,000	-	[4]	5,000	[2]	10%[3]	$8.40	9,812	40,188
January 29, 2016	30 months	[1]	330,000	-	[4]	30,000	[2]	10%[3]	$8.40	60,887	239,113
February 26, 2016	30 months	[1]	220,000	-	[4]	20,000	[2]	10%[3]	$8.40	43,952	156,048
March 10, 2016	30 months	[1]	137,500	-	[4]	12,500	[2]	10%[3]	$8.40	18,260	106,740
March 18, 2016	30 months	[1]	396,000	-	[4]	36,000	[2]	10%[3]	$8.40	94,992	265,008
March 24, 2016	30 months	[1]	117,334	-	[4]	10,667	[2]	10%[3]	$8.40	15,427	91,240
March 31, 2016	30 months	[1]	195,670	-	[4]	17,788	[2]	10%[3]	$8.40	2,436	175,446
October 20, 2017	12 months		150,000	-		-		5%	$7.50	7,500	-
October 25, 2017	6 months		103,000	-		-		12%	-	3,000	-
October 27, 2017	12 months		170,000	-		-		5%	-	4,250	10,000
November 13, 2017	9 months		380,000	-		15,200		8%	$7.50	15,200	46,274
November 22, 2017	12 months		100,000	-		10,000		5%	-	2,000	-
November 28, 2017	10 months		103,000	-		3,000		12%	-	-	-
November 29, 2017	6 months		150,000	-		-		15%	$7.50	-	15,200
November 30, 2017	3 months		50,000	-		-		8%	$7.50	-	-
December 5, 2017	3 months		52,500	-		-		10%	$7.50	2,500	-
December 6, 2017	4 months		100,000	-		-		10%	$7.50	-	-
December 11, 2017	6 months		130,000	-		1,500		5%	-	6,500	6,460
December 19, 2017	6 months		110,000	-		1,500		5%	-	5,500	5,775
December 28, 2017	6 months		55,000	-		-		15%	$7.50	5,000	-
December 29, 2017	12 months		105,000	-		-		5%	-	5,000	-
January 3, 2018	12 months		95,000	-		4,750		5%	-	2,000	-
January 16, 2018	12 months		131,250	-		-			-	6,250	-
January 19, 2018	6 months		150,000	-		-		10%	$7.50	6,000	12,267
February 9, 2018	6 months		100,000	-		-		15%	$7.50	23,500	-
February 15, 2018	6 months		100,000	-		-		15%	$7.50	9,000	10,474
March 12, 2018	6 months		85,000	-		1,150		5%	-	4,250	5,183
March 12, 2018	6 months		253,000	-		53,000		0%	-		28,722
April 11, 2018	6 months		100,000	100,000		4,000		15%	$7.50	20,000	7,218
April 23, 2018	6 months		103,000	103,000		-		12%	-	3,000	-
April 24, 2018	9 months		77,000	77,000		-		12%	$7.50	2,000	-
April 25, 2018	12 months		105,000	105,000		-		4%	$7.50	5,000	4,590
April 25, 2018	12 months		105,000	105,000		-		4%	$7.50	5,000	4,590
April 25, 2018	12 months		130,000	130,000		-		6%	$7.50	6,500	-
April 26, 2018	12 months		65,000	65,000		6,500		5%	-	2,000	-
May 9, 2018	12 months		250,000	250,000		-		10%	$7.50	12,500	26,466
May 11, 2018	6 months		161,250	161,250		11,250		15%	$7.50	10,000	-
May 14, 2018	9 months		50,000	50,000		2,500		15%	$7.50	2,500	3,704
May 17, 2018	12 months		380,000	380,000		15,200		8%	$7.50	15,200	43,607
May 23, 2018	9 months		103,000	103,000		-		12%	-	3,000	-
May 24, 2018	9 months		52,500	52,500		2,500		4%	-	-	2,075
May 25, 2018	12 months		78,750	78,750		-		4%	$7.50	3,750	3,112
May 30, 2018	2 months		150,000	-		-		8%	$7.50	-	6,870
June 4, 2018	12 months		75,000	75,000		7,500		5%	-	2,000	3,869
June 8, 2018	6 months		50,000	50,000		2,500		15%	$7.50	2,500	3,271
June 12, 2018	6 months		100,000	-		-		5%	$7.50	5,000	-
June 14, 2018	9 months		280,000	280,000		25,000		10%	-	5,000	17,573
June 16, 2018	9 months		130,000	130,000		-		5%	-	-	-
June 16, 2018	6 months		110,000	110,000		-		5%	-	-	-
June 26, 2018	3 months		150,000	150,000		-		15%	$7.50	-	20,242
June 28, 2018	6 months		50,000	50,000		-		15%	$7.50	-	10,518
July 2, 2018	12 months		125,000	125,000		-		4%	-	6,250	5,588
July 10, 2018	12 months		95,000	95,000		6,750		5%	-	-	-
July 13, 2018	9 months		103,000	103,000		-		12%	-	3,000	-
July 17, 2018	3 months		100,000	100,000		15,000		15%	$7.50	-	16,944
July 19, 2018	12 months		184,685	184,685		34,685		10%	$7.50	-	-
July 30, 2018	12 months		80,000	80,000		-		6%	$7.50	4,000	-
July 31, 2018	3 months		150,000	150,000		-		12%	$7.50	-	6,578
August 8, 2018	6 months		100,000	100,000		-		15%	$7.50	-	-
August 15, 2018	4 months		100,000	100,000		-		15%	$7.50	-	-
August 28, 2018	12 months		131,250	131,250		-		4%	-	6,250	4,443
September 7, 2018	6 months		85,000	85,000		-		5%	-	-	4,364
			$13,744,689	$3,859,435		$856,440				$1,390,308	$6,258,956

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

4. The Debentures were converted into Series AA Convertible Preferred Stock.

For the nine months ended September 30, 2018, the Company recognized amortization expense related to the convertible debt discounts indicated above of $1,327,983. The unamortized debt discounts as of September 30, 2018 related to the convertible debentures and other convertible notes amounted to $239,872.

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

On May 19, 2017, we received a 45-day non-convertible loan of $630,000 from the Investor. The loan provided guaranteed interest of $63,000 and had an origination fee of $32,000. We paid a broker $31,500 in connection with this loan. The unamortized debt discount as of September 30, 2018 was zero.

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

The Company also issued a new warrant to the Investor with an exercise price of $3.50 per share to purchase 2,200,000 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the conversion of a total of $5,500,000). In connection with the Letter Agreement, the Investor also waived $520,680 of interest and fees owed as of September 30, 2018. We recognized $520,680 as a gain on extinguishment of debt.

Convertible Loan modifications and extinguishments

We refinanced certain convertible loans during the three months ended September 30, 2018 at substantially the same terms for extensions of six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on five loans. We recorded losses on debt extinguishment of $124,879 on these five loans by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The loss was primarily from the fair value of common stock issued in connection with these refinancings. The fees paid to the lenders which formed part of the $124,879 loss on debt extinguishment included the aggregate fair value of $68,334 for the shares issued with the new debt, the writedown of $5,883 for unamortized discounts remaining on the original debt and cash fees of $50,662.

Origination Date	Amended Start Date	New Maturity Date		Loan Amount	New Loan Amount	Total Unamortized Discount as of June 30, 2018	Amortization from July 1, 2018 to Modification Date	Unamortized discount
12/11/2017	6/15/2018	12/11/2018	*	$130,000	$130,000	$-	$-	$-
12/19/2017	6/15/2018	12/19/2018	*	110,000	110,000	-	-	-
1/3/2018	7/11/2018	7/10/2019		95,000	95,000	3,458	(69)	3,389
1/17/2018	8/29/2018	8/27/2019		131,250	131,250	3,442	(352)	3,090
1/19/2018	7/19/2018	8/22/2019	*	150,000	184,685	1,288	(42)	1,246
2/9/2018	8/8/2018	2/8/2019	*	100,000	100,000	5,193	(556)	4,637
2/15/2018	8/15/2018	12/15/2018	*	100,000	100,000	2,662	(2,662)	-
3/12/2018	9/7/2018	3/12/2019		85,000	85,000	2,172	(411)	1,761
5/30/2018	7/31/2018	10/31/2018		150,000	150,000	9,280	(1,868)	7,412
3/30/2018	4/30/2018	9/30/2018		170,000	170,000	-	-	-
				$1,221,250	$1,255,935	$27,495	$(5,960)	$21,535

* The original loans were recorded as extinguished, the unamortized debt discounts on the old debt were written off on extinguishment date, and a loss was recorded for each extinguishment. The July 19, 2018 Note includes an original issue discount of $34,685 added to the new loan.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2018:

2018
Balance at January 1,	$11,787,776
Issuance of convertible debt, face value	4,664,000
Deferred financing cost	(315,516)
Debt discount related to one-time interest charge	(147,000)
Contingent beneficial conversion feature on convertible note	(253,000)
Debt discount from warrants issued with debt	(162,023)
Debt discount from shares issued with the notes	(222,272)
Conversion of debt into equity	(10,962,634)
Payments	(2,097,750)
Accretion of interest and amortization of debt discount to interest expense through September 30,	1,327,984
Balance at September 30,	3,619,565
Less: current portion	3,619,565
Convertible debt, long-term portion	$-

Other Notes

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 5,667 shares of restricted common stock. We recorded the fair value of the shares amounting to $35,079 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of September 30, 2018 with a balance of $170,000. The lender extended the term to December 31, 2017 and further to March 31, 2018 in exchange for a total of 9,500 shares of common stock with a fair value of $28,490 recorded as interest expense. The lender further extended the term to April 30, 2018 then to September 30, 2018 in exchange for an aggregate of 7,200 shares of company stock. We fully amortized $52,079 of the original debt discount in the year ended December 31, 2017. We recorded a loss of $20,400 relating to the fair value of common stock issued for the September 30 extension.

On August 1, 2017, we signed a non-convertible installment loan with a lender. Under the agreement we received a loan of $75,000 with a weekly repayment of $3,500 until payment in full. The loan includes $18,750 representing an original issue discount, interest and fees resulting in a total payable of $93,750. The loan was paid off entirely as of September 30, 2018.

On September 12, 2017, we received a 9-month non-convertible loan of $225,000 from a privately-held investment firm. The loan earns an annual interest rate of 10%. The Company paid total fees of $25,000 including original issue discount and other costs related to this loan. We agreed to issue 3,333 shares at closing. We recorded the fair value of the shares as a debt discount that will be amortized to interest expense during the term of the loan. We amortized the entire debt discount of $38,000 as of September 30, 2018. In the event of default and at the option of the holder, the loan is convertible into common stock at a 35% discount to the average of the two lowest daily volume weighted average closing stock price for the 20 trading days prior to conversion. The loan was paid off entirely as of September 30, 2018.

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

On July 16, 2018 we signed a Merchant Agreement with a lender. Under the agreement we received $180,000, of which $103,450 was used to pay off the outstanding balance on a previous loan dated April 11, 2018 from this lender, in exchange for rights to all customer receipts until the lender is paid $246,600, which is collected at the rate of $1,790.00 per business day. The $66,600 imputed interest will be recorded as interest expense when paid each day. Fees of $3,600 were deducted from the initial advance. The payments were secured by second position rights to all customer receipts until the loan has been paid in full. We accounted for the Merchant Agreement as a secured loan under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts.

On August 8, 2018, we received a non-convertible loan of $50,000 from a private investor. The loan does not charge interest and was repaid entirely on October 3, 2018.

In September 2018, we received a non-convertible loan of $67,000 from a private investor. The loan does not charge interest and was repaid entirely in October 2018.

On September 14, 2018, we received a short-term non-convertible loan of $350,000 from an accredited investor. The loan was repaid entirely on September 18, 2018. We paid $20,000 in interest on this loan which includes a $15,000 original issue discount.

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

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The following table shows our Merchant Agreements as of September 30, 2018.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Interest Rate	Deferred Finance Fees
September 29, 2017	75,000	102,000	$-	1,200.00	15%	1,500
October 25, 2017	110,000	153,890	-	1,539.00	15%	8,800
December 7, 2017	160,000	212,800	-	1,251.76	25%	5,799
December 12, 2017	160,000	212,800	-	1,251.76	15%	5,258
February 27, 2018	110,000	147,400	-	921.25	25%	1,650
April 11, 2018	140,000	187,600	-	1,275.00	13%	2,800
May 11, 2018	180,000	243,000	82,468	1,518.75	25%	2,599
May 15, 2018	180,000	244,800	86,858	1,530.00	15%	3,600
June 29, 2018	140,000	190,400	88,657	1,269.33	25%	2,100
July 16, 2018	180,000	246,600	124,544	1,790.00	13%	3,600
	$1,435,000	$1,941,290	$382,527			$37,706

We amortized $94,050 and $225,508 of debt discounts during the nine months ended September 30, 2018 and 2017, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of September 30, 2018 was $6,343.

Related Party Notes

On March 14, 2018, we received a one-year, non-convertible loan of $50,000 from a related party (a member of the Company’s Board of Directors). This loan is included in net proceeds from non-convertible debt in the Statement of Cash Flows. The amount of $50,000 was converted on June 11, 2018 into 20 shares of Series AA Convertible Preferred Stock and 20,000 warrants to purchase common stock. The $7,500 guaranteed interest on the loan was recorded as a debt discount and amortized over the term of the debt. The interest is outstanding as of September 30, 2018.

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

On August 6, 2018 and on September 28, 2018, we received two short-term loans of $6,500 and $7,500 from an employee and an officer of the Company, respectively. We repaid both loans in full in August and October 2018, respectively. There was no interest charged on these loans.

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

As of September 30, 2018, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2017 for the pertinent disclosures of preferred stock.

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

During the quarter ended September 30, 2018, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 460 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $1,150,000. We issued to the investors warrants to purchase an aggregate 460,000 shares of common stock with an exercise price of $3.50 per share.

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

We analyzed these warrants and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $7,877,396 into equity relating to the 5,655,454 warrants and 57,000 broker warrants issued.

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $11,678,571 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. The Plan has expired and on July 18, 2018, the outstanding options to acquire 32,605 shares were transferred as discussed below to one of the other plans.

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2018, options to acquire 138,056 shares were outstanding under the Plan with 2,861,944 shares available for future grant under the 2013 Plan.

On November 29, 2015 the Company’s Board of Directors adopted the 2015 Nonqualified Stock Option Plan (the “2015 Plan”) pursuant to which 5,000,000 shares of our common stock were reserved for issuance upon exercise of non-qualified stock options. Under the 2015 Plan, we may award non-qualified stock options in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2018, non-qualified options to acquire 203,734 shares were outstanding under the Plan.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

On July 18, 2018, the Board of Directors approved the immediate termination of 244,467 outstanding stock options held by current officers, employees and board members (32,605 stock options under the Plan, 81,925 stock options under the 2013 Plan, and 129,937 stock options under the 2015 Plan) and the issuance of new stock options to the same holders with an exercise price of $3.40 per share equal to the closing market price on July 18, 2018 and an expiration date of July 18, 2028. The new stock options for board members will vest 1/12th per month for 12 months. The new stock options for officers and employees will vest 1/36th per month for 36 months. The Plan expired in 2015 so of the 32,605 terminated stock options, 16,641 stock options under the 2013 Plan and 15,964 stock options under the 2015 Plan were issued (in addition to the reissuance of 81,925 stock options under the 2013 Plan, and 129,937 stock options under the 2015 Plan). The Board of Directors also awarded 101,267 stock options to officers, employees and board members separately based on the annual compensation committee recommendation. Of the 101,267 stock options issued, 51,934 stock options were issued under the 2013 Plan and 49,333 stock options were issued under the 2015 Plan.

We evaluated this exchange and concluded that it was a modification under ASU 2017-09. Under ASU 2017-09, a cancelled equity award accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a modification of the terms of the cancelled award. Therefore, incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date in accordance with paragraph ASC 718-20-35-3. The total compensation cost measured at the date of a cancellation and replacement shall be the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement. The compensation value created by the termination and issuance of new stock options, as determined under the Black Scholes method, was approximately $267,000 and under ASU 2017-09 results in a non-cash expense in current and future periods not to exceed the vesting periods of the stock options. The Board of Directors also awarded 101,267 to officers, employees and board members separately based on the annual compensation committee recommendation.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 12/31/17	247,692	$10.95	899,542	$12.03	1,147,234	1,073,850
Granted	345,734	3.40	5,882,734	3.50	6,228,468
Exercised	-	-	-	-	-
Expired	(334)	30.00	(12,669)	12.00	(13,003)
Forfeited	(251,302)	10.80	-	-	(251,302)
Balance outstanding, 9/30/2018	341,790	$3.40	6,769,607	$3.57	7,111,397	6,797,356

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$3.40	341,790	9.8	$3.40	27,749	9.8	$3.40

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $937,216, which is expected to be recognized over weighted average period of 1.85 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of September 30, 2018 was $8,325. The aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2018 was approximately $1.3 million.

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

Common Stock Issuances

During the nine months ended September 30, 2018, we issued to Debenture holders 56,007 shares of common stock for quarterly interest of $211,047 issued in stock in lieu of cash. Of the 56,007 shares issued, 4,681 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

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

On February 12, 2018, we issued 3,500 shares of restricted common stock to an accredited investor to extend the maturity date of our eight-month, non-convertible loan of $170,000 originated on March 21, 2017 to February 15, 2018. The accredited investor agreed to a further extension to March 31, 2018 in exchange for 3,500 shares of restricted common stock issued on March 27, 2018. The lender further extended the term to April 30, 2018 then to September 30, 2018 in exchange for an aggregate of 7,200 shares of company stock. We fully amortized $52,079 of the original debt discount in the year ended December 31, 2017. We recorded a loss of $20,400 relating to the fair value of common stock issued for the September 30 extension.

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

On June 16, 2018, we refinanced the December 12, 2017 and December 17, 2017 5% one-year, convertible loans for a total of $240,000 with an accredited investor. The refinanced loans will now be due on December 17, 2018. We issued the investor 3,700 shares of restricted common stock with a fair value of $13,611 for both new loans. We recorded a loss of $50,662 for the interest and fees paid on the refinancing.

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

On July 1, 2018, we signed a six-month agreement with a firm to provide consulting services. We issued 24,000 shares of restricted common stock at inception of contract. The stock’s fair value of $93,600 based on the trading stock price on contract date is amortized to expense over the service period of 6 months.

On July 2, 2018, we received a 4% one-year, convertible loan of $125,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15-trading day period prior to conversion. The loan includes $6,250 in fees. We issued the investor 1,500 shares of restricted common stock with a fair value of $5,588 recorded as a debt discount to be amortized over the one-year term.

On July 5, 2018, we signed a six-month agreement with a firm to provide consulting services. We issued 24,000 shares of restricted common stock at inception of contract. The stock’s fair value of $79,920 based on the trading stock price on contract date is amortized to expense over the service period of 6 months.

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

On July 18, 2018, our lender extended the term of our March 21, 2017 non-convertible loan of $170,000 to September 30, 2018 in exchange for 6,000 shares of company stock. The loan continues to earn an annual interest rate of 10%. We recorded a loss of $20,400 relating to the fair value of common stock issued for the September 30 extension.

On July 19, 2018, we refinanced the January 19, 2018 10% one-year, convertible loan of $150,000 with an accredited investor. The refinanced loan will now be due on January 19, 2019. We paid $36,000 in interest and fees on the January 19, 2018 loan in connection with the refinancing. We agreed to issue the investor 4,500 shares of restricted common stock. We recorded a loss of $18,346 relating to this refinancing. The loss was from the fair value of common stock of $17,100 issued and the write-down of $1,246 for the unamortized discount remaining on the original debt.

On July 31, 2018, we refinanced the May 30, 2018 8% two-month, convertible loan of $150,000 from an accredited investor. The loan will now be due on October 31, 2018 and includes guaranteed interest of $18,000. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares of restricted common stock with a relative fair value of $6,578 recorded as a debt discount to be amortized over the three-month term. We expect to refinance the July 31, 2018 loan.

On August 8, 2018, we refinanced the February 9, 2018 six-month, convertible loan of $100,000 with an accredited investor. The refinanced loan will now be due on February 8, 2019 and earns 5% monthly. We agreed to issue the investor 7,800 shares of restricted common stock. We recorded a loss of $32,171 relating to this refinancing. The loss was from the fair value of common stock of $27,534 issued and the write-down of $4,637 for the unamortized discount remaining on the original debt.

On August 15, 2018, we received a four-month, convertible loan for $100,000 from an accredited investor. The loan accrues interest at 5% monthly and can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 1,500 shares monthly over four months for a total of 6,000 shares of restricted common stock. We recorded a loss of $23,700 relating to this refinancing for the fair value of common stock issued.

On August 27, 2018, we received a 4% one-year, convertible loan of $125,000 from an accredited investor. The loan includes legal fees of $6,250. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We issued the investor 1,428 shares of restricted common stock with a fair value of $4,443 recorded as a debt discount to be amortized over the one-year term.

On September 7, 2018, we refinanced the March 12, 2018 5% one-year, convertible loan of $85,000 with an accredited investor. The refinanced loan will now be due on March 12, 2019. We paid $17,361 in interest and fees on the March 12, 2018 loan in connection with the refinancing. We agreed to issue the investor 1,150 shares of restricted common stock with a fair value of $4,364 recorded as a debt discount to be amortized over the one-year term.

8)	Subsequent Events

On October 1, 2018, we received a 4% one-year, convertible loan of $118,800 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes an original issue discount of $8,800 and $3,000 in fees.

On October 3, 2018, we paid $75,000 towards principal with $22,500 interest on our June 26, 2018 5% three-month, convertible loan of $150,000. Our lender agreed to extend the maturity date for the outstanding loan of $75,000 to December 26, 2018. In connection with the extension, we agreed to issue 1,000 shares monthly for a total fair value of $10,800 while the note is outstanding and will continue to pay 5% monthly. All other terms remain the same.

On October 12, 2018, we paid $24,000 in interest and fees on our April 11, 2018 15% six-month, convertible loan of $100,000. Our lender agreed to extend the maturity date for the outstanding loan of $100,000 to April 11, 2019. In connection with the extension, we agreed to issue 1,500 shares monthly for a total fair value of $29,250 while the note is outstanding and will continue to pay 4% monthly. All other terms remain the same.

On October 17, 2018, we paid $15,000 interest on our July 17, 2018 5% three-month, convertible loan of $100,000. We extended the maturity date for the outstanding loan of $100,000 to April 17, 2019. In connection with the extension, we agreed to issue 1,500 shares monthly for a total fair value of $28,800 while the note is outstanding and will continue to pay 5% monthly. All other terms remain the same.

On October 18, 2018, a shareholder converted 44 shares of Series AA Convertible Preferred Stock into 44,000 shares of common stock.

On October 18, 2018 we signed a Merchant Agreement with a lender. Under the agreement we received $550,000, of which approximately $175,000 was used to pay off the outstanding balances on previous loans dated May 10, 2018 and June 27, 2018 from this lender, in exchange for rights to all customer receipts until the lender is paid $726,000, which is collected at the rate of $3,630.00 per business day. The $176,000 imputed interest will be recorded as interest expense when paid each day. Fees of $5,500 were deducted from the initial advance. The payments were secured by first position rights to all customer receipts until the loan has been paid in full. We accounted for the Merchant Agreement as a secured loan under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts.

On October 19, 2018, we received a six-month, convertible loan of $100,000 with an accredited investor. The loan includes an interest rate of 5% per month earned on the first day of each month. The loan can be extended a month up to three times for a $5,000 fee for each one-month extension.

On October 22, 2018 we paid off the outstanding balances of approximately $195,000 on merchant loans dated May 15, 2018 and July 16, 2018.

On October 22, 2018, we paid off the April 23, 2018 12% one-year, convertible loan of $103,000 with an accredited investor. We paid $47,194 in interest and fees on the April 23, 2018 loan.

On October 23, 2018, we refinanced the April 23, 2018 12% one-year, convertible loan of $77,000 with an accredited investor. The refinanced loan will now be due on October 23, 2019. We paid $35,407 in interest and fees on the April 23, 2018 loan in connection with the refinancing.

On October 23, 2018, we received a 8% nine-month, convertible loan of $103,000 from an accredited investor. The loan can be converted into common stock after 180 calendar days at a discount of 42% of the average of the lowest two trading prices for the common stock during the 15-trading day period prior to conversion. The loan includes $3,000 in fees.

On October 23, 2018, we received a 4% one-year, convertible loan of $105,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We issued the investor 1,150 shares of restricted common stock with a relative fair value of $3,930 recorded as a debt discount to be amortized over the one-year term.

On October 25, 2018, we paid off the April 25, 2018 4% one-year, convertible loan of $105,000 with an accredited investor. We paid $38,856 in interest and fees on the April 25, 2018 loan.

On October 25, 2018, we paid off the April 25, 2018 6% one-year, convertible loan of $130,000 with an accredited investor. We paid $49,411 in interest and fees on the April 25, 2018 loan.

On October 26, 2018, we paid $45,859 which includes a $7,000 extension fee to extend the conversion period at a conversion price of $7.50 on the April 25, 2018 convertible loan of $105,000 to November 21, 2018. The loan will become convertible on November 22, 2018 at a conversion price of 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion.

On October 26, 2018, we paid off the April 23, 2018 5% one-year, convertible loan of $65,000 with an accredited investor. We paid $21,129 in interest and fees on the April 23, 2018 loan.

On October 29, 2018, we received a 6% one-year, convertible loan of $77,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 calendar days at a discount of 40% of the average of the lowest two trading prices for the common stock during the 10-trading day period prior to conversion. The loan includes $2,000 in fees.

On October 29, 2018, we signed a six-month agreement with a firm to provide consulting services. We issued 20,000 shares of restricted common stock at inception of contract. The stock’s fair value of $64,600 based on the trading stock price on contract date will be amortized to expense over 6 months.

In October 2018, the Company entered into a Securities Purchase Agreement to which the Company sold an aggregate of 220 shares of Series AA Convertible Preferred Stock for an aggregate Purchase Price of $550,000. We issued to the shareholder a new warrant to purchase 220,000 shares of common stock with an exercise price of $3.50 per share. We analyzed these warrants and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $385,128 into equity relating to the 220,000 warrants and 22,000 broker warrants issued. The adjusted BCF value of $546,059 was accounted for as a deemed dividend within equity.

On November 1, 2018, the Company entered into a Securities Purchase Agreement to which the Company sold an aggregate of 75.2 shares of Series AA Convertible Preferred Stock for an aggregate Purchase Price of $188,000. We issued to the shareholder a new warrant to purchase 75,200 shares of common stock with an exercise price of $3.50 per share. We analyzed these warrants and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $130,051 into equity relating to the 75,200 warrants and 7,520 broker warrants issued. The adjusted BCF value of $181,035 was accounted for as a deemed dividend within equity.

On November 2, 2018, we paid $18,000 in interest on the July 31, 2018 loan.

On November 2, 2018, we received a 4% one-year, convertible loan of $105,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We issued the investor 1,200 shares of restricted common stock with a relative fair value of $3,872 recorded as a debt discount to be amortized over the one-year term.

On November 2, 2018, we received a 6% one-year, convertible loan of $130,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15-trading day period prior to conversion. The loan includes $6,500 in fees.

On November 5, 2018, we received a 4% one-year, convertible loan of $205,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $5,000 in fees. We issued the investor 6,000 shares of restricted common stock with a relative fair value of $17,906 recorded as a debt discount to be amortized over the one-year term.

On November 8, 2018, our lender agreed to extend the prepayment period of our May 9, 2018 5% nine-month, convertible loan of $161,250 to December 21, 2018. In connection with the extension, we agreed to pay $12,900 (8% of the outstanding balance) on November 13, 2018. All other terms remain the same.

On November 9, 2018, we paid off the May 9, 2018 six-month, convertible loan of $250,000 with an accredited investor. We paid $62,500 in interest and fees on the May 9, 2018 loan.

On November 9, 2018, we received a 5% one-year, convertible loan of $75,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. The loan includes $9,500 in fees which include a $7,500 original issue discount and $2,000 legal fees. We issued the investor 1,360 shares of restricted common stock with a relative fair value of $4,656 recorded as a debt discount to be amortized over the one-year term.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Although we need substantial additional capital to fund normal operations in future periods, based on our current projections, including equity financing subsequent to September 30, 2018 as described in Note 8 to our financial statements for the period ended September 30, 2018, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

If we are able to obtain additional capital or otherwise increase our revenues, we may increase spending in specific research and development applications and engineering projects and may hire additional sales personnel or invest in targeted marketing programs. In the event that we are unable to obtain financing on favorable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

We reported several accomplishments in the first nine months of 2018, including:

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

On August 30, 2018, we announced the award of a key new U.S. patent entitled “Flow-through High Hydrostatic Pressure Microfluidic Sample Preparation Device and Related Methods Therefor.” This new patent (US 9995661) brings the Company’s Intellectual Property (“IP”) estate up to a total of 21 issued patents.

On September 13, 2018, we announced the sale of the first two instruments from our newest line of high-pressure based instrument systems, the HUB880 Explorer.

On September 20, 2018, we announced that our ultra-high-pressure product line of instruments, methods, and technology platforms was prominently featured at the recent Institute of Food Technologists annual meeting in Chicago, IL. The Company’s Ultra Shear Technology platform, particularly its U.S. Department of Agriculture-funded collaborative program with The Ohio State University’s College of Food, Agricultural, and Environmental Sciences, was discussed during the four-day conference.

Results of Operations

Revenues

Product revenues for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product and other revenue	$461	$604	$(143)	(24)%	$1,665	$1,610	$55	3%
Grant revenue	61	42	19	45%	107	128	(21)	(16)%
Total revenues	$522	$646	$(124)	(19)%	$1,771	$1,738	$33	2%

Products and services revenues decreased 24% in the current three-month period while they increased 3% in the current nine-month period compared to the corresponding periods in the prior year. This decrease was primarily due to employee turnover in our sales team and lost opportunities in China because of new tariffs imposed by the US and China. Sales of consumables decreased to $43,401 for Q3 2018 compared to $84,594 during the same period in 2017, a decrease of 49%. Sales of consumables decreased to $182,197 for the current nine-month period compared to $200,223 during the same period in 2017, a decrease of 9%. Products, Services, and Other Revenue included $13,793 and $111,215 from non-cash instrument transactions in the current quarter and the nine-month period, respectively while the three-month and nine-month periods in the prior year included $60,000 and $77,088 of similar revenue, respectively. Revenue from non-cash instrument transactions was recognized on the fair value of the assets involved per ASC 845.

Costs and operating expenses

Total costs and operating expenses for the three- and nine-month periods ended September 30, 2018 and 2017 were comprised of the following:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of product revenue	$234	$329	$(95)	(29)%	$829	$852	$(23)	(3)%
Research and development	262	239	23	10%	911	745	166	22%
Selling and marketing	223	302	(79)	(26)%	723	815	(92)	(11)%
General and administrative	736	902	(166)	(18)%	2,271	2,655	(384)	(14)%
Total costs and operating expenses	$1,455	$1,772	$(317)	(18)%	$4,734	$5,067	$(333)	(7)%

Gross profit margin on products and services increased to 55% in the current period as compared to 49% during the three months ended September 30, 2017. The gross profit margin increased to 53% by 2 percentage points for the current nine-month period compared to the same period in the prior year. This increase is primarily due to lower Barocycler 2320Extreme production costs and the introduction of scientific services for protein refolding with minimal incremental costs. Gross margins may fluctuate in the fourth quarter of 2018 based on expected production volume, services offered and product mix.

Research and development expenses increased 10% and 22% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. This increase is primarily related to the Ultra-Shear product development project, less absorption of R&D personnel in manufacturing and costs relating to data research performed by collaboration partners. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling and marketing expenses decreased 26% and 11% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. This decrease is primarily due to employee turnover in our sales team, the completion of a contract to obtain qualified leads and the one-time costs in the prior period relating to a co-marketing campaign with our European dealer.

General and administrative expenses decreased 18% and 14% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. This decrease is primarily from reduced use of outside investor and public relations services offset to a certain extent by costs related to the quarterly amortization of our BaroFold patent values.

Interest expense

Interest expense for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(733)	$(1,554)	$821	53%	$(3,016)	$(4,432)	$1,416	32%

Decreases in interest expense in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year are attributable to fewer loans and the discontinuation of interest expense related to the Revolving Note issued in October 2016 that converted into equity in June 2018.

Other expense

Other expense for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other expense	$(1)	$-	$(1)	(100)%	$(16)	$(7)	(9)	(129)%

Changes in other expense in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to foreign currency exchange losses.

Gain on extinguishment of debt

Gain on extinguishment of debt for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
(Loss) gain on extinguishment of debt	$(141)	$91	$(232)	(255)%	$335	$91	244	268%

Losses and gains on extinguishment of debt in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to interest forgiveness of $520,680 on the Revolving Note, the Debenture Warrant modifications valued at $33,020 offset by $82,904 in charges relating to the amendment of the Revolving Note Warrants for a reduced exercise price and a loss of $140,765 in the current period relating to debt extinguishments.

Incentive shares/warrants

Incentive shares/warrants for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Incentive shares/warrants	$-	$-	$-	-%	$(663)	$(187)	$(476)	(255)%

Changes in incentive shares/warrants in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to the fair value of 110,833 shares of common stock and 110,833 warrants to purchase common stock issued to an accredited investor on June 11, 2018. The prior year amount represents the fair value of common stock warrants issued to investors as an incentive to exercise warrants.

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

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6 of the accompanying consolidated financial statements, we received $6.0 million in net proceeds from loans and $1.3 million in net proceeds from sales of preferred stock in the nine months ended September 30, 2018. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2018 was $3,615,582 as compared to $3,089,767 for the nine months ended September 30, 2017. We agreed to issue 110,833 additional shares of common stock at $2.50 per share to an investor. The fair value was recorded as other charge of $340,257. We also issued 110,833 additional warrants with an exercise price of $3.50 and an expiration period of five years from the original issue date. The fair value was recorded as other charges of $312,637. We also recorded $335,132 in gains on debt extinguishment. We also paid interest toward loans in 2018.

Net cash used in investing activities for the nine months ended September 30, 2018 was none compared to $16,617 in the prior period. Cash capital expenditures in the prior year included laboratory equipment and IT equipment.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $3,540,468 as compared to $2,986,744 for the same period in the prior year. The cash from financing activities in the period ended September 30, 2018 included $1,255,463 net proceeds from sales of preferred stock, $460,000 from our Revolving Note and $3,848,484 from convertible debt, net of fees and less payment on convertible debt of $2,097,750. We also received $1,595,901 from non-convertible debt, net of fees, less payment on non-convertible debt of $1,579,130. Related parties also lent us $116,100 in short-term non-convertible loans of which we repaid $58,600. The cash from financing activities in the period ending September 30, 2017 included $2,070,000 from our Revolving Note and $140,215 from warrant exercises. We also received $2,400,752 from non-convertible debt, net of fees, less payment on non-convertible debt of $783,682 and payment on convertible debt of $840,541.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2018 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2017. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended September 30, 2018, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. This Part II, Item 2 does not discuss issuances previously disclosed in Form 8-Ks, Form 10-Qs, or the Form 10-K filed by the Company.

On July 1, 2018, we signed a six-month agreement with a firm to provide consulting services. We issued 24,000 shares of restricted common stock at inception of contract. The stock’s fair value of $93,600 based on the trading stock price on contract date is amortized to expense over the service period of 6 months.

On July 2, 2018, we received a 4% one-year, convertible loan of $125,000 from an accredited investor. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 15-trading day period prior to conversion. The loan includes $6,250 in fees. We issued the investor 1,500 shares of restricted common stock with a fair value of $5,588 recorded as a debt discount to be amortized over the one-year term.

On July 5, 2018, we signed a six-month agreement with a firm to provide consulting services. We issued 24,000 shares of restricted common stock at inception of contract. The stock’s fair value of $79,920 based on the trading stock price on contract date is amortized to expense over the service period of 6 months

On July 17, 2018, we received a 15% three-month, convertible loan for $100,000 from an accredited investor. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares monthly over three months for a total of 6,000 shares of restricted common stock with a fair value of $16,944 that was recorded as a debt discount to be amortized over the three-month term.

On July 18, 2018, our lender extended the term of our March 21, 2017 non-convertible loan of $170,000 to September 30, 2018 in exchange for 6,000 shares of company stock. The loan continues to earn an annual interest rate of 10%. We recorded a loss of $20,400 relating to the fair value of common stock issued for the September 30 extension.

On July 19, 2018, we refinanced the January 19, 2018 10% one-year, convertible loan of $150,000 with an accredited investor. The refinanced loan will now be due on January 19, 2019. We paid $36,000 in interest and fees on the January 19, 2018 loan in connection with the refinancing. We agreed to issue the investor 4,500 shares of restricted common stock. We recorded a loss of $18,346 relating to this refinancing. The loss was from the fair value of common stock of $17,100 issued and the write-down of $1,246 for the unamortized discount remaining on the original debt.

On July 31, 2018, we refinanced the May 30, 2018 8% two-month, convertible loan of $150,000 from an accredited investor. The loan will now be due on October 31, 2018 and includes guaranteed interest of $18,000. The loan can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 2,000 shares of restricted common stock with a relative fair value of $6,578 recorded as a debt discount to be amortized over the three-month term.

On August 8, 2018, we refinanced the February 9, 2018 six-month, convertible loan of $100,000 with an accredited investor. The refinanced loan will now be due on February 8, 2019 and earns 5% monthly. We agreed to issue the investor 7,800 shares of restricted common stock. We recorded a loss of $32,171 relating to this refinancing. The loss was from the fair value of common stock of $27,534 issued and the write-down of $4,637 for the unamortized discount remaining on the original debt.

On August 15, 2018, we received a four-month, convertible loan for $100,000 from an accredited investor. The loan accrues interest at 5% monthly and can be converted at any time into common stock at a conversion price of $7.50. We agreed to issue the investor 1,500 shares monthly over four months for a total of 6,000 shares of restricted common stock. We recorded a loss of $23,700 relating to this refinancing for the fair value of common stock issued.

On August 27, 2018, we received a 4% one-year, convertible loan of $125,000 from an accredited investor. The loan includes legal fees of $6,250. The note is convertible on issuance date at $7.50 per share and after 180 days to be 60% of the lowest trading price for the common stock during the 20-trading day period prior to conversion. We issued the investor 1,428 shares of restricted common stock with a fair value of $4,443 recorded as a debt discount to be amortized over the one-year term.

On September 7, 2018, we refinanced the March 12, 2018 5% one-year, convertible loan of $85,000 with an accredited investor. The refinanced loan will now be due on March 12, 2019. We paid $17,361 in interest and fees on the March 12, 2018 loan in connection with the refinancing. We agreed to issue the investor 1,150 shares of restricted common stock with a fair value of $4,364 recorded as a debt discount to be amortized over the one-year term.

On various dates for the nine months ended September 30, 2018, the Company issued 56,007 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through June 11, 2018 for an aggregate amount of $211,047. We recognized a $9,615 gain on extinguishment of debt for the nine months ended September 30, 2018 by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through June 11, 2018.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On July 18, 2018, the Board of Directors approved the immediate termination of 244,467 outstanding stock options held by current officers, employees and board members (32,605 stock options under the Plan, 81,925 stock options under the 2013 Plan, and 129,937 stock options under the 2015 Plan) and the issuance of new stock options to the same holders with an exercise price of $3.40 per share equal to the closing market price on July 18, 2018 and an expiration date of July 18, 2028. The new stock options for board members will vest 1/12th per month for 12 months. The new stock options for officers and employees will vest 1/36th per month for 36 months. The Plan expired in 2015 so of the 32,605 terminated stock options, 16,641 stock options under the 2013 Plan and 15,964 stock options under the 2015 Plan were issued (in addition to the reissuance of 81,925 stock options under the 2013 Plan, and 129,937 stock options under the 2015 Plan). The Board of Directors also awarded 101,267 stock options to officers, employees and board members separately based on the annual compensation committee recommendation. Of the 101,267 stock options issued, 51,934 stock options were issued under the 2013 Plan and 49,333 stock options were issued under the 2015 Plan.

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

PRESSURE BIOSCIENCES, INC.

Date: November 14, 2018	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Joseph L. Damasio, Jr.
Joseph L. Damasio, Jr.
Vice President of Finance & Chief Financial Officer
(Principal Financial Officer)

