Form 10-K
period 2018-12-31
PRESSURE BIOSCIENCES INC
filed 2019-04-16
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018 or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018 was $6,045,761 based on the closing price of $3.94 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of April 12, 2019, there were 1,699,243 shares of the registrant’s common stock outstanding.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications for Ultra Shear Technology (UST);
●	the potential applications of the BaroFold high-pressure protein refolding and disaggregation technology
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of pressure cycling technology (“PCT”) and constant pressure (“CP”) based units that we believe will be installed and the expected increase in revenues from the sale of consumable products, extended service contracts, and biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation, biopharma contract services and ultra shear technology;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing our resources in the market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT and our other products and services.

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

ITEM 1. BUSINESS.

Throughout this document we use the following terms: Barocycler®, PULSE®, and BioSeq®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BaroFoldTM, BarozymeTM and BaroFlexTM Strips, Ultra Shear Technology, and UST™ all of which are unregistered trademarks of the Company.

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. Throughout 2018, PBI Europe did not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we don’t have control of the subsidiary and did not consolidate them in our financial statements.

Patents

To date, we have been granted 15 United States and foreign patents related to our PCT technology platform, and two additional patents in China related to our Ultra Shear Technology, or UST. We have also received eight patents with our purchase of the assets of BaroFold in December 2017. PCT employs a unique approach that we believe has the potential for broad use in a number of established and emerging life sciences areas, which include, but are not limited to:

●	protein characterization

●	biological sample preparation – including but not limited to sample extraction, homogenization, and digestion - in such study areas as genomic, proteomic, lipidomic, metabolomic and small molecule;

●	pathogen inactivation;

●	protein purification;

●	control of chemical reactions, particularly enzymatic; and

●	immunodiagnostics.

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

Biomarker Discovery - Mass Spectrometry

A biomarker is any substance (e.g., protein, DNA) that can be used as an indicator of the presence, absence or stage of a particular disease-state or condition, and/or to measure or predict the progression and effects of therapy. Biomarkers can help in the diagnosis, prognosis, therapy selection, prevention, surveillance, control, and cure of diseases and medical conditions.

A mass spectrometer is a laboratory instrument used in the analysis of biological samples, often focused on proteins, in life sciences research. It is frequently used to help discover biomarkers. According to the November 2017 published market report by Markets and Markets “Mass Spectrometry Market by Application (Pharmaceuticals, Biotechnology, Environmental testing), Platform (Single mass spectrometry (Quadrupole, TOF & Ion Trap), Hybrid mass spectrometry (Triple Quadrupole, QTOF & FTMS)) – Global Forecast to 2022, the global mass spectrometry market is expected to grow from USD 3.44 billion in 2016 to USD 5.27 billion by 2022, at a CAGR of 7.4% from 2015 to 2020.

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

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the United States, Europe, and Asia. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler® instrumentation to additional laboratories at current customer institutions.

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

Developments

We reported a number of accomplishments in 2018:

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

On July 12, 2018, The Ohio State University announced the receipt of an $891,000 grant from the USDA to develop – together with PBI – an innovative manufacturing technology to preserve food and beverages using wholesome, recognizable ingredients, no artificial preservatives, and reduced use of heat.

On July 19, 2018, we announced that we were developing a potential breakthrough processing method – based on our patented Ultra Shear Technology, or UST – for high quality, shelf-stable milk and other dairy products that would not require refrigeration or chemical additives.

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

On September 21, 2018, we announced that our ultra-high-pressure product line of instruments, methods, and technology platforms was prominently featured at the recent Institute of Food Technologists annual meeting in Chicago, IL. The Company’s Ultra Shear Technology platform, particularly its U.S. Department of Agriculture-funded collaborative program with The Ohio State University’s College of Food, Agricultural, and Environmental Sciences, was discussed during the four-day conference.

On October 3, 2018, we announced an acceleration in the development timetable for our novel UST technology platform, in order to pursue commercialization of the technology into major new markets.

On November 7, 2018, Bradford A. Young, Ph.D., MBA joined PBI as Sr. VP and Chief Commercial Officer, where his strong technical and leadership experience is expected to help drive product adoption and help drive revenue growth.

On November 9, 2018, we announced achievement of the first major milestone in the development of our UST technology platform: development of the first working prototype of the UST System.

On November 15, 2018, we achieved the successful development of a proprietary processing method for high quality, water-soluble oils, which we believed had the potential to open up major new opportunities in multiple markets. We said that the initial focus of this new method would be in the CBD oil and cosmetics markets.

On December 18, 2018, the Children’s Medical Research Institute in Australia, a major international cancer research center, reported that our patented PCT platform could play a significant role in improving cancer diagnosis and treatment.

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

The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding Pressure BioSciences and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

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

A mass spectrometer is a laboratory instrument used in the analysis of biological samples, often focused on proteins, in life sciences research. It is frequently used to help discover biomarkers. According to the November 2017 published market report by Markets and Markets “Mass Spectrometry Market by Application (Pharmaceuticals, Biotechnology, Environmental testing), Platform (Single mass spectrometry (Quadrupole, TOF & Ion Trap), Hybrid mass spectrometry (Triple Quadrupole, QTOF & FTMS)) – Global Forecast to 2022, the global mass spectrometry market is expected to grow from USD 3.44 billion in 2016 to USD 5.27 billion by 2022, at a CAGR of 7.4% from 2015 to 2020. We believe PCT and CP-based products offer significant advantages in speed and quality compared with current techniques used in the preparation of samples for mass spectrometry analysis.

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

Our instruments (the 2320EXT, the Barozyme-HT48, the Barocycler® NEP3229, the HUB440 and the HUB880) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release proteins, nucleic acids, lipids and small molecules from the specimen into our consumable processing tubes, referred to as our PULSE® Tubes and MicroTubes. Our instruments have temperature control options (on-board heating or chilling via internal heating jacket or external circulating water-bath), automatic fill and dispensing valves, and an integrated keypad or touchscreen for interfacing with an onboard micro-processor or computer. The microprocessor, computer or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler® instruments and our consumable products make up our PCT Sample Preparation System.

Barocycler® 2320EXTREME - The Barocycler® 2320EXT is the flagship of the Company’s Barocycler line of PCT-based instruments. It weighs approximately 80lbs, has a maximum pressure of 45,000 psi, and can process either up to 16 MicroTubes simultaneously or one PULSE® Tube. The working temperature range is 4 – 95ºC and is controlled via an on-board electric heating jacket or external circulating water bath. All tests are entered and recorded on a touch screen interface. Information from each test run (pressure profile, cycle number, and temperature) is recorded and can be stored on the instrument, on a USB drive, or networked into the user’s lab computer system. Pressure profiles can be manipulated in a number of ways, including static high pressure holds and pressure ramp programs. The Barocycler® 2320EXT is pneumatic, and requires an input air source of only 100psi to achieve and cycle at high pressure.

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

Barocycler® NEP3229 – The Barocycler® NEP3229 contains two units – a user interface and a power source – comprised primarily of a 1.5 horsepower motor and hydrolic pump assembly. Combined, the two components of the NEP3229 weigh approximately 350 pounds. The Barocycler® NEP3229 is capable of processing up to three samples simultaneously using our specially designed, single-use PULSE® Tubes and up to 48 samples simultaneously using our specially-designed MicroTubes.

Barozyme HT48 - The Barozyme HT48 is a high throughput, bench-top instrument designed for accelerated enzymatic digestion of proteins at high pressure. A typical protein digestion time using the enzyme trypsin (a common yet important laboratory procedure) can be reduced from often requiring an overnight incubation to achieve completion, to under one hour when the digestion procedure is carried out with PCT. The Barozyme HT48 uses an air-pressure-to-liquid-pressure proprietary intensifier system, with a pressure amplification ratio of 160:1, to reach an output pressure of 20,000 psi. The Barozyme HT48 is capable of processing up to 48 samples at a time in six single-use BaroFlex 8-well Strips in the Barozyme Sample Carrier. This design allows for the 8-well strips to be utilized in standard 48 or 96 well plate formats that are compatible with other high-throughput laboratory automation systems.

Barocycler® HUB440 –We believe the Barocycler® HUB440 is the first portable, ready to use, “plug-and-play” high pressure generator for the laboratory bench. The Barocycler® HUB440 is capable of creating and controlling hydrostatic pressure from 500 psi to 58,000 psi and is designed for easy and flexible interfacing with a wide variety of user-specified pressure vessels. It is computer controlled and runs on software that was specially-written by us in LabVIEW (software from National Instruments Corporation). We own the rights and have a license to use the specialty LabVIEW software. We believe that over the coming years, the Barocycler® HUB440 may become the main instrument in our pressure-based instrument line.

Barocycler® HUB880 - The Barocycler® HUB880 is a compact, portable, bench-top, ultra-high pressure generator with vessel interface flexibility similar to the HUB440, that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the food safety and vaccine industries.

Ultra Shear Technology (UST) – UST is an emerging technology that combines intense fluid shear with and instant, short-lived burst of heat achieved by specialized high pressure equipment to produce commercially sterile, pumpable, homogeneous fluid products. The UST process achieves energetic cellular disruption and results in the inactivation of bacteria, bacterial spores, viruses, and enzymes. Depending on operating conditions, low nano-scale emulsions (nanoemulsions) or oil and water mixtures can be produced that have been shown to have improved shelf stability, flavor, absorption and bioavailability.

The Company received two UST patents in China, focusedon a low cost, scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market a lab-scale UST-based production instrument that we will sell direct to the life sciences and other industries. We also plan to develop a pilot plant scale UST-based production instrument for larger-scale production demonstrations, in our expectation to license the technology to food, cosmetics, nutraceuticals, and other companies worldwide.

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

Barocycler® Consumable Products

PCT MicroTubes – PCT MicroTubes are made from a unique fluoropolymer, fluorinated ethylene propylene (FEP). FEP is highly inert and retains its integrity within an extremely wide temperature range (-200oC to +100oC), while providing important limited flexibility behavior for PCT applications. MicroTubes hold a maximum total volume of 150 microliters. PCT MicroTubes must be used with either PCT-MicroCaps or PCT-MicroPestles.

PCT-MicroCaps – PCT MicroCaps are made from polytetraflouroethylene (PTFE). The PCT MicroCaps are available in three sizes to accommodate total sample volume: 50, 100 and 150uL. 50uL MicroCaps are used with samples ≤50uL, 100uL MicroCaps are used with samples between 50-100uL, and 150uL MicroCaps are used with samples between 100-150uL.

PCT-Micro Pestle - PCT μPestles are made from polytetrafluoroethylene (PTFE), a synthetic fluoropolymer of tetrafluoroethylene, also known as Teflon (by DuPont Co). PTFE is practically inert; the only chemicals known to affect it are certain alkali metals and most highly-reactive fluorinating agents. PCT μPestles, in conjunction with PCT MicroTubes, are designed to enhance the extraction of proteins, lipids, DNA, RNA and small molecules from minute amounts (0.5 – 3.0 mg) of solid tissue in extraction reagent volumes as low as 20-30 μL. PCT MicroTubes and PCT μPestles use PCT to effectively disrupt soft tissues and lyse their cells. As a result, the tissue sample trapped between the MicroTube walls and the μPestles shaft is crushed on every pressure cycle. This mechanical action, combined with the extraction ability of the buffer under high pressure, results in highly effective tissue homogenization and extraction.

PCT μPestles and PCT MicroTubes, together with a PBI Barocycler®, comprise the PCT Micro-Pestle System, which provides a fast, safe, and efficient means of extraction from extremely small amounts of solid samples such as soft tissue biopsies. The PCT μPestle System can be used in any PBI Barocycler®.

BaroFlex 8-well Processing Strips - BaroFlex 8-well Strips are used in the Barozyme HT48 (for pressure-enhanced enzymatic digestion at 20,000 psi). BaroFlex 8-well Strips are made of special high density polyethylene (HDPE) and hold up to 140µl per well when capped with the BaroFlex Cap Strips or Mats. BaroFlex 8-Cap Strips and BaroFlex 24-Cap Mats are made of silicone. These single-use caps are designed to seal BaroFlex 8-well Strips tightly and to prevent fluid exchange between the sample and the Barozyme chamber fluid during pressure cycling. The silicone caps are available as strips of eight, or mats of 24 caps.

We believe our development of these various consumable products has helped, and will continue to help, drive the adoption of PCT within the life sciences market.

Company Services

BaroFold Contract Services

Our BaroFold contract services can be used to significantly impact and improve the quality oflarge-molecule protein biotherapeutics. These services employ high pressure manipulations for the disaggregation and unfolding of proteins to their native structural states and then controlled refolding of the proteins to the desired therapeutically active state, at yields and efficiencies not achievable using existing technologies. The Barofold Platform has been shown to eliminate protein aggregation during biotherapeutic drug manufacturing and storage, thereby improving product yield, efficacy and safety for both new-drug entities and biosimilar products. The Barofold platform can help companies create novel protein therapeutics, accelerate therapeutic protein development, manufacture follow-on biologics, and enable life-cycle management of protein therapeutics. It is scalable and practical for standard manufacturing processes. This unique technology platform can help protein-based biopharmaceutical companies create and manufacture high quality, novel protein therapeutics and lower the cost of existing formulations. Research and manufacturing licenses are available.

Government Grants and Contracts

We view federal agency grants to be an important part of our business plan. These types of grants allow us to bill the federal agency for work that we are planning to perform as part of the development and commercialization of our technology. We generally start by submitting initial grant requests that are in response to requests for proposals (“RFPs”) from the federal government through their Small Business Innovation Research (“SBIR”) program. Initial (“SBIR Phase I”) grants are meant to fund approved research projects for six months, and generally have budgets of approximately $100,000 to $150,000. Because our work in SBIR Phase I grants has been successful, we have applied, and may in the future apply for larger National Institutes of Health (“NIH”) SBIR Phase II grants. Such larger grants are typically for a two-year period and can offer as much as $1,000,000 to support significant research projects in areas we would otherwise expect to support with internal funds should SBIR Phase II grants not be awarded. To date, we have been awarded five NIH SBIR Phase I grants and three SBIR Phase II grants. The data on three of the NIH SBIR Phase I grants were the basis for the submission, and subsequent award, of applicable SBIR II grants. Of the three NIH SBIR Phase II grants awarded to us: one was in the approximate amount of $845,000 in August 2008, the second was in the approximate amount of $850,000 in September 2011, and the third award was in the approximate amount of $1,020,000 awarded in November 2014. All five of the NIH SBIR Phase I grants and the August 2008 and September 2011, NIH SBIR Phase II grants have been completed. We received an extension on the SBIR Phase II grant, awarded in November 2014, to utilize unused funds until November 30, 2018.

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

Pathogen Inactivation

Biological products intended for human use, such as blood, vaccines and drugs, are put through rigorous processing protocols in an effort to minimize the potential of that product to transmit disease. These protocols may include methods to remove infectious materials such as pre-processing testing, filtration or chromatography, or methods to inactivate infectious agents that are not captured in the removal steps such as pasteurization, irradiation and solvent detergent inactivation. Notwithstanding current diligence in both the removal and inactivation steps, significant concern remains that some pathogens (e.g., bacteria, viruses, spores) capable of transmitting infection to recipients may not be removed or inactivated with current procedures. In addition, some removal and inactivation methods may not be useful because of cost, safety, ease-of-use or other practical concerns. To that end, we believe that a superior inactivation method is needed that can safely, rapidly and inexpensively inactivate pathogens in blood, vaccines and drugs without the need for chemical or other potentially toxic additives and that we have successfully generated proof-of-concept that PCT can satisfy this need. We believe that compared with current procedures, a process that uses PCT has the potential to increase safety and yield, lower cost and decrease the potential side effects of current methods. We have been issued U.S. patents for this PCT-dependent inactivation technology.

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

Acquisition of BaroFold’s PreEMT™ high-pressure protein refolding technology in December 2017

BaroFold’s assets have significantly increased PBI’s intellectual property portfolio in high-pressure technologies with the addition of eight issued and several pending patents. These patents give PBI the ability to operate in several important areas for biologics research and manufacturing: protein folding, re-folding and disaggregation. The patents also provide PBI the right to grant licenses to third parties to practice the BaroFold and other technologies in both research laboratories and in biopharmaceutical manufacturing.

Biopharmaceutical products are typically large-molecule protein therapeutics produced via complex biological manufacturing processes that can result in undesirable protein misfolding and aggregation outcomes. Misfolded or aggregated proteins typically lack therapeutic activity and can present health risks to patients, requiring robust remediation within pharmaceutical manufacturing processes. The Barofold technology improves the quality of manufacturing, decreases manufacturing costs (as much as $2-10M/year per commercial biologic drug), and facilitates achievement of proper activity from difficult-to-manufacture proteins.

Customers

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical firms, and other life science institutions throughout the Americas; Europe, Asia, Africa and Australia. Our goal is to continue aggressive market penetration to target groups in these geographical areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler® instrumentation to additional laboratories at current customer institutions.

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

Although we currently manufacture and assemble the Barozyme HT48, Barocycler® HUB440, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility, we plan to take advantage of outsourced manufacturing relationships such as that with CBM and outsource manufacturing of the entire Barocycler® product line, future instrument, and other products to CBM.

The Barocycler® NEP3229, launched in 2008, and manufactured by the BIT Group, will be phased out over the next several years and replaced by the new state-of-the-art Barocycler® HUB and Barozyme HT product lines.

Research and Development

Our research and development activities are split into two functional areas: Applications Development and Engineering.

1.	Applications Development R&D: Our highly educated and trained staff has years of experience in molecular and cellular biology, virology, and proteomics. Our team of scientists focuses on the development and continued improvement of the PCT Sample Preparation System and on PCT-dependent genomic, proteomic, lipidomic, and small molecule sample preparation applications. Dr. Alexander Lazarev, our Chief Science Officer, meets regularly with our sales, marketing, and engineering staff to discuss market needs and trends. Our applications research and development team is responsible for the technical review of all scientific collaborations, for the support of our marketing and sales departments through the generation of internal data in a number of areas of market interest, and in the development of commercially-viable PCT-dependent products.

2.	Engineering R&D: Our engineering research and development team is focused on the design and development of new and improved instrumentation and consumable products to support the commercialization of PCT. Our engineering department is led by Dr. Edmund Ting, our senior vice president of Engineering. The primary focus of our engineering group is to develop and continually improve our line of PCT-based instruments and consumables, ensure seamless production processes, help perform installations and field service, and work with our application scientists to enhance our PCT-based systems for the mass spectrometry and other markets.

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

Sales and Marketing

Our marketing and sales functions are led by Dr. Bradford Young, our Chief Commercial Officer. Dr. Young oversees and directs all marketing and sales activities, including trade show attendance and sponsorship, on-line advertising, website maintenance and improvement, search engine optimization, creation and dissemination of a PCT newsletter, market research initiatives, the arrangement of on-location seminars, lectures, and demonstrations of PCT capabilities, and the supervision of our two-person sales force. Dr. Young is also responsible for the overall coordination of our collaboration programs, from initial set-up, research plan design, and training, service, and data analysis. Some of these responsibilities are shared with other departments such as Research and Development, but marketing and sales drives the collaborative process. Dr. Young is also responsible for the continued coordination and support of our foreign distribution partners.

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

Sales

Direct US Sales Force

Our domestic sales force currently consists of one sales director and one field salesperson. Our sales director is currently responsible for servicing the eastern half of the U.S. and our field salesperson handles the western half of the U.S. We expect to hire two additional sales and marketing personnel during 2019, with a goal that our sales and marketing department will have a minimum of four by the end of 2019.

Marketing Strategy

We recognize that our enabling pressure cycling technology (PCT) is a powerful, novel platform technology. We also recognize that the power of PCT is not yet generally known by researchers. Our first goal is to greatly broaden the awareness of PCT and its applications among research scientists and to ensure they know that this technology exists through our Barocycler® family of high-pressure instruments and requisite consumables. To accomplish this expansion of knowledge about PCT and the subsequent adoption of our PCT-based products, we have developed and are implementing a multi-faceted approach to marketing the PCT platform.

Key Opinion Leaders and Publications

To initially reach scientists, we have established collaborations with key opinion leaders (KOL) who recognized early the potential for PCT and went on to report their discoveries in peer reviewed journals. Among the KOLs working with us is Dr. Ruedi Aebersold (Head of the Department of Biology, ETH, Zurich). Dr. Aebersold, a pioneer in proteomics, worked with our scientists and engineers to develop PCT-SWATH (aka PCT-HD), a superior method for the extraction and preparation of proteins for the downstream analysis by mass spectrometry. Other KOLs include Dr. Jennifer van Eyk (Director of Advanced Clinical Biosystems Institute in the Department of Biomedical Sciences Cedar Sinai, Los Angeles, CA) and Dr. Wayne Hubble (Jules Stein Professor at the University of California, LA). Dr. van Eyk is a recognized expert in the causes of heart disease and is using PCT in her attempt to discover cardiac disease biomarkers. Dr. Hubble, a member of the National Academy of Sciences, is a leader in the field of electron paramagnetic resonance (EPR). He uses PCT in his studies of protein-protein interactions, so very important in the discovery of drug targets and drug design. The publications and presentations of these and other world class scientists have been invaluable in gaining initial entry of PCT in several areas of research. In addition to publications by our KOLs, there are also many peer reviewed publications from dozens of other scientists discussing the advantages of the PCT platform in bio-molecule sample preparation. To this end, we do all we can to disseminate the work of these scientists in an effort to increase the exposure of PCT to the worldwide research community.

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

In 2019, we plan to expand our Marketing team to support these and additional initiatives.

Foreign Distributor Network

Exclusive Agreements

Currently, we have distribution arrangements covering China, Poland, 24 countries in Europe, and Japan.

In May of 2014, we entered into a three-year distribution agreement with Powertech Technology Co, Ltd., of China, pursuant to which we were granted Powertech Technology exclusive distribution rights to all of our PCT products in China. This Agreement has since been extended until the end of 2019. .

In February 2016, we entered into a three-year distribution agreement with Bioanalytic of Poland, pursuant to which PBI granted Bioanalytic exclusive distribution rights to all of our PCT products in Poland.

In September of 2016, we entered into a three-year distribution agreement with Vita Co. of Japan, pursuant to which we granted Vita Co. exclusive distribution rights to all of our PCT products in Japan.

In September of 2016, we entered into a distribution agreement with I&L GmbH, of Germany pursuant, to which we granted I&L, exclusive distribution rights to all of our products until March 30, 2018 in the countries designated as Western Europe (Andorra, Austria, Belgium, Denmark, Finland, France, Germany, Gibraltar, Greece, Iceland, Italy, Ireland, Liechtenstein, Luxembourg, Malta, Monaco, Norway, Netherlands, Portugal, San Marino, Spain, Sweden, Switzerland, and the United Kingdom). We recently renewed the Agreement to commence on March 31, 2018 and end on March 31, 2020.

Non-Exclusive and Other Distribution Agreements

In November 2011, we entered into a distributor agreement with OROBOROS Instruments Corp. (“OROBOROS”) of Austria pursuant to which we were granted OROBOROS non-exclusive world-wide distribution rights to our Shredder SG3 System and related products.

In June 2013, CS and PBI signed an expanded Distribution Agreement that made us the exclusive distributor of CS products throughout all of the Americas until the end of 2019.

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

Our issued patents expire between 2018 and 2030. Our failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any of our PCT products. It may also allow our competitors to duplicate our products without our permission and without compensation.

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

Employees

At December 31, 2018, we had seventeen (17) full-time employees and six (6) part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2018 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We concluded that as of December 31, 2018, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2018, we recorded a net loss available to common shareholders of $23,473,150 of which $12,881,899 was deemed dividends on a beneficial conversion feature, or ($15.33) per share, as compared with $10,715,561, or ($9.62) per share, of the corresponding period in 2017. We expect to continue to incur operating losses until sales of PCT and CP products increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

We rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect our trade secrets and proprietary knowledge, in part, through confidentiality agreements with our employees, consultants, advisors and contractors. These agreements may not be sufficient to effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, consultants, advisors, or contractors develop inventions or processes independently that may be applicable to our products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain trade secret protection, for any reason, could harm our business.

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

We will need to increase the size of our organization and may experience difficulties in managing growth.

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

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2018, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock.

As of December 31, 2018, all of the issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of common stock. As of December 31, 2018, only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were outstanding. Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2018, we had issued notes and debentures convertible into common stock at $7.50 to $8.40 per common share. If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of December 31, 2018, an additional 15,768,112 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

As of December 31, 2018, there were 1,684,182 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2018 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 6,499 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 6,499,000 shares of common stock, .

As of December 31, 2018, there were outstanding options and warrants to purchase an aggregate of 8,131,555 shares of common stock; and fixed rate convertible debt convertible into 637,765 shares of common stock. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. You may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 28, 2018, that expires December 31, 2019, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

On October 18, 2017 we signed a lease extension for our lab space in Medford, MA. The lease will now expire December 30, 2020 and requires monthly payments of $6,912 starting January 1, 2018 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

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

Authorized Capital

As of December 31, 2018, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock, 15,000 shares as Series K Convertible Preferred Stock and 10,000 shares of Series AA Convertible Preferred Stock.

As of December 31, 2018, there were 1,769,882 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2018 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock and 6,499 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 6,499,000 shares of common stock.

Approximate Number of Equity Security Holders

As of December 31, 2018, there were approximately 205 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2018, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2018 and 2017 are outlined in the table below.

Dividends paid in common stock or cash			Dividends payable
For The Year Ended December 31,			For The Year Ended December 31,
	2018	2017		2018	2017
Series D	$-	$-	Series D	$-	$-
Series E	-	-	Series E	-	-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	-	Series J	-	83,004
Series K	-	-	Series K	-	107,478
Series AA	-	-	Series AA	678,921
	$-	$-		$678.921	$190,482

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2018, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. This Part II, Item 2 does not discuss issuances previously disclosed in Form 8-Ks, Form 10-Qs, or the Form 10-K filed by the Company.

On various dates in the quarter ended December 31, 2018 the company issued a total of 137,879 shares of restricted common stock at a fair value of $389,940 to accredited investors. 29,002 of the shares with a fair value of $88,348 were issued to existing holders of convertible loans who agreed to extend the terms of the loans for another six months; 24,523 shares with a fair value of $69,764 were issued in conjunction with the signing of new convertible loans; 20,000 shares with a fair value of $64,600 were issued to an investor relations firm for services rendered; 44,000 shares with a fair value of $110,440 were issued upon the conversion of 44 shares of Series AA Convertible Preferred Stock; and 20,354 shares with a fair value of $56,788 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock.

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

Going Concern

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2018, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2018, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2018, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2018 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 as compared with December 31, 2017

Revenue

We had total revenue of $2,457,871, in the year ended December 31, 2018 as compared with $2,240,498 in the prior year, a 10% increase. The increase was due to product and services sales growth.

Products, Services, and Other. Revenue from the sale of products and services was $2,200,539 in the year ended December 31, 2018 compared with $2,065,891 in the year ended December 31, 2017, a 7% increase. Revenue included sales of both PBI and CS’s pressure-based products and sales of our new Barofold Contract Services. Sales of instrumentation decreased in 2018 by $40,595 or 3%, from $1,459,326 for FY 2017 to $1,418,731 for FY 2018. Sales of consumables were $235,132 for the year ended December 31, 2018 compared to $260,331 for the same period in 2017, a decrease of $25.199 or 10%. Sales of Barofold Contract Services increased from $0 for FY2017 to $118,383 in FY2018. Products, Services, and Other Revenue included $91,265 from non-cash transactions in the current year while the prior year included non-cash transactions of $77,088. Revenue from non-cash transactions was recognized on the fair value of the assets involved per ASC 845.

Grant Revenue. During 2018, we recorded $257,332 of grant revenue as compared with $174,607 in 2017. In December 2014, the Company was awarded a $1,020,969 SBIR Phase II grant (2R44HG007136) from the National Human Genome Research Institute of the NIH. Entitled “High Pressure Sample Preparation Instrumentation for DNA Sequencing”, this grant is helping to fund the development of an automated, high-throughput, high pressure system (instrument and consumables) to enable significantly better control of DNA fragmentation - a critical step in the preparation of samples for Next Generation Sequencing platforms. This system will be based on significant technological advancements over the classic hydrodynamic DNA shearing approach that has been successfully and widely used in the field of DNA sequencing for many years. In March 2018, we received an extension on the SBIR Phase II grant to utilize unused funds until November 30, 2018.

Cost of Products and Services

The cost of products and services was $1,280,270 for the year ended December 31, 2018, compared with $1,273,354 in 2017. Our overall gross profit margin increased to 48% for FY 2018 from. 43% for FY 2017.

Research and Development

Research and development expenses were $1,208,160 for 2018 compared to $988,597 in 2017, an increase of $219,563 or 22%. This increase is primarily from an increase in salaries, medical insurance, laboratory supplies and outside testing services. Research and development expense also included $120,417 and $92,055 of non-cash, stock-based compensation in 2018 and 2017, respectively.

Selling and Marketing

Selling and marketing expenses were $1,009,568 in 2018 compared to $1,209,334 in 2017, a decrease of $199,766, or 17%. This decrease is primarily attributed to a decrease in consulting and outside services. Selling and marketing expense included $49,203 and $54,404 of non-cash stock based compensation expense in 2018 and 2017, respectively.

General and Administrative

General and administrative costs were $3,436,956 in the year ended December 31, 2018, as compared with $3,416,261 in 2017, an increase of $20,695 or 1%. The increase in General and Administrative expense is primarily attributable to an increase in payroll and health insurance, stock-based compensation and board of director fees offset by.a decrease in investor relations and other outside services. During the years ended December 31, 2018 and 2017, general and administrative expense included $423,037 and $259,968 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Our operating loss was $4,477,083 for the year ended December 31, 2018 as compared to $4,647,048 for the prior year, a decrease of $169,965 or 4%. This decrease in operating loss was due primarily to increased revenues of $217,373 offset by an increase in costs and expenses of $47,408.

Other income (expense), net

Interest Expense. Net interest expense totaled $4,168,214 for the year ended December 31, 2018 as compared to interest expense of $6,055,420 for the year ended December 31, 2017. Interest expense includes the amortization of deferred finance costs associated with our notes. We are amortizing deferred financing costs and imputed interest against the debt discount on loans. During 2018 $12,688,385 of convertible notes were converted to Series AA Convertible Preferred Stock. Unamortized deferred finance costs associated with the converted notes were charged to equity as a result of these transactions.

Other income (expense) net

We recognized $15,135 in expense during 2018, compared to $5,674 of expense in 2017.

Impairment loss on investment

The value of our investment in common stock of Everest Investments Holdings S.A. (“Everest”) has declined since the date of receipt of the stock in 2015. We evaluated the decline and considered it as an “other than temporary impairment” reduction. Thus, the impairment loss was recognized as a charge in the consolidated statements of operations. We recorded an impairment loss of $6,069 in 2017, which represented the reduction in value of these securities.

Gain on extinguishment of debt

In connection with payments of interest in common stock, we calculated net gains of $260,454 and $185,452 in the years ended December 31, 2018 and 2017 respectively, on the difference between the stock’s trading price on date of issuance and the interest payable in cash. The gains were offset by fees paid to extend the terms on short-term loans. The 2018 and 2017 gains were offset by $237,888 and $33,000 of loan extension fees recorded as losses on debt modifications.

Income Taxes

We did not record an income tax benefit or provision for the years ended December 31, 2018 or 2017.

Net Loss

During the year ended December 31, 2018, we recorded a net loss available to common shareholders of $23,473,150 or $(15.33) per share, as compared with a net loss available to common shareholders of $10,715,561 or $(9.62) per share during the year ended December 31, 2017. This increase in net loss is primarily attributable to the $12,881,899 in deemed dividends on beneficial conversion feature resulting from the conversion of convertible debt to Series AA Convertible preferred Stock.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2018, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

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

We believe we will need approximately $15 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues and reach profitability, by:

A.	building a “demo lab” at our South Easton facility, where we will be able to demonstrate to potential customers, Key Opinion Leaders (KOLs), collaborators, and potential partners our UST and BaroFold instrument systems, consumables, and various applications;

B.	developing the next generation of UST instruments and applications for the manufacture of nanoemulsions, for use in multiple large and growing markets, such as cosmetics, nutraceuticals, pharmaceuticals, and lubricants; and

C.	retaining a small team of sales and marketing personnel to target biopharmaceutical manufacturing facilities, research laboratories, and academic institutions, and to cultivate our current customer list of pharmaceutical, military and paramilitary organizations.

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

Net cash used in operating activities was $5,695,904 for the year ended December 31, 2018 as compared with $3,904,549 for the year ended December 31, 2017.

Net cash used in investing activities for the year ended December 31, 2018 totaled $0 compared to $171,825 in the prior period. Cash capital expenditures included BaroFold patents, laboratory equipment and IT equipment.

Net cash provided by financing activities for the year ended December 31, 2018 was $5,717,989 as compared with $4,019,044 in the prior year.

In 2018,

A	$2,824,664 in aggregate net proceeds were raised from sale of Series AA Convertible Preferred Stock

B	Loans in the aggregate amount of $8,718,387 were received during the year and we made payments on new and existing debt of $5,825,065.

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

Severance and Change of Control Agreements

Each of Mr. Schumacher, Dr. Ting, Dr. Lazarev, and Dr. Young, executive officers of the Company, are entitled to receive a severance payment if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

Pursuant to severance agreements with each of Mr. Schumacher, Dr. Ting, Dr. Lazarev and Dr. Young, each such executive officers, is entitled to receive a change of control payment in an amount equal to one year (other than Mr. Schumacher) of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of our Company. In the case of Mr. Schumacher, his payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and lab space in Medford, MA. Rental costs are expensed as incurred. During 2018 and 2017 we incurred $167,047 and $140,783, respectively, in rent expense for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

2019	82,953
2020	82,953
2021	-
Thereafter	-
$165,906

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018 and December 31, 2017.

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

In thousands of US dollars ($)	2019	2020	2021	Total
Extended warranty service	20	20	18	58

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2018 and 2017, the outstanding balance for intangible assets was $663,462 and $750,000, respectively.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2018, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2018 and determined that such long-lived assets were not impaired.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company early adopted ASC 842 for 2018.

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

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company continues to recognize revenue at a particular point in time for the majority of its contracts with customers, which is generally when products are either shipped or delivered. Therefore, the adoption of ASC 606 did not have a material impact on the consolidated financial statements. The Company expanded its consolidated financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2018.

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

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has incurred recurring net losses and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
April 16, 2019

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$103,118	$81,033
Accounts receivable, net of $0 reserve at December 31, 2018 and December 31, 2017	474,830	206,848
Inventories, net of $273,547 reserve at December 31, 2018 and $179,600 December 31, 2017	765,478	857,662
Prepaid income taxes	-	7,482
Prepaid expenses and other current assets	170,734	214,676
Total current assets	1,514,160	1,367,701
Investment in equity securities	16,643	19,825
Property and equipment, net	69,272	22,662
Right of use asset leases	136,385	-
Intangible assets, net	663,462	750,000
TOTAL ASSETS	$2,399,922	$2,160,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$658,856	$589,263
Accrued employee compensation	456,932	368,700
Accrued professional fees and other	1,112,995	800,620
Other current liabilities	1,233,325	1,536,507
Deferred revenue	20,623	263,106
Revolving note payable, net of unamortized debt discounts of $0 and $637,030, respectively	-	3,500,000
Related party convertible debt, net of unamortized debt discounts of $0 and $31,372, respectively	-	259,762
Convertible debt, net of unamortized discounts of $156,180 and $401,856, respectively	4,000,805	8,028,014

Other debt, net of unamortized discounts of $9,118 and $48,194, respectively	852,315	1,379,863
Other related party debt	15,000	-
Total current liabilities	8,350,851	16,725,835
LONG TERM LIABILITIES
Right of use asset liability	136,385	-
Deferred revenue	37,757	57,149
TOTAL LIABILITIES	8,524,993	16,782,984
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2018 and 2017, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on December 31, 2018 and 2017, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2018 and 2017, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2018 and 2017, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on December 31, 2018 and 2017, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on December 31, 2018 and 2017, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 6,499 and 0 shares issued and outstanding on December 31, 2018 and 2017, respectively	65	-

Common stock, $.01 par value; 100,000,000 shares authorized; 1,684,182 and 1,342,858 shares issued and outstanding on December 31, 2018 and 2017 respectively	16,842	13,429
Warrants to acquire common stock	19,807,247	9,878,513
Additional paid-in capital	39,777,301	30,833,549
Accumulated other comprehensive loss		-
Accumulated deficit	(65,727,538)	(55,349,299)
Total stockholders’ deficit	(6,125,071)	(14,622,796)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,399,922	$2,160,188

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Year Ended
	December 31,
	2018	2017
Revenue:
Products, services, other	$2,200,539	$2,065,891
Grant revenue	257,332	174,607
Total revenue	2,457,871	2,240,498

Costs and expenses:
Cost of products and services	1,280,270	1,273,354
Research and development	1,208,160	988,597
Selling and marketing	1,009,568	1,209,334
General and administrative	3,436,956	3,416,261
Total operating costs and expenses	6,934,954	6,887,546

Operating loss	(4,477,083)	(4,647,048)

Other (expense) income:
Interest expense	(4,168,214)	(6,055,420)
Other expense	(15,135)	(5,674)
Impairment loss on investment	-	(6,069)
Gain on extinguishment of liabilities	260,454	185,452
Incentive shares and warrants	(1,299,340)	(186,802)
Change in fair value of derivative liabilities	-	-
Total other (expense) income	(5,222,235)	(6,068,513)

Net loss	$(9,699,318)	$(10,715,561)

Deemed dividends on down round feature	(213,012)	-
Deemed dividends on beneficial conversion feature	(12,881,899)	-
Preferred stock dividends	(678,921)	-
Net loss attributable to common shareholders	$(23,473,150)	$(10,715,561)

Net loss per share - basic and diluted	$(15.33)	$(9.62)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,530,989	1,114,225

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	300	$3	86,570	$866	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Warrant revaluation	-	-	-	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-
Stock exchange with Everest Investments	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Conversion of Series G convertible preferred stock	-	-	(6,000)	(60)	-	-	-	-
Conversion of Series convertible preferred stock	-	-	-	-	-	-	-	-
Common Stock offering	-	-	-	-	-	-	-	-
Offering costs for issuance of common stock	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2017	300	$3	80,570	$806	10,000	$100	21	$-
Early adoption of ASU 2017-11	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Warrant revaluation	-	-	-	-	-	-	-	-
Warrant exercise, net of costs	-	-	-	-	-	-	-	-
Stock exchange with Everest Investments	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-
Conversion of Series G convertible preferred stock	-	-	-	-	-	-	-	-
Conversion of Series J convertible preferred stock	-	-	-	-	-	-	-	-
Incentive warrants	-	-	-	-	-	-	-	-
Offering costs for issuance of common stock	-	-	-	-	-	-	-	-
Stock issued for debt extension	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	-	-
Common stock for asset purchase	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-

	Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2016	3,521	$35	6,816	$68	-	$-	1,033,328	$10,333
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	64	-	-	-	5,667	57
Warrant revaluation	-	-	-	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-	19,889	199
Stock exchange with Everest Investments	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	61,307	612
Conversion of Series G convertible preferred stock	-	-	-	-	-	-	2,000	20
Conversion of Series J convertible preferred stock	(63)	-	-	-	-	-	2,100	21
Common Stock offering	-	-	-	-	-	-	-	-
Stock issued for debt extension	-	-	-	-	-	-	4,167	42
Stock issued with debt	-	-	-	-	-	-	64,400	645
Warrants issued with debt	-	-	-	-	-	-	-	-
Common stock for asset purchase	-	-	-	-	-	-	150,000	1,500
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2017	3,458	$35	6,880	$68	-	$-	1,342,858	$13,429
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	68,000	680
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	76,361	764
Conversion of debt and interest for preferred stock	-	-	-	-	5,075	51	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-	(44)	-	44,000	440
Issuance of warrants for services	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-
Conversion of Series G convertible preferred stock	-	-	-	-	-	-	-	-
Conversion of Series J convertible preferred stock	-	-	-	-	-	-	-	-
Series AA Preferred Stock offering	-	-	-	-	1,275	13	-	-
Incentive warrants and shares	-	-	-	-	193	1	-	-
Offering costs for issuance of common stock	-	-	-	-	-	-	-	-
Stock issued for debt extension	-	-	-	-	-	-	64,652	646
Stock issued with debt	-	-	-	-	-	-	88,311	883
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2018	3,458	$35	6,880	$68	6,499	$65	1,684,182	$16,842

	Stock	Additional Paid -In	Accumulated	Total Stockholders’
	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2016	$6,325,102	$27,544,264	$(42,264,190)	$(8,383,418)
Early adoption of ASU 2017-11	2,636,236	1,446,011	(2,369,548)	1,712,699
Stock-based compensation	-	406,427	-	406,427
Issuance of common stock for services	-	46,935	-	46,992
Warrant exercise, net of costs	-	140,015	-	140,214
Issuance of warrants for services	15,558	-	-	15,558
Issuance of common stock for interest paid-in-kind	-	263,990	-	264,602
Conversion of Series G convertible preferred stock	-	40	-	-
Conversion of Series J convertible preferred stock	-	(21)	-	-
Incentive warrants	186,802	-	-	186,802
Stock issued for debt extension	-	19,458	-	19,500
Stock issued with debt	-	367,929	-	368,574
Common stock for asset purchase	-	598,500	-	600,000
Warrants issued with debt	714,815	-	-	714,815
Net loss	-	-	(10,715,561)	(10,715,561)
BALANCE, December 31, 2017	$9,878,513	$30,833,549	$(55,349,299)	$(14,622,796)
Stock-based compensation	-	592,477	-	592,477
Issuance of common stock for services	-	237,440	-	238,120
Series AA preferred stock dividend	-	-	(678,921)	(678,921)
Conversion of debt and interest for preferred stock	6,826,710	5,861,874	-	12,688,635
Issuance of common stock for dividends paid in kind	-	257,457	-	258,221
Beneficial conversion option on convertible preferred stock	-	12,881,899	-	12,881,899
Deemed dividend on convertible preferred stock	-	(12,881,899)	-	(12,881,899)
Beneficial conversion option on warrant/debenture	213,012	-	-	213,012
Deemed dividend – down-round feature	(213,012)	-	-	(213,012)
Conversion of Series AA convertible preferred stock	-	(440)	-	-
Warrant modification	49,884	-	-	49,884
Series AA Preferred Stock offering	1,730,587	1,457,400	-	3,188,000
Incentive shares and warrants	773,832	525,507	-	1,299,340
Offering cost for issuance of preferred stock	385,698	(749,034)	-	(363,336)
Contingent beneficial conversion option from convertible note	-	253,000	-	253,000
Stock issued for debt extension	-	220,306	-	220,952
Stock issued with debt	-	287,765	-	288,648
Warrants issued with debt	162,023		-	162,023
Net loss	-	-	(9,699,318)	(9,699,318)
BALANCE, December 31, 2018	$19,807,247	$39,777,301	$(65,727,538)	$(6,125,071)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	For the Year Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,699,318)	$(10,715,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for debt extension	50,108	19,500
Depreciation and amortization	94,271	8,576
Provision for bad debts	-	-
Inventory reserve	93,947	159,600
Accretion of interest and amortization of debt discount	1,517,394	4,128,637
Issuance of Incentive shares and common stock warrants	1,299,340	186,802
Gain on settlement of liabilities	(260,454)	(185,452)
Stock-based compensation expense	592,477	406,427
Warrants issued for service	-	15,558
Impairment loss on investment	3,182	6,069
Shares issued for services	-	31,000
Changes in operating assets and liabilities:
Accounts receivable	(267,982)	74,472
Inventories	(56,107)	(111,978)
Prepaid expenses and other assets	289,544	59,312
Accounts payable	69,593	182,014
Accrued employee compensation	88,232	119,104
Accrued interest	47,690	898,212
Deferred revenue and other accrued expenses	442,179	813,159
Net cash used in operating activities	(5,695,904)	(3,904,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets	-	(150,000)
Purchases of property plant and equipment	-	(21,825)
Net cash used in investing activities	-	(171,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	168,600	-
Payment of related party debt	(103,600)	-
Net proceeds from revolving note payable	460,000	2,070,000
Net proceeds from convertible debt	5,717,798	1,755,850
Payments on convertible debt	(3,522,000)	(925,541)
Net proceeds from non-convertible debt	2,371,992	2,905,752
Payments on non-convertible debt	(2,199,465)	(1,894,231)
Net proceeds from warrant exercises	-	140,214
Payments on prepayment penalty	-	(33,000)
Net proceeds from the issuance of Series AA Convertible Preferred Stock	2,824,664	-
Net cash provided by financing activities	5,717,989	4,019,044

NET (DECREASE) INCREASE IN CASH	22,085	(57,330)
CASH AT BEGINNING OF YEAR	81,033	138,363
CASH AT END OF YEAR	$103,118	$81,033

SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,085,743	$533,532
NON CASH TRANSACTIONS:
Convertible debt exchanged for preferred stock	12,688,385	-
Discount due to beneficial conversion feature	253,000	-
Discount due to warrants issued with debt	162,023	714,815
Common stock issued with debt	288,648	368,574
Common stock issued to purchase intangible assets	-	600 000
Common stock issued in lieu of cash for interest	258,211	264,602
Common stock issued for prepaid services	238,120	15,992
Conversion of preferred stock and accrued dividends into common stock	440	61
Discount from one-time interest	209,811	225,000
Preferred stock dividend	678,921	-
Reclassification of derivative liabilities to equity and cumulative effect of adoption of ASU 2017-11	-	1,712,699
Deemed dividend-triggered down round feature	213,012	-
Deemed dividend-beneficial conversion feature	12,881,899	-

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in 2018 or in 2017.

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

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2018, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 8 and 9, completed debt financing subsequent to December 31, 2018. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the year ended December 31, 2018 we received approximately $8.7 million net proceeds, in additional convertible and non-convertible debt. We also received $2.8 million net proceeds from the sale of Series AA Preferred Stock during the year. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

The Company believes that its $103,118 in cash and cash equivalents at December 31, 2018 would allow it to fund its planned operations into the first quarter of 2019. This estimate assumes no additional funding from new partnership agreements, no additional equity financings, no debt financings, and no accelerated repayment of its term loans. Accordingly, the timing and nature of activities contemplated for the remainder of 2019 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

Our current Barocycler® instruments require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, upon customer request, and for an additional fee, we will send a highly trained technical representative to the customer site to install Barocyclers® that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Our sales arrangements do not provide our customers with a right of return. Any shipping costs billed to customers are recognized as revenue.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Twelve Months Ended December 31,
Primary geographical markets	2018	2017
North America	1,751	1,461
Europe	287	287
Asia	420	493
	2,458	2,241

	Twelve Months Ended December 31,
Major products/services lines	2018	2017
Hardware	1,454	1,471
Grants	257	174
Consumables	235	260
Contract research services	202	-
Sample preparation accessories	147	153
Technical support/extended service contracts	84	104
Shipping and handling	47	48
Other	32	31
	2,458	2,241

	Twelve Months Ended December 31,
Timing of revenue recognition	2018	2017
Products transferred at a point in time	1,999	1,980
Products and services transferred over time	459	261
	2,458	2,241

Contract balances

In thousands of US dollars ($)	December 31, 2018	December 31, 2017
Receivables, which are included in ‘Accounts Receivable’	475	374
Contract liabilities (deferred revenue)	58	206

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2019	2020	2021	Total
Extended warranty service	20	20	18	58

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

vi. Inventories

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The current year allowance was increased by a $93,947 inventory allowance for the older generation of LCM instruments held in stock, the NEP3229. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2018	2017
Raw materials	$311,158	$288,295
Finished goods	727,867	748,967
Inventory reserve	(273,547)	(179,600)
Total	$765,478	$857,662

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

viii. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2018, and 2017, the outstanding balance for intangible assets was $663,462 and $750,000, respectively.

ix. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

x. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2018, we determined that no allowance against accounts receivable was necessary and wrote off the prior year allowance of $28,169 as unrecoverable.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2018	2017
Top Five Customers	34%	37%
Federal Agencies	14%	14%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2018	2017
Top Five Customers	54%	85%
Federal Agencies	5%	1%

Investment in Equity Securities

As of December 31, 2018, we held 100,250 shares of common stock of Everest, a Polish publicly traded company listed on the Warsaw Stock Exchange. We exchanged 33,334 shares of our common stock for the 100,250 shares from Everest. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. On December 31, 2018, our consolidated balance sheet reflected the fair value of our investment in Everest to be $16,643, based on the closing price of Everest shares of $0.1660 per share on that day. The carrying value of our investment in Everest common stock held will change from period to period based on the closing price of the common stock of Everest as of the balance sheet date. The change in market value since the receipt of stock amounting to $382,933 was determined to be other than temporary and was recorded by us as an impairment loss starting in 2016. We recorded $3,182 as realized losses in 2018 for the changes in market value.

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

	2018	2017
Numerator:
Net loss attributable to common shareholders	$(23,473,152)	$(10,715,561)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	1,530,989	1,114,225

Loss per common share - basic and diluted	$(15.33)	$(9.62)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2018	2017
Stock options	366,734	247,692
Convertible debt	413,998	947,203
Common stock warrants	7,764,821	899,542
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	26,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	115,267
Series K Convertible Preferred	229,334	229,334
Series AA Convertible Preferred	6,499,000	-
	15,544,345	2,594,229

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2018 and 2017, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2018 and 2017.

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2018:

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	6.0(yrs)	6.0(yrs)
Expected volatility	150.06%-155.38%	151.53%-155.21%
Risk-free interest rate	2.62%-3.03%	2.62%-2.77%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

We recognized stock-based compensation expense of $592,477 and $406,427 for the years ended December 31, 2018 and 2017, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2018	2017
Research and development	$120,417	$92,055
Selling and marketing	49,023	54,404
General and administrative	423,037	259,968
Total stock-based compensation expense	$592,477	$406,427

During the years ended December 31, 2018 and 2017, the total fair value of stock options awarded was $403,053 and $487,964, respectively.

As of December 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $801,885, which is expected to be recognized over weighted average period of 1.15 years.

xiv. Advertising

Advertising costs are expensed as incurred. We incurred $23,227 in 2018 and $5,899 in 2017 for advertising.

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

The following tables set forth the Company’s financial assets and financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

		Fair value measurements at December 31, 2018 using:
	December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

		Fair value measurements at December 31, 2017 using:
	December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	19,825	19,825	-	-
Total Financial Assets	$19,825	$19,825	$-	$-

Adoption of ASU No. 2016-02

The Company has early adopted ASU No. 2016-02, Leases (Topic 842). The amendment requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding lease arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, after December 15, 2018. Early application of this amendment is permitted for all entities. While we do not anticipate that going forward, leases will be material to our balance sheet, we chose to early-adopt as of December 31, 2017. We have one lease that is required to be included on our balance sheet under the new standard. This lease is an operating lease and, therefore, will have no income statement impact resulting from the adoption of this standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company chose to early adopt ASC 842 effective January 1, 2018. This new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The most significant impact to our consolidated financial statements relates to the recognition and measurement of equity investments at fair value with changes recognized in Net income. The amendment also updates certain presentation and disclosure requirements. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements. The adoption of ASU 2016-01 will result in increased volatility in net income as changes in the fair value of equity investments and changes in observable prices of equity investments without readily determinable fair values will be recorded in net income.

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

(4) Property and Equipment, net

Property and equipment as of December 31, 2018 and 2017 consisted of the following components:

	December 31,
	2018	2017
Laboratory and manufacturing equipment	$240,670	$240,670
Office equipment	173,312	173,312
Leasehold improvements	8,117	8,117
PCT collaboration, demonstration and leased systems	529,956	461,858
Total property and equipment	952,055	883,957
Less accumulated depreciation	(882,783)	(861,295)
Net book value	$69,272	$22,662

Depreciation expense for the years ended December 31, 2018 and 2017 was $7,733 and $8,576, respectively.

(5) Intangible Assets

Intangible assets as of December 31, 2018 reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2018. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
BaroFold Patents	$750,000	$750,000
Less accumulated amortization	(86,538)	-
Net book value	$663,462	$750,000

Amortization expense for each of the years ended December 31, 2018 and 2017 was $86,538 and $0 respectively.

(6) Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2018 and 2017 we contributed $15,543and $13,587, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2018 and 2017, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2018 and 2017. Our tax returns for fiscal years 2015, 2016 and 2017 are open to examination.

We did not record an income tax benefit or provision for the years ended December 31, 2018 and 2017.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Long term deferred taxes:
Inventories	$74,733	$49,067
Accounts receivable allowance	-	-
Other accruals	75,992	75,992
Accelerated tax depreciation	6,252	6,945
Non-cash, stock-based compensation, nonqualified	767,885	606,020
Impairment loss on investment	104,609	103,748
Goodwill and intangibles	-
Operating loss carry forwards and tax credits	16,112,934	12,196,765
Less: valuation allowance	(17,142,405)	(13,038,537)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2018 and 2017 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2018.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law was enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The Company re-measured its deferred tax assets and liabilities at the 21% federal corporate tax rate. The remeasurement resulted in no change in the Company’s recorded tax provision, as the remeasurement of the company’s deferred tax assets and liabilities resulted in a reduction of approximately $5,843,000 which was fully offset by a change in the Company’s valuation allowance.

We have net operating loss carry-forwards for federal income tax purposes of approximately $50,997,000 as of December 31, 2018. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2018 through 2038. Under the Tax Reform Act, NOL’s generated after December 31, 2017 can offset only 80% of a corporation’s taxable income in any year. With limited exceptions, NOL’s generated after 2017 cannot be carried back, but they can be carried forward indefinitely.

We have net operating loss carry-forwards for state income tax purposes of approximately $44,406,000 at December 31, 2018. These net operating loss carry-forwards expire at various dates from 2030 through 2037.

We have research and development tax credit carry-forwards for federal income tax purposes of approximately $1,138,000 as of December 31, 2018 and research and development tax credit carry-forwards for state income tax purposes of approximately $487,000 as of December 31, 2018. The federal credit carry-forwards expire at various dates from 2019 through 2039. The state credit carry-forwards expire at various dates from 2023 through 2034.

In addition, we have federal alternative minimum tax credit carry-forwards for federal income tax purposes of approximately $217,000 as of December 31, 2018. These credits do not expire.

Our effective income tax (benefit) provision rate was different than the statutory federal income tax (benefit) provision rate as follows for the years ended December 31:

	2018	2017
Federal tax provision rate	21%	35%
Permanent differences	(0)%	0%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	0%	0%
Net operating loss carry back	0%	0%
Valuation allowance	(21)%	(35)%
Effective income tax provision	0%	0%

(8) Commitments and Contingencies

Operating Leases

As disclosed in Note 2, the Company early adopted ASC 842 to our existing leases. The Company has elected to apply the short-term lease exception to leases of one year or less. Consequently, as a result of adoption of ASC 842, we recognized an operating liability of $136,385 with a corresponding Right-Of-Use (“ROU”) asset of the same amount based on present value of the minimum rental payments of the lease which is included in non-current assets and long-term liabilities in the consolidated balance sheet. The discount rate used for leases accounted for under ASC 842 is the Company’s estimated borrowing rate of 25%.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 28, 2018, that expires December 31, 2019, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA to December 30, 2020. The lease requires monthly payments of $6,912 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

2019	82,953
2020	82,953
Thereafter	-
Total minimum payments required	$165,906

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2018 or 2017.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $40,000 in 2018 and $50,000 in 2019.

Severance and Change of Control Agreements

Each of Mr. Schumacher, and Drs. Ting, Lazarev, and Young, executive officers of the Company, are entitled to receive a severance payment if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

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

(9) Convertible Debt and Other Debt

Conversion of Notes

We issued 5,075.40 shares of our Series AA Convertible Preferred Stock in satisfaction of $12,688,635 of convertible promissory notes, Revolving Note and short-term loans issued:

Debt converted to stock
Current liabilities
Convertible Debentures, face value	$6,962,635
Revolving Note with interest	4,750,000
May 19, 2017 Promissory Note with interest	750,000
Other Notes with interest	226,000
Total debt converted during the year 2018	$12,688,635

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

In connection with the Subscription Agreement and Debenture, the Company entered into Security Agreements with the Purchasers whereby the Company agreed to grant to Purchasers an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, Warrants and the other Transaction Documents. On May 14 and June 11, 2018, the Company signed letter agreements with the Debenture holders as explained below that discharged all of the Company’s obligations within the Debenture Agreement

Conversion of Debentures

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

On June 11, 2018, the Company entered into additional Letter Agreements with 15 Debenture Holders whereby the Debenture Holders agreed to convert a total of $742,135 in principal and original issue discount due them under the Debentures into 296.80 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase 296,800 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions). The Debenture Holders also agreed to waive any and all defaults or events of default by the Company with respect to any failure by the Company to comply with any covenants contained in the Debentures. The fair value of $3,155 relating to the adjustment in exercise price was treated as a loan modification and recorded as a gain toward the extinguishment of debt.

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

On various dates for the year ended December 31, 2018, the Company issued 56,007 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through June 11, 2018 for an aggregate amount of $211,047. We recognized a $9,615 gain on extinguishment of debt for the year ended December 31, 2018 by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through June 11, 2018.

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

On various dates during the year ended December 31, 2018, the Company issued convertible notes for net proceeds of approximately $5.7 million which contained varied terms and conditions as follows: a) maturity dates ranging from 2 to 12 months; b) interest rates that accrue per annum ranging from 4% to 15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of $450,671 of the shares of common stock or warrants to purchase common stock issued with the notes was recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of December 31, 2018.

The specific terms of the convertible notes and outstanding balances as of December 31, 2018 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding Balance with OID	Original Issue Discount	Interest Rate	Conversion Price (Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
January 3, 2018	12 months	95,000	-	4,750	5%	-	2,000	-
January 16, 2018	12 months	131,250	-	-		-	6,250	-
January 19, 2018	6 months	150,000	-	-	10%	$7.50	6,000	12,267
February 9, 2018	6 months	100,000	-	-	15%	$7.50	23,500	-
February 15, 2018	6 months	100,000	100,000	-	15%	$7.50	9,000	10,474
March 12, 2018	6 months	85,000	-	1,150	5%	-	4,250	5,183
March 12, 2018	6 months	253,000	-	53,000	0%	-		28,722
April 11, 2018 [1]	6 months	100,000	100,000	4,000	15%	$7.50	20,000	7,218
April 23, 2018	6 months	103,000	-	-	12%	-	3,000	-
April 24, 2018	9 months	77,000	77,000	-	12%	$7.50	2,000	-
April 25, 2018	12 months	105,000	105,000	-	4%	$7.50	5,000	4,590
April 25, 2018	12 months	105,000	105,000	-	4%	$7.50	5,000	4,590
April 25, 2018	12 months	130,000	-	-	6%	$7.50	6,500	-
April 26, 2018	12 months	65,000	-	6,500	5%	-	2,000	-
May 9, 2018	12 months	250,000	-	-	10%	$7.50	12,500	26,466
May 11, 2018 [1]	6 months	161,250	161,250	11,250	15%	$7.50	10,000	-
May 14, 2018	9 months	50,000	-	2,500	15%	$7.50	2,500	3,704
May 17, 2018	12 months	380,000	380,000	15,200	8%	$7.50	15,200	43,607
May 23, 2018	9 months	103,000	-	-	12%	-	3,000	-
May 24, 2018	9 months	52,500	-	2,500	4%	-	-	2,075
May 25, 2018	12 months	78,750	-	-	4%	$7.50	3,750	3,112
May 30, 2018	2 months	150,000	150,000	-	8%	$7.50	-	6,870
June 4, 2018	12 months	75,000	75,000	7,500	5%	-	2,000	3,869
June 8, 2018 [1]	6 months	50,000	50,000	2,500	15%	$7.50	2,500	3,271
June 12, 2018	6 months	100,000	100,000	-	5%	$7.50	5,000	-
June 14, 2018	9 months	280,000	210,000	25,000	10%	-	5,000	17,573
June 16, 2018	9 months	130,000	101,500	-	5%	-	-	-
June 16, 2018 [1]	6 months	110,000	101,500	-	5%	-	-	-
June 26, 2018 [1]	3 months	150,000	75,000	-	15%	$7.50	-	20,242
June 28, 2018 [1]	6 months	50,000	50,000	-	15%	$7.50	-	10,518
July 2, 2018	12 months	125,000	-	-	4%	-	6,250	5,588
July 10, 2018	12 months	95,000	95,000	6,750	5%	-	-	-
July 13, 2018	9 months	103,000	103,000	-	12%	-	3,000	-
July 17, 2018 [1]	3 months	100,000	100,000	15,000	15%	$7.50	-	16,944
July 19, 2018	12 months	184,685	184,685	34,685	10%	$7.50	-	-
July 30, 2018	12 months	80,000	80,000	-	6%	$7.50	4,000	-
July 31, 2018	3 months	150,000	-	-	12%	$7.50	-	6,578
August 8, 2018	6 months	100,000	-	-	15%	$7.50	-	-
August 15, 2018	4 months	100,000	-	-	15%	$7.50	-	-
August 28, 2018	12 months	131,250	131,250	-	4%	-	6,250	4,443
September 7, 2018	6 months	85,000	85,000	-	5%	-	-	4,364
October 1, 2018	6 months	118,800	118,800	8,800	25%	$7.50	3,000
October 19, 2018	6 months	100,000	100,000	-	5%	$7.50
October 23, 2018	6 months	103,000	103,000		12%	-	3,000
October 29, 2018	6 months	77,000	77,000		12%	$7.50	2,000
November 5, 2018	6 months	105,000	105,000		4%	-	5,000	3,872
November 5, 2018	6 months	130,000	130,000		6%	$7.50	6,500
November 7, 2018	6 months	205,000	205,000		4%	$7.50	5,000	17,906
November 13, 2018	6 months	75,000	75,000	7,500	5%	-	2,000	4,656
November 13, 2018	6 months	200,000	200,000		15%	$7.50		30,026
November 21, 2018	9 months	103,000	103,000		12%	-	3,000
November 27, 2018	12 months	70,000	70,000		4%	-	2,500	1,922
December 26, 2018	2 months	150,000	150,000	3,750	5%	$7.50	3,750

		$6,460,485	$4,156,985	$212,335			$211,200	$310,650

1.) The notes were extended for an additional term.

For the year ended December 31, 2018, the Company recognized amortization expense related to the debt discounts indicated above of $1,517,394. The unamortized debt discounts as of December 31, 2018 related to the convertible debentures and other convertible notes amounted to $156,180.

Revolving Note Payable and May 19,2017 Promissory Note

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

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the year ended December 31, 2018 at substantially the same terms for extensions of six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on eleven loans. We recorded losses on debt extinguishment of $237,888 on these eleven loans by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The loss was primarily from the fair value of common stock issued in connection with these refinancings. The fees paid to the lenders which formed part of the $217,488 loss on debt extinguishment included the aggregate fair value of $150,438 for the shares issued with the new debt, the write-down of $5,883 for unamortized discounts remaining on the original debt and cash fees of $61,167.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2018:

2018
Balance at January 1,	$11,787,776
Issuance of convertible debt, face value	6,625,800
Deferred financing cost	(448,002)
Debt discount related to one-time interest charge	(187,311)
Contingent beneficial conversion feature on convertible note	(253,000)
Debt discount from warrants issued with debt	(162,023)
Debt discount from shares issued with the notes	(288,648)
Conversion of debt into equity	(10,962,634)
Payments	(3,522,000)
Accretion of interest and amortization of debt discount to interest expense through September 30,	1,410,847
Balance at December 31,	4,000,805
Less: current portion	4,000,805
Convertible debt, long-term portion	$-

Other Notes

On March 21, 2017, we received an eight-month, non-convertible loan of $170,000 from an accredited investor. The loan earns an annual interest rate of 10% and includes a 10% original issue discount. We also agreed to issue the investor 5,667 shares of restricted common stock. We recorded the fair value of the shares amounting to $35,079 as a debt discount that will be amortized to interest expense during the term of the loan. The loan still remains outstanding as of December 31, 2018 with a balance of $170,000. The lender extended the term to December 31, 2017 and further to March 31, 2018 in exchange for a total of 9,500 shares of common stock with a fair value of $28,490 recorded as interest expense. The lender further extended the term to April 30, 2018 then to September 30, 2018 in exchange for an aggregate of 7,200 shares of company stock. We fully amortized $52,079 of the original debt discount in the year ended December 31, 2017. We recorded a loss of $20,400 on extinguishment of debt relating to the fair value of common stock issued for the September 30 extension. The note was extended from September 30, 2018 to December 31, 2018 and the lender will receive 3,600 shares of Company common stock. The note was subsequently extended to June 30, 2019 and the lender will receive an additional 3,500 shares of Company common stock for each quarter the loan is outstanding.

On August 1, 2017, we signed a non-convertible installment loan with a lender. Under the agreement we received a loan of $75,000 with a weekly repayment of $3,500 until payment in full. The loan includes $18,750 representing an original issue discount, interest and fees resulting in a total payable of $93,750. The loan was paid off entirely as of December 31, 2018.

On September 12, 2017, we received a 9-month non-convertible loan of $225,000 from a privately-held investment firm. The loan earns an annual interest rate of 10%. The Company paid total fees of $25,000 including original issue discount and other costs related to this loan. We agreed to issue 3,333 shares at closing. We recorded the fair value of the shares as a debt discount that will be amortized to interest expense during the term of the loan. We amortized the entire debt discount of $38,000 as of December 31, 2018. In the event of default and at the option of the holder, the loan is convertible into common stock at a 35% discount to the average of the two lowest daily volume weighted average closing stock price for the 20 trading days prior to conversion. The loan was paid off entirely as of December 31, 2018.

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

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. Certain of these loans are guaranteed by an officer of the Company. The following table shows our Merchant Agreements as of December 31, 2018.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Deferred Finance Fees
February 27, 2018	110,000	147,400	-	921.25	1,650
April 11, 2018	140,000	187,600	-	1,275.00	2,800
May 11, 2018	180,000	243,000	-	1,518.75	2,599
May 15, 2018	180,000	244,800	-	1,530.00	3,600
June 29, 2018	140,000	190,400	-	1,269.33	2,100
July 16, 2018	180,000	246,600	-	1,790.00	3,600
October 18, 2018	550,000	725,800	447,839	3,630.00	5,500
December 18, 2018	250,000	335,000	243,593	1,675.00	3,912
	$1,730,000	$2,320,600	$691,432		$25,761

We amortized $112,429 and $312,870 of debt discounts during the year ended December 31, 2018 and 2017, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2018 was $9,118.

Related Party Notes

On March 14, 2018, we received a one-year, non-convertible loan of $50,000 from a related party (a member of the Company’s Board of Directors). This loan is included in net proceeds from non-convertible debt in the Statement of Cash Flows. The amount of $50,000 was converted on June 11, 2018 into 20 shares of Series AA Convertible Preferred Stock and a Warrant to purchase 20,000 shares of common stock. The $7,500 guaranteed interest on the loan was recorded as a debt discount and amortized over the term of the debt. The interest is outstanding as of December 31, 2018.

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

On October 26,2018 we received a short-term loan of $30,000 from an officer of the Company. The loan was repaid on October 29, 2018. There was no interest charged on this loan.

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

As of December 31, 2018, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding.

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

The Series D Convertible Preferred Stock will rank senior to the Company’s common stock with respect to payments made upon liquidation, winding up or dissolution. Upon any liquidation, dissolution or winding up of the Company, after payment of the Company’s debts and liabilities, and before any payment is made to the holders of any junior securities, the holders of Series D Convertible Preferred Stock will first be entitled to be paid $1,000 per share subject to adjustment for accrued but unpaid dividends.

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

Series K Convertible Preferred Stock

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

On June 11, 2018, the Company entered into a Letter Agreement with an accredited investor in which we agreed to issue 110.8 additional shares of Series AA Convertible Preferred Stock at $2,500 per share to the investor. The fair value was recorded as other charge of $340,257. We also issued 110,833 additional warrants with an exercise price of $3.50 and an expiration period of five years from the original issue date. The fair value was recorded as other charges of $312,637. The Company also amended 29,167 Warrants held by the Investor. The Company lowered the Warrants’ exercise price from $15.00 per share to $3.50 per share. The fair value of $10,236 relating to the reduction in exercise price was treated as an equity modification and recorded as a charge to other expenses.

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

During the quarter ended December 31, 2018, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 695 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $1,738,000. We issued to the investors warrants to purchase an aggregate 695,000 shares of common stock with an exercise price of $3.50 per share. In addition, in accordance with Letter Agreements with two investors, the Company issued an additional 83 shares of Series AA Convertible Preferred Stock and 82,333 warrants with a value of $358,932. The placement agent for this transaction received 148,160 warrants with a value of $277,277.

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

We analyzed these warrants and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $9,928,734 into equity relating to the 6,877,728 warrants and 274,660 broker warrants issued.

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $12,881,899 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation.

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

 At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2018, options to acquire 366,734 shares were outstanding under the Plan with 2,633,266 shares available for future grant under the 2013 Plan.

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

On July 18, 2018, the Board of Directors approved the immediate termination of 244,467 outstanding stock options held by current officers, employees and board members (32,605 stock options under the 2005 Plan, 81,925 stock options under the 2013 Plan, and 129,937 stock options under the 2015 Plan) and the issuance of new stock options to the same holders with an exercise price of $3.40 per share equal to the closing market price on July 18, 2018 and an expiration date of July 18, 2028. The new stock options for board members will vest 1/12th per month for 12 months. The new stock options for officers and employees will vest 1/36th per month for 36 months. The 2005 Plan expired in 2015 so of the 32,605 terminated stock options, 16,641 stock options were issued under the 2013 Plan and 15,964 stock options were issued under the 2015 Plan (in addition to the reissuance of 81,925 stock options under the 2013 Plan, and 129,937 stock options under the 2015 Plan). The Board of Directors also awarded 101,267 stock options to officers, employees and board members separately based on the annual compensation committee recommendation. Of the 101,267 stock options issued, 51,934 stock options were issued under the 2013 Plan and 49,333 stock options were issued under the 2015 Plan.

On November 5, 2018 the Board of Directors approved the closing of the 2015 Plan and moved the 203,734 options outstanding in the 2015 Plan into the 2013 Plan which was then the only option plan still active. The unamortized expense related to this transfer is $108,400 which will be amortized over the remaining life of the options.

On November 5 The Board of Directors also awarded 25,000 options to an officer separately based on the annual compensation committee recommendation. These options have an exercise price of $3.40 and value of $3.07 as determined under a Black Scholes method.

We evaluated this exchange and concluded that it was a modification under ASU 2017-09. Under ASU 2017-09, a cancelled equity award accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a modification of the terms of the cancelled award. Therefore, incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date in accordance with paragraph ASC 718-20-35-3. The total compensation cost measured at the date of a cancellation and replacement shall be the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement. The compensation value created by the termination and issuance of new stock options, as determined under the Black Scholes method, was approximately $759,469 and under ASU 2017-09 results in a non-cash expense in current and future periods not to exceed the vesting periods of the stock options.

As of December 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $801,885, which is expected to be recognized over weighted average period of 1.15 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2018, based on the December 31, 2018 closing stock price of $2.25, was $0.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, January 1, 2017	175,642	$12.60	881,989	$12.00	1,057,631	991,032
Granted	87,198	8.40	245,661	11.14	332,859
Exercised	-	-	(19,889)	7.50	(19,889)
Expired	(3,202)	30.00	(208,219)	11.46	(211,421)
Forfeited	(11,946)	9.82	-	-	(11,946)
Balance outstanding, December 31, 2017	247,692	$10.95	899,542	$12.03	1,147,23431	1,073,850
Granted	574,468	3.39	6,877,948	3.50	7,452,416
Exercised	-	-	-	-	-
Expired	(334)	30.00	(12,669)	12.00	(13,003)
Forfeited	(455,092)	7.49	-	-	(455,092)
Balance outstanding, December 31, 2018	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$2.00 - $3.40	366,734	9.8	$3.40	69,292	9.8	$3.40
$2.00 - $3.40	366,734	9.8	$3.40	69,292	9.8	$3.40

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

Common Stock Issuances

On various dates in the year ended December 31, 2018 the Company issued a total of 341,324 shares of restricted common stock at a fair value of $1,005,941 to accredited investors. 64,652 of the shares with a fair value of $220,952 were issued to existing holders of convertible loans who agreed to extend the terms of the loans for another six months; 88,311 shares with a fair value of $288,648 were issued in conjunction with the signing of new convertible loans; 68,000 shares with a fair value of $238,120 were issued for services rendered; 44,000 shares were issued upon the conversion of 44 shares of Series AA Convertible Preferred Stock; and 76,361 shares with a fair value of $258,221 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock.

(11) Subsequent Events

From December 31, 2018 through March 1, 2019 the Company has issued fourteen Convertible notes for a total of $1,677,063. The notes carry interest at rates ranging from 4% to 18% and are for terms of six to twelve months. The Company also extended the maturity dates of loans due January 19, 2019 to July 19, 2019, loans due February 1, 2019 to May 1, 2019, loans due February 8, 2019 to August 8, 2019, loans due February 26, 2019 to May 26, 2019 and loans due March 15, 2019 to September 15, 2019. On March 1, 2019 the Company entered into a merchant loan agreement for $600,000.

From December 31, 2018 through March 28, 2019 the Company issued 560 shares of Series AA Convertible Preferred Stock at $2,500 per share and received $1,260,000 net of $140,000 of broker fees. Each share of Series AA Convertible Preferred Stock carries 1,000 warrants to purchase Common Stock at $3.50 per share and is convertible into 1,000 shares of Common Stock.

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

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2018, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2018, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2018.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	68	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director		2020

Jeffrey N. Peterson	63	Chairman of the Board	Audit, Compensation, Nominating	2021

Dr. Mickey Urdea	66	Director	Scientific Advisory Board	2021

Vito J. Mangiardi	70	Director	Audit, Compensation, Nominating	2019

Kevin A. Pollack	48	Director	Audit, Compensation, Nominating	2019

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each nominee described below, led to our conclusion that the person should serve as a director in light of our business and structure:

Mr. Richard T. Schumacher, the founder of the Company, has served as a director of the Company since 1978. He has served as the Company’s Chief Executive Officer since April 16, 2004, President since September 14, 2004, and Interim Chief Financial Officer since February 13, 2019. He previously served as Chief Executive Officer and Chairman of the Board of the Company from 1992 to February 2003. From July 9, 2003 until April 14, 2004 he served as a consultant to the Company pursuant to a consulting agreement. He served as President of the Company from August 1978 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was a research scientist and clinical laboratory director at the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

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

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. From 2017 to 2018, Mr. Pollack served as an advisor to Opiant Pharmaceuticals, Inc. (OPNT-NASDAQ), a specialty pharmaceutical company developing pharmacological treatments for substance use, addictive, and eating disorders. He previously served as its Chief Financial Officer and as a member of its Board of Directors from 2012 until 2017. He also serves as President of Short Hills Capital LLC, where he provides a range of services. Previously, Mr. Pollack worked in asset management at Paragon Capital LP, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance, and mergers and acquisitions. He currently sits on the Board of Directors of MagneGas Corporation (MNGA-NASDAQ), the developer of a technology that converts liquid waste into a hydrogen-based metal-working fuel and natural gas alternative. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

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

Name	Age	Position
Richard T. Schumacher	68	President, Chief Executive Officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	65	Senior Vice President of Engineering
Nathan P. Lawrence, Ph.D.	64	Vice President of Marketing
Alexander Lazarev, Ph.D.	54	Vice President of Research and Development
Joseph L. Damasio, Jr.	44	Vice President of Finance, Chief Financial Officer
Bradford A. Young	50	Chief Commercial Officer

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

Dr. Bradford A. Young joined us as Senior Vice-President and Chief Commercial Officer in November 2018. Prior to joining the Company, Dr. Young provided executive level consulting and leadership roles to biomedical technology, diagnostic and pharmaceutical companies for strategic planning, product development and commercialization. Dr. Young’s background includes entrepreneurial experience as the Founder and CEO of AddisonField Corporation, a biotechnology company developing and commercializing consumer health products, and as Vice President of Business Development for Nodality, a pharmaceutical services company providing disease and drug profiling services in oncology and autoimmune diseases. Prior to Nodality, Dr. Young served as Director of Market and Business Development for Quest Diagnostics, a leading clinical reference laboratory, and as Head of Market Development for Celera, a pioneer in personalized medicine. Dr. Young serves on the Board of Directors of Liquid Biotech, Inc., a circulating tumor cell diagnostic company and on the Selection Committee for SPADA, the Stanford Predictives and Diagnostics Accelerator program. Dr. Young earned his Ph.D. from the University of Maryland, School of Medicine and his M.B.A. from the University of California, Berkeley, Haas School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2018 were made on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2018 and 2017 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2018; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2018.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2018	$310,954	$-	$-	$34,840	$-	$11,469	$357,263
President, CEO	2017	300,583	-	-	142,285	-	11,079	453,947

Edmund Ting, Ph.D.	2018	207,580	-	-	7,665	-	1,227	216,472
Senior Vice President of	2017	207,100	-	-	31,303	-	1,227	239,630
Engineering

Alexander Lazarev, Ph.D.	2018	173,915	-	-	6,968	-	7,754	188,637
Vice President of	2017	173,880	-	-	28,457	-	7,739	210,076
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2018 or 2017.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2018, for the relevant assumptions used to determine the valuation of stock option grants.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Richard T. Schumacher	1,389	8,611	$3.40	7/18/2028
President, CEO	13,633	84,534	$3.40	12/19/2028

Edmund Y. Ting, Ph.D	2,942	18,243	$3.40	7/18/2028
Senior Vice President of Engineering	764	4,736	$3.40	12/19/2028

Alexander V. Lazarev, Ph.D	2,475	18,526	$3.40	7/18/2028
Vice President of Research & Development	694	4,306	$3.40	12/19/2028

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2013 Equity Incentive Plan. On July 18, 2018 all outstanding options were repriced and re-issued pursuant to this plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

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

Severance Arrangements

Each of Mr. Schumacher, Dr. Ting, Dr. Lazarev, and Dr. Young, executive officers of the Company, are entitled to receive a severance payment if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

Change-in-Control Arrangements

Pursuant to severance agreements with each of Mr. Schumacher, Dr. Ting, Dr. Lazarev and Dr. Young, each such executive officers, is entitled to receive a change of control payment in an amount equal to one year (other than Mr. Schumacher) of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of our Company. In the case of Mr. Schumacher, his payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2018.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)	Option Awards ($)(2)(3)	Total ($)
Vito J. Mangiardi	70,000	-	6,129	76,129
Jeffrey N. Peterson	107,500	-	10,216	117,716
Kevin A. Pollack	72,500	-	6,129	78,629
Michael S. Urdea, Ph. D.	50,000	-	3,859	53,859

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and fees ranging from $5,000 to $20,000 for chairing and attending committee meetings in 2018. Mr. Peterson currently earns $20,000 per quarter as chairman of the board of directors. There is no limit to the number of board of directors or committee meetings that may be called.

(2) Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2018, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2018 that have been issued as director compensation.

Name	Aggregate Number of Stock Options Outstanding

Vito J. Mangiardi	17,602
Jeffrey N. Peterson	30,078
Kevin A. Pollack	17,602
Michael S. Urdea, Ph. D.	13,018

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2018. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of April 12, 2019 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 1,699,243 shares of our common stock issued and outstanding as of April 12, 2019. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 12, 2019, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard T. Schumacher(1)	81,486	4.79%
Jeffrey N. Peterson(2)	79,389	4.67%
Kevin A. Pollack(3)	73,756	4.34%
Michael S. Urdea(4)	66,541	3.92%
Vito J. Mangiardi(5)	34,399	2.02%
Edmund Y. Ting, Ph.D.(6)	7,487	.44%
Alexander V. Lazarev, Ph.D.(7)	6,120	.33%
All other officers	9,722	.53%

All Executive Officers and Directors as a Group (8)	358,900	17.04%

1)	Includes (i) 27,042 shares of Common Stock issuable upon exercise of options; (ii) 9,991 shares of Common Stock issuable upon the exercise of warrants and (iii) 8,800 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 35,653 shares of Common Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

2)	Includes (i) 22,458 shares of Common Stock issuable upon exercise of options; (ii) 22,500 shares of Common Stock issuable upon the exercise of warrants; (iii) 20,000 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 14,431 shares of Common Stock.

3)	Includes (i) 13,142 shares of Common Stock issuable upon exercise of options; (ii) 23,278 shares of Common Stock issuable upon exercise of warrants; (iii) 20,500 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 16,001 shares of Common Stock.

4)	Includes (i) 9,728 shares of Common Stock issuable upon exercise of options; (ii) 22,939 shares of Common Stock issuable upon exercise of warrants; (iii) 20,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 13,674 shares of Common Stock.

5)	Includes (i) 13,142 shares of Common Stock issuable upon exercise of options; (ii)4,996 shares of Common Stock issuable upon exercise of warrants; (iii) 4,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 11,861 shares of Common Stock.

6)	Includes (i) 6,672 shares of Common Stock issuable upon exercise of options and (ii) 815 shares of Common Stock.

7)	Includes (i) 5,710 shares of Common Stock issuable upon exercise of options and (ii) 410 shares of Common Stock.

8)	Includes (i) 106,852 shares of Common Stock issuable upon exercise of options; (ii) 83,704 shares of Common Stock issuable upon the exercise of warrants; (iii) 73,900 shares of Common Stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 94,444 shares of Common Stock.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2018 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2013 Equity Incentive Plan	366,734	$3.40	2,633,266

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2017 to which we have been or will be a party in which the amount involved exceeded or will exceed $ (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive compensation.”

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

Related Party Notes

On March 14, 2018, we received a one-year, non-convertible loan of $50,000 from a related party (a member of the Company’s Board of Directors). This loan is included in net proceeds from non-convertible debt in the Statement of Cash Flows. The amount of $50,000 was converted on June 11, 2018 into 20 shares of Series AA Convertible Preferred Stock and a Warrant to purchase 20,000 shares of common stock. The $7,500 guaranteed interest on the loan was recorded as a debt discount and amortized over the term of the debt. The interest is outstanding as of December 31, 2018.

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

On October 26, 2018 we received a short-term loan of $30,000 from an officer of the Company. We repaid the loan in full on October 29, 2018. There was no interest charged on this loan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2018.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2018 and 2017:

	Fiscal 2018 Fees	Fiscal 2017 Fees
Audit Fees	$132,170	$118,549
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$132,170	$118,549

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Company.	S-1	3.1	10/08/1996
3.2	Articles of Amendment to Restated Articles of the Organization of the Company	10-Q	3.1	11/23/2004
3.3	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/18/2009
3.4	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	04/12/2011
3.5	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	11/10/2011
3.6	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	01/04/2013
3.7	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/13/2013
3.8	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/12/2013
3.9	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/05/2014
3.10	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/31/2014
3.11	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	07/28/2015
3.12	Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019.	8-K	3.1	02/15/2019
3.13	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	10/08/1996
3.14	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	3/31/2003
4.1	Specimen Certificate for Shares of the Company’s common stock	10-KSB	4.1	04/22/2005

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
4.2	Form of Debenture	8-K	4.1	07/28/2015
4.3	Form of Warrant	8-K	4.2	07/28/2015
4.4	Form of Debenture	8-K	4.1	4/24/2017
4.5	Form of Warrant issued in connection with debt conversion	8-K	4.1	06/15/2018
10.1	Technology Transfer and Patent Assignment Agreement dated October 7, 1996, between Bioseq, Inc. and BioMolecular Assays, Inc.	10-K	10.11	03/27/2008
10.2	Amendment to Technology Transfer and Patent Assignment Agreement dated October 8, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	10-K	10.12	03/27/2008
10.3	Nonexclusive License Agreement dated September 30, 1998 between Bioseq, Inc. and BioMolecular Assays, Inc.	10-K	10.13	03/27/2008
10.4	Subscription Agreement	8-K	10.1	07/28/2015
10.5	Security Agreement	8-K	10.2	07/28/2015
10.6	Promissory Note, dated October 26, 2016	8-K	10.1	11/03/2016
10.7	2005 Equity Incentive Plan.*	S-8	99.1	09/26/2005
10.8	Amendment No. 1 to 2005 Equity Incentive Plan*	8-K	10.1	09/29/2008
10.9	Description of Compensation for Certain Directors*	10-K	10.5	03/27/2008
10.10	Severance Agreement between the registrant and Richard T. Schumacher*	10-K	10.6	03/27/2008
10.11	Form of Severance Agreement including list of officers to whom provided*	10-K	10.7	03/27/2008
10.12	2013 Equity Incentive Plan.*	S-8	4.1	04/24/2015
10.13	2015 Nonqualified Stock Option Plan.*	10-K	10.13	03/22/2017
10.14	Securities Purchase Agreement	10-Q	10.1	11/14/2016
10.15	Securities Purchase Agreement, dated March 14, 2017	8-K	10.1	04/24/2017
10.16	Letter Agreement, dated April 19, 2017	8-K	10.2	04/24/2017
10.17	Amendment to the July 1, 2016 $200,000 Convertible Note between Vision Capital and Pressure BioSciences, Inc.	10-Q	10.1	05/15/2017
10.18	Securities Purchase Agreement dated March 14, 2017	10-Q	10.2	05/15/2017
10.19	Amendment Number 1 to October 26 Promissory Note, dated May 2, 2017	8-K	10.1	05/26/2017
10.20	Promissory Note, dated May 19, 2017	8-K	10.2	05/26/2017
10.21	Asset Purchase Agreement between Pressure BioSciences, Inc. and BaroFold, Inc., dated December 12, 2017.	8-K	10.1	12/18/2017
10.22	Amendment Number 2 to October 26 Promissory Note, dated May 2, 2017	10-K	10.22	04/02/2018
10.23	Amendment Number 3 to October 26 Promissory Note, dated January 30, 2018	10-Q	10.1	05/15/2018
10.24	Form of Letter Agreement to Convert May 2017 Promissory Note	8-K	10.1	06/15/2018
10.25	Form of Letter Agreement to Convert Debentures	8-K	10.2	06/15/2018
10.26	Form of Letter Agreement to Convert Line of Credit	8-K	10.3	06/15/2018
21.1	List of Subsidiaries				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*Management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2019	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	April 16, 2019
Richard T. Schumacher	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 16, 2019
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 16, 2019
Michael S. Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 16, 2019
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 16, 2019
Kevin A. Pollack

