Form 10-Q
period 2019-03-31
PRESSURE BIOSCIENCES INC
filed 2019-05-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of May 15, 2019 was 1,852,691.

PRESSURE BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$269,714	$103,118
Accounts receivable	443,162	474,830
Inventories, net of $273,547 reserve at March 31, 2019 and at December 31, 2018	753,132	765,478
Prepaid expenses and other current assets	183,341	170,734
Total current assets	1,649,349	1,514,160
Investment in equity securities	16,643	16,643
Property and equipment, net	79,932	69,272
Right of use asset	122,792	136,385
Intangible assets, net	641,827	663,462
TOTAL ASSETS	$2,510,543	$2,399,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$474,418	$658,856
Accrued employee compensation	394,980	456,932
Accrued professional fees and other	1,172,115	1,112,995
Other current liabilities	1,584,507	1,233,325
Deferred revenue	36,952	20,623
Operating lease liability	63,614	59,799
Convertible debt, net of unamortized debt discounts of $239,675 and $156,180, respectively	4,504,188	4,000,805
Other debt, net of unamortized discounts of $10,011 and $9,118, respectively	944,374	852,315
Related party debt other	15,000	15,000
Total current liabilities	9,190,148	8,410,650
LONG TERM LIABILITIES
Operating lease liability, net of current portion	59,178	76,586
Deferred revenue	33,958	37,757
TOTAL LIABILITIES	9,283,284	8,524,993
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,059 and 6,499 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	71	65
Common stock, $.01 par value; 100,000,000 shares authorized; 1,768,492 and 1,684,182 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	17,685	16,842
Warrants to acquire common stock	20,706,539	19,807,247
Additional paid-in capital	40,640,273	39,777,301
Accumulated deficit	(68,138,321)	(65,727,538)
Total stockholders’ deficit	(6,772,741)	(6,125,071)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,510,543	$2,399,922

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March,
	2019	2018
Revenue:
Products, services, other	$510,240	$585,244
Grant revenue	-	25,530
Total revenue	510,240	610,774

Costs and expenses:
Cost of products and services	309,712	324,789
Research and development	264,704	324,976
Selling and marketing	188,215	274,468
General and administrative	1,144,421	794,605
Total operating costs and expenses	1,907,052	1,718,838

Operating loss	(1,396,812)	(1,108,064)

Other (expense) income:
Interest expense, net	(512,706)	(872,328)
Other expense	(104,845)	(250,817)
Impairment loss on investment	-	(4,730)
(Loss) Gain on extinguishment of debt	(40,810)	4,285
Total other expense	(658,361)	(1,123,590)

Net loss	(2,055,173)	(2,231,654)

Deemed dividends on beneficial conversion feature	(1,060,199)	-
Preferred stock dividends	(355,610)	-
Net loss attributable to common shareholders	(3,470,982)	2,231,654

Net loss per share – basic and diluted	$(2.01)	$(1.64)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,723,557	1,363,326

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,055,173)	$(2,231,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Right of use asset	13,593	-
Common stock issued for debt extension	-	28,490
Depreciation and amortization	23,590	23,499
Accretion of interest and amortization of debt discount	103,933	459,232
Inventory reserve recovery	-	(19,950)
Loss/(gain) on extinguishment of debt	40,810	(4,285)
Stock-based compensation expense	245,392	86,020
Shares issued for services	168,000	-
Shares issued with debt	-	7,800
Impairment loss on investment	-	4,730
Changes in operating assets and liabilities:
Accounts receivable	31,668	(115,736)
Inventories	12,346	(14,795)
Prepaid expenses and other assets	(12,606)	22,886
Accounts payable	(184,438)	51,823
Accrued employee compensation	(61,952)	(15,668)
Operating lease liability	(13,593)	-
Deferred revenue and other accrued expenses	70,506	440,096
Net cash used in operating activities	(1,617,924)	(1,277,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(12,615)	-
Net cash used in investing activities	(12,615)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving note payable	-	460,000
Net proceeds from preferred stock	1,260,000	-
Net proceeds from convertible debt	1,490,368	819,350
Net proceeds from non-convertible debt – third party	644,000	298,600
Net proceeds from non-convertible debt – related party	-	50,000
Payments on convertible debt	(1,040,185)	(102,500)
Payments on non-convertible debt	(557,048)	(247,809)
Net cash provided by financing activities	1,797,135	1,277,641

NET INCREASE IN CASH	166,596	129
CASH AT BEGINNING OF YEAR	103,118	81,033
CASH AT END OF PERIOD	$269,714	$81,162

SUPPLEMENTAL INFORMATION
Interest paid in cash	$299,192	$120,970
NON CASH TRANSACTIONS:
Common stock issued in lieu of cash for interest	-	80,755
Common stock issued with debt	50,733	51,463
Discount from warrants issued with convertible debt	-	118,416
Discount from one-time interest	-	72,500
Preferred stock dividend	355,610	-
Deemed dividend-beneficial conversion feature	1,060,199	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2017	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	68.	$-	-	1,342,858	$13,429	$9,878,513	$30,833,549	$-	$(55,349,299)	$(14,622,796)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	86,020	-	-	86,020
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Down round feature triggered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of debt and interest for preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,606	226	-	80,529	-	-	80,755
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common Stock issued for debt extension															7,000	70	-	28,420	-	-	28,490
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,750	157	-	59,106	-	-	59,263
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	118,416	-	-	-	118,416
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,231,654)	(2,231,654)
BALANCE, March 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	-	$-	1,388,214	$13,882	$9,996,929	$31,087,624	$-	$(57,580,953)	$(16,481,506)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	65	6,499	65.00	1,684,184	$16,842	$19,807,247	$39,777,301		$(65,727,538)	$(6,125,071)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	245,392	-	-	245,392
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	(355,610)	(355,610)
Warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	500		167,500	-	-	168,000
Conversion of debt and interest for preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199

Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199
Conversion of Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	560	6	-	-	738,528	661,466	-	-	1,400,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,764	(300,764)	-	-	(140,000)
Common Stock issued for debt extension															16,350	164	-	38,824	-	-	38,988
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,958	180	-	50,553	-	-	50,733
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,055,173)	(2,055,173)
BALANCE, March 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,059	$71	1,768,492	$17,685	$20,706,539	$40,640,273	$-	$(68,138,321)	$(6,772,741)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the three months ended March 31, 2019 or in fiscal year 2018.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2019, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 6 and 7. In addition we raised cash through debt and equity financing after March 31, 2019 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Interim Financial Reporting

The accompanying unaudited consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 16, 2019.

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

In accordance with FASB ASC 842, Leases, we account for our lease agreements under the operating method. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ for our instrument leases, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)
Primary geographical markets	Q1 2019	Q1 2018
North America	224	365
Europe	40	155
Asia	246	91
	510	611

Major products/services lines	Q1 2019	Q1 2018
Instruments	138	420
Grants	0	25
Consumables	62	75
Others	310	91
	510	611

Timing of revenue recognition	Q1 2019	Q1 2018
Products transferred at a point in time	501	576
Products and services transferred over time	9	35
	510	611

Contract balances

In thousands of US dollars ($)	March 31, 2019	December 31, 2018
Receivables, which are included in ‘Accounts Receivable’	443	475
Contract liabilities (deferred revenue)	71	59

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2019	2020	2021	Total
Extended warranty service	37	34	-	71

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2019 and 2018. The Top Five Customers category may include federal agency revenues if applicable.

	For the Three Months Ended
	March 31,
	2019	2018
Top Five Customers	73%	40%
Federal Agencies	18%	4%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2019 and December 31, 2018. The Top Five Customers category may include federal agency receivable balances if applicable.

	March 31, 2019	December, 31, 2018
Top Five Customers	77%	54%
Federal Agencies	18%	5%

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

Although we currently manufacture and assemble the Barozyme HT48, Barocycler® HUB440, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility, we plan to take advantage of outsourced manufacturing relationships such as that with CBM and outsource manufacturing of the entire Barocycler® product line, future instruments, and other products to CBM.

Investment in Equity Securities

As of March 31, 2019, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 321 “Investments —Equity Securities”. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. On March 31, 2019, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $17,000. We recorded $3,182 as realized losses in 2018 for the changes in market value.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to common shareholders	$(3,470,982)	$(2,231,654)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	1,723,557	1,363,326

Loss per common share – basic and diluted	$(2.01)	$(1.64)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H and H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms.

	As of March 31,
	2019	2018
Stock options	366,734	247,136
Convertible debt	471,015	1,020,603
Common stock warrants	8,380,875	928,541
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	7,059,822	-
	16,778,238	2,696,072

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

The Company recognized stock-based compensation expense of $245,392 and $86,020 for the three months ended March 31, 2019 and 2018, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2019	2018
Cost of sales	$8,316	$-
Research and development	34,624	15,499
Selling and marketing	22,119	7,197
General and administrative	180,333	63,324
Total stock-based compensation expense	$245,392	$86,020

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019:

		Fair value measurements at March 31, 2019 using:
	March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018:

		Fair value measurements at December 31, 2018 using:
	December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

Adoption of ASU No. 2016-02

The Company has early adopted ASU No. 2016-02, Leases (Topic 842). The amendment requires companies to recognize leased assets and liabilities on the balance sheet and to disclose key information regarding lease arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, after December 15, 2018. Early application of this amendment is permitted for all entities. While we do not anticipate that going forward, leases will be material to our balance sheet, we chose to early-adopt as of December 31, 2018. We have one lease that is required to be included on our balance sheet under the new standard. This lease is an operating lease and, therefore, will have no income statement impact resulting from the adoption of this standard.

5)	Commitments and Contingencies

Operating Leases

As disclosed in Note 4, the Company early adopted ASC 842 to our existing leases. The Company has elected to apply the short-term lease exception to leases of one year or less. Consequently, as a result of adoption of ASC 842, we recognized an operating liability of $136,385 with a corresponding Right-Of-Use (“ROU”) asset of the same amount based on present value of the minimum rental payments of the lease which is included in non-current assets and long-term liabilities in the consolidated balance sheet. The discount rate used for leases accounted for under ASC 842 is the Company’s estimated borrowing rate of 25%.

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

We extended our lease for our space in Medford, MA to December 30, 2020. The lease requires monthly payments of $7,130.50 subject to annual cost of living increases. The lease can be extended by the Company for an additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

Rental costs are expensed on a straight-line basis subject to future cost of living increases that are not known until the anniversary date of each year. During the three months ended March 31, 2019 and 2018 we incurred $44,241 and $46,723 in rent expense, respectively for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2019:

2019	$62,215
2020	82,953
2021
2022	-
Thereafter	-
$145,168

6)	Convertible Debt and Other Debt

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

On various dates during the quarter ended March 31, 2019, the Company issued convertible notes for net proceeds of approximately $1.5 million which contained varied terms and conditions as follows: a) maturity dates ranging from 2 to 12 months; b) interest rates that accrue per annum ranging from 4% to 15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of $47,459 of the shares of common stock to purchase common stock issued with the notes was recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of March 31, 2019.

The specific terms of the convertible notes and outstanding balances as of March 31, 2019 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding Balance with OID	Original Issue Discount	Interest Rate	Conversion Price (Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
February 15, 2018 [1]	6 months	100,000	100,000	-	15%	$7.50	9,000	10,474
April 11, 2018 [1]	6 months	100,000	100,000	4,000	15%	$7.50	20,000	7,218
April 24, 2018 [1]	9 months	77,000	77,000	-	12%	$7.50	2,000	-
April 25, 2018 [1]	12 months	105,000	105,000	-	4%	$7.50	5,000	4,590
April 25, 2018 [1]	12 months	105,000	105,000	-	4%	$7.50	5,000	4,590
May 17, 2018 [1]	12 months	380,000	380,000	15,200	8%	$7.50	15,200	43,607
May 30, 2018 [1]	2 months	150,000	100,000	-	8%	$7.50	-	6,870
June 4, 2018	12 months	75,000	75,000	7,500	5%	-	2,000	3,869
June 8, 2018 [1]	6 months	50,000	50,000	2,500	15%	$7.50	2,500	3,271
June 12, 2018 [1]	6 months	100,000	100,000	-	5%	$7.50	5,000	-
June 16, 2018 [1]	9 months	130,000	101,500	-	5%	-	-	-
June 16, 2018 [1]	6 months	110,000	101,500	-	5%	-	-	-
June 26, 2018 [1]	3 months	150,000	75,000	-	15%	$7.50	-	20,242
June 28, 2018 [1]	6 months	50,000	50,000	-	15%	$7.50	-	10,518
July 17, 2018 [1]	3 months	100,000	100,000	15,000	15%	$7.50	-	16,944
July 19, 2018	12 months	184,685	150,000	34,685	10%	$7.50	-	-
September 7, 2018 [1]	6 months	85,000	75,000	-	5%	-	-	4,364
October 1, 2018	6 months	118,800	118,800	8,800	25%	$7.50	3,000
October 19, 2018	6 months	100,000	100,000	-	5%	$7.50
October 23, 2018	6 months	103,000	103,000		12%	-	3,000
October 29, 2018	6 months	77,000	77,000		12%	$7.50	2,000
November 5, 2018	6 months	105,000	105,000		4%	-	5,000	3,872
November 5, 2018	6 months	130,000	130,000		6%	$7.50	6,500
November 7, 2018	6 months	205,000	205,000		4%	$7.50	5,000	17,906
November 13, 2018	6 months	75,000	75,000	7,500	5%	-	2,000	4,656
November 13, 2018	6 months	200,000	185,000		15%	$7.50		30,026
November 21, 2018	9 months	103,000	103,000		12%	-	3,000
November 27, 2018	12 months	70,000	70,000		4%	-	2,500	1,922
January 2, 2019	12 months	125,000	125,000		4%	$7.50	6,250	6,620
January 9, 2019	12 months	105,000	105,000		4%	$7.50	5,000	2,416
January 9, 2019	12 months	118,750	118,750		5%	$7.50	8,750
January 11, 2019	9 months	103,000	103,000		8%	-	3,000
January 31, 2019	12 months	100,000	100,000		6%	$7.50	5,000
January 31, 2019	12 months	108,000	108,000	8,000	4%	$7.50	3,000
February 8, 2019	12 months	237,500	237,500	14,750	5%	$7.50	7,000
February 21, 2019	12 months	215,000	215,000		4%	$7.50	15,000	18,582
February 22, 2019	12 months	65,500	65,000	6,500	5%	$7.50	2,000	4,198
February 22, 2019	9 months	115,563	115,563	8,063	7%	$7.50	2,500
February 27, 2019	10 months	103,000	103,000		8%	-	3,000
March 18, 2019	6 months	100,000	100,000		4%	$7.50	-	10,762
March 19, 2019	12 months	131,250	131,250		4%	$7.50	6,250	4,509
		$4,966,048	$4,743,863	$132,498			$164,450	$242,046

1) The notes were extended for an additional term.

For the three months ended March 31, 2019, the Company recognized amortization expense related to the debt discounts indicated above of $101,752. The unamortized debt discounts as of March 31, 2019 related to the convertible debentures and other convertible notes amounted to $239,675.

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

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the quarter ended March 31, 2019 at substantially the same terms for extensions of six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on three loans. We recorded losses on debt extinguishment of $40,810 per income statement on these three loans by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The loss was primarily from the fair value of common stock issued in connection with these refinancings and cash fees paid.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2019:

2019
Balance at January 1,	$4,000,805
Issuance of convertible debt, face value	1,627,063
Deferred financing cost	(136,695)
Debt discount from shares issued with the notes	(48,552)
Payments	(1,040,185)
Accretion of interest and amortization of debt discount to interest expense	101,752
Balance at March 31,	4,504,188
Less: current portion	4,504,188
Convertible debt, long-term portion	$-

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

In January 2019, we received a non-convertible loan for $50,000 from a private investor. The loan includes a six-month term and 15% guaranteed interest.

On January 1, 2019, the Company and the holder of the $170,000 convertible loan issued in May 2017 agreed to extend the terms of the loan until September 30, 2019. The Company agreed to issue 1,200 shares of its common stock per month while the note remains outstanding. The loan will continue to earn 10% annual interest.

On February 28, 2019 we signed a Merchant Agreement with a lender. Under the agreement we received $600,000, of which approximately $349,000 was used to pay off the outstanding balances on two merchant agreements, in exchange for rights to all customer receipts until the lender is paid $804,000, which is collected at the rate of $4,020.00 per business day. The $240,000 imputed interest will be recorded as interest expense when paid each day. Fees of $6,000 were deducted from the initial advance. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

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

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. Certain of these loans are guaranteed by an officer of the Company. The following table shows our Merchant Agreements as of March 31, 2019.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Deferred Finance Fees
December 18, 2018	250,000	335,000	181,533	1,675.00	3,912
February 28, 2019	600,000	804,000	552,853	4,020.00	6,000
	$2,330,000	$3,124,600	$734,386		$31,761

We amortized $2,181 and $33,368 of debt discounts during the three months ended March 31, 2019 and 2018, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of March 31, 2019 was $10,011.

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

As of March 31, 2019, there were no shares of Junior A, and Series A, B, C, E and AA issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2018 for the pertinent disclosures of preferred stock.

Series AA Convertible Preferred Stock and Warrants

During the three months ended March 31, 2019, the Company entered into Securities Purchase Agreements with shareholders pursuant to which the Company sold an aggregate of 560 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase Price of $1,400,000. Each share of Series AA Convertible Preferred Stock will receive a cumulative dividend at the annual rate of eight percent (8%) payable quarterly commencing on March 31, 2019 on those shares of Series AA Convertible Preferred Stock purchased from the Company. Broker fees amounted to $140,000.

We issued to the shareholders warrants to purchase 560,000 shares of common stock with an exercise price of $3.50 per share. The Warrant will expire on the fifth-year anniversary after issuance. The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series AA Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued.

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

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2019, options to acquire 366,734 shares were outstanding under the Plan with 2,633,266 shares available for future grant under the 2013 Plan.

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

As of March 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $714,218, which is expected to be recognized over weighted average period of 1.03 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2019, based on the March 29, 2019 closing stock price of $3.51, was $156,349.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 12/31/18	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570
Granted	-	-	616,000	3.50	616,000
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Balance outstanding, 3/31/2019	366,734	$3.39	8,380,821	$3.55	8,747,555	8,493,987

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$ 2.00 - $3.40	366,734	9.6	$3.39	113,166	9.6	$3.40
$ 2.00 - $3.40	366,734	9.6	$3.39	113,166	9.6	$3.40

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

On various dates in the three months ended March 31, 2019, the Company issued a total of 34,308 shares of common stock with a fair value of $89,721 in connection with the issuance of new loans and the extension of loans with existing noteholders and 50,000 shares with a fair value of $168,000 were issued for services rendered.

8)	Subsequent Events

From April 1, 2019 through May 11, 2019 the Company issued Convertible notes for a total of $706,800. The notes required 6,181 shares of the Company’s common stock and included interest at rates ranging from 4% to 18% and are for terms of six to twelve months. The Company also extended four notes (see below schedule) that required 6,000 shares of common stock. On April 19, 2019 and on May 8, 2019 the Company entered into merchant loan agreements for a total of $325,000.

On April 17, 2019, we received a short-term, non-convertible loan of $35,000 with 10% interest from a related party (a member of the Company’s Board of Directors).

From April 1, 2019 through May 11, 2019 the Company issued 120 shares of Series AA Convertible Preferred Stock at $2,500 per share and received $270,000 net of $30,000 of broker fees. Each share of Series AA Convertible Preferred Stock carries 1,000 warrants to purchase Common Stock at $3.50 per share and is convertible into 1,000 shares of Common Stock.

Convertible Loan Modifications and Extinguishments

Subsequent to March 31, 2019, the Company modified or paid off the following loans:

Loan inception date	Principal	Modification date/Pay off date	Principal and interest paid	Extinguished or extended

October 5, 2018	$118,800	April 5, 2019	$150,786	Paid in full
April 11, 2018	100,000	April 11, 2019	9,000	Negotiating new terms
July 9, 2018	150,000	April 18, 2019	22,500	Extended to October 18, 2019
July 17, 2018	100,000	April 17, 2019	30,000	Extended to May 17, 2019
October 19, 2018	100,000	April 19, 2019	5,000	Extended to May 19, 2019
October 23, 2018	103,000	April 22, 2019	145,287	Paid in full
October 23, 2018	77,000	April 25, 2019	112,483	Paid in full
October 25, 2018	105,000	April 26, 2019	143,844	Paid in full
November 1, 2018	100,000	May 1, 2019	12,000	Extended to August 1, 2019
October 29, 2018	77,000	May 3, 2019	107,074	Paid in full
November 5, 2018	130,000	May 6, 2019	179,389	Paid in full
November 7, 2018	105,000	May 7, 2019	143,885	Paid in full
November 7, 2018	205,000	May 10, 2019	15,000	Conversion period extended to June 6th, 2019

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. We qualify all of our forward-looking statements by these cautionary statements.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to March 31, 2019, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We reported the following accomplishments during the first quarter and April 2019:

On April 2, 2019, the Company released a new, short video demonstrating the ability of the Company’s proprietary UST platform to create water-soluble CBD oil that disperses instantly when infused into soft drinks, sports drinks, and beer for enhanced quality and absorption.

On March 27, 2019, the Company announced the establishment of a Center of Excellence at Dr. Christine Vogel’s laboratory at New York University’s Center for Genomics and Systems Biology.

On March 4, 2019, the Company announced a collaboration with The Steinbeis Centre for Biopolymer Analysis & Biomedical Mass Spectrometry, a world-renown German research organization, to develop a revolutionary method based on optimizing disease-fighting antibodies.

On February 21, 2019, the Company released scientific analyses confirming important benefits from processing CBD Oil with PBI’s UST Platform: analyses showed UST-prepared CBD Oil solutions met challenging nanoemulsion specifications and exhibited minimal loss during processing.

On February 13, 2019, the Company announced the release of a short video demonstrating the use of its prototype UST Platform to make water-soluble CBD Oil, offering a solution to CBD absorption issues in food and beverages.

On January 29, 2019, the Company announced a collaboration with nutraceutical manufacturer NutraLife Biosciences for the development of high quality, water-soluble nanoemulsion-based nutraceuticals.

On January 24, 2019, the Company announced that a record number of scientific papers citing the significant benefits of PBI’s PCT technology platform were published in 2018, some by global Key Opinion Leaders (KOLs).

On January 7, 2019, the Company launched the commercial launch of its unique biopharmaceuticals contract services business, offering improved manufacturing for protein therapeutic candidates, a $250 billion global market.

Results of Operations

Comparison for the three months ended March 31, 2019 (“Q1 2019”) and 2018 (“Q1 2018”)

Products, Services, and Grant Revenue

We recognized total revenue of $510,240 for Q1 2019 compared to $610,774 for Q1 2018, a decrease of $100,533 or 16%. This decrease was primarily attributable to decreases in instrument and consumable sales and the end of a $1 million dollar NIH grant award in Q4 2018. Consequently, there were no Grant revenues in Q1 2019.

Products and Services. Revenue from the sale of products and services decreased 13% to $510,240 for Q1 2019 compared to $585,244 for the same period in 2018. Sales of consumables decreased to $62,038 for Q1 2019 compared to $74,698 during the same period in 2018, a decrease of 17%. Products and Services Revenue included $35,235 from non-cash instrument transactions in the current quarter. Revenue from non-cash instrument transactions was recognized on the fair value of the assets involved per ASC 845.

	Three Months Ended March 31, in thousands
	2019	2018	$ Variance
Pressure Cycling Technology (PCT) Product Sales	272	585	(313)
BaroFold (Biopharma) Services	88	0	88
Ultra Shear Technology (UST) Services	150	0	150
	510	585	(75)

Cost of Products and Services

The cost of products and services was $309,712 for the three months ended March 31, 2019 compared to $324,789 for the comparable period in 2018. Gross profit margin on products and services decreased to 39% for Q1 2019 compared to 47% for the prior year period. The current period margin was affected by discounted sales to our foreign distributors, discounted sales to key customer partners and increased manufacturing headcount. Cost of products and services recognized in the three months ended March 31, 2019 included $8,316 of non-cash, stock-based compensation expense.

Research and Development

Research and development expenditures were $264,704 during the three months ended March 31, 2019 as compared to $324,976 in the same period in 2018, a decrease of $60,272 or 19%. The R&D team’s cost in performing work on BioPharma (BaroFold) Services was charged to cost of goods and services.

Research and development expense recognized in the three months ended March 31, 2019 and 2018 included $34,624 and $15,499 of non-cash, stock-based compensation expense, respectively.

Selling and Marketing

Selling and marketing expenses decreased to $188,215 for the three months ended March 31, 2019 from $274,468 for the comparable period in 2018, a decrease of $86,253 or 31%. This decrease was primarily attributable to the retirement of our Vice President of Marketing and Sales, augmented by a concomitant decrease in sales personnel.

During the three months ended March 31, 2019 and 2018, selling and marketing expense included $22,119 and $7,197 of non-cash, stock-based compensation expense, respectively.

General and Administrative

General and administrative costs totaled $1,144,421 for Q1 2019 compared to $794,605 for the comparable period in 2018. This increase included increased use of investor and public relations services, non-cash stock compensation relating to renewed vesting and repricing of stock options, and employee costs relating to the hire of a chief commercial officer with related travel for business development.

During the three months ended March 31, 2019 and 2018, general and administrative expense included $180,333 and $63,324 of non-cash, stock-based compensation expense, respectively.

Operating Loss

Operating loss was $1,396,812 for the three months ended March 31, 2019 compared to $1,108,064 for the comparable period in 2018. This increase was due primarily to the added expenses detailed in the Company’s operating activities above.

Other Income (Expense), Net

Other Expense

Debt discount amortization was $104,845 for the three months ended March 31, 2019 compared to $250,817 recorded for the three months ended March 31, 2018.

Interest (Expense) Income

Interest expense was $512,706 for the three months ended March 31, 2019 compared to interest expense of $1,123,145 for the three months ended March 31, 2018. Interest expense reflected interest on the GSS Debentures and the Revolving Note that were converted into equity on May 14, 2018 and June 11, 2018, respectively.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6 of the accompanying consolidated financial statements, we received $1.5 million in net proceeds from loans in the first three months of 2019. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2019 was $1,617,924 as compared to $1,277,512 for the three months ended March 31, 2018. We had a slightly higher operating loss in the current period because of the reasons previously detailed, plus additional interest expense.

Net cash used in investing activities for the three months ended March 31, 2019 was $12,615 while there was none in the prior period.

Net cash provided by financing activities for the three months ended March 31, 2019 was $1,797,135 as compared to $1,277,641 for the same period in the prior year. The cash from financing activities in the period ended March 31, 2019 included $1,260,000 net proceeds from the sale of preferred stock, $1,490,368 from convertible debt, net of fees and less payment on convertible debt of $1,040,185. We also received $644,000 from non-convertible debt, net of fees, less payment on non-convertible debt of $557,048. The prior period included $460,000 from our Revolving Note and $819,350 from convertible debt, net of fees and less payment on convertible debt of $102,500. We also received $348,600 from non-convertible debt, net of fees, less payment on non-convertible debt of $247,809.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2019 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended March 31, 2019, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the three months ended March 31, 2019, the Company issued a total of 34,308 shares of common stock with a fair value of $89,721 in connection with the issuance of new loans and the extension of loans with existing noteholders and 50,000 shares with a fair value of $168,000 were issued for services rendered.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously reported in a Current Report on Form 8-K filed on February 15, 2019, the Company’s Vice President of Finance and Chief Financial Officer, Mr. Joseph L. Damasio Jr., resigned on February 13th and the Company appointed Mr. Richard P. Thomley as the Company’s Acting Chief Financial Officer.

On April 15, 2019, Mr. Thomley resigned as the Company’s Acting Chief Financial Officer. Mr. Schumacher, our CEO, has served as the Company’s Principal Financial Officer since April 15th.

Item 6. Exhibits

Exhibits

3.1

Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on February 15, 2019).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 15, 2019	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

