Form 10-Q
period 2019-06-30
PRESSURE BIOSCIENCES INC
filed 2019-08-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 001-38185

PRESSURE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2652826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Norfolk Avenue
South Easton, Massachusetts	02375
(Address of principal executive offices)	(Zip Code)

(508) 230-1828

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2019.

Class	Number of Shares
Common Stock, par value $.01 per share	1,938,046

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,933	$103,118
Accounts receivable, net of $0 reserve at June 30, 2019 and December 31, 2018	410,613	474,830
Inventories, net of $273,547 reserve at June 30, 2019 and December 31, 2018	744,806	765,478
Prepaid expenses and other current assets	127,657	170,734
Total current assets	1,401,009	1,514,160
Investment in equity securities	16,643	16,643
Property and equipment, net	94,277	69,272
Right of use asset leases	108,332	136,385
Intangible assets, net	620,192	663,462
TOTAL ASSETS	$2,240,453	$2,399,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$514,948	$658,856
Accrued employee compensation	438,608	456,932
Accrued professional fees and other	1,435,210	1,112,995
Other current liabilities	1,909,514	1,233,325
Deferred revenue	25,702	20,623
Operating lease liability	67,674	59,799
Convertible debt, net of unamortized discounts of $360,297 and $156,180, respectively	4,835,066	4,000,805
Other debt, net of unamortized discounts of $13,833 and $9,118, respectively	1,107,667	852,315
Other related party debt	15,000	15,000
Total current liabilities	10,349,389	8,410,650
LONG TERM LIABILITIES
Operating lease liability, net of current portion	40,658	76,586
Deferred revenue	32,506	37,757
TOTAL LIABILITIES	10,422,553	8,524,993
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,518 and 6,499 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	76	65
Common stock, $.01 par value; 100,000,000 shares authorized; 1,889,616 and 1,684,182 shares issued and outstanding on June 30, 2019 and December 31, 2018 respectively	18,896	16,842
Warrants to acquire common stock	21,446,642	19,807,247
Additional paid-in capital	41,676,926	39,777,301
Accumulated deficit	(71,325,652)	(65,727,538)
Total stockholders’ deficit	(8,182,100)	(6,125,071)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,240,453	$2,399,922

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Products, services, other	$518,663	$618,418	$1,028,903	$1,203,662
Grant revenue	-	20,355	-	45,885
Total revenue	518,663	638,773	1,028,903	1,249,547

Costs and expenses:
Cost of products and services	304,172	270,046	613,884	594,835
Research and development	291,538	323,832	556,242	648,808
Selling and marketing	186,609	224,942	374,824	499,410
General and administrative	1,136,768	740,843	2,281,189	1,535,448
Total operating costs and expenses	1,919,087	1,559,663	3,826,139	3,278,501

Operating loss	(1,400,424)	(920,890)	(2,797,236)	(2,028,954)

Other expense:
Interest expense	(1,074,488)	(1,159,242)	(1,587,194)	(2,282,387)
Other expense	(185,469)	(9,582)	(290,314)	(14,312)
(Loss) Gain on extinguishment of debt	(106,461)	471,612	(147,271)	475,897
Incentive shares/warrants	-	(663,130)	-	(663,130)
Total other (expense) income	(1,366,418)	(1,360,342)	(2,024,779)	(2,483,932)

Net loss	(2,766,842)	(2,281,232)	(4,822,015)	(4,512,886)
Deemed dividend on down round feature	-	(213,012)	-	(213,012)
Deemed dividend on beneficial conversion feature	(889,532)	(10,532,291)	(1,949,731)	(10,532,291)
Preferred stock dividends	(420,489)	(95,879)	(776,099)	(95,879)
Net loss attributable to common stockholders	$(4,076,863)	$(13,122,414)	$(7,547,845)	$(15,354,068)
Basic and diluted net loss per share attributable to common stockholders	$(2.22)	$(9.20)	$(4.24)	$(11.01)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,837,913	1,426,698	1,780,881	1,395,187

The accompanying notes are an integral part of these unaudited consolidated

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,822,015)	$(4,512,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Right of use asset	28,053	-
Common stock issued for debt extension	-	28,490
Depreciation and amortization	47,180	45,874
Accretion of interest and amortization of debt discount	290,040	986,155
Issuance of incentive shares and common stock warrants	168,000	663,130
Inventory reserve recovery	-	(39,900)
Loss(Gain) on extinguishment of debt	147,271	(475,897)
Stock-based compensation expense	607,574	148,270
Shares issued with debt	-	7,800
Impairment loss on investment	-	1,834
Changes in operating assets and liabilities:
Accounts receivable	64,217	(319,242)
Inventories	20,673	(2,501)
Prepaid expenses and other assets	43,077	19,422
Accounts payable	152,275	108,698
Accrued employee compensation	(18,323)	58,925
Operating lease liability	(28,053)	-
Deferred revenue and other accrued expenses	(172)	678,789
Net cash used in operating activities	(3,300,203)	(2,603,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(28,915)	-
Net cash used in investing activities	(28,915)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving note payable	-	460,000
Net proceeds from warrant exercises	-	-
Net proceeds from Series AA Convertible Preferred Stock	2,292,300	226,091
Net proceeds from convertible debt	3,339,050	3,242,950
Net proceeds from non-convertible debt – third party	1,211,500	952,501
Net proceeds from non-convertible debt – related party	125,000	102,100
Payments on convertible debt	(2,533,985)	(1,518,500)
Payments on non-convertible debt – related party	(125,000)	(52,100)
Payments on non-convertible debt	(964,932)	(872,545)
Net cash provided by financing activities	3,343,933	2,540,497

NET INCREASE (DECREASE) IN CASH	14,815	(62,542)
CASH AT BEGINNING OF YEAR	103,118	81,033
CASH AT END OF PERIOD	$117,933	$18,491

SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,162,557	$525,979
Income taxes paid	-	-
NON CASH TRANSACTIONS:
Common stock issued in lieu of cash for interest	-	90,023
Common stock issued with debt	167,359	170,745
Discount from warrants issued with convertible debt	-	162,023
Discount from one-time interest	-	154,500
Common stock issued in lieu of cash for dividend	151,993	-
Preferred stock dividends	776,099	95,879
Conversion of debt into preferred stock	-	12,688,634
Contingent beneficial conversion feature on convertible note	-	253,000
Deemed dividend-triggered down round feature	-	213,012
Deemed dividend-beneficial conversion feature	1,949,731	10,532,291
Derivative liability released upon warrant exercise	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2017	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	68.00	-	-	1,342,858	$13,429	$9,878,513	$30,833,549	$-	$(55,349,299)	$(14,622,796)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	86,020	-	-	86,020
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,606	226	-	80,529	-	-	80,755
Common Stock issued for debt extension															7,000	70	-	28,420			28,490
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,750	158	-	59,106	-	-	59,263
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	118,416	-	-	-	118,416
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,231,654)	(2,231,654)
BALANCE, March 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	-	$-	1,388,214	$13,883	$9,996,929	$31,087,624	$-	$(57,580,953)	$(16,481,506)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	62,249	-	-	62,249
Down round feature triggered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		10,532,291		-	10,532,291
Down round feature triggered on warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-		213,012	213,012
Incentive Shares/Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	110,833	1,108	312,637	339,149	-	-	652,894
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(95,879)	(95,879)
Contingent beneficial feature on convertible notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	253,000	-	-	253,000
Conversion of debt and interest for preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	51	-	-	6,826,710	5,861,874	-	-	12,688,635
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,637	26	-	9,242	-	-	9,268
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,532,291)	-	-	(10,532,291)
Deemed dividend-beneficial conversion feature on warrants and debentures	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(213,012)	(213,012)
Warrant modification	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,120	-	-	-	60,120
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	120	1	-	-	172,932	127,067	-	-	300,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,782	(111,691)	-	-	(73,909)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	35,410	354	-	118,927	-	-	119,281
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	43,607	-	-	-	43,607
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(2,281,232)	(2,281,232)
BALANCE, June 30, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	120	$52	1,537,094	$15,371	$17,450,717	$37,747,441	$-	$(59,958,064)	$(4,743,472)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	68.00	6,499	65.00	1,684,184	$16,842	$19,807,247	$39,777,301	$-	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	245,392	-	-	245,392
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	(355,610)	(355,610)
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	500		167,500	-	-	168,000
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199	-	-	1,060,199
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,060,199)	-	-	(1,060,199)
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	560	6	-	-	738,528	661,466	-	-	1,400,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,764	(300,764)	-	-	(140,000)
Common Stock issued for debt extension															16,350	163	-	38,824			38,988
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,958	180	-	50,553	-	-	50,733
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,055,173)	(2,055,173)
BALANCE, March 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,059	$71	1,768,492	$17,685	$20,706,539	$40,640,273	$-	$(68,138,321)	$(6,772,741)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	362,182	-	-	362,182
Series AA Convertible Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-		-					-	(420,489)	(420,489)
Beneficial conversion feature on Series AA Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	889,532	-	-	889,532
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(889,532)	-	-	(889,532)
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-			42,456	425		151,568	-	-	151,993
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	459	5			608,852	538,062	-	-	1,146,919
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-		-			131,251	(245,870)	-	-	(114,619)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-		-	29,641	296		105,293	-	-	105,589
Common Stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	49,027	490		125,418	-	-	125,908
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(2,766,842)	(2,766,842)
BALANCE, June 30, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,518	$76	1,889,616	$18,896	$21,446,642	$41,676,926	$-	$(71,325,652)	$(8,182,100)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1)	Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (“we”, “our”, the “Company”) is focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research. Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming, and in our belief, one of the most error-prone steps of scientific research. It is a widely used laboratory undertaking, the requirements of which drive what we believe is a large and growing worldwide market. We have developed and patented a novel, enabling technology platform that can control the sample preparation process. It is based on harnessing the unique properties of high hydrostatic pressure. This process, called pressure cycling technology, or PCT, uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels (45,000 psi or greater) to safely, conveniently and reproducibly control the actions of molecules in biological samples, such as cells and tissues from human, animal, plant, and microbial sources.

Our pressure cycling technology uses internally developed instrumentation that is capable of cycling pressure between ambient and ultra-high levels - at controlled temperatures and specific time intervals - to rapidly and repeatedly control the interactions of biomolecules, such as DNA, RNA, proteins, lipids, and small molecules. Our laboratory instrument, the Barocycler®, and our internally developed consumables product line, including PULSE® (Pressure Used to Lyse Samples for Extraction) Tubes, other processing tubes, and application specific kits (which include consumable products and reagents) together make up our PCT Sample Preparation System, or PCT SPS.

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the six months ended June 30, 2019 or in fiscal year 2018.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2019, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 6 and 7. In addition we raised cash through debt financing after June 30, 2019 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Interim Financial Reporting

The accompanying unaudited consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 16, 2019.

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

In accordance with FASB ASC 842, Leases, we account for our Barocycler lease agreements in which the Company is the lessor under the operating method. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ for our instrument leases, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2019	2018	2019	2018
North America	368	351	592	716
Europe	54	64	94	219
Asia	97	224	343	315
	519	639	1,029	1,250

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2019	2018	2019	2018
Hardware	212	397	352	817
Grants	0	20	0	45
Consumables	91	64	153	139
Contract research services	111	67	349	67
Sample preparation accessories	35	47	35	96
Technical support/extended service contracts	28	22	67	50
Shipping and handling	14	16	19	28
Other	28	6	54	8
	519	639	1,029	1,250

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2019	2018	2019	2018
Products transferred at a point in time	506	609	1,007	1,185
Products and services transferred over time	13	30	22	65
	519	639	1,029	1,250

Contract balances

In thousands of US dollars ($)	June 30, 2019	December 31, 2018
Receivables, which are included in ‘Accounts Receivable’	411	475
Contract liabilities (deferred revenue)	58	58

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2019	2020	2021	Total
Extended warranty service	26	32	-	58

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2019 and 2018.

	For the Three Months Ended
	June 30,
	2019	2018
Top Five Customers	47%	54%
Federal Agencies	9%	12%

	For the Six Months Ended
	June 30,
	2019	2018
Top Five Customers	55%	38%
Federal Agencies	14%	8%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2019 and December 31, 2018. The Top Five Customers category may include federal agency receivable balances if applicable.

	June 30, 2019	December, 31, 2018
Top Five Customers	60%	54%
Federal Agencies	5%	5%

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

Investment in Equity Securities

As of June 30, 2019, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 321 “Investments —Equity Securities”. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. On June 30, 2019, our consolidated balance sheet reflected the impaired value of our investment in Everest to be approximately $17,000. We recorded $1,835 as realized losses for the six months ending June 30, 2018 for the changes in market value. There were no further gains or losses recorded since the company impaired its investment in Everest in 2018.

Computation of Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding plus additional shares of common stock that would have been outstanding if dilutive potential shares of common stock had been issued. For purposes of this calculation, convertible preferred stock, common stock dividends, and warrants and options to acquire common stock, are all considered common stock equivalents in periods in which they have a dilutive effect and are excluded from this calculation in periods in which these are anti-dilutive to our net loss.

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,766,842)	$(2,281,232)	$(4,822,015)	$(4,512,886)
Deemed dividend on down round feature	-	(213,012)	-	(213,012)
Deemed dividend on beneficial conversion feature	(889,532)	(10,532,291)	(1,949,731)	(10,532,291)
Preferred stock dividends	(420,489)	(95,879)	(776,098)	(95,879)
Net loss applicable to common shareholders	$(4,076,863)	$(13,122,414)	$(7,547,844)	$(15,354,068)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	1,837,913	1,426,698	1,780,881	1,395,187

Loss per common share – basic and diluted	$(2.22)	$(9.20)	$(4.24)	$(11.01)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock are presented below as if they were converted into shares of common stock according to the conversion terms.

	As of June 30,
	2019	2018
Stock options	347,070	244,467
Convertible debt	692,715	346,133
Common stock warrants	8,880,554	6,263,607
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	7,518,622	5,195,400
	17,938,753	12,549,399

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

The Company recognized stock-based compensation expense of $362,182 and $62,249 for the three months ended June 30, 2019 and 2018, respectively. The Company recognized stock-based compensation expense of $607,574 and $148,270 for the six months ended June 30, 2019 and 2018, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of sales	$12,082	$-	$20,398	$-
Research and development	49,948	15,649	84,573	31,148
Selling and marketing	28,959	7,279	51,078	14,476
General and administrative	271,193	39,321	451,525	102,646
Total stock-based compensation expense	$362,182	$62,249	$607,574	$148,270

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019:

		Fair value measurements at June 30, 2019 using:
	June 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

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

Leases (Topic 842)

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

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 28, 2018, that expires December 31, 2019, for our corporate office. We expanded our space to include offices, a warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA to December 30, 2020. The lease requires monthly payments of $7,130.50 subject to annual cost of living increases. The lease can be extended by the Company for an additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

Rental costs are expensed on a straight-line basis subject to future cost of living increases that are not known until the anniversary date of each year. During the six months ended June 30, 2019 and 2018 we incurred $91,463 and $92,216 in rent expense, respectively for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2019:

2019	$84,483
2020	85,566
2021
2022	-
Thereafter	-
$170,049

6)	Convertible Debt and Other Debt

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

On May 2, 2018, the Company entered into a Securities Purchase Agreement with an existing shareholder pursuant to which the Company sold an aggregate of 100 shares of Series AA Convertible Preferred Stock for an aggregate Purchase Price of $250,000. We issued to the shareholder a new warrant to purchase 100,000 shares of common stock with an exercise price of $3.50 per share and an expiration period of five years from the original issue date.

The Company, pursuant to a price protection provision triggered on May 2, 2018 with the sale of Series AA Convertible Preferred Stock, amended the Debentures and Warrants to purchase Common Stock held by the Debenture Holders entered into between July 22, 2015 and March 31, 2016 as first disclosed in the Company’s Current Report on Form 8-K filed on July 28, 2015. The fair value of $207,899 relating to the reduction in exercise price was treated as a deemed dividend and recorded as a charge against additional paid-in capital within equity. The amended Debenture conversion price was exempt from revaluation because a beneficial conversion feature had already been recorded on the Debenture at issuance.

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

On June 11, 2018, the Company entered into additional Letter Agreements with 15 Debenture Holders whereby the Debenture Holders agreed to convert a total of $742,135 in principal and original issue discount due to them under the Debentures into 296.80 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share. The Debenture Holders were also: (a) issued amended Debenture Warrants such that the exercise price will be $3.50 per share; and (b) issued a new warrant with an exercise price of $3.50 per share to purchase 296,800 shares of common stock (the number of shares of common stock issuable upon conversion of the Series AA Convertible Preferred Stock shares received as a result of the Debenture conversions). The Debenture Holders also agreed to waive any and all defaults or events of default by the Company with respect to any failure by the Company to comply with any covenants contained in the Debentures. The fair value of $3,155 relating to the adjustment in exercise price was treated as a loan modification and recorded as a gain toward the extinguishment of debt.

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

Convertible notes

The Company, pursuant to a price protection provision triggered on May 2, 2018 with the sale of Series AA Convertible Preferred Stock, amended the conversion price of a March 12, 2018 loan to $2.50 per share. The fair value of $253,000, limited to the face value of the loan, relating to the reset in the conversion price was recorded as a debt discount and amortized as interest expense over the remaining loan term.

On various dates during the six months ended June 30, 2019, the Company issued convertible notes for net proceeds of approximately $3.3 million which contained varied terms and conditions as follows: a) maturity dates ranging from 2 to 12 months; b) interest rates that accrue per annum ranging from 4% to 15%; c) convertible into the Company’s common stock at issuance at a fixed rate of $2.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of $167,359 of the shares of common stock to purchase common stock issued with the notes was recorded as a debt discount and amortized over the term of the notes. We then computed the effective conversion price of the notes, noting that no beneficial conversion feature exists. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment as of June 30, 2019.

The specific terms of the convertible notes that are outstanding as of June 30, 2019 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding Balance with OID	Original Issue Discount	Interest Rate	Conversion Price (Convertible at Inception Date)	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
February 15, 2018 [1]	6 months	100,000	100,000	-	15%	$7.50	9,000	10,474
May 17, 2018 [1]	12 months	380,000	380,000	15,200	8%	$7.50	15,200	43,607
May 30, 2018 [1]	2 months	150,000	100,000	-	8%	$7.50	-	6,870
June 8, 2018 [1]	6 months	50,000	50,000	2,500	15%	$7.50	2,500	3,271
June 12, 2018 [1]	6 months	100,000	100,000	-	5%	$7.50	5,000	-
June 16, 2018 [1]	9 months	130,000	79,000	-	5%	-	-	-
June 16, 2018 [1]	6 months	110,000	79,000	-	5%	-	-	-
June 26, 2018 [1]	3 months	150,000	75,000	-	15%	$7.50	-	20,242
June 28, 2018 [1]	6 months	50,000	50,000	-	15%	$7.50	-	10,518
July 17, 2018 [1]	3 months	100,000	100,000	15,000	15%	$7.50	-	16,944
July 19, 2018 [1]	12 months	184,685	150,000	34,685	10%	$7.50	-	-
September 7, 2018 [1]	6 months	85,000	75,000	-	5%	-	-	4,364
October 19, 2018 [2]	6 months	100,000	100,000	-	5%	$7.50
November 13, 2018 [1]	6 months	200,000	200,000	-	15%	$7.50	-	30,026
January 2, 2019	12 months	125,000	125,000	-	4%	$7.50	6,250	6,620
January 9, 2019	12 months	105,000	105,000	-	4%	$7.50	5,000	2,416
January 9, 2019	12 months	118,750	118,750	-	5%	$7.50	8,750	-
January 11, 2019	9 months	103,000	103,000	-	8%	-	3,000	-
January 31, 2019	12 months	100,000	100,000	-	6%	$7.50	5,000	-
January 31, 2019	12 months	108,000	108,000	8,000	4%	$7.50	3,000	-
February 8, 2019	12 months	237,500	237,500	14,750	5%	$7.50	7,000	-
February 21, 2019	12 months	215,000	215,000	-	4%	$7.50	15,000	18,582
February 22, 2019	12 months	65,500	65,000	6,500	5%	$7.50	2,000	4,198
February 22, 2019	9 months	115,563	115,563	8,063	7%	$7.50	2,500	-
February 27, 2019	10 months	103,000	103,000	-	8%	-	3,000	-
March 18, 2019	6 months	100,000	100,000	-	4%	$7.50	-	10,762
March 19, 2019	12 months	131,250	131,250	-	4%	$7.50	6,250	4,509
June 4, 2019	9 months	500,000	500,000	-	8%	$7.50	40,500	70,631
May 15, 2019	12 months	75,000	75,000	7,500	5%	$7.50	2,000	4,235
May 28, 2019	12 months	115,500	115,500	5,500	8%	$2.75	-	11,177
May 14, 2019	12 months	100,000	100,000	-	6%	$7.50	2,000	-
April 30, 2019	12 months	105,000	105,000	-	4%	$7.50	5,000	3,286
June 19, 2019	12 months	105,000	105,000	-	4%	$7.50	5,000	2,646
April 9, 2019	12 months	118,800	118,800	8,800	4%	$7.50	3,000	-
May 6, 2019	12 months	150,000	150,000	-	6%	$7.50	7,500	3,534
May 7, 2019	6 months	155,000	155,000	5,000	0%	$7.50	-	12,874
April 23, 2019	10 months	103,000	103,000	-	8%	$7.50	3,000	-
May 17, 2019	10 months	103,000	103,000	-	8%	$7.50	3,000	-
April 10, 2019 [1]	3 months	75,000	75,000	-	5%	$7.50	-	13,017
May 20, 2019	3 months	100,000	100,000	-	5%	$7.50	-	13,439
June 7, 2019	6 months	125,000	125,000	-	5%	$7.50	-	18,254
		$5,447,548	$5,195,363	$131,498			$169,450	$346,496

1) The notes were extended for an additional term.

2) The note is currently past due. The Company and the lender are negotiating in good faith to extend the loan with no penalty other than payment of interest owed.

For the six months ended June 30, 2019, the Company recognized amortization expense related to the debt discounts indicated above of $101,752. The unamortized debt discounts as of June 30, 2019 related to the convertible debentures and other convertible notes amounted to $310,306.

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

In the event that a Qualified Offering had occurred after July 25, 2017, but prior to the Maturity Date, within seven (7) Business Days of the closing of the Qualified Offering, the Company was to pay a cash fee equal to five percent (5%) of the total outstanding amount owed by the Company to the Holder as of the closing date of the Qualified Offering or, at the option of the Company, issue to the Holder a number of restricted shares of the Company’s common stock equal to (x) five percent (5%) of the total outstanding amount owed by the Company to the Holder as of the closing date of the Qualified Offering divided by (y) the purchase price provided by the documents governing the Qualified Offering. A “Qualified Offering” means the completion of a public offering of the Company’s securities pursuant to which the Company receives aggregate gross proceeds of at least Seven Million United States Dollars (US$7,000,000) in consideration of the purchase of its securities and resulting in, pursuant to the effectiveness of the registration statement for such offering, the Company’s common stock being traded on the NASDAQ Capital Market, NASDAQ Global Select Market or the New York Stock Exchange. A Qualified Offering did not occur on or prior to the Maturity Date.

Interest on the principal balance of the Revolving Note and fees of $95,000 were converted into 38 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share as discussed below.

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

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the six months ended June 30, 2019 at substantially the same terms for extensions of ranging from three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on seven loans in the first half of 2019. We recorded losses on debt extinguishment of $147,271 for the six months ended June 30, 2019 by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The loss was primarily from the fair value of common stock issued in connection with these refinancings and cash fees paid.

As discussed in the Related Party note below, the Company’s Chief Executive Officer is personally guaranteeing $552,000 of convertible debt of which $178,000 is outstanding as of June 30, 2019.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2019:

2019
Balance at January 1,	$4,000,805
Issuance of convertible debt, face value	3,557,363
Deferred financing cost	(257,134)
Debt discount from shares issued with the notes	(212,061)
Payments	(2,533,985)
Accretion of interest and amortization of debt discount to interest expense	280,078
Balance at June 30,	4,835,066
Less: current portion	4,835,066
Convertible debt, long-term portion	$-

Other Notes

In March 2018, we received non-convertible loans totaling $150,000 from private investors. The loans include one-year term and 10% guaranteed interest. We converted these loans into Series AA Convertible Preferred Stock and common stock warrants. See below.

In April 2018, we received a non-convertible loan for $10,000 from a private investor. The loan includes a one-year term and 10% guaranteed interest. We converted this loan into Series AA Convertible Preferred Stock and common stock warrants. See below.

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

On April 19, 2019 we signed a Merchant Agreement with a lender. Under the agreement we received $200,000, of which approximately in exchange for rights to all customer receipts until the lender is paid $272,000, which is collected at the rate of $1,360.00 per business day. The $72,000 imputed interest will be recorded as interest expense when paid each day. Fees of $3,000 were paid. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

On May 8, 2019 we signed a Merchant Agreement with a lender. Under the agreement we received $125,000, of which approximately in exchange for rights to all customer receipts until the lender is paid $170,000, which is collected at the rate of $1,000.00 per business day. The $45,000 imputed interest will be recorded as interest expense when paid each day. Fees of $2,500 were paid. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

On June 19, 2019 we signed a Merchant Agreement with a lender. Under the agreement we received $250,000, of which approximately in exchange for rights to all customer receipts until the lender is paid $342,500, which is collected at the rate of $1,902.77 per business day. The $92,500 imputed interest will be recorded as interest expense when paid each day. Fees of $5,000 were paid. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The following table shows our Merchant Agreements as of June 30, 2019.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Deferred Finance Fees
December 18, 2018	250,000	335,000	-	1,675.00	3,912
February 28, 2019	600,000	804,000	388,965	4,020.00	6,000
April 19, 2019	200,000	272,000	163,063	1,360.00	3,000
May 8, 2019	125,000	170,000	105,413	1,000.00	2,500
June 19, 2019	250,000	342,500	244,059	1,902.77	5,000

	$1,425,000	$1,923,500	$901,500		$20,412

We amortized $17,250 and $55,811 of debt discounts during the six months ended June 30, 2019 and 2018, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of June 30, 2019 was $13,833.

The Company’s Chief Executive Officer is personally guaranteeing $901,500 of loans outstanding as of June 30, 2019. These loans include debt through certain merchant agreements.

Conversion of Non-Convertible Notes

On June 11, 2018, the Company entered into Letter Agreements with certain private investors to convert a total of $176,000 in principal and interest due to the private investors pursuant to certain loan documents into 70.4 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share and warrants to purchase 70,400 shares of common stock and an expiration period of five years from the original issue date.

Related Party Notes

On March 14, 2018, we received a one-year, non-convertible loan of $50,000 from a related party (a member of the Company’s Board of Directors). This loan is included in net proceeds from non-convertible debt in the Statement of Cash Flows. The amount of $50,000 was converted on June 11, 2018 into 20 shares of Series AA Convertible Preferred Stock and a Warrant to purchase 20,000 shares of common stock and an expiration period of five years from the original issue date. The $7,500 guaranteed interest on the loan was recorded as a debt discount and amortized over the term of the debt. The interest is outstanding as of June 30, 2019.

On June 11, 2018, the Company entered into a Letter Agreement with one non-employee member of the Board, to convert $50,000 in principal due to the board member pursuant to a certain loan document into 20 shares of Series AA Convertible Preferred Stock with a conversion price of $2.50 per share and warrants to purchase 20,000 shares of common stock and an expiration period of five years from the original issue date.

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 10% guaranteed interest. This loan remains outstanding as of June 30, 2019.

During the six months ended June 30, 2019, we received short-term non-convertible loans of $125,000 from related parties (a member of the Company’s Board of Directors and Company Officers). The loans were repaid in full as of June 30, 2019.

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

As of June 30, 2019, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2018 for the pertinent disclosures of preferred stock.

Series AA Convertible Preferred Stock and Warrants

During the six months ended June 30, 2019, the Company entered into Securities Purchase Agreements with shareholders pursuant to which the Company sold an aggregate of 1,018.8 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase Price of $2,547,000. Each share of Series AA Convertible Preferred Stock will receive a cumulative dividend at the annual rate of eight percent (8%) payable quarterly commencing on March 31, 2019 on those shares of Series AA Convertible Preferred Stock purchased from the Company. Broker fees amounted to $254,700.

We issued to the shareholders warrants to purchase 1,018,800 shares of common stock with an exercise price of $3.50 per share. The Warrant will expire on the fifth-year anniversary after issuance. The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series AA Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued.

Stock Options and Warrants

Our stockholders approved our amended 2005 Equity Incentive Plan (the “Plan”) pursuant to which an aggregate of 1,800,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards made under the Plan. Under the Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. The Plan expired and on July 18, 2018, the outstanding options to acquire 32,605 shares were transferred as discussed below to one of the other plans.

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2019, options to acquire 347,070 shares were outstanding under the Plan with 2,633,266 shares available for future grant under the 2013 Plan.

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

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $514,671, which is expected to be recognized over weighted average period of 1.03 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2019, based on the June 28, 2019 closing stock price of $3.00, was zero.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average			Total
	Shares	Price per share	Shares	Price per share	Shares	Exercisable
Balance outstanding, 12/31/18	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570
Granted	-	-	1,120,734	3.50	1,120,734
Exercised	-	-	-	-	-
Expired	-	-	(5,001)	16.50	(5,001)
Forfeited	(19,664)	3.40	-	-	(19,664)
Balance outstanding, 6/30/2019	347,070	$3.39	8,880,554	$3.54	9,227,624	9,031,973

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$ 2.00 - $3.40	347,070	9.3	$3.39	151,419	9.3	$3.40
$ 2.00 - $3.40	347,070	9.3	$3.39	151,419	9.3	$3.40

Common Stock Issuances

During the six months ended June 30, 2018, we issued to Debenture holders 25,243 shares of common stock for quarterly interest of $95,121 issued in stock in lieu of cash. Of the 25,243 shares issued, 1,092 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

On various dates during the six months ended June 30, 2018 the Company issued a total of 194,236 shares of restricted common stock at a fair value of $949,952 to accredited investors. 7,000 of the shares with a fair value of $28,490 were issued to existing holders of convertible loans who agreed to extend the terms of the loans for another six months; 51,160 shares with a fair value of $178,545 were issued in conjunction with the signing of new convertible loans; and 110,833 shares with a fair value of $652,894 were issued in connection with a letter agreement dated June 11, 2018.

During the six months ended June 30, 2019, we issued to Series AA holders 42,456 shares of common stock for dividends totaling of $105,941 issued in stock in lieu of cash. Of the 42,456 shares issued, 3,780 shares were issued to members of the Company’s Board of Directors, who are also Series AA holders.

On various dates during the six months ended June 30, 2019 the Company issued a total of 205,432 shares of restricted common stock at a fair value of $641,211 to accredited investors. 65,377 of the shares with a fair value of $156,322 were issued to existing holders of convertible loans who agreed to extend the terms of the loans for another six months; 47,599 shares with a fair value of $156,322 were issued in conjunction with the signing of new convertible loans; and 50,000 shares with a fair value of $168,000 were issued for services rendered.

8)	Subsequent Events

From July 1, 2019 through August 13, 2019 the Company issued Convertible notes for a total of $530,000. The notes required 6,440 shares of the Company’s common stock to be issued and included interest at rates ranging from 4% to 8% and are for terms of nine to twelve months. The Company also extended nine notes (see below schedule).

From July 1, 2019 through August 13, 2019 the Company issued 246.8 shares of Series AA Convertible Preferred Stock at $2,500 per share and received $555,300 net of $61,700 of broker fees. For every $2,500 invested, the investor received one share of Series AA Convertible Preferred Stock convertible into 1,000 shares of Common Stock and 1,000 warrants to purchase Common Stock at $3.50 per share and an expiration period of five years from the original issue date.

Convertible Loan Modifications and Extinguishments

Subsequent to June 30, 2019, the Company modified or paid off the following loans:

Loan inception date	Principal	Modification date/Pay off date	Principal and interest paid	Extinguished or extended

January 3, 2019	$50,000	July 3, 2019	$12,500	Extended to January 3, 2020
February 9, 2019	100,000	August 9, 2019	9,000	5 day automatic extension to August 16, 2019
February 26, 2019	86,250	July 26, 2019	8,625	Extended to August 26, 2019
April 10, 2019	86,250	July 10, 2019	8,625	Extended to August 10, 2019
April 19, 2019	150,000	July 19, 2019	22,500	Extended to October 19, 2019
May 1, 2019	100,000	August 1, 2019	25,000	Extended to November 1, 2019
June 15, 2019	115,000	July 15, 2019	11,500	Extended to August 15, 2019
May 15, 2019	220,000	July 17, 2019	22,000	Extended to August 17, 2019
April 17, 2019	105,000	July 23, 2019	10,500	Extended to August 23, 2019

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to June 30, 2019, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We reported the following accomplishments during the first half of 2019:

On June 27, 2019, the Company announced the launch of a novel instrument system (the BaroShear™ K45 processing system) to revolutionize the manufacturing of high quality, water-soluble CBD. The system is based on the Company’s patented UST platform.

On June 26, 2019, the Company achieved the first major milestone in the development of a potential breakthrough processing method for higher quality and safer food and beverages - with a focus on dairy products.

On June 12, 2019, the Company announced that its patented PCT platform was prominently featured in a record 15 presentations at a major international science conference, with a common focus on the platform’s significant use in cancer research, protein function, molecular biology, and biomarker discovery.

On May 16, 2019, the Company reported first quarter 2019 financial results. Among the areas highlighted were the results for the newly created Biopharma and UST Contract Services Businesses, where Q1 2019 revenue significantly exceeded Contract Services revenue for all four quarters of 2018 combined.

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

Results of Operations

Products, Services, and Grant Revenue

Product revenues for the three- and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product and other revenue	$519	$618	$(99)	(16)%	$1,029	$1,204	$(175)	(15)%
Grant revenue	-	21	(21)	(100)%	-	46	(46)	(100)%
Total revenues	$519	$639	$(120)	(19)%	$1,029	$1,250	$(221)	(18)%

Products and services revenues decreased 16% and 15% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. Sales of consumables increased to a quarterly record of $91,370 for Q2 2019 compared to $64,098 during the same period in 2018, an increase of 43%. Sales of consumables increased to a half-year record of $153,408 for the current six-month period compared to $138,796 during the same period in 2018, an increase of 11%. Products, Services, and Other Revenue included $35,235 from non-cash instrument transactions in the current quarter and the six-month period, respectively while the six-month period in the prior year included $77,472 and $97,422 of similar revenue. Revenue from non-cash instrument transactions was recognized on the fair value of the assets involved per ASC 845.

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Pressure Cycling Technology (PCT) Product Sales	$408	$572	$(164)	(29)%	$680	$1,183	$(503)	(43)%
BaroFold (Biopharma) Services	70	53	17	32%	221	53	168	317%
Ultra Shear Technology (UST) Services	41	14	27	193%	128	14	114	814%
Total revenues	$519	$639	$(120)	(19)%	$1,029	$1,250	$(221)	(18)%

Costs and operating expenses

Total costs and operating expenses for the three- and six-month periods ended June 30, 2019 and 2018 were comprised of the following:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of product revenue	$304	$270	$34	13%	$614	$595	$19	3%
Research and development	291	324	(33)	(10)%	556	649	(93)	(14)%
Selling and marketing	187	225	(38)	(17)%	375	499	(124)	(25)%
General and administrative	1,137	741	396	53%	2,281	1,536	745	49%
Total costs and operating expenses	$1,919	$1,560	$359	23%	$3,826	$3,279	$547	17%

Gross profit margin on products and services decreased to 41% from 58% during the three months ended June 30, 2019. The gross profit margin decreased to 40% from 52% for the current six-month period compared to the same period in the prior year partly to sales of products bought with dealer pricing. The prior period included a one-time favorable adjustment to our inventory valuation. Gross margins may fluctuate in the third and fourth quarters of 2019 based on expected production volume, services offered and product mix.

Research and development expenses decreased 10% and 14% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This decrease is primarily related to a product development project and costs relating to data research performed by collaboration partners in the prior period. The R&D team’s cost in performing work on BioPharma (BaroFold) Services was charged to cost of goods and services. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling and marketing expenses decreased 17% and 25% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This decrease was primarily attributable to the retirement of our Vice President of Marketing and Sales, augmented by a concomitant decrease in sales personnel.

General and administrative expenses increased 53% and 49% in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year. This increase included legal fees for fundraising, increased use of investor and public relations services, non-cash stock compensation relating to renewed vesting and repricing of stock options, and employee costs relating to the hire of a chief commercial officer with related travel for business development.

Interest expense

Interest expense for the three- and six-month periods ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(1,074)	$(1,159)	$(85)	(7)%	$(1,587)	$(2,282)	$(695)	(30)%

Decreases in interest expense in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are attributable to the discontinuation of interest expense related to the Revolving Note issued in October 2016 that converted into equity in June 2018.

Other expense

Other expense for the three- and six-month periods ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other expense	$(185)	$(10)	$(175)	1,750%	$(290)	$(10)	(280)	2,800%

Changes in other expense in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to debt discount previously recorded as interest expense in the prior periods.

(Loss)Gain on extinguishment of debt

(Loss)Gain on extinguishment of debt for the three- and six-month periods ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(Loss) gain on extinguishment of debt	$(106)	$472	$(578)	(123)%	$(147)	$476	(623)	(131)%

Losses on extinguishment of debt in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to prior period activity relating to interest forgiveness of $520,680 on the Revolving Note, the Debenture Warrant modifications valued at $33,020 offset by $82,904 in charges relating to the amendment of the Revolving Note Warrants for a reduced exercise price.

Incentive shares/warrants

Incentive shares/warrants for the three- and six-month periods ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Incentive shares/warrants	$-	$(663)	$663	100%	$-	$(663)	$663	100%

Changes in incentive shares/warrants in the current three- and six-month periods, respectively, compared to the corresponding periods in the prior year are primarily attributable to the fair value of 110,833 shares of common stock and 110,833 warrants to purchase common stock issued to an accredited investor on June 11, 2018.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6 of the accompanying consolidated financial statements, we received $4.9 million in net proceeds from loans and $2.3 million in net proceeds from sales of preferred stock in the first half of 2019. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2019 was $3,300,203 as compared to $2,603,039 for the six months ended June 30, 2018. We agreed to issue 110,833 additional shares of common stock at $2.50 per share to an investor. The fair value was recorded as other charge of $340,257. We also issued 110,833 additional warrants with an exercise price of $3.50 and an expiration period of five years from the original issue date. The fair value was recorded as other charges of $312,637. We also paid interest toward loans in 2018.

Net cash used in investing activities for the six months ended June 30, 2019 was $28,915 compared to $16,617 in the prior period. Cash capital expenditures in the current year included laboratory equipment and IT equipment.

Net cash provided by financing activities for the six months ended June 30, 2019 was $3,343,933 as compared to $2,540,497 for the same period in the prior year. The cash from financing activities in the period ended June 30, 2019 included $2,292,300 net proceeds from sales of preferred stock, $0 from our Revolving Note and $3,339,050 from convertible debt, net of fees and less payment on convertible debt of $2,533,985. We also received $1,211,500 from non-convertible debt, net of fees, less payment on non-convertible debt of $964,932. Related parties also lent us $125,000 in short-term non-convertible loans of which we repaid $125,000 back. The cash from financing activities in the period ending June 30, 2018 included $1,610,000 from our Revolving Note and $140,215 from warrant exercises. We also received $1,987,752 from non-convertible debt, net of fees, less payment on non-convertible debt of $478,141 and payment on convertible debt of $840,541.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act filings are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2019 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended June 30, 2019, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the three months ended June 30, 2019, the Company issued a total of 34,308 shares of common stock with a fair value of $89,721 in connection with the issuance of new loans and the extension of loans with existing noteholders and 50,000 shares of common stock with a fair value of $168,000 were issued for services rendered.

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

PRESSURE BIOSCIENCES, INC.

Date: August 15, 2019	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

