Form 10-Q
period 2019-09-30
PRESSURE BIOSCIENCES INC
filed 2019-12-13
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 10, 2019.

Class	Number of Shares
Common Stock, par value $.01 per share	2,399,674

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,364	$103,118
Accounts receivable, net of $0 reserve at September 30, 2019 and December 31, 2018	411,442	474,830
Inventories, net of $273,547 reserve at September 30, 2019 and December 31, 2018	713,886	765,478
Prepaid expenses and other current assets	239,216	170,734
Total current assets	1,499,908	1,514,160
Investment in equity securities	16,643	16,643
Property and equipment, net	94,242	69,272
Other assets	201,534	136,385
Intangible assets, net	598,558	663,462
TOTAL ASSETS	$2,410,885	$2,399,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$612,839	$658,856
Accrued employee compensation	393,498	456,932
Accrued professional fees and other	1,573,872	1,112,995
Other current liabilities	2,536,812	1,233,325
Deferred revenue	27,495	20,623
Operating lease liability	92,950	59,799
Convertible debt, net of unamortized discounts of $326,380 and $156,180, respectively	4,888,935	4,000,805
Other debt, net of unamortized discounts of $7,036 and $9,118, respectively	1,808,237	852,315
Other related party debt	79,000	15,000
Total current liabilities	12,013,638	8,410,650
LONG TERM LIABILITIES
Operating lease liability, net of current portion	-	76,586
Deferred revenue	21,776	37,757
TOTAL LIABILITIES	12,035,414	8,524,993
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,899 and 6,499 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	80	65
Common stock, $.01 par value; 100,000,000 shares authorized; 2,172,163 and 1,684,182 shares issued and outstanding on September 30, 2019 and December 31, 2018 respectively	21,722	16,842
Warrants to acquire common stock	22,064,307	19,807,247
Additional paid-in capital	43,263,325	39,777,301
Accumulated deficit	(74,974,975)	(65,727,538)
Total stockholders’ deficit	(9,624,529)	(6,125,071)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,410,885	$2,399,922

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Products, services, other	$501,158	$461,017	$1,530,061	$1,664,679
Grant revenue	-	60,749	-	106,634
Total revenue	501,158	521,766	1,530,061	1,771,313

Costs and expenses:
Cost of products and services	285,794	234,320	899,678	829,155
Research and development	276,712	262,054	832,954	910,862
Selling and marketing	133,032	223,286	507,856	722,696
General and administrative	874,611	735,505	3,155,800	2,270,953
Total operating costs and expenses	1,570,149	1,455,165	5,396,288	4,733,666

Operating loss	(1,068,991)	(933,399)	(3,866,227)	(2,962,353)

Other income (expense):
Interest expense	(2,124,477)	(733,209)	(4,001,711)	(3,015,596)
(Loss) Gain on extinguishment of debt	(185,203)	(140,765)	(332,474)	335,132
Incentive shares/warrants	-	-	-	(663,130)
Other income (expense)	4,674	(1,283)	4,400	(15,595)
Total other expense	(2,305,006)	(875,257)	(4,329,785)	(3,359,189)
Income tax benefit	217,168	-	217,168	-
Net loss	(3,156,829)	(1,808,656)	(7,978,844)	(6,321,542)
Deemed dividend on down round feature	-	-	-	(213,012)
Deemed dividend on beneficial conversion feature	(675,979)	(1,146,280)	(2,625,710)	(11,678,571)
Preferred stock dividends	(492,494)	(277,439)	(1,268,593)	(373,318)
Net loss attributable to common stockholders	$(4,325,302)	(3,232,375)	$(11,873,147)	(18,586,443)
Basic and diluted net loss per share attributable to common stockholders	$(2.20)	$(2.01)	$(6.29)	$(12.67)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,967,872	1,606,575	1,887,393	1,466,424

The accompanying notes are an integral part of these unaudited consolidated

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,978,844)	$(6,321,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	43,435	-
Common stock issued for debt extension	-	33,218
Depreciation and amortization	68,849	70,681
Accretion of interest and amortization of debt discount	886,950	1,405,490
Issuance of incentive shares and common stock warrants	-	663,130
Issuance of shares for services rendered	245,000	-
Inventory reserve recovery	-	(39,900)
Loss(Gain) on extinguishment of debt	332,474	(335,132)
Stock-based compensation expense	722,576	299,584
Shares issued with debt	-	7,800
Impairment loss on investment	-	3,182
Changes in operating assets and liabilities:
Accounts receivable	63,388	(167,481)
Inventories	51,593	(2,372)
Prepaid expenses and other assets	(177,066)	141,214
Accounts payable	838,278	16,390
Accrued employee compensation	(63,434)	3,702
Operating lease liability	(43,435)	-
Deferred revenue and other accrued expenses	(9,109)	606,454
Net cash used in operating activities	(5,019,345)	(3,615,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(28,915)	-
Net cash used in investing activities	(28,915)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving note payable	-	460,000
Net proceeds from Series AA Convertible Preferred Stock	3,185,100	1,255,463
Net proceeds from convertible debt	4,601,300	3,848,484
Net proceeds from non-convertible debt – third party	2,956,750	1,595,901
Net proceeds from non-convertible debt – related party	239,000	116,100
Payments on convertible debt	(3,705,485)	(2,097,750)
Payments on non-convertible debt	(2,021,159)	(1,579,130)
Payments on non-convertible debt – related party	(175,000)	(58,600)
Net cash provided by financing activities	5,080,506	3,540,468

NET INCREASE (DECREASE) IN CASH	32,246	(75,114)
CASH AT BEGINNING OF YEAR	103,118	81,033
CASH AT END OF PERIOD	$135,364	$5,919

SUPPLEMENTAL INFORMATION
Interest paid in cash	$2,571,231	$856,562
NON CASH TRANSACTIONS:
Loan extension fees added to principal	$77,500
Common stock issued for conversion of debt and accrued interest	342,250	-
Common stock issued in lieu of cash for dividend	190,123	-
Common stock issued in lieu of cash for interest	-	201,432
Common stock issued for services to be rendered	-	173,520
Common stock issued with debt	226,133	222,272
Discount from warrants issued with convertible debt	-	162,023
Discount from one-time interest	-	169,500
Preferred stock dividends	1,268,593	373,318
Conversion of debt into preferred stock	-	12,688,634
Conversion of preferred stock into common stock	160	-
Contingent beneficial conversion feature on convertible note	451,665	253,000
Deemed dividend-triggered down round feature	-	213,012
Deemed dividend-beneficial conversion feature	2,625,710	11,678,571

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2017	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	-	-	1,342,858	$13,429	$9,878,513	$30,833,549	$-	$(55,349,299)	$(14,622,796)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	86,020	-	-	86,020
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,606	226	-	80,529	-	-	80,755
Common Stock issued for debt extension															7,000	70	-	28,420			28,490
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15,750	158	-	59,106	-	-	59,264
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	118,416	-	-	-	118,416
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,231,654)	(2,231,654)
BALANCE, March 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	-	$-	1,388,214	$13,883	$9,996,929	$31,087,624	$-	$(57,580,953)	$(16,481,505)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	62,249	-	-	62,249
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-		-	-	-
Down round feature triggered	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		10,532,291	-	213,012	10,532,291
Incentive Shares/Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	110,833	1,108	312,637	$339,149	-	-	652,894
Warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-		-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(95,879)	(95,879)
Contingent beneficial feature on convertible notes																		$253,000			$253,000
Issuance of warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of debt and interest for preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	51	-	-	6,826,710	5,861,874	-	-	12,688,635
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,637	26	-	9,242	-	-	9,268
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,532,291)	-	$(213,012)	(10,532,291)
Conversion of Series K convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	120	1	-	-	172,932	127,067	-	-	300,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,782	(111,691)	-	-	(73,909)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	35,410	354	-	118,927	-	-	119,281
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	43,607	-	-	-	43,607
Warrant modification	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	60,120	-		-	60,120
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(2,281,232)	(2,281,232)
BALANCE, June 30, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	$120	$52	1,537,094	$15,371	$17,450,717	$37,747,441	$-	$(59,958,064)	$(4,743,471)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	151,315	-	-	151,315
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	48,000	480	-	173,040	-	-	173,520
Incentive Shares/Warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(277,439)	(277,439)
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	30,764	308	-	111,101	-	-	111,409
Conversion of Series G convertible preferred stock	-	-			-	-	-	-	-	-	-	-	-	-		-	-		-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-			-	-	-	-		-	-	-	-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	460	5		-	679,707	470,288	-	-	1,150,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,265	(280,895)	-	-	(120,630)
Common Stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,200	72	-	25,056	-	-	25,128
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	34,078	341	-	107,286	-	-	107,627
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(1,752,154)	(1,752,154)
BALANCE, September 30, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	$580	$57	1,657,136	$16,572	$18,290,689	$38,504,632	$-	$(61,987,657)	$(5,174,695)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	6,499	65.00	1,684,184	$16,842	$19,807,247	$39,777,301	$-	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	245,392	-	-	245,392
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	(355,610)	(355,610)
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	500		167,500	-	-	168,000
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199	-	-	1,060,199
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,060,199)	-	-	(1,060,199)
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	560	6	-	-	738,528	661,466	-	-	1,400,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,764	(300,764)	-	-	(140,000)
Common Stock issued for debt extension															12,300	123	-	27,788			27,911
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,008	220	-	61,590	-	-	61,810
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,055,173)	(2,055,173)
BALANCE, March 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,059	$71	1,768,492	$17,685	$20,706,539	$40,640,273	$-	$(68,138,321)	$(6,772,741)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	362,182	-	-	362,182
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-		-					-	(420,489)	(420,489)
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	889,532	-	-	889,532
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(889,532)	-	-	(889,532)
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-			42,456	425		151,568	-	-	151,993
Conversion of Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-							-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	459	5			608,852	538,062	-	-	1,146,919
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-		-			131,251	(245,870)	-	-	(114,619)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-		-	29,641	296		105,293	-	-	105,589
Common Stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	49,027	490		125,418	-	-	125,908
Warrant modification	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-				-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(2,766,842)	(2,766,842)
BALANCE, June 30, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,518	$76	1,889,616	$18,896	$21,446,642	$41,676,926	$-	$(71,325,652)	$(8,182,100)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	115,002	-	-	115,002
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	250		76,750	-	-	77,000
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(492,494)	(492,494)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,000	1,200	-	341,050	-	-	342,250
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-			19,454	195		37,935			38,130
Conversion of Series AA convertible preferred stock	-	-			-	-	-	-	-	-	-	-	(16)	(0)	16,000	160		(160)			(0)
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-			-	-						(675,979)			(675,919)
Beneficial feature on Preferred Stock Offering	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	675,979	-	-	675,919
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	397	4			511,739	480,257			992,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-					105,926	(205,126)			(99,200)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-			22,483	225		58,509			58,734
Common Stock/Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-			79,610	796	-	$230,517			231,313
Beneficial conversion feature on convertible debt																		$451,665			451,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	(3,156,829)	(3,156,829)
BALANCE, September 30, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,899	$80	2,172,163	$21,722	$22,064,307	$43,263,325	$-	$(74,974,975)	$(9,624,529)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% ownership interest with the investment bank retaining 51%. As of now, PBI Europe does not have any operating activities and we cannot reasonably predict when operations will commence. Therefore, we do not have control of the subsidiary and did not consolidate in our financial statements. PBI Europe did not have any operations in the nine months ended September 30, 2019 or in fiscal year 2018.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2019, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 6 and 7. In addition we raised cash through debt financing after September 30, 2019 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Interim Financial Reporting

The accompanying unaudited consolidated balance sheet as of December 31, 2018, which was derived from audited financial statements, and the unaudited interim consolidated financial statements of Pressure BioSciences, Inc. as of and for the three and nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 16, 2019.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2019	2018	2019	2018
North America	381	408	973	1,123
Europe	9	59	103	278
Asia	111	55	454	370
	501	522	1,530	1,771

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2019	2018	2019	2018
Hardware	186	278	571	1,094
Grants	-	61	-	106
Consumables	112	43	265	182
Contract research services	149	80	498	147
Sample preparation accessories	19	22	61	118
Technical support/extended service contracts	25	20	93	70
Shipping and handling	8	10	27	38
Other	2	8	15	16
	501	522	1,530	1,771

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2019	2018	2019	2018
Products transferred at a point in time	326	362	939	1,546
Products and services transferred over time	175	160	591	225
	501	522	1,530	1,771

Contract balances

In thousands of US dollars ($)	September 30, 2019	December 31, 2018
Receivables, which are included in ‘Accounts Receivable’	411	475
Contract liabilities (deferred revenue)	49	58

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2019	2020	2021	Total
Extended warranty service	27	22	-	49

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

Beneficial Conversion Features

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended
	September 30,
	2019	2018
Top Five Customers	56%	59%
Federal Agencies	12%	12%

	For the Nine Months Ended
	September 30,
	2019	2018
Top Five Customers	41%	36%
Federal Agencies	13%	10%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2019 and December 31, 2018. The Top Five Customers category may include federal agency receivable balances if applicable.

	September 30, 2019	December, 31, 2018
Top Five Customers	59%	54%
Federal Agencies	10%	5%

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

Investment in Equity Securities

As of September 30, 2019, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 321 “Investments —Equity Securities”. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. On September 30, 2019, our consolidated balance sheet reflected the impaired value of our investment in Everest to be approximately $17,000.

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(3,156,829)	$(1,808,656)	$(7,978,844)	$(6,321,542)
Deemed dividend on down round feature	-	-	-	(213,012)
Deemed dividend on beneficial conversion feature	(675,979)	(1,146,280)	(2,625,710)	(11,678,571)
Preferred stock dividends	(492,494)	(277,439)	(1,268,593)	(373,318)
Net loss applicable to common shareholders	$(4,325,302)	$(3,232,375)	$(11,873,147)	$(18,586,443)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	1,967,872	1,606,575	1,887,393	1,466,424

Loss per common share – basic and diluted	$(2.20)	$(2.01)	$(6.29)	$(12.67)

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

	As of September 30,
	2019	2018
Stock options	409,064	341,790
Convertible debt	984,703	361,391
Common stock warrants	9,297,034	6,769,607
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	7,899,422	5,655,454
	19,090,015	13,628,034

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

The Company recognized stock-based compensation expense of $115,002 and $151,314 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized stock-based compensation expense of $722,576 and $299,584 for the nine months ended September 30, 2019 and 2018, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$5,468	$4,698	$25,865	$4,698
Research and development	22,464	28,444	107,037	59,592
Selling and marketing	14,520	11,822	65,598	26,298
General and administrative	72,550	106,350	$524,076	208,996
Total stock-based compensation expense	$115,002	$151,314	$722,576	$299,584

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities are primarily related to convertible debentures and deferred revenue with carrying values that approximate fair value.

The issuances of our convertible promissory notes, common stock and common stock purchase warrants are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

If the warrant is determined to not have derivative features, it is recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the convertible note or preferred stock.

The convertible note is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the note, common stock and/or warrant. Further, upon issuance or modification, we examine the convertible promissory note for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the note is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible promissory note and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares the convertible debt is converted into by its terms. The adjusted BCF value is accounted for as equity. Any warrant and BCF relative fair values are also recorded as a corresponding debt discount to the convertible notes.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019:

		Fair value measurements at September 30, 2019 using:
	September 30, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

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

Rental costs are expensed on a straight-line basis subject to future cost of living increases that are not known until the anniversary date of each year. During the nine months ended September 30, 2019 and 2018 we incurred $135,864 and $137,074 in rent expense, respectively for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2019:

For the three months ending December 31, 2019	$20,738
2020	82,953
2021
2022	-
Thereafter	-
$103,691

6)	Convertible Debt and Other Debt

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

On various dates for the nine months ended September 30, 2018, the Company issued 56,007 shares of common stock based on the 10-day VWAP prior to quarter end to holders of the Debentures in payment of the quarterly interest accrued from the Debentures first anniversary date through December 31, 2017 for an aggregate amount of $211,047. We recognized a $9,615 gain on extinguishment of debt by calculating the difference of the shares valued on the issuance date and the amount of accrued interest through June 11, 2018.

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

On various dates during the nine months ended September 30, 2019, the Company issued convertible notes for net proceeds of approximately $4.6 million which contained varied terms and conditions as follows: a) maturity dates ranging from 2 to 12 months; b) interest rates that accrue per annum ranging from 3% to 15%; c) convertible into the Company’s common stock at issuance at a fixed rate of $2.50 to $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock that were fair valued at issuance dates. The aggregate relative fair value of $226,133 of the shares of common stock issued with the notes was recorded as a debt discount and amortized over the term of the notes. During the nine months ended September 30, 2019 we also have evaluated our convertible notes (upon issuance or modification) for any beneficial conversion feature (“BCF”), reporting the BCF as additional paid in capital and debt discount of $451,665. Finally, we evaluate the convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment as of September 30, 2019. In this period, the amortization of this debt discount was $362,056 and as of September 30, 2019 the unamortized BCF debt discount was $89,610.

The specific terms of the convertible notes that are outstanding as of September 30, 2019 are listed in the tables below.

Loan Inception Date	Term	Loan Amount	Outstanding Balance with OID	Original Issue Discount	Interest Rate	Conversion Price	Deferred Finance Fees	Discount related to fair value of conversion feature and warrants/shares
February 15, 2018 (1),(2),(3)	6 months	$100,000	$115,000		15%	$2.5	$9,000	$14,106
May 17, 2018 (1),(2)	12 months	$380,000	$191,703	$15,200	8%	$2.5	$15,200	$188,007
May 30, 2018 (1),(2)	2 months	$150,000	$75,000	$-	8%	$7.5	$-	$6,870
June 8, 2018 (1)	6 months	$50,000	$50,000	$2,500	15%	$7.5	$2,500	$3,271
June 12, 2018 (1)	6 months	$100,000	$100,000	$-	5%	$7.5	$5,000	$-
June 16, 2018 (1)	9 months	$130,000	$79,000	$-	5%	$(4)	$-	$-
June 16, 2018 (1)	6 months	$110,000	$79,000	$-	5%	$(4)	$-	$-
June 26, 2018 (1),(3)	3 months	$150,000	$86,250	$-	15%	$2.5	$-	$25,507
June 28, 2018 (1)	6 months	$50,000	$50,000	$-	15%	$7.5	$-	$10,518
July 17, 2018 (1),(3)	3 months	$100,000	$105,000	$15,000	15%	$2.5	$-	$46,597
July 19, 2018 (1)	12 months	$184,685	$150,000	$34,685	10%	$7.5	$-	$-
October 19, 2018 (1),(2)	6 months	$100,000	$100,000	$-	5%	$7.5	$-	$-
November 13, 2018 (1),(3)	6 months	$200,000	$220,000	$-	15%	$2.5	$-	$99,330
January 2, 2019	12 months	$125,000	$112,500	$-	4%	$2.5	$6,250	$6,620
January 3, 2019 (1)	6 months	$50,000	$50,000	$2,500	15%	$7.5	$2,500	$-
February 21, 2019	12 months	$215,000	$215,000	$-	4%	$2.75	$15,000	$96,764
February 22, 2019	9 months	$115,563	$115,562	$8,063	7%	$7.5	$2,500	$-
March 18, 2019 (2)	6 months	$100,000	$100,000	$-	4%	$7.5	$-	$10,762
June 4, 2019	9 months	$500,000	$500,000	$-	8%	$2.5	$40,500	$70,631
May 15, 2019	12 months	$75,000	$75,000	$7,500	5%	(4)	$2,000	$4,235
May 28, 2019	12 months	$115,500	$115,500	$5,500	8%	$2.75	$-	$22,354
May 14, 2019	12 months	$100,000	$100,000	$-	6%	$7.5	$2,000	$-
April 30, 2019	12 months	$105,000	$105,000	$-	4%	$7.5	$5,000	$3,286
June 19, 2019	12 months	$105,000	$105,000	$-	4%	$7.5	$5,000	$2,646
April 9, 2019	12 months	$118,800	$118,800	$8,800	4%	$7.5	$3,000	$-
May 6, 2019	12 months	$150,000	$150,000	$-	6%	$7.5	$7,500	$3,534
May 7, 2019	6 months	$155,000	$155,000	$5,000	0%	$7.5	$-	$12,874
April 23, 2019	10 months	$103,000	$103,000	$-	8%	(4)	$3,000	$-
May 17, 2019	10 months	$103,000	$103,000	$-	8%	(4)	$3,000	$-
April 10, 20 19 (1),(3)	3 months	$75,000	$86,250	$-	5%	$2.5	$-	$37,054
May 20, 2019 (1)	3 months	$100,000	$100,000	$-	5%	$2.5	$-	$13,439
June 7, 2019	6 months	$125,000	$125,000	$-	5%	$7.5	$-	$18,254
July 1, 2019	12 months	$107,500	$107,500	$-	4%	$4.0	$7,500	$11,246
July 8, 2019	12 months	$65,000	$65,000	$-	5%	(4)	$8,500	$4,376
July 10, 2019	9 months	$112,500	$112,500	$-	8%	(4)	$3,000	$-
July 19, 2019	6 months	$250,000	$250,000	$-	4%	$7.5	$-	$36,835
July 19, 2019	12 months	$115,000	$115,000	$-	4%	$7.5	$5,750	$3,989
July 19, 2019	12 months	$130,000	$130,000	$-	6%	$7.5	$6,500	$-
August 6, 2019	12 months	$108,000	$108,000	$-	4%	$7.5	$11,000	$-
August 14, 2019	6 months	$50,000	$50,000	$-	3%	$7.5	$-	$-
August 27, 2019	10 months	$113,000	$113,000	$-	8%	(4)	$3,000	$-
September 11, 2019	12 months	$50,000	$50,000	$-	6%	(4)	$6,500	$3,823
September 13, 2019	12 months	$100,000	$100,000	$-	6%	$2.50	$2,000	$-
September 27, 2019	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759

		$5,620,298	$5,215,315	$104,748			$186,450	$770,687

(1) The notes were extended for an additional term.

(2) The note is currently past due. The Company and the lender are negotiating in good faith to extend the loan.

(3) Interest was capitalized and added to outstanding principal amount.

(4) Note is not currently convertible.

For the nine months ended September 30, 2019, the Company recognized amortization expense related to the debt discounts indicated above of $830,181. The unamortized debt discounts as of September 30, 2019 related to the convertible debentures and other convertible notes amounted to $326,380.

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

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the nine months ended September 30, 2019 at substantially the same terms for extensions of ranging from three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on seventeen loans in the nine months of 2019. We recorded losses on debt extinguishment of $332,474 for the nine months ended September 30, 2019 by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The loss was primarily from the fair value of common stock issued in connection with these refinancings and cash fees paid.

On various dates in the nine months ended September 30, 2019, two lenders converted $300,000 of amounts owed into 120,000 shares of common stock. The amount converted included $200,797 of principal and $141,453 of interest and fees.

The Company’s Chief Executive Officer is personally guaranteeing $190,000 of convertible debt of which $190,000 is outstanding as of September 30, 2019.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2019:

2019
Balance at January 1,	$4,000,805
Issuance of convertible debt, face value	4,964,613
Deferred financing cost	(285,813)
Debt discount from shares issued with the notes	(262,904)
Contingent BCF on convertible notes	(451,665)
Conversion of debt into equity	(200,797)
Payments	(3,705,485)
Accretion of interest and amortization of debt discount to interest expense	830,181
Balance at September 30,	$4,888,935
Less: current portion	4,888,935
Convertible debt, long-term portion	$-

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

As further disclosed on page 24, during the nine months ended September 30, 2019 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates from 31% to 47%. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate.

On September 9, 2019, we received a non-convertible loan for $400,000 from a private investor. The loan includes $95,000 of interest and fees through October 9, 2019. The loan is currently past due and the Company and the Investor are negotiating in good faith to extend the loan including interest and late fees owed.

On October 1, 2019, the Company and the holder of the $170,000 convertible loan issued in May 2017 agreed to extend the terms of the loan until December 31, 2019. The Company agreed to issue 1,200 shares of its common stock per month while the note remains outstanding. The loan will continue to earn 10% annual interest.

Merchant Agreements

We have signed various Merchant Agreements which entitle the lenders to our customer receipts. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. Under the agreements below we received the Purchase Price, of which approximately in exchange for rights to all customer receipts until the lender is paid the Purchased Amount, which is collected at the rate of the Daily Payment per business day. The difference between the Purchased Amount and Purchase price is imputed interest that will be recorded as interest expense when paid each day. The Deferred Finance fees below were paid on the inception date. The payments were secured by second position rights to all customer receipts until the loan has been paid in full.

The following table shows our Merchant Agreements as of September 30, 2019.

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
August 5, 2019	600,000	816,000	503,439	4,533.33	6,000
August 19, 2019	350,000	479,500	309,565	2,664.00	3,000
August 23, 2019	175,000	239,750	158,321	1,410.00	1,750
September 19, 2019	275,000	384,275	273,948	2,137.36	5,000

	$1,400,000	$1,919,525	$1,245,273		$15,750

See Note 8, Subsequent Events.

We amortized $31,797 and $56,769 of debt discounts during the nine months ended September 30, 2019 and 2018, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of September 30, 2019 was $7,036.

The Company’s Chief Executive Officer is personally guaranteeing $1,245,273 of loans outstanding as of September 30, 2019. These loans include debt through certain merchant agreements.

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

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 10% guaranteed interest. This loan remains outstanding as of September 30, 2019.

During the nine months ended September 30, 2019, we received short-term non-convertible loans of $239,000 from related parties (a member of the Company’s Board of Directors and Company Officers). The loans were repaid in full as of September 30, 2019 except for $79,000.

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

As of September 30, 2019, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2018 for the pertinent disclosures of preferred stock.

Series AA Convertible Preferred Stock and Warrants

During the nine months ended September 30, 2019, the Company entered into Securities Purchase Agreements with shareholders pursuant to which the Company sold an aggregate of 1,415.6 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase Price of $3,539,000. Each share of Series AA Convertible Preferred Stock will receive a cumulative dividend at the annual rate of eight percent (8%) payable quarterly commencing on March 31, 2019 on those shares of Series AA Convertible Preferred Stock purchased from the Company. Broker fees amounted to $353,900 in cash and warrants to purchase 142,280 shares of common stock with a term of five years and an exercise price of $3.50 with relative fair values of $397,860.

We issued to the shareholders warrants to purchase 1,415,600 shares of common stock with an exercise price of $3.50 per share. The Warrant will expire on the fifth-year anniversary after issuance. The exercise price is also subject to adjustment in the event that we issue any shares of common stock or common stock equivalents at a per share price that is lower than the exercise price for the Series AA Warrants then in effect. Upon any such issuance, subject to certain exceptions, the exercise price will be reduced to the per share price at which such shares of common stock or common stock equivalents are issued.

Shareholders converted 16 shares of Series AA Convertible Preferred Stock into 16,000 shares of common stock as of September 30, 2019.

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

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2019, options to acquire 409,064 shares were outstanding under the Plan with 2,590,936 shares available for future grant under the 2013 Plan.

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

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $562,295, which is expected to be recognized over weighted average period of 0.81 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2019, based on the September 30, 2019 closing stock price of $2.74, was zero.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average
	Shares	Price per share	Shares	Price per share	Total Shares	Total Exercisable
Balance outstanding, 12/31/18	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570
Granted	62,550	-	1,557,214	3.50	1,619,764
Exercised	-	-	-	-	-
Expired	-	-	(25,001)	14.82	(25,001)
Forfeited	(20,220)	3.40	-	-	(20,220)
Balance outstanding, 9/30/2019	409,064	$3.39	9,297,034	$3.56	9,706,098	9,486,855

	Options Outstanding			Options Exercisable
	Weighted Average			Weighted Average
Range of Exercise Prices	Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$ 2.00 - $3.40	409,064	9.2	$3.39	189,821	9.1	$3.40
$ 2.00 - $3.40	409,064	9.2	$3.39	189,821	9.1	$3.40

Common Stock Issuances

During the nine months ended September 30, 2018, we issued to Debenture holders 56,007 shares of common stock for quarterly interest of $201,432 issued in stock in lieu of cash. Of the 56,007 shares issued, 4,681 shares were issued to members of the Company’s Board of Directors, who are also Debenture holders.

On various dates during the nine months ended September 30, 2018 the Company issued a total of 194,236 shares of restricted common stock at a fair value of $949,952 to accredited investors. 14,200 of the shares with a fair value of $53,618 were issued to existing holders of convertible loans who agreed to extend the terms of the loans for various months; 85,238 shares with a fair value of $286,172 were issued in conjunction with the signing of new convertible loans; and 110,833 shares with a fair value of $652,894 were issued in connection with a letter agreement dated June 11, 2018. During the nine months ended September 30, 2018 the Company also issued 48,000 shares with a fair value of $173, 520 for services rendered.

During the nine months ended September 30, 2019, we issued Series AA holders 61,910 shares of common stock for dividends totaling $190,123 issued in stock in lieu of cash. Of the 61,910 shares issued, 5,432 were issued to members of the Company’s Board of Directors, who are also Series AA holders. During this period shareholders also converted 16 shares of Series AA Convertible Preferred Stock into 16,000 shares of common stock.

On various dates during the nine months ended September 30, 2019 the Company issued a total of 335,069 shares of restricted common stock at a fair value of $953,515 to accredited investors. 140,937 of the shares with a fair value of $385,132 were issued to existing holders of convertible loans who agreed to extend the terms for various months; 74,132 of the shares with a fair value of $226,133 were issued in conjunction with the signing of new convertible loans; and 120,000 shares were issued for the conversion of $342,250 of convertible notes and related interest. During the nine months ended September 30, 2019 the company also issued 75,000 shares with a fair value of $245,000 were issued for services rendered.

8)	Subsequent Events

From October 1, 2019 through December 13, 2019 the Company issued Convertible notes for a total of $806,750. The notes required 5,000 shares of the Company’s common stock to be issued and included interest at rates ranging from 4% to 8% and are for terms of nine to twelve months. The Company also extended five Convertible notes (see below schedule) and issued 6,200 shares to settle a conversion of a convertible loan. Finally, during this period the Company extended a $170,000 non-convertible loan from a private investor to December 31, 2019 (with no extension or interest paid).

From October 1, 2019 through December 13, 2019 the Company issued 40 shares of Series AA Convertible Preferred Stock at $2,500 per share and received $90,000 net of $10,000 of broker fees. For every $2,500 invested, the investor received one share of Series AA Convertible Preferred Stock convertible into 1,000 shares of Common Stock and 1,000 warrants to purchase Common Stock at $3.50 per share and an expiration period of five years from the original issue date.

On November 15, 2019 and December 3, 2019, the Company entered into two Securities Purchase Agreements (the “SPAs”) with the same private investor (the “Investor”), pursuant to which the Investor purchased from the Company, for a total purchase price of $800,000 (the “Purchase Price”): (i) 10% Senior Secured Convertible Promissory Notes in the total principal amount of $880,000 (the “Notes”); and (ii) common stock purchase warrants permitting the Investor to purchase up to a total of 176,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $3.50 per share (the “Warrants”, and together with the Notes, the “Securities”).

The Notes accrue interest at a rate of ten percent (10%) per annum and mature on November 15, 2020 and December 3, 2020 (the “Maturity Dates”). The Notes contains customary events of default (each an “Event of Default”). If an Event of Default occurs, all outstanding obligations owing under the Notes will become immediately due and payable at the Investor’s election. Any outstanding obligations owing under the Notes which is not paid when due shall bear interest at the rate of eighteen percent (18%) per annum. The Notes are convertible into shares of the Company’s Common Stock, subject to the adjustments described therein. The conversion price (the “Conversion Price”) shall equal to $2.50.

In connection with the issuance of the Notes, the Company entered into a General Security Agreement (the “GSA”) with the Investor whereby the Company granted to the Investor a continuing security interest in, lien upon and a right of setoff against, all of the Company’s right, title and interest in all of the Company’s assets.

In connection with the SPAs, the Company entered into Registration Rights Agreements (the “RRAs”) pursuant to which it shall (i) use its best efforts to file initial registration statement on Form S-1 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “Commission”) to register the Securities, within thirty (30) calendar days after the final closing date of the Company’s offering of Series AA Convertible Preferred Stock (the “Filing Deadline); and (ii) have the Registration Statement declared effective by the Commission within one hundred fifty (150) days of the Filing Deadline.

In connection with the SPAs, the Company payed a 10% cash fee (a total of $80,000), to Garden State Securities, Inc. (the “Placement Agent”) for acting as placement agent for the sale of the Securities. The Company will also issue a warrant to the Placement Agent for it to purchase shares of Common Stock equal to ten percent (10%) of the Securities.

On November 15, 2019, the Company reached a verbal agreement with its Merchant Agreement lenders to temporarily reduce the Daily Payment Rate from $10,744 to $2,500.

Convertible Loan Modifications and Extinguishments

Subsequent to September 30, 2019, the Company modified or paid off the following loans:

Loan Inception Date	Principal	Principal and interest paid	Extinguished or Extended

July 19,2018	$150,000	$22,500	Conversion term extended to January 19, 2020

April 9,2019	$118,000	$10,000	Conversion term extended to November 15, 2019

April 23,2019	$103,000	$143,146	Repaid after September 30, 2019

May 6, 2019	$150,000	$206,889	Repaid after September 30, 2019

May 7, 2019	$155,000	$201,500	Repaid after September 30, 2019

May 14, 2019	$100,000	$136,000	Repaid after September 30, 2019

May 17, 2019	$103,000	$103,000	Repaid after September 30, 2019

January 2, 2019	$125,000	$15,000	Conversion term extended to December 9, 2019

February 20, 2019	$115,563	$16,627	Conversion term extended to February 20, 2020

June 4, 2019	$500,000	(1)	Conversion term extended to December 4, 2019

(1) Loan extended after issuance of 50,000 common stock warrants.

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

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to September 30, 2019, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

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

We reported the following accomplishments during 2019:

On October 4, Zacks Small Cap Research Initiated Coverage on PBI.

On October 1, PBI’s proprietary PCT Platform was acknowledged to fill a pivotal role for tumor analyses in a novel workflow presented at leading global gynecological cancer meeting. Two nationally acclaimed scientists said that data from the analysis of cancer tissue proteins excised by their novel workflow could lead to improved clinical management of gynecologic cancers.

On September 26, PBI’s PCT Platform was featured in 10 separate presentations at a major international science conference in Australia, by scientists from 17 research institutions worldwide. The presentations highlighted novel applications for the PCT Platform in cancer research and diagnostics.

On September 17, Daniel J. Shea was named Chief Financial Officer of PBI. Mr. Shea has 30-years diverse experience in acquisitions, capital markets, SEC reporting, and leading financial organizations.

On September 10, PBI’s PCT platform was identified by two prestigious research centers as pivotal for cancer biomarker discovery and for potential clinical diagnostics in studies using preserved (i.e., formalin-fixed paraffin-embedded, or FFPE) cancer biopsy tissue samples.

On August 22, PBI received two more purchase orders for its revolutionary BaroShear K45 processing system for manufacturing water-soluble CBD nanoemulsions.

On August 15, PBI reported second quarter 2019 financial results, including record consumables sales for the PCT business unit and strong revenue growth for both the BaroFold and UST business units. The Company also gave guidance that total revenue in 2020 would be more than double total revenue in 2019.

On July 25, PBI announced the first close and customer for its revolutionary water-soluble CBD manufacturing system, the BaroShear K45.

On July 24, PBI announced a second major contract utilizing its BaroFold Protein Refolding and Disaggregation Biopharma Services Business and gave guidance for a significant increase from these services.

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

Results of Operations

Products, Services, and Grant Revenue

Product revenues for the three- and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product and services revenue	$501	$461	$40	9%	$1,530	$1,665	$(135)	(8)%
Grant revenue	-	61	(61)	(100)%	-	106	(106)	(100)%
Total revenues	$501	$522	$(21)	(4)%	$1,530	$1,771	$(241)	(14)%

Products and services revenues increased 9% and decreased 8% in the three-month and nine-month periods, respectively compared to the corresponding periods of the prior year. Sales of consumables increased to a quarterly record of $112,000 for Q3 2019 compared to $43,401 during the same period in 2018, an increase of 39%.

Products, Services, and Other Revenue included $35,235 from non-cash instrument transactions in the current quarter and the nine-month period, respectively while the nine-month period in the prior year included $77,472 and $97,422 of similar revenue. Revenue from non-cash instrument transactions was recognized at the recorded cost or carrying value of the asset per ASC 845.

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Pressure Cycling Technology (PCT) Product Sales	$336	$382	$(46)	(12)%	$970	$1,479	$(509)	(34)%
BaroFold (Biopharma) Services	130	44	86	195%	351	106	245	231%
Ultra Shear Technology (UST)	19	26	(7)	(27)%	147	40	107	268%
Grants and Services	16	70	(54)	(77)%	62	146	(84)	(58)%
Total revenues	$501	$522	$(21)	(4)%	$1,530	$1,771	$(241)	(14)%

Costs and operating expenses

Total costs and operating expenses for the three- and nine-month periods ended September 30, 2019 and 2018 were comprised of the following:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of product revenue	$286	$234	$52	22%	$899	$829	$70	8%
Research and development	277	262	15	6%	832	911	(79)	(9)%
Selling and marketing	133	223	(90)	(40)%	508	723	(215)	(30)%
General and administrative	874	736	138	19%	3,157	2,271	886	39%
Total costs and operating expenses	$1,570	$1,455	$115	8%	$5,396	$4,734	$662	14%

Gross profit margin on products and services decreased to 43% in three months ended September 30, 2019 from 55% in the same period of the prior year from a shift in the mix of revenue to services business. The gross profit margin decreased to 41% in the nine months ended September 30, 2019 from 53% in same period of the prior year from a shift in revenue to services business and partly due to sales of products bought with dealer pricing. Gross margins may fluctuate in the fourth quarter of 2019 based on expected production volume, services offered and product mix.

Research and development expenses increased 6% and decreased 9% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. This decrease is primarily related to a product development project and costs relating to data research performed by collaboration partners in the prior period. The R&D team’s cost in performing work on BioPharma (BaroFold) Services was charged to cost of goods and services. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling and marketing expenses decreased 40% and 30% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. This decrease was primarily attributable to the retirement of our Vice President of Marketing and Sales, augmented by a concomitant decrease in sales personnel.

General and administrative expenses increased 19% and 39% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. This increase included legal fees for fundraising, increased use of investor and public relations services, non-cash stock compensation relating to renewed vesting and repricing of stock options, and employee costs relating to the hire of a chief commercial officer with related travel for business development.

Interest expense

Interest expense for the three- and nine-month periods ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense	$(2,124)	$(733)	$1391	189%	$(4,001)	$(3,016)	$985	33%

Interest expense increased 189% and 33% in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year. The increase in interest expense in the current three-month period is attributable to an increase in convertible and other debt. In the nine-month period ended September 30, 2019 the growth in interest expense from the increase in convertible and other debt was offset by lower interest expense from the conversion of the Revolving Note issued in October 2016 to equity in June 2018.

Other expense

Other expense for the three- and nine-month periods ended September 30, 2019 and 2018 was as follows:

(Loss)Gain on extinguishment of debt

(Loss)Gain on extinguishment of debt for the three- and nine-month periods ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
(Loss) gain on extinguishment of debt	$(185)	$(140)	$45	32%	$(333)	$335	668	199%

Changes in Losses on extinguishment of debt in the current three-month period, compared to the corresponding period in the prior year are primarily attributable to debt modifications in the third quarter of 2019 reported as loan extinguishments under ASC 470. Changes in Losses on extinguishment of debt in the current nine-month period, compared to the corresponding period in the prior year are primarily attributable to prior period activity relating to interest forgiveness of $520,680 on the Revolving Note, debt modifications in the third quarter of 2019 reported as loan extinguishments under ASC 470.

Incentive shares/warrants

Incentive shares/warrants for the three- and nine-month periods ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Incentive shares/warrants	$-	$(663)	$663	100%	$-	$(663)	$663	100%

Changes in incentive shares/warrants in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year are attributable to the fair value of 110,833 shares of common stock and 110,833 warrants to purchase common stock issued to an accredited investor on June 11, 2018.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three- and nine-month periods ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income tax expense (benefit)	$(217)	$(0)	$217	100%	$(217)	$(0)	217	100%

Changes in income tax expense (benefit) in the current three- and nine-month periods, respectively, compared to the corresponding periods in the prior year are attributable to the recognition of a tax benefit for corporate alternative minimum tax paid in past years, which will be recovered in cash from 2019 to 2022. This benefit was reflected on the Company’s 2018 tax return, which was filed in the third quarter of 2019.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Note 6 of the accompanying consolidated financial statements, we received $8.1 million in net proceeds from loans and $3.2 million in net proceeds from sales of preferred stock in the first nine months of 2019. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2019 was $5,019,345 as compared to $3,615,582 for the nine months ended September 30, 2018. The increase in net cash used in operations was principally attributable to the increase in the net loss in the nine months ended September 30, 2019 from the corresponding period in 2018.

Net cash used in investing activities for the nine months ended September 30, 2019 was $28,915 compared to $0 in the prior period. Cash capital expenditures in the current year included laboratory equipment and IT equipment.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $5,080,506 as compared to $3,540,468 for the same period in the prior year. The cash from financing activities in the period ended September 30, 2019 included $3,185,100 net proceeds from sales of preferred stock, $4,601,300 from convertible debt, net of fees and less payment on convertible debt of 3,705,485. We also received $2,956,750 from non-convertible debt, net of fees, less payment on non-convertible debt of $2,021,159. Related parties also lent us $239,000 in short-term non-convertible loans of which we repaid $175,000 back. The cash from financing activities in the period ended September 30, 2018 included $1,255,463 net proceeds from sales of preferred stock, $460,000 from our Revolving Note and $3,848,484 from convertible debt, net of fees and less payment on convertible debt of $2,097,750. We also received $1,595,901 from non-convertible debt, net of fees, less payment on non-convertible debt of $1,579,130. Related parties also lent us $116,100 in short-term non-convertible loans of which we repaid $58,600 back.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2019 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2018. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended September 30, 2019, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows:

As a result of the delayed filing with the Commission of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our lenders may accelerate the principal and interest payments of our debt, potentially harming our financial condition. In addition, we may find it more difficult to sell additional securities, potentially increasing our transaction costs and the amount of time required to complete financing transactions, potentially harming our business, strategic plan, and financial condition. Furthermore, our inability to timely file our periodic reports may adversely affect our reputation among investors, regulators, prospective employees, and others with whom we interact on a regular basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the three months ended September 30, 2019, the Company issued a total of 102,093 shares of common stock with a fair value of $290,047 in connection with the issuance of new loans and the extension of loans with existing noteholders and 25,000 shares of common stock with a fair value of $77,000 were issued for services rendered.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to: “Item 1.01—Entry into a Material Definitive Agreement,” “Item 2.03—Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” “Item 3.02—Unregistered Sales of Equity Securities,” and “Item 5.02—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On November 15, 2019 and December 3, 2019, the Company entered into two Securities Purchase Agreements with the same private investor (the “Investor”), pursuant to which the Investor purchased from the Company certain securities of the Company. For a description of this transaction, see the paragraph that begins with the words “On November 15, 2019 and December 3, 2019” in Note 8—Subsequent Events to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On November 15, 2019, the Company reached a verbal agreement with its Merchant Agreement lenders to temporarily reduce the Daily Payment Rate from $10,744 to $2,500.

On November 27, 2019, Mr. Daniel J. Shea resigned, effective immediately, as the Chief Financial Officer of the Company. Mr. Shea and the Company expect Mr. Shea to serve as a consultant to the Company for the next few months.

On December 13, 2019, the Company entered into Standstill and Forbearance Agreements with lenders who hold convertible promissory notes with a total principal of $2,467,066. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of Common Stock until either January 30th or January 31st of 2020, and to waive, through January 30th or January 31st of 2020, all of the Company’s defaults under their notes including, but not limited to, the late filing of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019. The Company issued a total of 229,359 shares of Common Stock with a Securities Act restrictive legend and warrants to acquire 250,000 shares of Common Stock to the lenders in connection with the entrance into the Standstill and Forbearance Agreements. These securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

PRESSURE BIOSCIENCES, INC.

Date: December 13, 2019	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

