Form 10-K
period 2019-12-31
PRESSURE BIOSCIENCES INC
filed 2020-04-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019 or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019 was $5,366,316 based on the closing price of $3.00 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of April 9, 2020, there were 2,770,071 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS.

Throughout this document we use the following terms: Barocycler®, and PULSE®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BaroFoldTM, Ultra Shear Technology, and UST™ all of which are unregistered trademarks of the Company.

Overview

We are a leader in the development and sale of innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Our primary focus has been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. Additionally, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology platform) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be acceptably preserved using existing non-thermal technologies.

The PCT Platform

a. Description

The PCT Platform uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., critical steps performed by hundreds of thousands of scientists worldwide, such as cell lysis and biomolecule extraction). Our primary focus is in making our recently released, GMP-compliant, next generation PCT-based Barocycler EXTREME instrument available globally to biopharmaceutical drug manufacturers to accelerate biologics development by streamlining workflows for the design, development, characterization and quality control of biotherapeutic drugs. The PCT Platform is also used in such areas as biomarker and target discovery, soil & plant biology, anti-bioterror, and forensics. We currently have hundreds of PCT instrument systems placed in approximately 200 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are over 120 independent publications highlighting the advantages of using the PCT Platform in scientific research studies, many from key opinion leaders worldwide. The PCT Platform is offered through the Company’s Research Products & Services Group.

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

PCT is an enabling platform technology based on a physical process that had not previously been used to control bio-molecular interactions. PCT uses unique instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures and specific time intervals, to rapidly and repeatedly control the interactions of bio-molecules, such as proteins, DNA, RNA, lipids and small molecules. Our laboratory instrument family, the Barocycler®, and our proprietary consumables product line, which include our unique MicroTubes, MicroCaps, MicroPestles, and PULSE® (Pressure Used to Lyse Samples for Extraction) Tubes, and application specific kits (containing consumable products and reagents), together make up our PCT Sample Preparation System (the “PCT SPS”).

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% non-controlling ownership interest with the investment bank retaining 51%. Throughout 2019, PBI Europe did not have any operating activities and we cannot reasonably predict when operations will commence.

Sample preparation is widely regarded as a significant impediment to research and discovery and sample extraction is generally regarded as one of the key parts of sample preparation. The process of preparing samples for genomic, proteomic, lipidomic, and small molecule studies includes a crucial step called sample extraction or sample disruption. This is the process of extracting biomolecules such as nucleic acid i.e., DNA and/or RNA, as well as proteins, lipids, or small molecules from the plant or animal cells and tissues that are being studied. Our current sales and marketing efforts are based upon our belief that pressure cycling technology provides a superior solution for sample extraction when compared to other available technologies or procedures and thus might significantly improve the quality of sample preparation, and thus the quality of the test result.

Within the broad field of biological sample preparation, we focus the majority of our PCT and constant pressure (“CP”) product development efforts in three specific areas: biomarker discovery (primarily through mass spectrometric analysis), precision medicine and forensics. We believe that our existing PCT and CP-based instrumentation and related consumable products fill an important and growing need in the sample preparation market for the safe, rapid, versatile, reproducible and quality extraction of nucleic acids, proteins, lipids, and small molecules from a wide variety of plant, animal, and microbiological cells and tissues.

Biomarker Discovery and Precision Medicine

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

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include hospitals, reference laboratories, pharmaceutical manufacturing plants and other sites involved in each specific application. If we are successful in forensics, our potential customers could be forensic laboratories, military and other government agencies. If we are successful in biomarker discovery and precision medicine - specifically the extraction of biomolecules from FFPE tissues, our potential customers could be pharmaceutical companies, hospitals, and laboratories focused on drug discovery or correlation of disease states.

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

b. Market

Until last year, we have focused most of our research and development and commercialization efforts on sample preparation for genomic, proteomic, lipidomic, and small molecule studies. This market is comprised of academic and government research institutions, biotechnology and pharmaceutical companies, and other public and private laboratories that are engaged in studying genomic, proteomic and small molecule material within plant and animal cells and tissues. We elected to initially focus our resources in the market of genomic, proteomic and small molecule sample preparation because we believe it is an area that:

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

Biomarker Discovery - Mass Spectrometry

A biomarker is any substance (e.g., protein, DNA) that can be used as an indicator of the presence or absence of a particular disease-state or condition, and/or to predict or measure the progression and effects of therapy. Biomarkers can help in the diagnosis, prognosis, therapy selection and monitoring, prevention, surveillance, control, and cure of diseases and medical conditions.

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

Biomarker Discovery – Precision Medicine

Precision medicine is an approach to patient care that allows doctors to select treatments that are most likely to help patients based on a specific biomolecular understanding of their disease. The hope of precision medicine is that treatments will one day be tailored to the unique biomolecular variations specific to each person’s cancer.

A significant roadblock in obtaining necessary information to advance precision medicine – specifically in proteogenomics, is sample preparation and the time required using conventional methods. We believe our PCT workflows address this roadblock by providing rapid, reproducible means of extracting biomarkers from patient samples in a clinically relevant timeframe of 2 hours.

Biomarker Discovery – Cancer and Tumor Microenvironment

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

Biopharmaceutical Quality Control

A critical step in biopharmaceutical manufacturing processes is quality control, involving characterization of the resulting biotherapeutics via peptide mapping and analysis of post-translational modifications. Peptide mapping can be used in drug discovery and throughout the manufacturing process for quality control between batches to produce a unique ‘fingerprint’ of an individual protein and to compare this with the theoretical gene-derived amino acid sequence. Using conventional methods this process can take overnight or more. We believe our PCT workflows offer a significant advantage to this process by offering a significant reduction in time and improvement in reproducibility with a GMP compliant platform. Many protein-based pharmaceuticals undergo specific enzymatic and chemical modifications (such as glycosylation, when specific carbohydrate moieties, glycans, are attached to the protein core, thus helping them remain active longer in the patient’s bloodstream). Similar to peptide mapping, analysis of glycans, also critical quality attributes of biologic drugs, requires tedious sample preparation steps that can be significantly accelerated and rendered more reproducible by PCT instruments.

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

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include hospitals, reference laboratories, pharmaceutical manufacturing plants and other sites involved in each specific application.

If we are successful in forensics, our potential customers could be forensic laboratories, military and other government agencies.

If we are successful in precision medicine applications supporting diagnostic and prognostic decisions, including the extraction of biomolecules from FFPE tissues, our potential customers could be clinical laboratories, pharmaceutical and biopharmaceutical companies, and laboratories focused on drug discovery or prediction of cancer treatment outcomes.

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

c. Products

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

Our instruments (the 2320EXT, the HUB440 and the HUB880) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release proteins, nucleic acids, lipids and small molecules from the specimen into our consumable processing tubes, referred to as our PULSE® Tubes and MicroTubes. Our instruments have temperature control options (on-board heating via internal heating jacket or heating and chilling via an external circulating water-bath), automatic fill and dispensing valves, and an integrated touchscreen for interfacing with an onboard micro-processor or computer. The microprocessor, computer or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler® instruments and our consumable products make up our PCT Sample Preparation System.

Barocycler® 2320EXTREME - The Barocycler® 2320EXT is the flagship of the Company’s Barocycler line of PCT-based instruments. It weighs approximately 80lbs, delivers a maximum pressure of 45,000 psi, and can process either up to 16 MicroTubes simultaneously or one PULSE® Tube. The working temperature range is 4 – 95ºC and is controlled via an on-board electric heating jacket or external circulating water bath. All tests are entered and recorded on a touch screen interface. Information from each test run (pressure profile, cycle number, and temperature) is recorded and can be stored on the instrument, on a USB drive, or networked into the user’s lab computer system. Pressure profiles can be manipulated in a number of ways, including static high pressure holds and pressure ramp programs. The Barocycler® 2320EXT is pneumatic and requires an input air source of only 100psi to achieve and cycle at high pressure.

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

Barocycler® HUB440 –We believe the Barocycler® HUB440 is the first portable, ready to use, “plug-and-play” high pressure generator for the laboratory bench. The Barocycler® HUB440 is capable of creating and controlling hydrostatic pressure from 500 psi to 58,000 psi and is designed for easy and flexible interfacing with a wide variety of user-specified pressure vessels. It is computer controlled and runs on software that was developed by us to allow data logging and sophisticated algorithms for controlling pressure and temperature. We own the rights and have a license to use the specialty LabVIEW software. We believe that over the coming years, the Barocycler® HUB440 may become one of the main products in our pressure-based instrument line.

Barocycler® HUB880 - The Barocycler® HUB880 is a compact, portable, bench-top, ultra-high pressure generator with vessel interface flexibility similar to the HUB440, that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the life science research, food safety and vaccine industries.

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

Barocycler® Consumable Products

PCT MicroTubes – PCT MicroTubes are made from a unique fluoropolymer, fluorinated ethylene propylene (FEP). FEP is highly inert and retains its integrity within an extremely wide temperature range (-200°C to 100°C), while providing important limited flexibility behavior for PCT applications. MicroTubes hold a maximum total volume of 150 microliters. PCT MicroTubes must be used with either PCT-MicroCaps or PCT-MicroPestles.

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

d. Customers

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical firms, and other life science institutions throughout the Americas, Europe, Asia, Africa and Australia. Our goal is to continue aggressive market penetration to target groups in these geographical areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler® instrumentation to additional laboratories at current customer institutions.

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include:

●	Hospitals,
●	Reference laboratories,
●	Pharmaceutical companies and
●	Laboratories focused on drug discovery, cancer research and precision medicine.
●	Police and F.B.I. labs

e. Competition

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

f. Manufacturing and Supply

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

Although we currently manufacture and assemble the Barocycler® HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility, we plan to take advantage of outsourced manufacturing relationships such as that with CBM and outsource manufacturing of the entire Barocycler® product line, future instrument, and other products to CBM.

The Barocycler® NEP3229, launched in 2008, and manufactured by the BIT Group, will be phased out over the next several years and replaced by the new state-of-the-art Barocycler® HUB and Barozyme HT product lines.

g. Research and Development

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

Since we initiated our collaboration program, third party researchers have cited the use of our PCT platform in multiple publications and presentations. We believe that this program has provided and continues to provide us with independent and objective data about PCT from well-respected laboratories in the United States and throughout the rest of the world. We believe this program has been responsible for the sale of multiple Barocycler instruments over the past few years and will continue to help to increase the sales of instrument systems in the future.

Active Collaborations:

a. RedShiftBio Inc.

b. Thomas Conrads Inova Schar Cancer Center

c. Christine Vogel, NYU

Collaborations expected to be signed by April 30, 2020:

a. University of Delaware

b. Cedars Sinai

c. Mayo Clinic

d. Northeastern University

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

The BaroFold Platform

a. Description

The need for the efficient production of recombinant protein biopharmaceuticals has grown rapidly and demand for them will continue to grow as a result of their high specificity and efficacy. Protein drugs are being manufactured in a variety of host organisms. With the rapid growth in biosimilars (less expensive versions of popular biopharmaceuticals that are manufactured as a result of expiration of the original patents), expression in bacteria is beginning to play a major role in this industry, particularly when the biological activity of the protein product is not dependent on post-translational modifications. Overexpression of proteins in bacteria often results in the accumulation of the protein product in inactive insoluble deposits inside the cells, called inclusion bodies. Inclusion bodies protect the protein of interest from degradation and present a simple and convenient ways to extract and purify it. Moreover, if the protein of interest is toxic or lethal to the host cell, then inclusion body expression may be the only available production method. However, the challenge of protein production in bacterial most often lies in conversion of inactive and misfolded inclusion body proteins into soluble, properly folded bioactive products. This conversion process is called protein refolding. Traditional methods of protein refolding rely on using high concentrations of chemical denaturants and detergents to unfold and disentangle inactive and misshapen protein aggregates to dissolve them, followed by up to 100-fold dilution or dialysis to remove interfering chemicals and then letting the proteins refold into their desired active forms. Since chemically-driven unfolding is harsh, it tends to destroy most protein structure, some of which could be beneficial for subsequent refolding. Moreover, dilution- or dialysis-based methods take a long time and produce very low yields of refolded protein, while most of the unfolded protein material tends to get lost into irreversible aggregation. Overall, traditional refolding methods are usually inefficient, include multiple costly steps and have very low recovery yields.

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

Barofold technology utilizes high pressure instead of, or in synergy with, chemical denaturants, offering significantly milder conditions for unfolding of inclusion bodies. As a result, subsequent refolding can be carried out faster, more efficiently, and in much smaller volumes. Pressure-based unfolding of inclusion bodies tends to only partially unfold the protein and preserve some beneficial structures that could help to guide the refolding process into the right direction. Consequently, higher yields of active protein and faster manufacturing turn-around further lower the cost of biopharmaceutical production. Moreover, lower requirements for harsh chemical reagents in high pressure refolding process result in decrease or elimination of associated hazardous waste, leading to further cost reduction and protection of the environment.

The BaroFold Platform can be used to significantly lower the cost, boost production yield, and improve the quality of protein therapeutics. It employs high pressure for the disaggregation and controlled refolding of proteins to their native structures at yields and efficiencies not achievable using existing technologies. The BaroFold Platform has been shown to remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy and safety for both new-drug entities and biosimilar products. The BaroFold Platform can help companies create novel protein therapeutics, accelerate therapeutic protein development, manufacture follow-on biologics, and enable life-cycle management of protein therapeutics. It is scalable and practical for standard manufacturing processes. This unique technology platform can help protein-based biopharmaceutical companies create and manufacture high quality, novel protein therapeutics and lower the cost of existing formulations. Research and manufacturing licenses are available.

b. Market

The global biopharmaceuticals market was valued at $237 billion in 2018, and is estimated to be valued at $389 billion in 2024, witnessing a CAGR of 8.59%. The market growth is attributed to the growing acceptance for biopharmaceuticals due to their ability to treat previously untreatable diseases, resulting in huge market demand for biopharmaceuticals.

Biopharmaceuticals offer several benefits, such as highly effective and potent action, fewer side effects, and the potential to actually cure diseases rather than merely treat the symptoms, which have significantly increased the demand for biopharmaceutical products.”

The predominant majority of biopharmaceutical products are recombinant proteins. Typical examples of such proteins are vaccines, monoclonal antibodies (MAbs) growth factors (such as Erythropoietin), hormones (such as insulin or HGH), receptor ligands, recombinant enzymes (Caspase, Cathepsin, etc.), blood factors and other therapeutic and research reagent proteins. Recombinant protein production can be done in bacteria or in cell cultures derived from higher organisms. Due to significant time and cost savings, attention to protein production in bacterial hosts has recently spiked, predominantly driven by rapid growth of Biosimilars, Antibody-Drug Conjugates (ADCs) and Fusion Proteins that are lethal to the non-bacterial host cells. A major area of challenge in the biopharmaceuticals industry results from suboptimal folding configurations and/or agglomeration of proteins during production and storage, requiring subsequent remediation via unfolding and controlled refolding of these therapeutic proteins into their optimal configurations. Growth of the protein refolding business is expected to follow the growth trajectory of the entire biopharmaceutical market.

Our Barofold platform technology has been also shown not only to save manufacturing costs and time, but to boost protein yield and minimize protein immunogenicity, resulting in greater efficacy and safety for the patient.

Moreover, PBI’s Barocycler line of products can also be utilized in accelerated protein stability testing to guide biopharmaceutical formulation development. PBI has initiated several collaborations, including a co-marketing agreement with RedShift BioAnalytics, Inc., and a research collaboration with the University of Delaware (see the Research and Development section below).

c. Products

Instruments: Barocycler 2320 EXT - a convenient screening tool for protein refolding optimization

Originally developed within the framework of our PCT platform business as a tool for biological sample preparation (as described above), our Barocycler 2320EXT instrument features a “ramp mode” in its control software that makes it ultimately suitable for performing research-scale experiments for protein refolding and disaggregation on a laboratory bench scale. Each protein molecule is biochemically unique and, while pressure is highly efficient in solubilization of practically any misfolded protein contained within inclusion bodies, a unique chemical environment may be required to persuade each unfolded protein molecule to refold into a stable biologically active state. Therefore, development of protein refolding methods requires screening experiments necessary to determine the most optimal composition of the chemical additives for each protein of interest. The Barocycler 2320EXT is ideally suited for such experiments, providing researchers with abilities to process up to 12 specimens per batch in varying chemical environments. We believe that availability of an affordable screening tool would promote high-pressure refolding approach among biopharmaceutical process development teams and academic researchers involved in development of protein biopharmaceuticals. The same instrument is also uniquely suited for studies of thermodynamics of protein aggregation and accelerated protein stability tests.

BaroFold Contract Services

Our BaroFold contract services can be used to significantly impact and improve the quality of large-molecule protein biotherapeutics. These services employ high pressure manipulations for the disaggregation and unfolding of proteins to their native structural states and then controlled refolding of the proteins to the desired therapeutically active state, at yields and efficiencies not achievable using existing technologies. The Barofold Platform has been shown to eliminate protein aggregation during biotherapeutic drug manufacturing and storage, thereby improving product yield, efficacy and safety for both new-drug entities and biosimilar products. The Barofold platform can help companies create novel protein therapeutics, accelerate therapeutic protein development, manufacture follow-on biologics, and enable life-cycle management of protein therapeutics. It is scalable and practical for standard manufacturing processes. This unique technology platform can help protein-based biopharmaceutical companies create and manufacture high quality, novel protein therapeutics and lower the cost of existing formulations. Research and manufacturing licenses are available.

d. Customers (examples only, not current customers for confidentiality reason

Biopharmaceutical companies (Roche, Novartis A.G., Sanofi, Biogen-Idec, Abbvie, Inc., Amgen, Takeda, Pfizer, Merck & Co., etc.)

Biosimilars companies (Teva, Sandoz, Hospira, Mylan, Allergan, Biocon, Momenta., etc.)

Biopharmaceutical Contract Development and Manufacturing Organizations (Boehringer-Ingelheim, Lonza, Samsung Biologics, Catalent Pharma Solutions, Thermo Fisher Scientific, Fujifilm, etc.)

Life science research reagent manufacturers (Thermo Scientific, GE Healthcare, Danaher Corporation, Millipore-Sigma, Bio-Techne R&D Systems, etc.)

Academic research laboratories involved in development of protein pharmaceuticals, expression of recombinant proteins, protein structure analysis and biophysical characterization.

e. Competition

Over two decades Barofold, Inc. has been building an intellectual property portfolio centered around the use of hydrostatic pressure for protein refolding and disaggregation. Following Barofold’s acquisition by PBI in 2017, this portfolio, combined with the PBI patents in adjacent areas, puts PBI in a unique position worldwide to commercialize, practice and license out the right to practice high pressure protein refolding, disaggregation and accelerated stability testing. There is no direct competition to PBI that is using high pressure for these applications. Competing traditional approaches use chemicals for refolding and appear inferior in many aspects, as described above.

f. Manufacturing and Supply

Manufacturing of the Barocycler 2320EXT has been covered above, since this instrument shares its utility with applications of PCT technology platform. The PCT MicroTube consumable line is also shared between these two application areas.

PBI currently develops GMP-compliant pilot scale high pressure systems for processing of protein batches up to 10L in volume at pressure up to 60,000 psi.

In order to provide access for our customers to manufacturing scale high pressure equipment, PBI is currently in negotiations with several HPP (High Pressure Processing) equipment vendors supplying large pressure systems to food manufacturers. Upon successful feasibility studies conducted by customers themselves, or within the framework of Barofold Contract Services, PBI will act as a contractor to assist protein refolding customers in scaling up the process and identifying, procuring and validating appropriate large scale equipment for high pressure protein refolding.

g. Research and Development

The PBI team has gained access to a significant body of research data through acquisition of the assets of Barofold, Inc. Barofold has spent over two decades perfecting high-pressure protein refolding applications and produced many publications and patents (see below). Our team’s experience in high pressure refolding is being used in Contract Service work currently offered by PBI to our biopharmaceutical customers, as described above. As an equipment vendor, PBI has a goal of taking advantage of these R&D instrument assets and turning a benchtop high pressure protein refolding solution into a convenient, popular and easily accessible workflow for thousands of laboratories worldwide. As the knowledge about this method spreads and feasibility of great economic impact of utilizing this approach at a production scale is demonstrated, PBI plans to license high pressure refolding methods to its biopharmaceutical customers.

Additionally, several new applications of high pressure in biopharmaceutical development are stemming from a combined Barofold and PBI intellectual property portfolio. One of these highly promising applications, namely, pressure-assisted accelerated protein stability testing, is currently being developed by PBI R&D team in collaboration with the Center for Biomanufacturing Science and Technology of the University of Delaware, headed by Professor Christopher J. Roberts. Many protein biopharmaceuticals must be kept in solution. Any physical factors such as exposure to temperature fluctuations in storage and shipment, mechanical vibration, exposure to light, etc., could promote protein aggregation, if the biotherapeutic protein is stored in a suboptimal chemical environment. Protein aggregates tend to be highly immunogenic, i.e., causing a patient’s immune system to recognize protein drug as a foreign object and destroy it, leading to undesired inflammatory response and counteracting the desired therapeutic effect. Each protein drug may require optimization of its chemical environment (formulations development) to guarantee maximal stability and shelf life. Meanwhile, high pressure is a convenient tool for controlled protein unfolding. Partially unfolded proteins tend to aggregate more rapidly. Brief exposure of the protein drug in a specific formulation to a “pressure shock” promotes aggregation, allowing to screen for best formulations that prevent drug aggregation in a matter of only a few days. Conventional approaches for accelerated stability testing utilize exposure to high temperature. Since thermal effects on proteins are stochastic (i.e., random), there is little chance that every protein molecule will follow the same fate after thermal shock. Pressure exerts its effect on all protein molecules of the same type/conformation in exactly the same manner, making the pressure shock more effective in such studies. Our collaborative research program with Professor Roberts’s team is directed towards development of validated workflows for high pressure accelerated stability testing.

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

The UST Platform

a. Description

The UST Platform is based on the use of intense shear forces generated from ultra-high pressure (greater than 20,000 psi) valve discharge. UST has been shown to turn hydrophobic extracts into stable, water-soluble formulations on a small, laboratory scale. The UST Platform offers the potential to produce stable nanoemulsions of oil-like products in water. Such formulations could potentially have enormous success in many markets, including inks, paints, and cosmetics, as well as in pharmaceuticals and nutraceuticals, such as medically important plant oil extracts, i.e., making CBD-enriched plant oil soluble in water. We believe that UST has the potential to play a significant role in a number of commercially important areas, including (i) the creation of stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water), and (ii) the preparation of higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies, e.g., dairy products. The UST Platform is currently being developed for commercialization.

UST is an emerging technology that combines intense fluid shear with an instant, short-lived burst of heat achieved by specialized high-pressure equipment that can produce commercially sterile, pumpable, homogeneous fluid products. The UST process can provide energetic cellular disruption that results in the inactivation of bacteria, bacterial spores, viruses, and enzymes. Depending on operating conditions, low nano-scale emulsions (nanoemulsions) of oil and water mixtures can be produced that have been shown to have improved shelf stability, flavor, absorption and bioavailability.

The Company received two UST patents in China, focused on a low cost, scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market a lab-scale UST-based production instrument that we will sell direct to the life sciences and other industries. We also plan to develop a pilot plant scale UST-based production instrument for larger-scale production demonstrations, in our expectation to license the technology with larger manufacturing scale equipment to food, cosmetics, nutraceuticals, and other companies worldwide.

b. Market

In 20I9, we have focused efforts on developing and demonstrating the UST protocol and seeding early adopters, which would provide insights into market, formulation, product development, and ultimately end product requirements. Our initial market focus is on Cannabis as its unmet needs for nanoemulsions solutions offer high visibility and ready access to funding, versus many other important target markets, such as Cosmetics, Food and Beverage, Nutraceutical, Pharmaceutical, and Industrial fluids and lubricants. In 2020, we plan to launch the Ultra Shear Technology K45 instrument via a first production run, then begin portfolio expansion with the additional development and commercial launch preparation of the BaroShear Mini: bench-top, laboratory-based instrument for research, formulation, and small volume processing; and the BaroShear Max: high-volume, industrial-scale, clean-in-place (CIP), production instrument.

c. Products

The BaroShear Ultra Shear Technology platform development portfolio is currently comprised of three models for use in research, formulation, and processing of oil and water nanoemulsions.

○	BaroShear Mini – bench-top instrument to be used for research, formulation, and small volume processing where budget is a concern. Throughput of 1mL / minute

○	BaroShear K45 – pilot scale, floor standing instrument for throughput up to 1L / hour.

○	BaroShear Max – floor standing, fully automated, CIP industrial instrument for throughput up to 1L / minute.

d. Customers

Cannabis, Cosmetic, Food & Beverage, Nutraceutical, Biopharmaceutical, researchers and processors interested in developing stable, water-soluble nanoemulsions.

e. Competition - High Pressure

○	Avestin / ATA Scientific – Australia
○	Bee Int’l, Easton, MA – USA
○	DyHydromatics, Maynard, MA - USA
○	ELVEFLOW an Elvesys brand, Paris, FRANCE
○	Microfluidics an IDEX Corp Company, Westwood, MA – USA

f. Manufacturing and Supply

PBI’s current strategy is to have the development and transfer t manufacturing handled by PBI’s development and engineering team. Manufacturing will be outsourced to a Contract Manufacturing Organization (CMO). Aftermarket service and support will initially be handled by PBI’s service and repair staff. As unit placements grow, we will investigate expansion of PBI’s service and support organization or augment it with external partners.

g. Research and Development

PBI’s UST engineering team is developing a product portfolio consisting of three model instruments with the following research, formulation, pre-production, production launch schedule as follows:

BaroShear K45 mini – bench-top instrument, Q4 2020

BaroShear K45 – floor standing model, Q4 2020

BaroShear Max – floor standing, fully automated, CIP equipment, prototype delivery to Ohio State University – Q2 2020. Commercial release planned for 2021/2022 timeframe.

Other

a. Patents

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

b. Sales and Marketing

Our marketing and sales functions are led by Richard T. Schumacher, our Chief Executive Officer. Mr. Schumacher oversees and directs all marketing and sales activities, including trade show attendance and sponsorship, on-line advertising, website maintenance and improvement, search engine optimization, creation and dissemination of newsletters, market research initiatives, the arrangement of on-location seminars, lectures, and demonstrations of instrumentation and consumables capabilities, and the supervision of our sales and marketing personnel. Mr. Schumacher is also responsible for the overall coordination of our collaboration programs, from initial set-up, research plan design, and training, service, and data analysis. Some of these responsibilities are shared with other departments such as Research and Development, but marketing and sales drives the collaborative process. Mr. Schumacher is also responsible for the continued coordination and support of our foreign distribution partners.

Our sales and marketing efforts are centered on using the independent data developed and disseminated by our collaboration partners to help drive the installed base of our PCT Sample Preparation System, BaroFold services, and BaroShear UST platform. The development of scientific data by our partners and our internal researchers provides our sales and marketing staff with additional tools that are essential in selling existing and newly developed paradigm-shifting, high value technologies and services.

Our domestic PCT sales force currently consists of one sales director and one field salesperson. Our sales director is currently responsible for servicing the eastern half of the U.S. and our field salesperson handles the western half of the U.S. For our UST business, we added a US-based program director in Q4 2019 and have two additional sales and marketing personnel.

Our domestic BaroShear UST sales force currently consists of one full-time sales director, one part-time salesperson and one part-time customer support representative and one laboratory / applications support technician. We believe that partnering with seasoned, capable equipment distribution partners in the cannabis and other laboratory / process markets will drive lead generation and purchase orders faster than if we were to build our own sales force.

c. Marketing Strategy

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

Broadcasting PCT and Our Products

1.	We attend, exhibit, and present at top scientific meetings such as the American Society of Mass Spectrometry (ASMS) and both the US and International meetings of the Human Proteome Organization (HUPO). These meetings are an opportunity to present our technology and to showcase our products to scientists who require sample preparation in their research studies.

2.	Routine and timely “blast” emails to scientists in our database. Topics include new PCT-related publications, announcements of meetings, product advertisements, and a quarterly newsletter. The database we use is proprietary, as it has been built from attending scientific meetings and searching the internet for relevant publications and contact information. Pardot Marketing automation software is utilized for routing email campaigns, allowing us to measure customer engagement with our landing pages, articles and emails.

3.	We manage our database with SalesForce, a state-of-the-art Customer Relationship Management (CRM) system. Through SalesForce, we employ the marketing automation software Pardot to manage our email blasts. Pardot enables us to assess open rates, levels of interest, and to create automatic and constant contact with potential clients.

4.	We use social media platforms like LinkedIn, Twitter and Facebook to broadcast publications, webinars, our presence at scientific meetings, and press releases. Social media enables us to easily reach scientists world-wide.

5.	We significantly upgraded our website. The upgraded website contains a state-of-the art search engine that enables researchers to rapidly find PCT-related publications and products.

6.	The website contains product information published articles, and videos of our products to foster engagement, product interest, leads, order placement, and learning.

7.	Our scientists regularly present their findings and discuss our products at scientific sessions at regional, national, and international scientific conferences, and at corporate, government, and academic laboratories.

8.	In addition to electronic advertising, we have used and will continue to use print media to showcase our products.

In 2020, we plan to expand our Marketing team to support these and additional initiatives.

d. Foreign Distribution Network

Currently, we have distribution arrangements covering China, Poland, South Korea and 24 countries in Europe, and Japan.

In May of 2014, we entered into a three-year distribution agreement with Powertech Technology Co, Ltd., of China, pursuant to which we were granted Powertech Technology exclusive distribution rights to all of our PCT products in China. This agreement expired in 2019 and we are in renewal discussions.

In February 2016, we entered into a three-year distribution agreement with Bioanalytic of Poland, pursuant to which PBI granted Bioanalytic exclusive distribution rights to all of our PCT products in Poland. This agreement expired in 2019 and we are in renewal discussions.

In September of 2016, we entered into a three-year distribution agreement with Vita Co. of Japan, pursuant to which we granted Vita Co. exclusive distribution rights to all of our PCT products in Japan. This agreement expired in 2019 and we are in renewal discussions.

In September of 2016, we entered into a distribution agreement with I&L GmbH, of Germany pursuant, to which we granted I&L, exclusive distribution rights to all of our products until March 30, 2018 in the countries designated as Western Europe (Andorra, Austria, Belgium, Denmark, Finland, France, Germany, Gibraltar, Greece, Iceland, Italy, Ireland, Liechtenstein, Luxembourg, Malta, Monaco, Norway, Netherlands, Portugal, San Marino, Spain, Sweden, Switzerland, and the United Kingdom). This agreement expired March 31, 2020 and we are in renewal discussions.

Non-Exclusive and Other Distribution Agreements

In November 2011, we entered into a distributor agreement with OROBOROS Instruments Corp. (“OROBOROS”) of Austria pursuant to which we were granted OROBOROS non-exclusive world-wide distribution rights to our Shredder SG3 System and related products.

We are also the exclusive distributor, throughout the Americas, for Constant Systems, Ltd,’s (“CS”) cell disruption equipment, parts, and consumables. CS, a British company located several hours northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment used by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has over 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

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

In June 2013, CS and PBI signed an expanded the Distribution Agreement that made us the exclusive distributor of CS products throughout all of the Americas until the end of 2019. We are in renewal discussions for this agreement.

e. Intellectual Property

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

The Company received two UST patents in China, focused on a low cost scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market three different modules of BaroShear UST platform:

1. a bench-top, research / formulation, low throughput instrument that we will sell;

2. a lab-or pilot scale production instrument that we will sell and distribute to life sciences and other industries;

3. a production scale UST-based instrument for manufacturing applications. It is our plan to license the large-scale production technology to food, cosmetics, nutraceuticals, and other processors worldwide.

Our issued patents expire between 2020 and 2030. Any failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing or sale of any of our PCT products. It may also allow our competitors to duplicate our products without our permission and without compensation.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales of “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013, the minimum annual royalty was $1,200 in 2014 and $2,000 in 2015; the minimum royalties were $3,000 in 2016, $4,000 in 2017 and $5,000 in 2018 and each calendar year thereafter during the term of the agreement.

f. Developments and Accomplishments

We reported a number of accomplishments in 2019 and 2020:

On March 12, 2020, PBI received a new order for its proprietary K45 system from Can B Corp., a rapidly growing health and wellness company dedicated to the highest quality CBD products nationwide.

On February 27, 2020, PBI launched a new era in the preparation of water-soluble nanoemulsions for CBD and other valuable oils with the opening of its UST Demonstration Laboratory

On January 30, 2020, PBI announced the acceleration of its UST Platform rollout for water-soluble CBD with the planned release of an additional Baro Shear product - a benchtop, R&D scale, Baro Shear “Mini” instrument.

On January 24, 2020, PBl announced a significant new order and near sellout on revolutionary nanoemulsification system water-soluble CBD oil. The Company also reported that additional orders are expected shortly.

On January 17, 2020, PBI reported the Company’s UST Platform was featured in a leading North American Cannabis Magazine and that the article highlighted the potential of the UST Platform to play a significant role in multiple billion-dollar markets, such as CBD, nutraceuticals, cosmetics, biopharmaceuticals, and food/beverage.

On January 9, 2020, PBI reported that the number of published scientific papers in 2019 citing the advantages of the Company’s PCT Platform remained strong, with over 20 journal articles for the second straight year.

On December 19, 2019, PBI reported third quarter 2019 financial results, including record PCT consumables sales and strong revenue growth for scientific services (comprised of the BaroFold and UST business units). The Company reiterated earlier guidance that 2020 total revenue would be more than double 2019 total revenue.

On November 15, 2019, the Company reached a verbal agreement with its Merchant Agreement lenders to temporarily reduce the Daily Payment Rate from $10,744 to $2,500.

On October 4, 2019, Zacks Small Cap Research Initiated Coverage on PBI.

On October 1, 2019, PBI’s proprietary PCT Platform was acknowledged to fill a pivotal role for tumor analyses in a novel workflow presented at leading global gynecological cancer meeting. Two nationally acclaimed scientists said that data from the analysis of cancer tissue proteins excised by their novel workflow could lead to improved clinical management of gynecologic cancers.

On September 26, 2019, PBI’s PCT Platform was featured in 10 separate presentations at a major international science conference in Australia, by scientists from 17 research institutions worldwide. The presentations highlighted novel applications for the PCT Platform in cancer research and diagnostics.

On September 17, 2019, Daniel J. Shea was named Chief Financial Officer of PBI. Mr. Shea has 30-years diverse experience in acquisitions, capital markets, SEC reporting, and leading financial organizations.

On September 10, 2019, PBI’s PCT platform was identified by two prestigious research centers as pivotal for cancer biomarker discovery and for potential clinical diagnostics in studies using preserved (i.e., formalin-fixed paraffin-embedded, or FFPE) cancer biopsy tissue samples.

On August 22, 2019, PBI received two more purchase orders for its revolutionary BaroShear K45 processing system for manufacturing water-soluble CBD nanoemulsions.

On August 15, 2019, PBI reported second quarter 2019 financial results, including record consumables sales for the PCT business unit and strong revenue growth for both the BaroFold and UST business units. The Company also gave guidance that total revenue in 2020 would be more than double total revenue in 2019.

On July 25, 2019, PBI announced the first close and customer for its revolutionary water-soluble CBD manufacturing system, the BaroShear K45.

On July 24, 2019, PBI announced a second major contract utilizing its BaroFold Protein Refolding and Disaggregation Biopharma Services Business and gave guidance for a significant increase from these services.

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

On February 13, 2019, the Company announced the release of a short video demonstrating the use of its prototype UST Platform to make water-soluble CBD Oil, offering a solution to resolve CBD absorption issues from food and beverages.

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

On January 7, 2019, the Company announced the commercial launch of its unique biopharmaceuticals contract services business, offering improved manufacturing for protein therapeutic candidates, a $250 billion global market.

g. Liquidity

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

h. Regulation

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

i. Employees

At December 31, 2019, we had fourteen (14) full-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

j. Corporate Information

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

k. Available Information

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2019 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has developed a plan to continue operations. This plan includes continued control of expenses and obtaining equity or debt financing. Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

The factors described above could adversely affect our ability to obtain additional financing on favorable terms, if at all, and may cause investors to have reservations about our long-term prospects and may adversely affect our relationships with customers. There can be no assurance that our auditing firm will not issue the same opinion in the future. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment.

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

We concluded that as of December 31, 2019, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2019, we recorded a net loss available to common shareholders of $15,868,083 or ($7.98) per share, as compared with $23,473,150 or ($15.33) per share, for the corresponding period in 2018. We expect to continue to incur operating losses until sales increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

We currently solely rely on CBM Industries, a third-party contract manufacturer, to manufacture our Barocycler 2320EXT instrumentation, provide manufacturing expertise, and manage the majority of our sub-contractor supplier relationships for this instrument. Because of our dependence on one manufacturer, our success will depend, in part, on the ability of CBM to manufacture our products cost effectively, in sufficient quantities to meet our customer demand, if and when such demand occurs, and meeting our quality requirements. If CBM experiences manufacturing problems or delays, or if CBM decides not to continue to provide us with these services, our business may be harmed. While we believe other contract manufacturers are available to address our manufacturing and engineering needs, if we find it necessary to replace CBM, there will be a disruption in our business and we would incur additional costs and delays that would harm our business.

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

Our instrumentation operates at high pressures and may therefore become subject to certain regulations in the European Community. Regulation of high-pressure equipment may limit or hinder our development and sale of future instrumentation.

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

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2019, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock.

As of December 31, 2019, all of the issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of common stock. As of December 31, 2019, only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were outstanding. Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2019, we had issued notes and debentures convertible into common stock at $2.50 to $7.50 per common share. If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of December 31, 2019, an additional 22,079,621 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

As of December 31, 2019, there were 2,549,620 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2019 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 7,939 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 7,939,000 shares of common stock, .

As of December 31, 2019, there were outstanding options and warrants to purchase an aggregate of 11,289,336 shares of common stock; and fixed rate convertible debt convertible into 2,351,493 shares of common stock. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 31, 2019, that expires December 31, 2020, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

On October 18, 2017 we signed a lease extension for our lab space in Medford, MA. The lease will now expire December 30, 2020 and requires monthly payments of $7,130 starting January 1, 2019 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

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

Authorized Capital

As of December 31, 2019, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock, 15,000 shares as Series K Convertible Preferred Stock and 10,000 shares of Series AA Convertible Preferred Stock.

As of December 31, 2019, there were 2,549,620 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of outstanding Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2019 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 7,939 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 7,939,000 shares of common stock.

Approximate Number of Equity Security Holders

As of December 31, 2019, there were approximately 205 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2019, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2019 and 2018 are outlined in the table below.

Dividends paid in common stock or cash			Dividends payable
For The Year Ended December 31,			For The Year Ended December 31,
	2019	2018		2019	2018
Series D	$-	$-	Series D	$-	$-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	-	Series J	-	-
Series K	-	-	Series K	-	-
Series AA	-	-	Series AA	2,025,821	678,921
	$-	$-		$2,025,821	$678,921

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2019, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Except where noted, all the securities discussed in this Part II, Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. This Part II, Item 5 does not discuss issuances previously disclosed in Form 8-Ks, Form 10-Qs, or the Form 10-K filed by the Company.

On various dates in the quarter ended December 31, 2019 the Company issued a total of 530,369 shares of restricted common stock at a fair value of $895,588 to accredited investors. 6,105 shares with a fair value of $13,742 were issued in conjunction with the signing of new convertible loans; 64,000 shares with a fair value of $153,600 were issued to an investor relations firm for services rendered; 6,200 shares with a fair value of $14,260 were issued upon the conversion of convertible loans; and 19,857 shares with a fair value of $14,977 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock.

Additionally, during the quarter ended December 31, 2019, the Company issued 281,297 shares of restricted common stock with a fair value of $263,886 to existing holders of convertible loans. These share issuances were in conjunction with December 2019 forbearance extension agreement (229,359) and for the settlement of on-going interest obligations (51,938).

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We are a leader in the development & sale of innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Our primary focus is in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. Additionally, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology platform) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

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

Biomarker Discovery and Precision Medicine

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

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include hospitals, reference laboratories, pharmaceutical manufacturing plants and other sites involved in each specific application. If we are successful in forensics, our potential customers could be forensic laboratories, military and other government agencies. If we are successful in biomarker discovery and precision medicine - specifically the extraction of biomolecules from FFPE tissues, our potential customers could be pharmaceutical companies, hospitals, and laboratories focused on drug discovery or correlation of disease states.

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

Going Concern

We have experienced negative cash flows from operations since our inception. As of December 31, 2019, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2019, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2019, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2019 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 as compared with December 31, 2018

Revenue

We had total revenue of $1,809,993, in the year ended December 31, 2019 as compared with $2,457,871 in the prior year, a 26% decrease. The decrease was due to a decrease in product sales and grant revenue.

Products, Services, and Other. Revenue from the sale of products and services was $1,809,993 in the year ended December 31, 2019 compared with $2,200,539 in the year ended December 31, 2018, an 18% decrease. Revenue included sales of both PBI and CS’s pressure-based products and sales of our new Barofold Contract Services. Sales of instrumentation decreased in 2019 by $765,101 or 54%, from $1,418,731 in 2018 to $653,630 in 2019. Sales of consumables were $298,385 for the year ended December 31, 2019 compared to $235,132 for the same period in 2018, an increase of $63,253 or 27%. Sales of Barofold Contract Services increased from $118,383 in 2018 to $380,800 in 2019. Products, Services, and Other Revenue included $59,456 from non-cash transactions in the current year while the prior year included non-cash transactions of $91,265. Revenue from non-cash transactions was recognized based on the carrying value of the assets involved per ASC 845.

Grant Revenue. During 2019, we recorded $0 of grant revenue as compared with $257,332 in 2018. In December 2014, the Company was awarded a $1,020,969 SBIR Phase II grant (2R44HG007136) from the National Human Genome Research Institute of the NIH, which expired in 2018.

Cost of Products and Services

The cost of products and services was $1,197,061 for the year ended December 31, 2019, compared with $1,280,270 in 2018. Our overall gross profit margin decreased to 34% for FY 2019 from 48% for FY 2018.

Research and Development

Research and development expenses were $1,157,222 for 2019 compared to $1,208,160 in 2018, a decrease of $50,938 or 4%.

Selling and Marketing

Selling and marketing expenses were $680,629 in 2019 compared to $1,009,568 in 2018, a decrease of $328,939, or 33%. This decrease is primarily attributed to a decrease in consulting and outside services.

General and Administrative

General and administrative costs were $4,580,615 in the year ended December 31, 2019, as compared with $3,436,956 in 2018, an increase of $1,143,659 or 33%. The increase in General and Administrative expense is primarily attributable to a $525,000 increase in stock-based compensation and a $376,000 increase in investor relations expense.

Operating Loss

Our operating loss was $5,805,534 for the year ended December 31, 2019 as compared to $4,477,083 for the prior year, an increase of $1,328,451 or 30%. This increase in operating loss was due primarily to increased expenses for stock-based compensation and investor relations.

Other income (expense), net

Interest Expense. Net interest expense totaled $5,281,480 for the year ended December 31, 2019 as compared to interest expense of $4,168,214 for the year ended December 31, 2018. The increase in interest expense in the year ended December 31, 2019, compared to the corresponding prior period is attributable to the increase in convertible and other debt as offset by lower interest expense from the conversion of $12.6 million of debt to equity in June 2018.

Gain (Loss) on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we calculated net losses of $795,089 in the year ended December 31, 2019 and net gains of $260,454 in the year ended December 31, 2018. The change, $1,055,543, is attributable to the substantial debt restructuring with convertible lenders during 2019.

Income Taxes

In the year ended December 31, 2019 we recorded a tax benefit of $217,168, compared to $0 in the year ended December 31, 2018. The change in the income tax provision in 2019 was attributable to the recognition of a tax benefit for corporate alternative minimum tax paid in past years, which will be recovered in cash annually through the 2022 tax year.

Net Loss

During the year ended December 31, 2019, we recorded a net loss attributable to common shareholders of $15,868,083 or ($7.98) per share, as compared with a net loss available to common shareholders of $23,473,150 or ($15.33) per share during the year ended December 31, 2018. This decrease in net loss is primarily attributable to $12,881,899 in 2018 deemed dividends from beneficial conversion feature resulting from the conversion of convertible debt to Series AA Convertible preferred Stock.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2019, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

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

Net cash used in operating activities was $6,327,578 for the year ended December 31, 2019 as compared with $5,695,904 for the year ended December 31, 2018.

Net cash used in investing activities for the year ended December 31, 2019 totaled $23,375 compared to $0 in the prior period. Cash capital expenditures included laboratory and IT equipment.

Net cash provided by financing activities for the year ended December 31, 2019 was $6,277,460 as compared with $5,717,989 in the prior year.

In 2019,

A	$3,275,099 in aggregate net proceeds were raised from sale of Series AA Convertible Preferred Stock

B	Loans in the aggregate amount of $9,826,550 were received during the year and we made payments on new and existing debt of $6,824,189.

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is described in the patent application filed by Battelle on July 31, 2008 (US serial number 12/183,219). This application includes subject matter related to a method and a system for improving the analysis of protein samples including, through an automated system, utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. Pursuant to the terms of the agreement, we paid Battelle a non-refundable initial fee of $35,000. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year we retain the rights outlined in the patent license agreement; and, we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013, the minimum annual royalty was $1,200 in 2014 and $2,000 in 2015; the minimum royalties were $3,000 in 2016, $4,000 in 2017 and $5,000 in 2018 and each calendar year thereafter during the term of the agreement.

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

Severance and Change of Control Agreements

Each of Mr. Schumacher, Dr. Ting, and Dr. Lazarev, executive officers of the Company, are entitled to receive a severance payment if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

Pursuant to severance agreements with each of Mr. Schumacher, Dr. Ting, and Dr. Lazarev, each such executive officers, is entitled to receive a change of control payment in an amount equal to one year (other than Mr. Schumacher) of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of our Company. In the case of Mr. Schumacher, his payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and lab space in Medford, MA. Rental costs are expensed as incurred. During 2019 and 2018 we incurred $181,106 and $167,047, respectively, in rent expense for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019:

2020	$168,960
Thereafter	-
$168,960

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019 and December 31, 2018.

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

Revenue from scientific services customers is recognized upon completion of each stage of service as defined in service agreements.

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

We currently record revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold.

We account for lease agreements of our instruments in accordance with ASC 842, Leases. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six-month estimated useful life of the Barocycler® instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our accompanying consolidated statements of operations. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made. We pay all maintenance costs associated with the instrument during the term of the leases.

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

In thousands of US dollars ($)	2020	2021	Total
Extended warranty service	23	18	41

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2019 and 2018, the outstanding balance for intangible assets was $576,923 and $663,462, respectively.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2019, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2019 and determined that such long-lived assets were not impaired.

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

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 14, 2020

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,625	$103,118
Accounts receivable, net of $0 reserve at December 31, 2019 and December 31, 2018	229,402	474,830
Inventories, net of $342,496 reserve at December 31, 2019 and $273,547 December 31, 2018	617,716	765,478
Prepaid expenses and other current assets	213,549	170,734
Total current assets	1,090,292	1,514,160
Investment in equity securities	16,643	16,643
Property and equipment, net	55,590	69,272
Right of use asset leases	76,586	136,385
Intangible assets, net	576,923	663,462
TOTAL ASSETS	$1,816,034	$2,399,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$815,764	$658,856
Accrued employee compensation	451,200	456,932
Accrued professional fees and other	1,658,452	1,112,995
Other current liabilities	2,949,621	1,233,325
Deferred revenue	23,248	20,623
Convertible debt, net of unamortized discounts of $619,227 and $156,180, respectively	6,121,338	4,000,805

Other debt, net of unamortized discounts of $1,769 and $9,118, respectively	1,675,667	852,315
Operating lease liability	76,586	-
Other related party debt	81,500	15,000
Total current liabilities	13,853,376	8,350,851
LONG TERM LIABILITIES
Operating lease liability	-	136,385
Deferred revenue	18,065	37,757
TOTAL LIABILITIES	13,871,441	8,524,993
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2019 and 2018, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on December 31, 2019 and 2018, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2019 and 2018, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2019 and 2018, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on December 31, 2019 and 2018, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on December 31, 2019 and 2018, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,939 and 6,499 shares issued and outstanding on December 31, 2019 and 2018, respectively	80	65

Common stock, $.01 par value; 100,000,000 shares authorized; 2,549,620 and 1,684,182 shares issued and outstanding on December 31, 2019 and 2018 respectively	25,496	16,842
Warrants to acquire common stock	22,599,177	19,807,247
Additional paid-in capital	44,261,105	39,777,301
Accumulated deficit	(78,942,277)	(65,727,538)
Total stockholders’ deficit	(12,055,407)	(6,125,071)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,816,034	$2,399,922

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Year Ended
	December 31,
	2019	2018
Revenue:
Products, services, other	$1,809,993	$2,200,539
Grant revenue	-	257,332
Total revenue	1,809,993	2,457,871

Costs and expenses:
Cost of products and services	1,197,061	1,280,270
Research and development	1,157,222	1,208,160
Selling and marketing	680,629	1,009,568
General and administrative	4,580,615	3,436,956
Total operating costs and expenses	7,615,527	6,934,954

Operating loss	(5,805,534)	(4,477,083)

Other (expense) income:
Interest expense	(5,281,480)	(4,168,214)
Other income (expense)	4,018	(15,135)
(Loss) gain on extinguishment of liabilities	(795,089)	260,454
Incentive shares and warrants	-	(1,299,340)
Total other expense	(6,072,551)	(5,222,235)
Income tax benefit	217,168	-

Net loss	$(11,660,917)	$(9,699,318)

Deemed dividends on down round feature	-	(213,012)
Deemed dividends on beneficial conversion feature	(2,653,344)	(12,881,899)
Preferred stock dividends	(1,553,822)	(678,921)
Net loss attributable to common shareholders	$(15,868,083)	$(23,473,150)

Net loss per share - basic and diluted	$(7.98)	$(15.33)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	1,987,606	1,530,989

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Series AA Preferred stock dividend	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Conversion of Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Preferred stock offering	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Common stock issued for debt extension	-	-	-	-	-	-	-	-
Common stock warrants issued for debt extension	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-

	Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	3,458	$35	6,880	$68	6,499	$65	1,684,182	$16,842
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	139,000	1,390
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Series AA Preferred stock dividend	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	81,767	818
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Conversion of Series AA convertible preferred stock	-	-	-	-	(16)	-	16,000	160
Preferred stock offering	-	-	-	-	1,456	15	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	126,200	1,262
Common stock issued for debt extension	-	-	-	-	-	-	422,234	4,222
Common stock warrants issued for debt extension	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	80,237	802
Warrants issued with debt	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2019	3,458	$35	6,880	$68	7,939	$80	2,549,620	$25,496

	Stock Warrants	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE, December 31, 2018	$19,807,247	$39,777,301	$-	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	1,117,277	-	-	1,117,277
Issuance of common stock for services	-	397,210	-	-	398,600
Beneficial conversion feature on Series AA convertible preferred stock	-	2,653,344	-	-	2,653,344
Series AA Preferred stock dividend	-	-	-	(1,553,822)	(1,553,822)
Issuance of common stock for dividends paid-in-kind	-	204,282	-	-	205,100
Beneficial conversion feature on debt	-	558,903	-	-	558,903
Deemed dividend-beneficial conversion feature	-	(2,653,344)	-	-	(2,653,344)
Conversion of Series AA convertible preferred stock	-	(160)	-	-	-
Preferred stock offering	1,902,352	1,736,551	-	-	3,638,918
Conversion of debt and interest for common stock	-	355,248	-	-	356,510
Common stock issued for debt extension	-	644,796	-	-	649,018
Common stock warrants issued for debt extension	275,307	-	-	-	275,307
Common stock issued with debt	-	239,073	-	-	239,875
Warrants issued with debt	208,714	-	-	-	208,714
Offering costs for issuance of preferred stock	405,557	(769,376)	-	-	(363,819)
Net loss	-	-	-	(11,660,917)	(11,660,917)
BALANCE, December 31, 2019	$22,599,177	$44,261,105	$-	$(78,942,277)	$(12,055,407)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	300	$3	80,570	$806	10,000	$100	21	$-
Stock based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Series AA preferred stock dividend	-	-	-	-	-	-	-	-
Conversion of debt and interest for preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-
Beneficial conversion option on warrant/debenture	-	-	-	-	-	-	-	-
Deemed dividend – down – round feature	-	-	-	-	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-	-	-	-	-
Warrant modification	-	-	-	-	-	-	-	-
Series AA preferred stock offering	-	-	-	-	-	-	-	-
Incentive shares and warrants	-	-	-	-	-	-	-	-
Offering cost for issuance of common stock	-	-	-	-	-	-	-	-
Contingent beneficial conversion option from convertible note	-	-	-	-	-	-	-	-
Stock issued for debt extension	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-

	Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2017	3,458	$35	6,880	$68	-	$-	1,342,858	$13,429
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	68,000	680
Series AA preferred stock dividend	-	-	-	-	-	-	-	-
Conversion of debt and interest for preferred stock	-	-	-	-	5,075	51	-	-
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	76,361	764
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-
Beneficial conversion option on warrant/debenture	-	-	-	-	-	-	-	-
Deemed dividend-down-round feature	-	-	-	-	-	-	-	-
Conversion of Series AA preferred stock to common stock	-	-	-	-	(44)	-	44,000	440
Warrant modification	-	-	-	-	-	-	-	-
Series AA Preferred Stock offering	-	-	-	-	1,275	13	-	-
Incentive warrants and shares	-	-	-	-	193	1	-	-
Offering costs for issuance of common stock	-	-	-	-	-	-	-	-
Contingent beneficial conversion option from convertible note	-	-	-	-	-	-	-	-
Stock issued for debt extension	-	-	-	-	-	-	64,652	646
Stock issued with debt	-	-	-	-	-	-	88,311	883
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2018	3,458	$35	6,880	$68	6,499	$65	1,684,182	$16,842

	Stock	Additional Paid -In	Accumulated	Total Stockholders’
	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2017	$9,878,513	$30,833,549	$(55,349,299)	$(14,622,796)
Stock-based compensation	-	592,477	-	592,477
Issuance of common stock for services	-	237,440	-	238,120
Series AA preferred stock dividend	-	-	(678,921)	(678,921)
Conversion of debt and interest for preferred stock	6,826,710	5,861,874	-	12,688,635
Issuance of common stock for interest paid in kind	-	257,457	-	258,221
Beneficial conversion option on convertible preferred stock	-	12,881,899	-	12,881,899
Deemed dividend on convertible preferred stock	-	(12,881,899)	-	(12,881,899)
Beneficial conversion option on warrant/debenture	213,012	-	-	213,012
Deemed dividend – down-round feature	(213,012)	-	-	(213,012)
Conversion of Series AA preferred stock to common stock	-	(440)	-	-
Warrant modification	49,884	-	-	49,884
Series AA Preferred Stock offering	1,730,587	1,457,400	-	3,188,000
Incentive shares and warrants	773,832	525,507	-	1,299,340
Offering cost for issuance of common stock	385,698	(749,034)	-	(363,336)
Contingent beneficial conversion option from convertible note	-	253,000	-	253,000
Stock issued for debt extension	-	220,306	-	220,952
Stock issued with debt	-	287,765	-	288,648
Warrants issued with debt	162,023		-	162,023
Net loss	-	-	(9,699,318)	(9,699,318)
BALANCE, December 31, 2018	$19,807,247	$39,777,301	$(65,727,538)	$(6,125,071)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For the Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,660,917)	$(9,699,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	59,799	-
Common stock issued for debt extension	-	50,108
Depreciation and amortization	123,596	94,271
Inventory reserve	68,949	93,947
Accretion of interest and amortization of debt discount	1,353,483	1,517,394
Issuance of incentive shares and common stock warrants	-	1,299,340
Loss (gain) on extinguishment of liabilities	795,089	(260,454)
Stock-based compensation expense	1,117,277	592,477
Impairment loss on investment	-	3,182
Shares issued for services	398,600	-
Changes in operating assets and liabilities:
Accounts receivable	245,428	(267,982)
Inventories	78,814	(56,107)
Prepaid expenses and other assets	(42,815)	289,544
Accounts payable	156,908	69,593
Accrued employee compensation	(5,732)	88,232
Operating lease liability	(59,799)	-
Accrued interest	-	47,690
Deferred revenue and other accrued expenses	1,043,742	442,179
Net cash used in operating activities	(6,327,578)	(5,695,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(23,375)	-
Net cash used in investing activities	(23,375)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from related party debt	259,500	168,600
Payment of related party debt	(193,000)	(103,600)
Net proceeds from revolving note payable	-	460,000
Net proceeds from convertible debt	6,585,300	5,717,798
Payments on convertible debt	(4,396,485)	(3,522,000)
Net proceeds from non-convertible debt	2,981,750	2,371,992
Payments on non-convertible debt	(2,234,704)	(2,199,465)
Net proceeds from the issuance of Series AA Convertible Preferred Stock	3,275,099	2,824,664
Net cash provided by financing activities	6,277,460	5,717,989

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(73,493)	22,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	103,118	81,033
CASH AND CASH EQUIVALENTS AT END OF YEAR	$29,625	$103,118

SUPPLEMENTAL INFORMATION
Interest paid in cash	$3,266,399	$1,085,743
NON CASH TRANSACTIONS:
Convertible debt exchanged for preferred stock	-	12,688,385
Discount due to beneficial conversion feature	558,903	253,000
Discount due to warrants issued with debt	208,714	162,023
Common stock issued for dividends paid in kind	205,100	-
Common stock issued with debt	239,875	288,648
Common stock issued in lieu of cash for interest	-	258,211
Common stock issued for prepaid services	-	238,120
Conversion of preferred stock and accrued dividends into common stock	160	440
Conversion of debt and interest into common stock	356,510	-
Discount from one-time interest	-	209,811
Preferred stock dividend	1,553,822	678,921
Deemed dividend-triggered down round feature	-	213,012
Deemed dividend-beneficial conversion feature	2,653,344	12,881,899
Interest added to principal	128,207	-

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business Overview

Pressure Biosciences, Inc. (“we”, “our”, “the Company”) develops and sells innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Our primary focus is in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. Additionally, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2019, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 8 and 9, completed debt financing subsequent to December 31, 2019. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the year ended December 31, 2019 we received $9,826,550 net proceeds in additional convertible and non-convertible debt. We also received $3,275,099 net proceeds from the sale of Series AA Preferred Stock during the year. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

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

Generally, management’s plans must be approved before the date the financial statements are issued to be considered probable of being effectively implemented. The future receipt of potential funding from the Company’s collaborators and other resources is not considered probable at this time because none of the Company’s current plans have been finalized at the time of filing this Annual Report on Form 10-K. Accordingly, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company believes that its $29,625 in cash and cash equivalents at December 31, 2019 and additional debt and equity financings would allow it to fund its planned operations into the first quarter of 2020. This estimate assumes no additional funding from new partnership agreements, and no accelerated repayment of its term loans. Accordingly, the timing and nature of activities contemplated for the remainder of 2020 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

Revenue from scientific services customers is recognized upon completion of each stage of service as defined in service agreements.

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

We recognize revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold.

We account for lease agreements of our instruments in accordance with ASC 842, Leases. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six-month estimated useful life of the Barocycler® instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our accompanying consolidated statements of operations. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made. We pay all maintenance costs associated with the instrument during the term of the leases.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Twelve Months Ended December 31,
Primary geographical markets	2019	2018
North America	1,111	1,751
Europe	145	287
Asia	554	420
	1,810	2,458

	Twelve Months Ended December 31,
Major products/services lines	2019	2018
Hardware	713	1,454
Grants	-	257
Consumables	298	235
Contract research services	543	202
Sample preparation accessories	82	147
Technical support/extended service contracts	116	84
Shipping and handling	41	47
Other	17	32
	1,810	2,458

	Twelve Months Ended December 31,
Timing of revenue recognition	2019	2018
Transferred at a point in time	1,228	1,999
Transferred over time	582	459
	1,810	2,458

Contract balances

In thousands of US dollars ($)	December 31, 2019	December 31, 2018
Receivables, which are included in ‘Accounts Receivable’	229	475
Contract liabilities (deferred revenue)	41	58

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2020	2021	Total
Extended warranty service	23	18	41

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

v. Cash and Cash Equivalents

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

vi. Research and Development

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

vii. Inventories

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The current year allowance was increased by a $68,949 inventory allowance for the older generation of LCM instruments held in stock. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2019	2018
Raw materials	$167,189	$311,158
Finished goods	793,023	727,867
Inventory reserve	(342,496)	(273,547)
Total	$617,716	$765,478

viii. Property and Equipment

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

ix. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2019, and 2018, the outstanding balance for intangible assets was $576,923 and $663,462, respectively.

x. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

xi. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2019, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2019	2018
Top Five Customers	41%	34%
Federal Agencies	12%	14%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2019	2018
Top Five Customers	83%	54%
Federal Agencies	17%	5%

Investment in Equity Securities

As of December 31, 2019, we held 100,250 shares of common stock of Everest, a Polish publicly traded company listed on the Warsaw Stock Exchange. We exchanged 33,334 shares of our common stock for the 100,250 shares from Everest. We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. As of December 31, 2019, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs, of our investment in Everest to be $16,643.

xii. Computation of Loss per Share

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

	2019	2018
Numerator:
Net loss attributable to common shareholders	$(15,868,083)	$(23,473,150)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	1,987,606	1,530,989

Loss per common share - basic and diluted	$(7.98)	$(15.33)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2019	2018
Stock options	1,396,302	366,734
Convertible debt	2,351,493	413,998
Common stock warrants	9,893,034	7,764,821
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	26,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	115,267
Series K Convertible Preferred	229,334	229,334
Series AA Convertible Preferred	7,939,000	6,499,000
	22,079,621	15,544,345

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2019 and 2018, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2019 and 2018.

xiii. Accounting for Stock-Based Compensation

We maintain equity compensation plans under which incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants. We recognize equity compensation expense over the requisite service period using the Black-Scholes formula to estimate the fair value of the stock options on the date of grant. Employee and non employee awards are accounted for under ASC 718 where the awards are valued at grant date.

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2019:

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	6.0(yrs )	6.0(yrs )
Expected volatility	150.07%	150.07%-157.28%
Risk-free interest rate	1.73%	1.73%-1.79%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

We recognized stock-based compensation expense of $1,117,277 and $592,477 for the years ended December 31, 2019 and 2018, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2019	2018
Research and development	$171,928	$120,417
Selling and marketing	86,319	49,023
General and administrative	859,030	423,037
Total stock-based compensation expense	$1,117,277	$592,477

During the years ended December 31, 2019 and 2018, the total fair value of stock options awarded was $817,722 and $403,053, respectively.

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $761,770, which is expected to be recognized over weighted average period of 2.37 years.

xiv. Advertising

Advertising costs are expensed as incurred. We incurred $23,797 in 2019 and $23,227 in 2018 for advertising.

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

Effective January 1, 2019, the Company adopted the following ASU:

In July 2018, the FASB issued ASU 2018-07, Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as an amendment and update expanding the scope of Topic 718. The amendment specifies that Topic 718 now applies to all share-based payment transactions, even non-employee awards. Under the new guidance, awards to nonemployees are measured on the grant date, rather than on the earlier of the performance commitment date or the date at which the nonemployee’s performance is complete.

(4) Property and Equipment, net

Property and equipment as of December 31, 2019 and 2018 consisted of the following components:

	December 31,
	2019	2018
Laboratory and manufacturing equipment	$240,670	$240,670
Office equipment	183,931	173,312
Leasehold improvements	24,417	8,117
PCT collaboration, demonstration and leased systems	53,098	529,956
Total property and equipment	502,116	952,055
Less accumulated depreciation	(446,526)	(882,783)
Net book value	$55,590	$69,272

Depreciation expense for the years ended December 31, 2019 and 2018 was $37,057 and $7,733, respectively.

(5) Intangible Assets

Intangible assets as of December 31, 2019 reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2019. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
BaroFold Patents	$750,000	$750,000
Less accumulated amortization	(173,077)	(86,538)
Net book value	$576,923	$663,462

Amortization expense for each of the years ended December 31, 2019 and 2018 was $86,539.

(6) Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2019 and 2018 we contributed $15,308 and $15,543, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2019 and 2018, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2019 and 2018. Our tax returns for fiscal years 2016, 2017 and 2018 are open to examination.

We recorded a $217,168 tax benefit for the year ended December 31, 2019 from a corporate alternative minimum tax refund and no income tax benefit or provision for the year ended December 31, 2018.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Long term deferred taxes:
Inventories	$93,570	$74,733
Accrued expenses	127,186	75,992
Other	15,169	6,252
Non-cash, stock-based compensation, nonqualified	1,073,125	767,885
Impairment loss on investment	104,609	104,609
Operating loss carry forwards and tax credits	17,872,050	16,112,934
Less: valuation allowance	(19,285,709)	(17,142,405)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2019 and 2018 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2019.

We have net operating loss carry-forwards for federal income tax purposes of approximately $61,646,271 as of December 31, 2019. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2019 through 2038. Under the Tax Reform Act, NOL’s generated after December 31, 2017 can offset only 80% of a corporation’s taxable income in any year. With limited exceptions, NOL’s generated after 2017 cannot be carried back, but they can be carried forward indefinitely.

We have net operating loss carry-forwards for state income tax purposes of approximately $54,693,042 at December 31, 2019. These net operating loss carry-forwards expire at various dates from 2030 through 2037.

We have research and development tax credit carry-forwards for federal income tax purposes of approximately $1,188,308 as of December 31, 2019 and research and development tax credit carry-forwards for state income tax purposes of approximately $281,425 as of December 31, 2019. The federal credit carry-forwards expire at various dates from 2019 through 2039. The state credit carry-forwards expire at various dates from 2023 through 2034.

The following table reconciles the U.S. Federal statutory tax rate to the Company’s effective tax rate:

	2019	2018
Statutory U.S. Federal tax rate	21%	21%
Permanent differences	(0)%	(0)%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	0%	0%
Valuation allowance	(22.9)%	(21)%
Effective tax rate	(1.9)%	0%

(8) Commitments and Contingencies

Operating Leases

The Company adopted ASC 842 to our existing leases. The Company has elected to apply the short-term lease exception to leases of one year or less. Consequently, as a result of adoption of ASC 842, we recognized an operating liability of $136,385 with a corresponding Right-Of-Use (“ROU”) asset of the same amount based on present value of the minimum rental payments of the lease which is included in non-current assets and long-term liabilities in the consolidated balance sheet. The discount rate used for leases accounted for under ASC 842 is the Company’s estimated borrowing rate of 25%.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 31, 2019, that expires December 31, 2020, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA to December 30, 2020. The lease requires monthly payments of $7,130 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2019:

2020	$168,960
Thereafter	-
Total minimum payments required	$168,960

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period of time than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013, the minimum annual royalty was $1,200 in 2014 and $2,000 in 2015; the minimum royalties were $3,000 in 2016, $4,000 in 2017 and $5,000 in 2018 and each calendar year thereafter during the term of the agreement.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2019 or 2018.

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

Severance and Change of Control Agreements

Each of Mr. Schumacher, and Drs. Ting, and Lazarev, executive officers of the Company, are entitled to receive a severance payment if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

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

On various dates during the year ended December 31, 2019, the Company issued convertible notes for net proceeds of approximately $6.6 million which contained varied terms and conditions as follows: a) maturity dates ranging from seven days to 12 months; b) interest rates that accrue per annum ranging from 3% to 15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 to $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of the shares of common stock or warrants to purchase common stock issued with the notes of $448,589 was recorded as a debt discount and amortized over the term of the notes. During the year ended December 31, 2019 we have also evaluated our convertible notes (upon issuance or modification) for any beneficial conversion feature (“BCF”) reporting the BCF as additional paid in capital and debt discount of $558,903. Finally, we evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2019. In the year ended December 31, 2019 the amortization of debt discount on convertible notes was $1,257,567.

The specific terms of the convertible notes and outstanding balances as of December 31, 2019 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares
February 15, 2018 (2) (1)	6 months	$100,000	$115,000	$-	10%	2.5	$9,000	$17,738
May 17, 2018	12 months	$380,000	$166,703	$15,200	8%	(3)	$15,200	$332,407
May 30, 2018 (1)	2 months	$150,000	$75,000	$-	8%	7.5	$-	$6,870
June 8, 2018 (1)	6 months	$50,000	$50,000	$2,500	15%	7.5	$2,500	$3,271
June 12, 2018 (1)	6 months	$100,000	$100,000	$-	5%	7.5	$5,000	$-
June 16, 2018	9 months	$130,000	$79,000	$-	5%	(3)	$-	$-
June 16, 2018	6 months	$110,000	$79,000	$-	5%	(3)	$-	$-
June 26, 2018 (2) (1)	3 months	$150,000	$86,250	$-	10%	2.5	$-	$35,947
June 28, 2018 (1)	6 months	$50,000	$50,000	$-	5%	7.5	$-	$10,518
July 17, 2018 (2) (1)	3 months	$100,000	$105,000	$15,000	10%	2.5	$-	$82,550
July 19, 2018	12 months	$184,685	$150,000	$34,685	10%	(3)	$-	$-
October 19 , 2018 (1)	6 months	$100,000	$100,000	$-	5%	7.5	$-	$-
November 13, 2018 (2) (1)	6 months	$200,000	$220,000	$-	10%	2.5	$-	$168,634
January 2, 2019	12 months	$125,000	$97,000	$-	4%	(3)	$6,250	$89,120
January 3, 2019	6 months	$50,000	$50,000	$2,500	15%	7.5	$2,500	$-
February 21, 2019	12 months	$215,000	$215,000	$-	4%	(3)	$15,000	$185,891
February 22, 2019	9 months	$115,563	$115,562	$8,063	7%	(3)	$2,500	$-
March 18, 2019 (1)	6 months	$100,000	$100,000	$-	4%	7.5	$-	$10,762
June 4, 2019	9 months	$500,000	$500,000	$-	8%	(3)	$40,500	$70,631
May 15, 2019 (5)	12 months	$75,000	$75,000	$7,500	5%	(3)	$2,000	$4,235
May 28, 2019	12 months	$115,500	$115,500	$5,500	8%	(3)	$-	$33,531
April 30, 2019	12 months	$105,000	$105,000	$-	4%	(3)	$5,000	$3,286
June 19, 2019	12 months	$105,000	$105,000	$-	4%	(3)	$5,000	$2,646
April 9, 2019	12 months	$118,800	$88,800	$8,800	4%	(3)	$3,000	$-
April 10, 2019 (2) (1)	3 months	$75,000	$86,250	$-	10%	2.5	$-	$61,091
May 20, 2019 (1)	3 months	$100,000	$100,000	$-	10%	2.5	$-	$13,439
June 7, 2019 (1)	6 months	$125,000	$125,000	$-	10%	7.5	$-	$18,254
July 1, 2019	12 months	$107,500	$107,500	$-	4%	(3)	$7,500	$11,246
July 8, 2019 (5)	12 months	$65,000	$65,000	$-	5%	(3)	$8,500	$4,376
July 10, 2019 (5)	9 months	$112,500	$112,500	$-	8%	(4)	$3,000	$-
July 29, 2019	6 months	$250,000	$250,000	$-	4%	7.5	$-	$36,835
July 19, 2019	12 months	$115,000	$115,000	$-	4%	(3)	$5,750	$15,460
July 19, 2019	12 months	$130,000	$130,000	$-	6%	(3)	$6,500	$-
August 6, 2019	12 months	$108,000	$108,000	$-	4%	(3)	$11,000	$-
August 14, 2019 (1)	6 months	$50,000	$50,000	$-	3%	7.5	$-	$-
August 27, 2019 (5)	10 months	$113,000	$113,000	$-	8%	(4)	$3,000	$-
September 11, 2019 (5)	12 months	$50,000	$50,000	$-	5%	(3)	$6,500	$3,823
September 13, 2019	12 months	$100,000	$100,000	$-	6%	2.5	$2,000	$-
September 27, 2019	12 months	$78,750	$78,750	$-	4%	(3)	$3,750	$13,759
October 24, 2019	11 months	$103,000	$103,000	$-	8%	(4)	$3,000	$-
October 24, 2019	12 months	$78,750	$78,750	$-	4%	(3)	$3,750	$-
October 25, 2019	12 months	$105,000	$105,000	$-	8%	2.5	$5,000	$-
October 30, 2019	12 months	$250,000	$250,000	$-	8%	2.5	$12,500	$5,964
November 1, 2019	12 months	$270,000	$270,000	$-	6%	(3)	$13,500	$-
October 8, 2019	12 months	$100,000	$100,000	$-	4%	7.5		5,725
November 15, 2019	12 months	$385,000	$385,000	$35,000	10%	2.5	$35,000	90,917
December 3, 2019	12 months	$495,000	$495,000	$45,000	10%	2.5	$45,000	56,387
December 20, 2019	12 months	$275,000	$275,000	$25,000	10%	2.5	$25,000	40,601
October 24, 2019 (1)	Seven Days	$170,000	$145,000		11.76%	2.5	-	10,552

			$6,740,565	$204,748			$313,700	$1,446,466

(1)	The note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	Interest was capitalized and added to the outstanding principal.
(3)	As of December 31, 2019 lender entered into a Standstill and Forbearance agreement (as described below). Loan is convertible at $2.50 until the expiration of the agreement.
(4)	Note is not convertible at December 31, 2019.
(5)	The Company’s Chief Executive Officer signed a Confession of Judgement with lenders representing his personal guarantee.

For the year ended December 31, 2019, the Company recognized amortization expense related to the debt discounts indicated above of $1,257,567. The unamortized debt discounts as of December 31, 2019 related to the convertible debentures and other convertible notes amounted to $619,227.

Standstill and Forbearance Agreements

On December 13, 2019, the Company entered into Standstill and Forbearance Agreements with lenders who hold convertible promissory notes with a total principal of $2,267,066. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate until either January 30th or January 31st of 2020, and to waive, through January 30th or January 31st of 2020, all of the Company’s defaults under their notes including, but not limited to, the late filing of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019. The Company issued a total of 229,359 shares of common stock with a Securities Act restrictive legend (value $242,211) and warrants to acquire 300,000 shares of common stock (value $193,009) to the lenders in connection with the entrance into the Standstill and Forbearance Agreements. The value of these issuances was reported as Loss on extinguishment of liabilities. These securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

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

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the years ended December 31, 2019 and 2018 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the period or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans in 2019 and 2018. We recorded losses on extinguishment of liabilities of $795,089 in 2019 and gains on extinguishment of liabilities of $260,454 in 2018. Our gains and losses were measured by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2019:

2019
Balance at January 1,	$4,000,805
Issuance of convertible debt, face value	7,196,363
Deferred financing cost	(533,563)
Contingent beneficial conversion feature on convertible note	(558,903)
Debt discount from warrants issued with debt	(208,714)
Debt discount from shares issued with the notes	(239,875)
Conversion of debt into equity	(216,297)
Payments	(4,396,485)
Accretion of interest and amortization of debt discount to interest expense through December 31,	1,078,007
Balance at December 31,	6,121,338
Less: current portion	6,121,338
Convertible debt, long-term portion	$-

Other Notes

On September 9, 2019 we received a non-convertible loan for $400,000 from a private investor. This loan includes $45,000 of interest and fees through October 9, 2019. The loan is currently past due and the Company and the investor are negotiating in good faith to extend the loan.

On October 1, 2019, the Company and the holder of the $170,000 convertible loan issued in May 2017 agreed to extend the term of the loan to December 31, 2019. The Company agreed to issue 1,200 shares of its common stock per month while the note remains outstanding. The note will continue to earn 10% annual interest. The loan is currently past due and the Company and the investor are negotiating in good faith to extend the loan.

On October 11, 2019 we received a non-convertible loan with a one month term and a 2% interest charge for $25,000 from a private investor. The loan is past due and the Company and the investor are negotiating in good faith to extend the loan.

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

Merchant Agreements

During the years ended December 31, 2019 and 2018 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 6% - 76%. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The following table shows our Merchant Agreements as of December 31, 2019:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
August 5, 2019	$600,000	$816,000	$421,024	4,533.33	$6,000
August 19, 2019	350,000	479,500	272,315	2,664.00	3,000
August 23, 2019	175,000	239,750	132,284	1,410.00	1,750
September 19, 2019	275,000	384,275	256,812	2,137.36	5,000
	$1,400,000	$1,919,525	$1,082,435	$10,744.69	$15,750

The following table shows our Merchant Agreements as of December 31, 2018:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment	Deferred Finance Fees
October 18, 2018	550,000	725,800	447,839	3,630.00	5,500
December 18, 2018	250,000	335,000	243,593	1,675.00	3,912
	$800,000	$1,060,800	$691,432	$5,305.00	$9,412

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

We amortized $95,916 and $112,429 of debt discounts during the year ended December 31, 2019 and 2018, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2019 was $1,769.

On November 15, 2019 the Company and its Merchant lenders agreed to a temporary reduction in the Daily Payment Rate from $10,745 to $2,500.

The Company’s Chief Executive Officer is personally guaranteeing $1,082,435 of loans outstanding as of December 31, 2019 under our Merchant Agreements.

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at December 31, 2019 and is currently past due.

During the year ended December 31, 2019, we received short-term non-convertible loans of $259,500 from related parties. The loans were repaid in full as of December 31, 2019, except for $66,500.

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

During the year ended December 31, 2019, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 1,456 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of approximately $3.6 million. We issued to the investors warrants to purchase an aggregate 1,455,600 shares of common stock with an exercise price of $3.50 per share. The placement agent for this transaction received 145,560 warrants with a value of $405,557 and cash fees of $363,819 which were recognized as preferred stock offering costs and charged to additional paid in capital.

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

We analyzed these warrants and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $2,307,909 into equity relating to the 1,455,600 investor warrants and 145,560 broker warrants issued during 2019.

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $2,653,344 and $12,881,899 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation for the years ended December 31, 2019 and 2018, respectively.

Common Stock

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2019, options to acquire 1,396,302 shares were outstanding under the Plan.

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

On November 5, 2018 the Board of Directors also awarded 25,000 options to an officer separately based on the annual compensation committee recommendation. These options have an exercise price of $3.40 and value of $3.07 as determined under a Black Scholes method.

On December 19, 2019 the Board of Directors approved the re-pricing of 380,630 outstanding stock options with an exercise price of $3.40 to $0.69 (the closing market price on December 19, 2019). The vesting schedule and term of these options remained unchanged. The Board also awarded 1,014,240 stock options to officers, employees, contractor and board members based on the annual compensation committee recommendation.

We accounted for these transactions as modifications under ASC 718. Therefore, incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date. The total compensation cost measured at the date of a cancellation and replacement shall be the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement. The compensation value created by the repricing of stock options in 2019 and the termination and issuance of new stock options in 2018, as determined under the Black Scholes method, was approximately $73,355 and $759,469, respectively, and under ASC 718 results in a non-cash expense in current and future periods not to exceed the vesting periods of the stock options.

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

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $761,770, which is expected to be recognized over weighted average period of 2.37 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2019, based on the December 31, 2019 closing stock price of $1.25, was $136,683.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, January 1, 2018	247,692	$10.95	899,542	$12.03	1,147,234	1,073,850
Granted	574,468	3.39	6,877,948	3.50	7,452,416
Exercised	-	-	-	-	-
Expired	(334)	30.00	(12,669)	12.00	(13,003)
Forfeited	(455,092)	7.49	-	-	(455,092)
Balance outstanding, December 31, 2018	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570
Granted	1,447,420	0.81	2,153,214	3.50	3,600,634
Exercised	-	-	-	-	-
Expired	-	-	(25,001)	14.82	(25,001)
Forfeited	(417,852)	3.39	-	-	(417,852)
Balance outstanding, December 31, 2019	1,396,302	$0.71	9,893,034	$3.52	11,289,336	10,148,543

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.01	$3.40	1,386,302	9.7	$0.69	245,509	9.0	$0.71
3.41	14.99	10,000	9.4	3.50	10,000	9.4	3.50
		1,396,302	9.7	$0.71	255,509	9.0	$0.82

The loans from November 13, 2017 and May 17, 2018 included Warrants that contain a price protection provision such that if we issue a warrant with any term more favorable to the holder of such warrant that was not similarly provided in these loans, then we shall notify the lender of such additional or more favorable term and such term, shall become a part of the loan agreements. The fair value of the reduction in exercise price was recorded as a deemed dividend of $5,113 in additional paid in capital.

The Company, pursuant to a price protection provision triggered on May 2, 2018 with the sale of Series AA units, amended the Debentures and Warrants to purchase Common Stock held by the Debenture Holders entered into between July 22, 2015 and March 31, 2016. The fair value of $207,899 relating to the reduction in exercise price was treated as a deemed dividend and recorded as a charge against additional paid-in capital within equity. The amended Debenture conversion price was exempt from revaluation because a beneficial conversion feature had already been recorded on the Debenture at issuance.

Common Stock Issuances

On various dates in the year ended December 31, 2019 the Company issued a total of 865,438 shares of restricted common stock at a fair value of approximately $1,849,103 to accredited investors. 139,000 of the shares with a fair value of $398,600 were issued for services rendered; 81,767 of the shares with a fair value of $205,100 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock; shareholders converted 16 shares of Series AA Convertible Preferred Stock into 16,000 shares of common stock; 126,200 of the shares with a fair value of $356,510 were issued for the conversion of debt and interest for common stock; 422,234 of the shares with a fair value of $649,018 were issued for debt extension and 80,237 of the shares with a fair value of $239,875 were issued in conjunction with the signing of new convertible loans.

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

(11) Subsequent Events

From December 31, 2019 through April 9, 2020 the Company issued fourteen loans for a total of $3.1 million. The Company issued 1,108,830 warrants with a five-year and a $3.50 strike price life with these loans, which carry 10% interest rates and terms of 14 days to twelve months. The Company also repaid convertible loans issued May 15, 2019, July 10, 2019, August 27, 2019, September 13, 2019 and October 24, 2019 for $815,379, partially repaid a non-convertible loan from a private investor for $275,000, extended a $50,000 convertible loan issued January 3, 2019 from January 3, 2020 to July 3, 2020 and issued 10,000 shares of common stock as partial settlement of a loan issued October 24, 2019.

On April 6, 2020 the Company entered into Standstill and Forbearance Agreements with lenders who hold convertible promissory notes with a total principal of $2,928,816. This agreement extended prior lender Forbearance Agreements, originally on December 13, 2019 and then subsequently on January 30, 2020 and March 2, 2020. Pursuant to these agreements, lenders agreed to not convert any portion of their notes into shares of Common Stock at a variable price until April 30, 2020. The Company incurred fees of approximately $844,000 as compensation for these agreements.

On January 31, 2020 and then subsequently on March 2, 2020 and April 6, 2020, the Company and its Merchant lenders agreed to extend the term of the reduction to $2,500 of its Daily Payment Rate to its Merchant lenders to March 2, 2020, April 6, 2020 and April 30, 2020, respectively. The Company issued 495,000 warrants to the Merchant lenders as Compensation for these agreements. The warrants have a three year life and a $3.50 strike price.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2019, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2019, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement

On March 12, 2020, the Company announced the receipt of a purchase order for the sale of its proprietary BaroShear K45 Ultra Shear Technology™ (“UST™”)-based systems (“BaroShear K45 Systems”) in connection with the Company’s pre-launch of the sales of the BaroShear K45 System. The Company received a purchase order for one (1) BaroShear K45 System from Can B Corp for a purchase price of $195,000 (the “Purchase Price”), with forty percent (40%) due on or before June 30, 2020 and the remaining sixty percent (60%) due upon shipment.

The Company announced on June 27, 2019 that it would offer a limited number of units of its BaroShear K45 Systems in a pre-launch sale. The Company included a most favored nation pricing provision to customers purchasing the BaroShear K45 System in the pre-launch sale, as well as access to new instruments, technologies and applications that can be used with the UST platforms.

The Company announced the initial sale of the BaroShear K45 System on July 25, 2019, made to Nano CBD Cosmetics LLC. On August 22, 2019 the Company announced receipt of an order to purchase two (2) BaroShear K45 Systems from NanoPeak Solutions, Inc. The Company announced on January 24, 2020 that it received a purchase order for six (6) BaroShear K45 Systems from Vegas CBD Factory. The Company is seeking to sell an additional 2 BaroShear K45 Systems from the initial limited production cycle.

The Company has sold a total of 10 BaroShear K45 Systems, since announcing the pre-launch offering on June 27, 2019. Each BaroShear K45 System was sold for the Purchase Price, with forty percent (40%) of the Purchase Price due on or before June 30, 2020 and the remaining sixty percent (60%) of the Purchase Price due upon shipment, with shipment expected to occur in the fourth quarter of fiscal year 2020. The Company has not received any portion of the respective Purchase Price from any of the purchase orders received to date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2019.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	69	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director		2020

Jeffrey N. Peterson	64	Chairman of the Board	Audit, Compensation, Nominating	2021

Dr. Mickey Urdea	67	Director	Scientific Advisory Board	2021

Vito J. Mangiardi	71	Director	Audit, Compensation, Nominating	2022

Kevin A. Pollack	49	Director	Audit, Compensation, Nominating	2022

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each nominee described below, led to our conclusion that the person should serve as a director in light of our business and structure:

Mr. Richard T. Schumacher, the founder of the Company, has served as a director of the Company since 1978. He has served as the Company’s Chief Executive Officer since April 16, 2004 and President since September 14, 2004, and Interim Chief Financial officer since November 27, 2019. He previously served as Chief Executive Officer and Chairman of the Board of the Company from 1992 to February 2003. From July 9, 2003 until April 14, 2004 he served as a consultant to the Company pursuant to a consulting agreement. He served as President of the Company from August 1978 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was a research scientist and clinical laboratory director at the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Mr. Jeffrey N. Peterson has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. Since 1999, he has served as the Chief Executive Officer of Target Discovery, Inc. (“TDI”), a personalized medicine diagnostics (PMDx) and analytical testing solutions company. Mr. Peterson also serves as Chairman and CEO of TDI’s majority-owned subsidiary, Veritomyx, Inc., which is commercializing software tools for more sensitive, complete and accurate identification and characterization of all large and small molecular components of complex samples. Mr. Peterson served as Chairman of the Board of Imaging3 (OTCQB: IGNG), an innovative medical and industrial imaging company, from March 2018 through July 2019. Prior to incorporating and founding TDI, Mr. Peterson served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy. Prior to that, he spent 9 years in key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, and Consumer) businesses, last serving as CEO and General Manager of Abbott South Africa. Mr. Peterson’s experience prior to Abbott Laboratories included 11 years with General Electric’s Engineered Materials and Plastics businesses, spanning roles in strategic planning, business development, technology licensing, marketing and sales, operations, quality control and R&D. Mr. Peterson holds BSChE and MSChE (Chemical Engineering) degrees from MIT, as well as 6 issued US patents. He served as Chair Emeritus of the BayBio Institute, a non-profit organization serving the life science community, and on the Board of BayBio, a trade association for the life sciences industry in Northern California. He served as a cofounder of the Coalition for 21st Century Medicine, and of BIO’s Personalized Medicine & Diagnostics Working Group. He served on the Board of Advisors for the Center for Professional Development and Entrepreneurship at the University of Texas MD Anderson Cancer Center. He currently serves on the Advisory Board of the California Technology Council.

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

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. From 2017 to 2018, Mr. Pollack served as an advisor to Opiant Pharmaceuticals, Inc. (OPNT-NASDAQ), a pharmaceutical company with a mission to create best-in-class medicines for the treatment of addictions and drug overdose. He previously served as its Chief Financial Officer and as a member of its Board of Directors from 2012 until 2017. He also serves as President of Short Hills Capital LLC. Previously, Mr. Pollack worked in asset management at Paragon Capital LP, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance, and mergers and acquisitions. He currently sits on the Board of Directors of Taronis Technologies, Inc. (TRNX-NASDAQ) and Taronis Fuels, Inc. (TRNF-OTCQB). Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

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

Name	Age	Position
Richard T. Schumacher	69	President, Chief Executive Officer, Interim Chief Financial officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	66	Senior Vice President of Engineering
Alexander Lazarev, Ph.D.	55	Vice President of Research and Development

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

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Report

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2019 were made on a timely basis other than with respect to the following late filings of Forms 4: (i) on behalf of Richard T. Schumacher reporting the issuance, on one day, of two replacement stock options and one new stock option; (ii) on behalf of Edmund Ting reporting the issuance, on one day, of two replacement stock options and one new stock option; (iii) on behalf of Alexander Lazarev reporting the issuance, on one day, of two replacement stock options and one new stock option; (iv) on behalf of Jeffrey N. Peterson reporting the issuance, on one day, of two replacement stock options and one new stock option; (v) on behalf of Mickey Urdea reporting the issuance, on one day, of two replacement stock options and one new stock option; (vi) on behalf of Vito J. Mangiardi reporting the issuance, on one day, of two replacement stock options and one new stock option; and (vii) on behalf of Kevin A. Pollack reporting the issuance, on one day, of two replacement stock options and one new stock option. In addition, Dan Shea was Chief Financial Officer from September 2019 to November 2019 and his Form 3 was filed late.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for senior financial officers that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and other persons performing similar functions. A copy of the code of ethics is posted on and may be obtained free of charge from our internet website at http://www.pressurebiosciences.com. If we make any amendments to this Code of Ethics or grant any waiver, including any implicit waiver, from a provision of this Code of Ethics to our principal executive officer, principal financial officer, principal accounting officer, controller, or other persons performing similar functions, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a Current Report on Form 8-K.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2019 and 2018 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2019; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2019.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2019	$308,962	$-	$-	$34,840	$-	$11,408	$355,210
President, CEO	2018	310,954	-	-	34,840	-	11,469	357,263

Edmund Ting, Ph.D.	2019	207,480	-	-	7,665	-	2,043	217,188
Senior Vice President of	2018	207,500	-	-	7,665	-	1,227	216,392
Engineering

Alexander Lazarev, Ph.D.	2019	198,995	-	-	6,968	-	8,310	214,273
Vice President of	2018	173,915	-	-	6,968	-	7,754	188,637
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2019 or 2018.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 3, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2019, for the relevant assumptions used to determine the valuation of stock option grants.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Richard T. Schumacher	1,389	8,611	$0.69	7/18/2028
President, CEO	13,633	84,534	$0.69	12/19/2028

Edmund Y. Ting, Ph.D	2,942	18,243	$0.69	7/18/2028
Senior Vice President of Engineering	764	4,736	$0.69	12/19/2028

Alexander V. Lazarev, Ph.D	2,475	18,526	$0.69	7/18/2028
Vice President of Research & Development	694	4,306	$0.69	12/19/2028

(1)

All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2013 Equity Incentive Plan. On December 19, 2019, all outstanding options were repriced and re-issued pursuant to this plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

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

Severance Arrangements

Each of Mr. Schumacher, Dr. Ting, Dr. and Lazarev, executive officers of the Company, are entitled to receive a severance payment if terminated by us without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

Change-in-Control Arrangements

Pursuant to severance agreements with each of Mr. Schumacher, Dr. Ting, and Dr. Lazarev, each such executive officers, is entitled to receive a change of control payment in an amount equal to one year (other than Mr. Schumacher) of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of a change of control of our Company. In the case of Mr. Schumacher, his payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2019.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (1)	Option Awards ($)(2)(3)	Total ($)
Vito J. Mangiardi	70,000	-	34,150	104,150
Jeffrey N. Peterson	107,500	-	58,354	165,854
Kevin A. Pollack	72,500	-	34,150	106,650
Michael S. Urdea, Ph. D.	50,000	-	25,256	75,256

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

(2) Amounts shown do not reflect compensation received by the directors. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation and the valuation of the Company’s stock option repricing in 2019. Please refer to Note 2, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to the Consolidated Financial Statements for the fiscal year ended December 31, 2019, for the relevant assumptions used to determine the valuation of stock option grants.

(3) The following table shows the total number of outstanding stock options as of December 31, 2019 that have been issued as director compensation.

Name	Aggregate Number of Stock Options Outstanding

Vito J. Mangiardi	70,408
Jeffrey N. Peterson	120,312
Kevin A. Pollack	70,408
Michael S. Urdea, Ph. D.	52,072

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2019. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of April 9, 2020 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 2,770,071 shares of our common stock issued and outstanding as of April 9, 2020. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 9, 2020, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard T. Schumacher(1)	121,211	4.4%
Jeffrey N. Peterson(2)	127,512	4.6%
Kevin A. Pollack(3)	102,019	3.7%
Michael S. Urdea(4)	87,633	3.2%
Vito J. Mangiardi(5)	61,195	2.2%
Edmund Y. Ting, Ph.D.(6)	17,123	.6%
Alexander V. Lazarev, Ph.D.(7)	14,366	.5%

All Executive Officers and Directors as a Group (8)	531,059	19.2%

1)	Includes (i) 66,107 shares of Common Stock issuable upon exercise of options; (ii) 9,991 shares of Common Stock issuable upon the exercise of warrants and (iii) 8,800 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 36,318 shares of Common Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

2)	Includes (i) 67,676 shares of Common Stock issuable upon exercise of options; (ii) 22,500 shares of Common Stock issuable upon the exercise of warrants; (iii) 20,000 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 17,336 shares of Common Stock.

3)	Includes (i) 39,605 shares of Common Stock issuable upon exercise of options; (ii) 23,312 shares of Common Stock issuable upon exercise of warrants; (iii) 20,534 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 18,568 shares of Common Stock.

4)	Includes (i) 29,291 shares of Common Stock issuable upon exercise of options; (ii) 22,939 shares of Common Stock issuable upon exercise of warrants; (iii) 20,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 15,203 shares of Common Stock.

5)	Includes (i) 39,605 shares of Common Stock issuable upon exercise of options; (ii)4,996 shares of Common Stock issuable upon exercise of warrants; (iii) 4,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 12,194 shares of Common Stock.

6)	Includes (i) 16,308 shares of Common Stock issuable upon exercise of options and (ii) 815 shares of Common Stock.

7)	Includes (i) 13,956 shares of Common Stock issuable upon exercise of options and (ii) 410 shares of Common Stock.

8)	Includes (i) 272,543 shares of Common Stock issuable upon exercise of options; (ii) 83,738 shares of Common Stock issuable upon the exercise of warrants; (iii) 73,934 shares of Common Stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 100,844 shares of Common Stock.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2019 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

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

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at December 31, 2019 and is currently past due.

During the year ended December 31, 2019, we received short-term non-convertible loans of $259,500 from related parties. The loans were repaid in full as of December 31, 2019, except for $66,500.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2019.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2019 and 2018:

	Fiscal 2019 Fees	Fiscal 2018 Fees
Audit Fees	$97,000	$132,170
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$97,000	$132,170

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

Date: April 14, 2020	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	April 14, 2020
Richard T. Schumacher	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 14, 2020
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 14, 2020
Michael S. Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 14, 2020
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 14, 2020
Kevin A. Pollack

