Form 10-Q
period 2020-03-31
PRESSURE BIOSCIENCES INC
filed 2020-06-29
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of June 24, 2020 was 3,158,663

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including the Quarterly Report on Form 10-Q for the period ended March 31, 2020 ( the “March 31 Quarterly Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to the Company’s operations and business being disrupted due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world the Company was unable to timely review and prepare the March 31 Quarterly Report and, on May 15, 2020, submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of COVID-19, the routine efforts of the Company’s accounting and finance personnel to prepare the Company’s financial statements and disclosures have taken a greater amount of time and the Company was unable to finalize and file its March 31 Quarterly Report on a timely basis to meet its filing deadline of May 15, 2020. This Form 10-Q is being filed in reliance on the SEC Order.

PRESSURE BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,819	$29,625
Accounts receivable	120,930	229,402
Inventories, net of $342,496 reserve at March 31, 2020 and December 31, 2019	655,790	617,716
Prepaid expenses and other current assets	203,850	213,549
Total current assets	1,012,389	1,090,292
Investment in equity securities	166,014	16,643
Property and equipment, net	32,225	55,590
Right of use asset leases	59,178	76,586
Intangible assets, net	555,288	576,923
TOTAL ASSETS	$1,825,094	$1,816,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	870,227	815,764
Accrued employee compensation	415,315	451,200
Accrued professional fees and other	1,680,587	1,658,452
Accrued interest	3,766,366	2,949,621
Deferred revenue	28,504	23,248
Convertible debt, net of unamortized debt discounts of $1,843,315 and $619,227, respectively	6,607,100	6,121,338
Other debt, net of unamortized discounts of $0 and $1,769, respectively	1,926,083	1,675,667
Other related party debt	90,000	81,500
Operating lease liability	59,178	76,586
Total current liabilities	15,443,360	13,853,376
LONG TERM LIABILITIES
Deferred revenue	41,667	18,065
TOTAL LIABILITIES	15,485,027	13,871,441
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; and 3,458 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,939 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	80	80
Common stock, $.01 par value; 100,000,000 shares authorized; 2,664,641 and 2,549,620 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	26,646	25,496
Warrants to acquire common stock	24,413,330	22,599,177
Additional paid-in capital	45,119,747	44,261,105
Accumulated deficit	(83,220,748)	(78,942,277)
Total stockholders’ deficit	(13,659,933)	(12,055,407)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,825,094	$1,816,034

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue:
Products, services, other	$253,873	$510,240
Total revenue	253,873	510,240

Costs and expenses:
Cost of products and services	175,146	309,712
Research and development	265,690	264,704
Selling and marketing	189,116	188,215
General and administrative	1,019,010	1,144,421
Total operating costs and expenses	1,648,962	1,907,052

Operating loss	(1,395,089)	(1,396,812)

Other (expense) income:
Interest expense, net	(1,571,800)	(512,706)
Unrealized gain on investment in equity securities	149,371	-
(Loss) on extinguishment of liabilities	(1,136,367)	(40,810)
Other expense	-	(104,845)
Total other expense	(2,558,796)	(658,361)
Net loss	$(3,953,885)	$(2,055,173)
Deemed dividends on beneficial conversion feature	-	(1,060,199)
Preferred stock dividends	(324,586)	(355,610)
Net loss attributable to common shareholders	$(4,278,471)	$(3,470,982)

Net loss per share attributable to common stockholders - basic and diluted	$(1.62)	$(2.01)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,648,039	1,723,557

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,953,885)	$(2,055,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	17,408	13,593
Common stock issued for interest and extension fees	60,560	-
Depreciation and amortization	45,000	23,590
Accretion of interest and amortization of debt discount	878,242	103,933
Loss on extinguishment of accrued liabilities and debt	635,000	40,810
Stock-based compensation expense	241,769	245,392
Shares issued for services	-	168,000
Gain on investment in equity securities	(149,371)	-
Changes in operating assets and liabilities:
Accounts receivable	108,472	31,668
Inventories	(38,074)	12,346
Prepaid expenses and other assets	9,699	(12,606)
Accounts payable	54,463	(184,438)
Accrued employee compensation	(35,885)	(61,952)
Operating lease liability	(17,408)	(13,593)
Deferred revenue and other accrued expenses	779,371	70,506
Net cash used in operating activities	(1,364,639)	(1,617,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(12,615)
Net cash used in investing activities	-	(12,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from preferred stock	-	1,260,000
Net proceeds from convertible debt	1,865,500	1,490,368
Net proceeds from non-convertible debt – third party	463,500	644,000
Net proceeds from non-convertible debt – related party	8,500	-
Principal payments on convertible debt	(520,500)	(1,040,185)
Principal payments on non-convertible debt	(450,167)	(557,048)
Net cash provided by financing activities	1,366,833	1,797,135

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,194	166,596
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	29,625	103,118
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,819	$269,714

SUPPLEMENTAL INFORMATION
Interest paid in cash	$219,224	$299,192
NON CASH TRANSACTIONS:
Interest added to principal	132,314	-
Common stock issued to settle accrued liabilities	127,855	-
Common stock issued on debt settlement	25,000	-
Common stock issued with debt	-	50,733
Discount from warrants issued with debt	1,205,010	-
Discount due to beneficial conversion feature	404,608	-
Preferred stock dividend	324,586	355,610
Deemed dividend-beneficial conversion feature	-	1,060,199

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,549,620	$25,496	$22,599,177	$44,261,105	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	241,769	-	241,769
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(324,586)	(324,586)
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,500	$665	-	127,190	-	127,855
Common stock issued or debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	$100	-	24,900	-	25,000
Issuance of common stock for debt extension and interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,521	$385	-	60,175	-	60,560
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	404,608	-	404,608
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,205,010	-	-	1,205,010
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	609,143	-	-	609,143
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,953,885)	(3,953,885)
BALANCE, March 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,664,641	$26,646	$24,413,330	$45,119,747	$(83,220,748)	(13,659,933)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2)Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	68	6,499	$65	1,684,182	$16,842	$19,807,247	$39,777,301	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	245,392	-	245,392
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(355,610)	(355,610)
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	500		167,500	-	168,000
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199	-	1,060,199
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,060,199)	-	(1,060,199)
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	560	6	-	-	738,528	661,466	-	1,400,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,764	(300,764)	-	(140,000)
Common Stock issued for debt extension															16,350	164	-	38,824	-	38,988
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,958	180	-	50,553	-	50,733
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,055,173)	(2,055,173)
BALANCE, March 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,059	$71	1,768,490	$17,686	$20,706,539	$40,640,272	$(68,138,321)	$(6,772,741)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

1)	Business Overview

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2020, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 5 and 6. In addition we raised cash through debt and equity financing after March 31, 2020 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2019. Certain comparative amounts for the prior fiscal year period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2020.

Use of Estimates

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Global concerns about the COVID-19 pandemic have adversely affected, and we expect will continue to adversely affect, our business, financial condition and results of operations including the estimates and assumptions made by management. Significant estimates and assumptions include valuations of share-based awards, investments in equity securities and intangible asset impairment. Actual results could differ from the estimates, and such differences may be material to the Company’s consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiary PBI BioSeq, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The standard is effective for the Company for interim and annual periods beginning after December 15, 2022. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In December 2019, the FASB, issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard is effective for the Company for interim and annual periods beginning after December 15, 2020 for the Company and for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

Revenue Recognition

We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers. Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenue according to ASC 606-10.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)
Primary geographical markets	March 31, 2020	March 31, 2019
North America	$144	$224
Europe	1	40
Asia	109	246
	$254	$510

Major products/services lines	March 31, 2020	March 31, 2019
Instruments	$130	$138
Consumables	56	62
Others	68	310
	$254	$510

Timing of revenue recognition	March 31, 2020	March 31, 2019
Products transferred at a point in time	$225	$501
Services transferred over time	29	9
	$254	$510

Contract balances

In thousands of US dollars ($)	March 31, 2020	December 31, 2019
Receivables, which are included in ‘Accounts Receivable’	121	229
Contract liabilities (deferred revenue)	70	41

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2020	2021	Total
Extended warranty service	28	42	70

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2020 and 2019. The Top Five Customers category may include federal agency revenues if applicable.

	For the Three Months Ended
	March 31,
	2020	2019
Top Five Customers	68%	73%
Federal Agencies	6%	18%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2020 and December 31, 2019. The Top Five Customers category may include federal agency receivable balances if applicable.

	March 31, 2020	December 31, 2019
Top Five Customers	77%	83%
Federal Agencies	4%	17%

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

Investment in Equity Securities

As of March 31, 2020, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 321 “Investments —Equity Securities.” ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2020, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $166,014. We recorded $149,371 as an unrealized gain during the three months ended March 31, 2020 for changes in Everest market value.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to common shareholders	$(4,278,471)	$(3,470,982)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,648,039	1,723,557

Loss per common share – basic and diluted	$(1.62)	$(2.01)

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

	As of March 31,
	2020	2019
Stock options	1,393,551	366,734
Convertible debt	3,125,633	471,015
Common stock warrants	11,295,764	8,380,875
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	26,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	115,267
Series K Convertible Preferred	229,334	229,334
Series AA Convertible Preferred	7,939,000	7,059,822
	24,253,740	16,778,238

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

The Company recognized stock-based compensation expense of $241,769 and $245,392 for the three months ended March 31, 2020 and 2019, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2020	2019
Cost of sales	$7,956	$8,316
Research and development	38,826	34,624
Selling and marketing	13,936	22,119
General and administrative	181,051	180,333
Total stock-based compensation expense	$241,769	$245,392

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair value. Long-term liabilities include only deferred revenue with a carrying value that approximates fair value.

Fair Value Measurements

The Company follows the guidance of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as it related to all financial assets and financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company generally defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-tier fair value hierarchy, which classifies the inputs used in measuring fair values. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the Company to develop its own assumptions. A slight change in an unobservable input like volatility could have a significant impact on fair value measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are classified within Level 1 in the fair value hierarchy. The development of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020:

		Fair value measurements at March 31, 2020 using:
	31-Mar-20	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	166,014	166,014	-	-
Total Financial Assets	$166,014	$166,014	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019:

		Fair value measurements at December 31, 2019 using:
	31-Dec-19	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

4)	Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less. Consequently, as a result of adoption of ASC 842, we recognized an operating liability of $136,385 on our Medford lease with a corresponding Right-Of-Use (“ROU”) asset of the same amount based on present value of the minimum rental payments of the lease. As of March 31, 2020 the Company carries a ROU asset and operating lease liability of $59,178.

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

We extended our lease for our space in Medford, MA to December 30, 2020. The lease requires monthly payments of $7,130 subject to annual cost of living increases. The lease shall be automatically extended for an additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms as of March 31, 2020:

2020	$126,720
Thereafter	-
Total Minimum Payments Required	$126,720

5)	Convertible Debt and Other Debt

Convertible Debt

On various dates during the quarter ended March 31, 2020, the Company issued convertible notes for net proceeds of approximately $1.9 million which contained varied terms and conditions as follows: a) 12 month maturity date; b) interest rate of 10%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50. These notes were issued with warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of $995,615 of the warrants issued with the notes was recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes, and recorded a $404,608 beneficial conversion feature as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not quality for derivative accounting treatment at March 31, 2020.

The specific terms of the convertible notes and outstanding balances as of March 31, 2020 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares
February 15, 2018 (2)	6 months	$100,000	$115,000	$-	5%	(3) (6) 2.5	$9,000	$17,738
May 17, 2018	12 months	$380,000	$166,703	$15,200	8%	(3) 2.5	$15,200	$332,407
May 30, 2018 (1)	2 months	$150,000	$75,000	$-	4%	7.5	$-	$6,870
June 8, 2018 (1)	6 months	$50,000	$50,000	$2,500	2%	(6) 7.5	$2,500	$3,271
June 12, 2018	6 months	$100,000	$100,000	$-	2.5%	(3) (6) 7.5	$5,000	$-
June 16, 2018	9 months	$130,000	$79,000	$-	5%	(3) 2.5	$-	$-
June 16, 2018	6 months	$110,000	$79,000	$-	5%	(3) 2.5	$-	$-
June 26, 2018 (2)	3 months	$150,000	$86,250	$-	5%	(3) (6) 2.5	$-	$30,862
June 28, 2018	6 months	$50,000	$50,000	$-	2.5%	(3) (6) 7.5	$-	$10,518
July 17, 2018 (2)	3 months	$100,000	$105,000	$15,000	5%	(3) (6) 2.5	$-	$52,897
July 19, 2018	12 months	$184,685	$150,000	$34,685	10%	(3) 2.5	$-	$-
October 19, 2018 (1)	6 months	$100,000	$100,000	$-	5%	7.5	$-	$-
November 13, 2018 (2)	6 months	$200,000	$220,000	$-	5%	(3) (6) 2.5	$-	$168,634
January 2, 2019	12 months	$125,000	$97,000	$-	4%	(3) 2.5	$6,250	$89,120
January 3, 2019	6 months	$50,000	$50,000	$2,500	24%	(6) 7.5	$2,500	$-
February 21, 2019	12 months	$215,000	$215,000	$-	4%	(3) 2.5	$15,000	$107,709
February 22, 2019	9 months	$115,563	$115,562	$8,063	7%	(3) 2.5	$2,500	$-
March 18, 2019 (1)	6 months	$100,000	$100,000	$-	4%	7.5	$-	$10,762
June 4, 2019	9 months	$500,000	$500,000	$-	8%	(3) 2.5	$40,500	$70,631
May 28, 2019	12 months	$115,500	$115,500	$5,500	8%	(3) 2.5	$-	$33,531
April 30, 2019	12 months	$105,000	$105,000	$-	4%	(3) 2.5	$5,000	$3,286
June 19, 2019	12 months	$105,000	$105,000	$-	4%	(3) 2.5	$5,000	$2,646
April 9, 2019	12 months	$118,800	$88,800	$8,800	4%	(3) 2.5	$3,000	$-
April 10, 2019 (2)	3 months	$75,000	$86,250	$-	5%	(3) (6) 2.5	$-	$61,091
May 20, 2019	3 months	$100,000	$100,000	$-	5%	(3) (6) 2.5	$-	$13,439
June 7, 2019	6 months	$125,000	$125,000	$-	5%	(3) (6) 7.5	$-	$18,254
July 1, 2019	12 months	$107,500	$107,500	$-	4%	(3) 2.5	$7,500	$85,791
July 8, 2019 (5)	12 months	$65,000	$65,000	$-	5%	(3) 2.5	$8,500	$4,376
July 29, 2019	6 months	$250,000	$250,000	$-	4%	(3) 2.5	$-	$36,835
July 19, 2019	12 months	$115,000	$115,000	$-	4%	(3) 2.5	$5,750	$15,460
July 19, 2019	12 months	$130,000	$130,000	$-	6%	(3) 2.5	$6,500	$-
August 6, 2019	12 months	$108,000	$108,000	$-	4%	(3) 2.5	$11,000	$-
August 14, 2019 (1)	6 months	$50,000	$50,000	$-	2%	(6) 7.5	$-	$-
September 11, 2019 (5)	12 months	$50,000	$50,000	$-	5%	(3) 2.5	$6,500	$3,823
September 27, 2019	12 months	$78,750	$78,750	$-	4%	(3) 2.5	$3,750	$13,759
October 24, 2019	12 months	$103,000	$103,000	$-	8%	(4) 2.5	$3,000	$-
October 24, 2019	12 months	$78,750	$78,750	$-	4%	(3) 2.5	$3,750	$-
October 25, 2019	12 months	$105,000	$105,000	$-	8%	2.5	$5,000	$-
October 30, 2019	12 months	$250,000	$250,000	$-	8%	2.5	$12,500	$5,964
November 1, 2019	12 months	$270,000	$270,000	$-	6%	(3) 2.5	$13,500	$-
October 8, 2019	6 months	$100,000	$100,000	$-	4%	7.5	$-	$5,725
November 15, 2019	12 months	$385,000	$385,000	$35,000	10%	2.5	$35,000	$90,917
December 4, 2019	12 months	$495,000	$495,000	$45,000	10%	2.5	$45,000	$56,387
December 20, 2019	12 months	$275,000	$275,000	$25,000	10%	2.5	$25,000	$40,601
January 2, 2020	12 months	$330,000	$330,000	$30,000	10%	2.5	$30,000	$91,606
January 23, 2020	12 months	$247,500	$247,500	$22,500	10%	2.5	$22,500	$89,707
January 29, 2020	12 months	$363,000	$363,000	$33,000	10%	2.5	$33,000	$297,000
February 12, 2020	12 months	$275,000	$275,000	$25,000	10%	2.5	$25,000	$225,000
February 19, 2020	12 months	$165,000	$165,000	$15,000	10%	2.5	$15,000	$135,000
March 5, 2020	12 months	$115,000	$115,000	$15,000	10%	2.5	$15,000	$46,231
March 11, 2020	12 months	$330,000	$330,000	$30,000	10%	2.5	$30,000	$232,810
March 13, 2020	12 months	$165,000	$165,000	$15,000	10%	2.5	$15,000	$60,705
March 13, 2020	12 months	$28,750	$28,750	$3,750	10%	2.5	-	$7,825
March 13, 2020	12 months	$125,000	$125,000	$18,750	10%	2.5	$12,500	$29,737
March 26, 2020	12 months	$111,100	$111,100	$10,100	10%	2.5	$10,100	$90,900
			$8,450,415	$415,348			$511,800	$2,699,825

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	Interest was capitalized and added to the outstanding principal.
(3)	As of March 31, 2020 lender entered into a Standstill and Forbearance agreement (as described below). Loan is convertible at $2.50 until the expiration of the agreement.
(4)	Note is not convertible at March 31, 2020.
(5)	The Company’s Chief Executive Officer signed a Confession of Judgement with lenders representing his personal guarantee.
(6)	During the quarter ended March 31, 2020 the Company entered into Rate Modification Agreements with these lenders. In these agreements five lenders agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if other variable rate lenders converted at a variable rate.

For the quarter ended March 31, 2020, the Company recognized amortization expense related to the debt discounts indicated above of $565,985. The unamortized debt discounts as of March 31, 2020 related to the convertible debentures and other convertible notes amounted to $1,843,315.

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

On January 31, 2020 and again on March 3, 2020 the Company extended these Standstill and Forbearance Agreements until April 6, 2020. For the three months ended March 31, 2020, the Company incurred fees of approximately $556,000 to extend the agreements. (See Note 7 - Subsequent Events)

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the quarter ended March 31, 2020 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. We recorded losses on extinguishment of liabilities of $1,136,367 by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The reported loss on extinguishment of liabilities includes $635,000 of non-cash expenses for warrants issued and amortization of debt discount.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2020:

2020
Balance at January 1,	$6,121,338
Issuance of convertible debt, face value	2,255,350
Deferred financing cost	(389,850)
Beneficial conversion feature on convertible note	(404,608)
Debt discount from warrants issued with debt	(995,615)
Payments	(520,500)
Conversion of debt into equity	(25,000)
Accretion of interest and amortization of debt discount to interest expense	565,985
Balance at March 31,	6,607,100
Less: current portion	6,607,100
Convertible debt, long-term portion	$–

Other Notes

On September 9, 2019 and February 28, 2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the three months ended March 31, 2020 the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five year term and $3.50 exercise price), and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of March 31, 2020 the Company owes $691,500 on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

On October 1, 2019, the Company and the holder of the $170,000 non-convertible loan issued in May 2017 agreed to extend the term of the loan to December 31, 2019. The Company agreed to issue 1,200 shares of its common stock per month while the note remains outstanding. The note will continue to earn 10% annual interest. The loan is currently past due and the Company and the investor are negotiating in good faith to extend the loan.

On October 11, 2019 we received a non-convertible loan with a one month term and a 2% interest charge for $25,000 from a private investor. The loan is past due and the Company and the investor are negotiating in good faith to extend the loan.

For the quarter ended March 31, 2020 the Company recognized amortization expense related to debt discounts attributable to Other Notes of $312,257.

Merchant Agreements

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 6% - 76%. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The following table shows our Merchant Agreements as of March 31, 2020:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment rate	Deferred Finance Fees
August 5, 2019	$600,000	$816,000	$384,621	$4,533	$6,000
August 19, 2019	350,000	479,500	273,510	2,664	3,000
August 23, 2019	175,000	239,750	117,597	1,410	1,750
September 19, 2019	275,000	384,275	263,855	2,138	5,000
	$1,400,000	$1,919,525	$1,039,583	$10,745	$15,750

The following table shows our Merchant Agreements as of December 31, 2019:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
August 5, 2019	$600,000	$816,000	$421,024	4,533	$6,000
August 19, 2019	350,000	479,500	272,315	2,664	3,000
August 23, 2019	175,000	239,750	132,284	1,410	1,750
September 19, 2019	275,000	384,275	256,812	2,138	5,000
	$1,400,000	$1,919,525	$1,082,435	$10,745	$15,750

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

On November 15, 2019 the Company and its Merchant lenders agreed to a temporary reduction in the Daily Payment Rate from $10,745 to $2,500. On January 31, 2020 and then subsequently on March 2, 2020 the Company and its Merchant lenders agreed to extend the term of the reduction of its Daily Payment Rate to March 2, 2020 and April 6, 2020, respectively. The Company issued 307,500 warrants (valued at $609,143) to lenders as compensation for these agreements. The warrants have a three year life and a $3.50 exercise Price. During the three months ended March 31, 2020, $132,314 of interest was capitalized into principal (and recorded as interest expense). (See Note 7 - Subsequent Events)

The Company’s Chief Executive Officer is personally guaranteeing $1,039,583 of loans outstanding as of March 31, 2020 under our Merchant Agreements.

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at March 31, 2020 and is currently past due.

As of March 31, 2020 we also hold $75,000 of short-term non-convertible loans from related parties. These notes bear interest ranging from 0% to 15% interest and are due upon demand.

6)	Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock:

1)	20,000 shares have been designated as Series A Junior Participating Preferred Stock (“Junior A”)

2)	313,960 shares have been designated as Series A Convertible Preferred Stock (“Series A”)

3)	279,256 shares have been designated as Series B Convertible Preferred Stock (“Series B”)

4)	88,098 shares have been designated as Series C Convertible Preferred Stock (“Series C”)

5)	850 shares have been designated as Series D Convertible Preferred Stock (“Series D”)

6)	500 shares have been designated as Series E Convertible Preferred Stock (“Series E”)

7)	240,000 shares have been designated as Series G Convertible Preferred Stock (“Series G”)

8)	10,000 shares have been designated as Series H Convertible Preferred Stock (“Series H”)

9)	21 shares have been designated as Series H2 Convertible Preferred Stock (“Series H2”)

10)	6,250 shares have been designated as Series J Convertible Preferred Stock (“Series J”)

11)	15,000 shares have been designated as Series K Convertible Preferred Stock (“Series K”)

12)	10,000 shares have been designated as Series AA Convertible Preferred Stock (“Series AA”)

As of March 31, 2020, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2019 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2020, options to acquire 1,393,551 shares were outstanding under the Plan.

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

As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $650,726, which is expected to be recognized over weighted average period of 1.74 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2020, based on the March 31, 2020 closing stock price of $2.20, was $494,653.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, January 1, 2019	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570
Granted	1,447,420	$0.81	2,153,214	3.50	3,600,634
Exercised	-	$-	-	-	-
Expired	-	$-	(25,001)	14.82	(25,001)
Forfeited	(417,852)	$3.39	-	-	(417,852)
Balance outstanding, December 31, 2019	1,396,302	$0.71	9,893,034	$3.52	11,289,336	10,148,543
Granted	-	-	1,402,730	3.50	1,402,730
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	(2,751)	3.40	-	-	(2,751)
Balance outstanding, March 31, 2020	1,393,551	$0.69	11,295,764	$3.50	12,689,315	11,633,349

As of March 31, 2020, the 1,393,551 stock options outstanding have a $0.69 Exercise Price and 9.45 weighted average remaining term. Of these options, 337,585 are currently exercisable.

Common Stock and Warrant Issuances

On various dates in the quarter ended March 31, 2020 the Company issued a total of 115,021 shares of restricted common stock at a fair value of approximately $213,415 to accredited investors and consultants. 66,500 of the shares with a fair value of $127,855 were issued to settle accrued liabilities to consultants, 38,521 of the shares with a fair value of $60,560 were issued for debt extension and interest payments and 10,000 shares with a fair value of $25,000 were issued for debt settlement. During the quarter ended March 31, 2020, the Company also issued 1,095,230 warrants to acquire common stock at a fair value of $1,205,010 in conjunction with the signing of new convertible loans and 307,500 warrants to acquire common stock at a fair value of $609,143 to lenders for debt extension.

On various dates in the three months ended March 31, 2019, the Company issued a total of 34,308 shares of common stock at a fair value of $89,721 in connection with issuance of new loans and extension of loan to existing noteholders and 50,000 shares with a fair value of $168,000 were issued for services rendered.

7)	Subsequent Events

On April 29, 2020 the Company signed a binding letter of intent to acquire Cannaworx, Inc. (USA). The planned acquisition is subject to certain closing conditions, including completion of all due diligence and acquisition financing.

From April 1, 2020 through June 27, 2020 the Company issued loans convertible into common stock at $2.50/share for $2.94 million. The loans carry 10% interest rates and one-year terms. To secure these loans, the Company issued warrants exercisable into 1,175,340 common shares (five-year life and a $3.50 exercise price). The Company also issued 30,000 shares of common stock to two lenders for loans issued during the quarter ended March 31,2020. Additionally, the Company issued two loans for $575,000 to its pending merger partner, Cannaworx who agreed to repay the loans directly to the lender, on the Company’s behalf. The Cannaworx loans have one-year terms and interest (12% for a $325,000 note and 18% for a $250,000 note) is only payable upon an event of default. During the same period the Company also paid off seven convertible loans totaling $885,707. These loans were issued July 8, 2019, September 11, 2019, October 24, 2019, October 30, 2019, March 5, 2020, March 13, 2020 and March 13, 2020.

From April 1, 2020 through June 27, 2020, the Company also borrowed $377,039 under government programs sponsored for the COVID-19 crisis (principally $367,039 from the Payroll Protection Program or “PPP”). PPP loans have a two- year term and bear interest at 1% per annum. Under the PPP, the Company can be granted forgiveness for all or a portion of these loans based on the Company’s spending on payroll, mortgage interest, rent and utilities. Additionally, the Company sold $120,000 of Series AA Convertible Preferred Stock with warrants exercisable into 48,000 common shares (10-year life and a $3.50 exercise price) and issued a $110,000 loan which is convertible into Series AA Convertible Preferred Stock (one year term and 10% interest rate). The Company also issued 314,706 shares of common stock to settle $786,766 of convertible loan principal and 96,041 shares of common stock to settle $240,102 of convertible loan interest and fees. Finally, in this period the Company agreed to pay $100,000 and issued 25,000 shares of common stock to a vendor for services rendered.

 On April 6, 2020 the Company entered into a extension of the Standstill and Forbearance Agreements with lenders who hold convertible notes with a total principal of approximately $2.9 million through April 30, 2020. During the second quarter, the Company incurred fees of approximately $275,000 in connection with the extension.

On April 6, 2020, the Company and its Merchant lenders agreed to extend the term of the reduction to $2,500 of its Daily Payment Rate to its Merchant lenders to April 30, 2020. The Company issued 187,500 warrants to the Merchant lenders as compensation for this agreement. The warrants have a three-year life and a $3.50 exercise price. After April 30, 2020 the Company and its lenders agreed to increase the Daily Payment Rate to $7,670.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Report. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW:

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

On April 29, 2020, we signed a binding letter of intent to merge with Cannaworx, Inc. (USA), and their portfolio of products and intellectual property (the “Cannaworx LOI” and “Cannaworx merger”). Cannaworx founders Bobby Ghalili, DMD and Adrienne Denese, MD, PhD bring extensive medical expertise and product innovation into the newly combined public company. Post-merger, Cannaworx products will utilize our proprietary UST platform.

Subsequently, we announced two letters of intent by Cannaworx which we will assume in the Cannaworx merger. On April 30, 2020 we announced a signed Cannaworx agreement to acquire SkinScience Labs, Inc or “SSL” (the SSL LOI). SSL is the parent company of Dr. Denese’s skin care and anti-aging product lines. Subsequently, on May 7, 2020 we announced a signed Cannaworx agreement to acquire Five Leaf Labs or “FFL” (the FLL LOI). FLL is based in Louisiana and will expand the Cannaworx sales and distribution network to over 50 sales representatives in 21 states.

The Cannaworx LOI and SSL LOI are subject to certain closing conditions, including completion of all due diligence and acquisition financing. The FLL LOI is subject to the completion of all due diligence.

On May 7, 2020 we also announced that, if the mergers are completed, Jim Morrison would be appointed as the new CEO of the rebranded public company and that following the completion of the Cannaworx merger we would change our name to “Availa Bio”.

Developments and Accomplishments:

We reported the following accomplishments during the first quarter, April and May 2020:

On May 14, 2020, Pressure BioSciences announced the launch of FDA-registered hand sanitizer as first product developed through pending merger partners.

On May 7, 2020, former L’Oreal President Jim Morrison, one of the top brand strategists in the personal care space worldwide, was announced as the person who would become CEO of Availa Bio upon merger completion.

On May 5, 2020, PBI announced plans to change name to Availa Bio following completion of the Cannaworx and SkinScience Labs merger.

On April 30, 2020, PBI announced plans to acquire SkinScience Labs and their profitable and award-winning Dr. Denese Skin Care and Anti-Aging Lines.

On April 29, 2020, PBI announced plans to acquire Cannaworx, Inc. and their portfolio of innovative consumer products.

On April 16, 2020, PBI and RedShiftBio demonstrate potential of combining proprietary technologies to enable new tool for development and production of biotherapeutics.

On March 12, 2020, PBI announced that it is nearing a complete sellout on its pre-launch offering of game-changing UST Platform for processing CBD Oil into water-soluble nanoemulsions.

On February 27, 2020, PBI launched new era in preparation of water-soluble nanoemulsions for CBD and other valuable oils with opening of UST Demonstration Laboratory.

On January 30, 2020, PBI announced acceleration of UST Platform rollout for water-soluble CBD with planned release of additional BaroShear product – a benchtop, R&D scale, BaroShear ‘Mini” instrument.

On January 24, 2020, PBI announced significant new order and near sellout on revolutionary nanoemulsification system for water-soluble CBD oil. Company said that additional orders are expected shortly.

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

Results of Operations

Quarter ended March 31, 2020 (“Q1 2019”) as compared with March 31, 2019 (“Q1 2019”)

Products, Services, and Other Revenue

We recognized total revenue of $253,873 for Q1 2020 compared to $510,240 for Q1 2019, a decrease of $256,367 or 50%. This decrease was primarily attributable to a $228,199 decrease in Scientific Services revenue which was primarily attributable to the negative impact that the COVID-19 pandemic had on our operations and on the operations of our customers.

Cost of Products and Services

The cost of products and services was $175,146 for the three months ended March 31, 2020 compared to $309,712 for the comparable period in 2019. Gross profit margin on products and services decreased to 31% for Q1 2020 compared to 39% for the prior year period. The current period margin was affected by the reduction in higher-margin Scientific Services revenue.

Research and Development

Research and development expenditures were $265,690 during the three months ended March 31, 2020 as compared to $264,704 in the same period in 2019, an increase of $986 or 0.4%.

Selling and Marketing

Selling and marketing expenses were $189,116 for the three months ended March 31, 2020 from $188,215 for the comparable period in 2019, an increase of $901.

General and Administrative

General and administrative costs totaled $1,019,010 for Q1 2020 compared to $1,144,421 for the comparable period in 2019. This decrease was principally related to lower investor relations and stock based compensation expenses.

Operating Loss

Operating loss was $1,395,089 for the three months ended March 31, 2020 compared to $1,396,812 for the comparable period in 2019. This decrease was principally attributable to lower operating costs and expenses, which offset the $256,367 decrease in revenues.

Interest Expense, net

Interest expense was $1,571,800 for the three months ended March 31, 2020 compared to interest expense of $512,706 for the three months ended March 31, 2019. The increase in interest expense is directly attributable to the increase in convertible and other debt.

(Loss) on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we recognized losses of $1,136,367 in the quarter ended March 31, 2020 and losses of $40,810 in the quarter ended March 31, 2019. This increase was related to extension fees incurred and warrants issued for the recent amendments to Standstill and Forbearance Agreements and merchant loan extension.

Net Loss

During the quarter ended March 31, 2020 we recorded net loss attributable to common shareholders $4,278,471 or ($1.62) per share, as compared with $3,470,982 or ($2.01) per share during the quarter ended March 31, 2019. The decrease in the loss per share was attributable a 54% increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2020, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 4 and 5 of the accompanying consolidated financial statements, we received $2.3 million in net proceeds from loans in the first three months of 2020. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2020 was $1,364,639 as compared to $1,617,924 for the three months ended March 31, 2019.

Net cash used in investing activities for the three months ended March 31, 2020 was $0 as compared to $12,615 for the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $1,366,833 as compared to $1,797,135 for the same period in the prior year. The cash flow from financing activities of the three months ended March 31, 2019 included $1,260,000 of proceeds from the sale of preferred stock which did not recur in 2020. This decrease was offset by a increase in net convertible debt borrowings.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2020 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended March 31, 2020, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 other than the following:

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and services and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products and services in a timely manner or meet required milestones or customer commitments.

Our obligations to the holder of our Senior Secured Convertible Promissory Notes (the “Notes”) are collateralized by a security interest in all of our assets, so if we default on those obligations, the holder of the Notes could foreclose on our assets. In addition, the existence of these security interests may adversely affect our financial flexibility.

On December 18, 2019, the Company issued a Note to one holder in the principal amount of $275,000. Through May 31, 2020, we have issued other Notes to the same holder such that the current gross amount owed to the holder is approximately $6,000,000. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of March 31, 2020, we had 2,664,641 shares outstanding. As of March 31, 2020, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of March 31, 2020, an additional 24,253,740 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $34.9 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

The issuance of shares of our common stock to Cannaworx, Inc. stockholders, and SkinScience Labs stockholders in the proposed mergers will substantially dilute the voting power of our current stockholders.

If the merger with Cannaworx is completed, pre-merger Cannaworx securityholders are expected to own approximately 50% of the combined company, on a fully-diluted basis. If the merger with SkinScience Labs is completed, pre-merger SkinScience Labs securityholders are expected to own approximately 25% of the combined company, on a fully-diluted basis. Accordingly, the issuance of shares of our common stock to Cannaworx and/or SkinScience stockholders in the merger(s) will reduce significantly the relative voting power of each share of common stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the merger(s) than prior to the merger(s). These estimates are subject to adjustment pending the signing of definitive transaction documentation in one or both of the proposed mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the quarter ended March 31, 2020 the Company issued a total of 115,021 shares of restricted common stock at a fair value of approximately $213,415 to accredited investors and consultants. 66,500 of the shares with a fair value of $127,855 were issued to settle accrued liabilities and 38,521 of the shares with a fair value of $60,560 were issued for debt extension and interest payments and 10,000 shares with a fair value of $25,000 were issued for debt settlement.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to: “Item 1.01—Entry into a Material Definitive Agreement,” “Item 2.03—Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” and “Item 3.02—Unregistered Sales of Equity Securities,” of Form 8-K.

Except where noted, all the securities discussed in this Part II, Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On April 18, 2020, the Company entered into a promissory note (the “Note”) with North Easton Saving Bank, which provides for a loan in the amount of $377,039 (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan has a two-year term and bears interest at a rate of 1.00% per annum (APR 1.014%). Monthly principal and interest payments are deferred for six months after the date of disbursement. The Loan may be prepaid at any time prior to maturity with no prepayment penalties.

Beginning seven months from the date of the Loan the Company is required to make 18 monthly payments of principal and interest. The promissory note evidencing the Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the Small Business Administration or to Lender, or breaching the terms of the Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses and to apply for forgiveness of the Loan in accordance with the terms of the CARES Act. However, no assurance is provided that forgiveness for any portion of the Loan will be obtained.

On April 29, 2020 the Company signed a binding letter of intent to acquire Cannaworx, Inc. (USA). The planned acquisition is subject to certain closing conditions, including completion of all due diligence and acquisition financing.

From April 1, 2020 through June 27, 2020 the Company issued loans convertible into common stock at $2.50/share for $2.94 million. The loans carry 10% interest rates and one-year terms. To secure these loans, the Company issued warrants exercisable into 1,175,340 common shares (five-year life and a $3.50 exercise price). The Company also issued 30,000 shares of common stock to two lenders for loans issued during the quarter ended March 31,2020. Additionally, the Company issued two loans for $575,000 to its pending merger partner, Cannaworx who agreed to repay the loans directly to the lender, on the Company’s behalf. The Cannaworx loans have one-year terms and interest (12% for a $325,000 note and 18% for a $250,000 note) is only payable upon an event of default. During the same period the Company also paid off seven convertible loans totaling $885,707. These loans were issued July 8, 2019, September 11, 2019, October 24, 2019, October 30, 2019, March 5, 2020, March 13, 2020 and March 13, 2020.

From April 1, 2020 through June 27, 2020, the Company also borrowed $377,039 under government programs sponsored for the COVID-19 crisis (principally $367,039 from the Payroll Protection Program or “PPP”). PPP loans have a two- year term and bear interest at 1% per annum. Under the PPP, the Company can be granted forgiveness for all or a portion of these loans based on the Company’s spending on payroll, mortgage interest, rent and utilities. Additionally, the Company sold $120,000 of Series AA Convertible Preferred Stock with warrants exercisable into 48,000 common shares (10-year life and a $3.50 exercise price) and issued a $110,000 loan which is convertible into Series AA Convertible Preferred Stock (one year term and 10% interest rate). The Company also issued 314,706 shares of common stock to settle $786,766 of convertible loan principal and 96,041 shares of common stock to settle $240,102 of convertible loan interest and fees. Finally, in this period the Company agreed to pay $100,000 and issued 25,000 shares of common stock to a vendor for services rendered.

 On April 6, 2020 the Company entered into a extension of the Standstill and Forbearance Agreements with lenders who hold convertible notes with a total principal of approximately $2.9 million through April 30, 2020. During the second quarter, the Company incurred fees of approximately $275,000 in connection with the extension.

On April 6, 2020, the Company and its Merchant lenders agreed to extend the term of the reduction to $2,500 of its Daily Payment Rate to its Merchant lenders to April 30, 2020. The Company issued 187,500 warrants to the Merchant lenders as compensation for this agreement. The warrants have a three-year life and a $3.50 exercise price. After April 30, 2020 the Company and its lenders agreed to increase the Daily Payment Rate to $7,670.

Item 6. Exhibits

Exhibits

10.1	Paycheck Protection Program Note, dated April 18, 2020, issued to North Easton Savings Bank

10.2	Form of Standstill and Forbearance Agreement entered into in December 2019.

10.3	Form of Amendment to Standstill and Forbearance Agreement entered into in January, March, April, May and June 2020.

3.1	Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on February 15, 2019).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: June 29, 2020	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

