Form 10-Q
period 2020-06-30
PRESSURE BIOSCIENCES INC
filed 2020-08-14
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of August 11, 2020 was 3,575,469.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,458	$29,625
Accounts receivable	121,306	229,402
Inventories, net of $342,496 reserve at June 30, 2020 and December 31, 2019	614,863	617,716
Loan receivable	531,250	-
Prepaid expenses and other current assets	192,605	213,549
Total current assets	1,501,482	1,090,292
Investment in equity securities	362,905	16,643
Property and equipment, net	26,275	55,590
Right of use asset leases	40,659	76,586
Intangible assets, net	533,654	576,923
TOTAL ASSETS	$2,464,975	$1,816,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$809,837	$815,764
Accrued employee compensation	392,425	451,200
Accrued professional fees and other	1,866,083	1,658,452
Accrued interest	5,076,790	2,949,621
Deferred revenue	36,888	23,248
Operating lease liability	40,659	76,586
Convertible debt, net of unamortized discounts of $3,923,549 and $619,227, respectively	6,224,450	6,121,338
Other debt, net of unamortized discounts of $0 and $1,769, respectively	1,577,328	1,675,667
Other related party debt	90,000	81,500
Total current liabilities	16,114,460	13,853,376
LONG TERM LIABILITIES
Long term debt	527,039	-
Deferred revenue	35,462	18,065
TOTAL LIABILITIES	16,676,961	13,871,441
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,939 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	80	80
Common stock, $.01 par value; 100,000,000 shares authorized; 3,207,285 and 2,549,620 shares issued and outstanding on June 30, 2020 and December 31, 2019 respectively	32,072	25,496
Warrants to acquire common stock	26,527,615	22,599,177
Additional paid-in capital	47,413,735	44,261,105
Accumulated deficit	(88,186,500)	(78,942,277)
Total stockholders’ deficit	(14,211,986)	(12,055,407)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,464,975	$1,816,034

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products, services, other	$268,154	$518,663	$522,027	$1,028,903
Total revenue	268,154	518,663	522,027	1,028,903

Costs and expenses:
Cost of products and services	134,882	304,172	310,028	613,884
Research and development	294,602	291,538	560,292	556,242
Selling and marketing	162,098	186,609	351,214	374,824
General and administrative	1,007,215	1,136,768	2,026,225	2,281,189
Total operating costs and expenses	1,598,797	1,919,087	3,247,759	3,826,139

Operating loss	(1,330,643)	(1,400,424)	(2,725,732)	(2,797,236)

Other (expense) income:
Interest expense, net	(1,724,879)	(1,074,488)	(3,296,679)	(1,587,194)
Unrealized gain on investment in equity securities	196,891	-	346,262	-
Loss on extinguishment of liabilities	(1,710,151)	(106,461)	(2,846,518)	(147,271)
Other expense	-	(185,469)	-	(290,314)
Total other expense	(3,238,139)	(1,366,418)	(5,796,935)	(2,024,779)

Net loss	(4,568,782)	(2,766,842)	(8,522,667)	(4,822,015)
Deemed dividend on beneficial conversion feature	-	(889,532)	-	(1,949,731)
Preferred stock dividends	(396,970)	(420,489)	(721,556)	(776,099)
Net loss attributable to common stockholders	$(4,965,752)	$(4,076,863)	$(9,244,223)	$(7,547,845)
Basic and diluted net loss per share attributable to common stockholders	$(1.70)	$(2.22)	$(3.34)	$(4.24)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	2,914,659	1,837,913	2,765,132	1,780,881

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,522,667)	$(4,822,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	35,927	28,053
Common stock issued for interest and extension fees	159,784	-
Depreciation and amortization	74,247	47,180
Accretion of interest and amortization of debt discount	1,750,911	290,040
Issuance of incentive shares and common stock warrants	-	168,000
Loss on extinguishment of accrued liabilities and debt	977,622	147,271
Stock-based compensation expense	307,110	607,574
Gain on investment in equity securities	(346,262)	-
Common stock issued for services	87,963	-
Changes in operating assets and liabilities:
Accounts receivable	108,096	64,217
Inventories	2,853	20,673
Prepaid expenses and other assets	20,944	43,077
Accounts payable	(5,927)	152,275
Accrued employee compensation	(58,775)	(18,323)
Operating lease liability	(35,927)	(28,053)
Deferred revenue and other accrued expenses	2,643,607	(172)
Net cash used in operating activities	(2,800,494)	(3,300,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on loan receivable	(531,250)	-
Purchases of property plant and equipment	(1,663)	(28,915)
Net cash used in investing activities	(532,913)	(28,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series AA Convertible Preferred Stock	-	2,292,300
Net proceeds from convertible debt	4,422,600	3,339,050
Net proceeds from non-convertible debt – third party	990,539	1,211,500
Net proceeds from non-convertible debt – related party	8,500	125,000
Payments on convertible debt	(1,257,250)	(2,533,985)
Payments on non-convertible debt – related party	-	(125,000)
Payments on non-convertible debt	(819,149)	(964,932)
Net cash provided by financing activities	3,345,240	3,343,933

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,833	14,815
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,625	103,118
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,458	$117,933

SUPPLEMENTAL INFORMATION
Interest paid in cash	$419,817	$1,162,557
NON CASH TRANSACTIONS:
Interest added to principal	152,552	-
Common stock issued to settle accrued liabilities	127,855	-
Common stock issued with debt	-	167,359
Discount from warrants issued with debt	2,958,693	-
Common stock issued in lieu of cash for dividend	176,748	151,993
Preferred stock dividends	721,556	776,099
Conversion of debt and interest into common stock	1,317,649	-
Discount due to beneficial conversion feature	982,097	-
Deemed dividend-beneficial conversion feature	-	1,949,731

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	68	6,499	65	1,684,184	$16,842	$19,807,247	$39,777,301	$-	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	245,392	-	-	245,392
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-			-	-	(355,610)	(355,610)
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	500		167,500	-	-	168,000
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199	-	-	1,060,199
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,060,199)	-	-	(1,060,199)
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	560	6	-	-	738,528	661,466	-	-	1,400,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,764	(300,764)	-	-	(140,000)
Common Stock issued for debt extension															16,350	163		38,824	-		38,988
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,958	180		50,553	-	-	50,733
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,055,173)	(2,055,173)
BALANCE, March 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,059	$71	1,768,492	$17,685	$20,706,539	$40,640,273	$-	$(68,138,321)	$(6,772,741)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	362,182	-	-	362,182
Series AA Convertible Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-						-	(420,489)	(420,489)
Beneficial conversion feature on Series AA Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	889,532	-	-	889,532
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(889,532)	-	-	(889,532)
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-			42,456	425		151,568	-	-	151,993
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	459	5			608,852	538,062	-	-	1,146,919
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-				131,251	(245,870)	-	-	(114,619)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-		29,641	296		105,293	-	-	105,589
Common Stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	49,027	490		125,418	-	-	125,908
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,766,842)	(2,766,842)
BALANCE, June 30, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,518	$76	1,889,616	$18,896	$21,446,642	$41,676,926	$-	$(71,325,652)	$(8,182,100)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,549,620	$25,496	$22,599,177	$44,261,105	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	241,769	-	241,769
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(324,586)	(324,586)
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,500	665	-	127,190	-	127,855
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	100	-	24,900	-	25,000
Issuance of common stock for debt extension and interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,521	385	-	60,175	-	60,560
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	404,608	-	404,608
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,205,010	-	-	1,205,010
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	609,143	-		609,143
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,953,885)	(3,953,885)
BALANCE, March 31, 2020	300	$3	80,570	$806	10,000	$100	21	-	3,458	$35	6,880	$68	7,939	$80	2,664,641	$26,646	$24,413,330	$45,119,747	$(83,220,748)	$(13,659,933)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	65,341	-	65,341
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(396,970)	(396,970)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	$250	-	87,713	-	87,963
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	42,510	$425	-	98,799	-	99,224
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	577,489	-	577,489
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,753,683	-	-	1,753,683
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	360,602	-	-	360,602
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,388	644	-	176,104	-	176,748
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	410,746	$4,107	-	1,288,542	-	1,292,649
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,568,782)	(4,568,782)
BALANCE, June 30, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	3,207,285	$32,072	$26,527,615	$47,413,735	$(88,186,500)	$(14,211,986)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2020, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 6 and 7. In addition we raised debt and equity capital after June 30, 2020 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2020	2019	2020	2019
North America	$162	$368	$307	$592
Europe	3	54	4	94
Asia	103	97	211	343
	$268	$519	$522	$1,029

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2020	2019	2020	2019
Hardware	$122	$212	$217	$352
Consumables	51	91	107	153
Contract research services	34	111	44	349
Sample preparation accessories	33	35	58	35
Technical support/extended service contracts	17	28	36	67
Shipping and handling	6	14	15	19
Other	5	28	45	54
	$268	$519	$522	$1,029

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2020	2019	2020	2019
Products transferred at a point in time	$217	$506	$442	$1,007
Services transferred over time	51	13	80	22
	$268	$519	$522	$1,029

Contract balances

In thousands of US dollars ($)	June 30, 2020	December 31, 2019
Receivables, which are included in ‘Accounts Receivable’	$121	$229
Contract liabilities (deferred revenue)	72	41

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2020	2021	2022	Total
Extended warranty service	$37	35	-	$72

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and six months ended June 30, 2020 and 2019.

	For the Three Months Ended
	June 30,
	2020	2019
Top Five Customers	71%	47%
Federal Agencies	2%	9%

	For the Six Months Ended
	June 30,
	2020	2019
Top Five Customers	70%	55%
Federal Agencies	4%	14%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2020 and December 31, 2019. The Top Five Customers category may include federal agency receivable balances if applicable.

	June 30, 2020	December, 31, 2019
Top Five Customers	82%	83%
Federal Agencies	5%	17%

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

Investment in Equity Securities

As of June 30, 2020, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 321 “Investments —Equity Securities.” ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2020, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $362,905. We recorded $346,262 as an unrealized gain during the six months ended June 30, 2020 for changes in Everest market value.

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

The following table illustrates our computation of loss per share for the three months and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,568,782)	$(2,766,842)	$(8,522,667)	$(4,822,015)
Deemed dividend on beneficial conversion feature	-	(889,532)	-	(1,949,731)
Preferred stock dividends	(396,970)	(420,489)	(721,556)	(776,099)
Net loss applicable to common shareholders	$(4,965,752)	$(4,076,863)	$(9,244,223)	$(7,547,845)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	2,914,659	1,837,913	2,765,132	1,780,881

Loss per common share – basic and diluted	$(1.70)	$(2.22)	$(3.34)	$(4.24)

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

	As of June 30,
	2020	2019
Stock options	1,392,370	347,070
Convertible debt	3,905,867	692,715
Common stock warrants	12,761,126	8,880,554
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	7,939,000	7,518,622
	26,498,155	17,938,753

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

The Company recognized stock-based compensation expense of $65,341 and $362,182 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized stock-based compensation expense of $307,110 and $607,574 for the six months ended June 30, 2020 and 2019, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales	$5,107	$12,082	$13,063	$20,398
Research and development	26,137	49,948	64,963	84,573
Selling and marketing	6,358	28,959	20,294	51,078
General and administrative	27,739	271,193	208,790	451,525
Total stock-based compensation expense	$65,341	$362,182	$307,110	$607,574

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020:

		Fair value measurements at June 30, 2020 using:
	June 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	362,905	362,905	-	-
Total Financial Assets	$362,905	$362,905	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019:

		Fair value measurements at December 31, 2019 using:
	December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

4)	Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less. Consequently, as a result of adoption of ASC 842, we recognized an operating liability of $136,385 on our Medford lease with a corresponding Right-Of-Use (“ROU”) asset of the same amount based on present value of the minimum rental payments of the lease. As of June 30, 2020 the Company carries a ROU asset and operating lease liability of $40,659.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms as of June 30, 2020:

2020	$84,480
Thereafter	-
Total Minimum Payments Required	$84,480

5)	Loan Receivable

In the six months ended June 30, 2020, the Company issued two loans for $575,000 to its pending merger partner, Cannaworx who agreed to repay the loans directly to the lender, on the Company’s behalf. The Cannaworx loans have one-year terms and interest (12% for a $325,000 note and 18% for a $250,000 note) is only payable upon an event of default. Cannaworx loans receivable are carried on the Company’s balance sheet net of a $43,750 debt discount.

6)	Convertible Debt and Other Debt

Convertible Debt

On various dates during the six months ended June 30, 2020, the Company issued convertible notes for net proceeds of approximately $4.4 million which contained varied terms and conditions as follows: a) 12 month maturity date; b) interest rate of 10%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50. These notes were issued with warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of the warrants issued with the notes $2,705,996 was recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes, and recorded a $982,097 beneficial conversion feature as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not quality for derivative accounting treatment at June 30, 2020.

The specific terms of the convertible notes and outstanding balances as of June 30, 2020 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares
February 15, 2018 (2)(3)(4)	6 months	$100,000	$115,000	$-	5%	2.50	$9,000	$17,738
May 17, 2018 (2)	12 months	$380,000	$166,703	$15,200	8%	2.50	$15,200	$332,407
June 8, 2018 (1)(4)	6 months	$50,000	$50,000	$2,500	2%	7.50	$2,500	$3,271
June 16, 2018 (2)	9 months	$130,000	$79,000	$-	5%	2.50	$-	$-
June 16, 2018 (2)	6 months	$110,000	$79,000	$-	5%	2.50	$-	$-
June 26, 2018 (1)(2)(3)(4)	3 months	$150,000	$86,250	$-	5%	2.50	$-	$30,862
July 17, 2018 (1) (2)(3)(4)	3 months	$100,000	$105,000	$15,000	5%	2.50	$-	$52,897
July 19, 2018 (2)	12 months	$184,685	$150,000	$34,685	10%	2.50	$-	$-
October 19, 2018 (1)	6 months	$100,000	$100,000	$-	5%	7.50	$-	$-
November 13, 2018 (1) (2)(3)(4)	6 months	$200,000	$220,000	$-	5%	2.50	$-	$168,634
January 3, 2019 (4)	6 months	$50,000	$50,000	$2,500	24%	7.50	$2,500	$-
February 21, 2019 (2)	12 months	$215,000	$215,000	$-	4%	2.50	$15,000	$107,709
February 22, 2019 (2)	9 months	$115,563	$115,562	$8,063	7%	2.50	$2,500	$-
March 18, 2019 (1)	6 months	$100,000	$100,000	$-	4%	7.50	$-	$10,762
June 4, 2019 (2)	9 months	$500,000	$302,484	$-	8%	2.50	$40,500	$70,631
April 30, 2019 (2)	12 months	$105,000	$80,000	$-	4%	2.50	$5,000	$3,286
June 19, 2019 (2)	12 months	$105,000	$105,000	$-	4%	2.50	$5,000	$2,646
April 9, 2019 (2)	12 months	$118,800	$88,800	$8,800	4%	2.50	$3,000	$-
May 20, 2019 (1) (2)(4)	3 months	$100,000	$100,000	$-	5%	2.50	$-	$13,439
June 7, 2019 (1) (2)(4)	6 months	$125,000	$125,000	$-	5%	7.50	$-	$18,254
July 1, 2019 (2)	12 months	$107,500	$107,500	$-	4%	2.50	$7,500	$85,791
July 29, 2019 (2)	6 months	$250,000	$250,000	$-	4%	2.50	$-	$36,835
July 19, 2019 (2)	12 months	$115,000	$115,000	$-	4%	2.50	$5,750	$15,460
July 19, 2019 (2)	12 months	$130,000	$130,000	$-	6%	2.50	$6,500	$-
August 6, 2019 (2)	12 months	$108,000	$108,000	$-	4%	2.50	$11,000	$-
August 14, 2019 (1)(4)	6 months	$50,000	$50,000	$-	2%	7.50	$-	$-
September 27, 2019 (2)	12 months	$78,750	$78,750	$-	4%	2.50	$3,750	$13,759
October 24, 2019 (2)	12 months	$78,750	$78,750	$-	4%	2.50	$3,750	$-
October 25, 2019	12 months	$105,000	$105,000	$-	8%	2.50	$5,000	$-
November 1, 2019 (2)	12 months	$270,000	$270,000	$-	6%	2.50	$13,500	$-
October 8, 2019	6 months	$100,000	$100,000	$-	4%	7.50	$-	$5,725
November 15, 2019	12 months	$385,000	$385,000	$35,000	10%	2.50	$35,000	$90,917
December 4, 2019	12 months	$495,000	$495,000	$45,000	10%	2.50	$45,000	$56,387
December 20, 2019	12 months	$275,000	$275,000	$25,000	10%	2.50	$25,000	$40,601
January 2, 2020	12 months	$330,000	$330,000	$30,000	10%	2.50	$30,000	$91,606
January 24, 2020	12 months	$247,500	$247,500	$22,500	10%	2.50	$22,500	$89,707
January 29, 2020	12 months	$363,000	$363,000	$33,000	10%	2.50	$33,000	$297,000
February 12, 2020	12 months	$275,000	$275,000	$25,000	10%	2.50	$25,000	$225,000
February 19, 2020	12 months	$165,000	$165,000	$15,000	10%	2.50	$15,000	$135,000
March 11, 2020	12 months	$330,000	$330,000	$30,000	10%	2.50	$30,000	$232,810
March 13, 2020	12 months	$165,000	$165,000	$15,000	10%	2.50	$15,000	$60,705
March 26, 2020	12 months	$111,100	$111,100	$10,100	10%	2.50	$10,100	$90,900
April 8, 2020	12 months	$276,100	$276,100	$25,100	10%	2.50	$25,000	$221,654
April 17, 2020	12 months	$143,750	$143,750	$18,750	10%	2.50	$-	$96,208
April 30, 2020	12 months	$546,250	$546,250	$71,250	10%	2.50	$47,500	$427,500
May 7, 2020	12 months	$460,000	$460,000	$60,000	10%	2.50	$40,000	$360,000
May 18, 2020	12 months	$546,250	$546,250	$71,250	10%	2.50	$35,500	$439,500
June 2, 2020	12 months	$902,750	$902,750	$117,750	10%	2.50	$58,900	$708,500
May 29, 2020	12 months	$110,000	$110,000	$10,000	10%	2.50	$-	$-
June 12, 2020	12 months	$57,500	$57,500	$7,500	10%	2.50	$5,000	$45,000
June 22, 2020	12 months	$138,000	$138,000	$18,000	10%	2.50	$12,000	$108,000
			$10,147,999	$771,948			$666,450	$4,807,101

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	As of June 30, 2020 lender entered into a Standstill and Forbearance agreement (as described below). Loan is convertible at $2.50 until the expiration of the agreement.
(3)	Interest was capitalized and added to outstanding principal.
(4)

During the six months ended June 30, 2020 the Company entered into Rate Modification Agreements with these lenders. In these agreements five lenders agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.

For the six months ended June 30, 2020, the Company recognized amortization expense related to the debt discounts indicated above of $1,397,121. The unamortized debt discounts as of June 30, 2020 related to the convertible debentures and other convertible notes amounted to $3,923,549.

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

On January 31, 2020 and again on March 3, 2020, April 6, 2020, April 30, 2020, May 15, 2020, May 31, 2020 and June 15, 2020 the Company extended these Standstill and Forbearance Agreements until June 30, 2020. For the six months ended June 30, 2020, the Company incurred fees of approximately $1,660,000 to extend the agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the six months ended June 30, 2020 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the six months ended June 30, 2020 we recorded losses on extinguishment of liabilities of approximately $2.8 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The reported loss on extinguishment of liabilities includes $977,622 of non-cash expenses for warrants issued and writeoffs, of any unamortized discount at the date of modification.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2020:

2020
Balance at January 1,	$6,121,338
Issuance of convertible debt, face value	5,435,950
Deferred financing cost	(1,013,350)
Beneficial conversion feature on convertible note	(982,097)
Debt discount from warrants issued with debt	(2,705,996)
Payments	(1,257,250)
Conversion of debt into equity	(771,266)
Accretion of interest and amortization of debt discount to interest expense	1,397,121
Balance at June 30,	6,224,450
Less: current portion	6,224,450
Convertible debt, long-term portion	$–

Other Notes

On September 9, 2019 and February 28, 2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the six months ended June 30, 2020, the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five-year term and $3.50 exercise price) and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of June 30, 2020 the Company owes $691,500 on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

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

For the six months ended June 30, 2020, the Company recognized amortization expense related to debt discounts attributable to other notes of $353,790.

Merchant Agreements

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 6% - 76%. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The following table shows our Merchant Agreements as of June 30, 2020:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
August 5, 2019	$600,000	$816,000	$174,943	$4,533	$6,000
August 19, 2019	350,000	479,500	245,355	2,664	3,000
August 23, 2019	175,000	239,750	87,192	1,410	1,750
September 19, 2019	275,000	384,275	183,348	2,138	5,000
	$1,400,000	$1,919,525	$690,838	$10,745	$15,750

The following table shows our Merchant Agreements as of December 31, 2019:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
August 5, 2019	$600,000	$816,000	$421,024	4,533	$6,000
August 19, 2019	350,000	479,500	272,315	2,664	3,000
August 23, 2019	175,000	239,750	132,284	1,410	1,750
September 19, 2019	275,000	384,275	256,812	2,138	5,000
	$1,400,000	$1,919,525	$1,082,435	$10,745	$15,750

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

On November 15, 2019 the Company and its Merchant lenders agreed to a temporary reduction in the Daily Payment Rate. Subsequently, on January 31, 2020, March 2, 2020 and April 6, 2020 the Company and its Merchant lenders agreed to extend the term of the reduction of its Daily Payment Rate, ultimately to April 30, 2020. The Company issued 495,000 warrants to lenders (valued at $969,745) as compensation for these agreements. The warrants have a three year life and a $3.50 exercise Price. During the six months ended June 30, 2020, the Company repaid $544,149 of these loans and capitalized $152,552 of interest into principal (and recorded as interest expense).

The Company’s Chief Executive Officer is personally guaranteeing $690,838 of loans outstanding as of June 30, 2020 under our Merchant Agreements.

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at June 30, 2020 and is currently past due.

As of June 30, 2020 we also hold $75,000 of short-term non-convertible loans from related parties. These notes bear interest ranging from 0% to 15% interest and are due upon demand.

Long term debt

During the six months ended June 30, 2020, the Company borrowed $527,039 through COVID-19 programs that were sponsored by the United States and administered by the Small Business Administration (the “SBA”). The most notable programs were the Payroll Protection Program (or “PPP”) and the Economic Injury Disaster Loan program (or “EIDL”). The Company’s PPP loan, $377,039, has a two- year term and bears interest at 1% per annum. Under the PPP, the Company can be granted forgiveness for all or a portion of these loans based on the Company’s spending on payroll, mortgage interest, rent and utilities. The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in June 2021. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

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

As of June 30, 2020, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2019 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2020, options to acquire 1,392,370 shares were outstanding under the Plan.

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

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $589,652, which is expected to be recognized over weighted average period of 1.61 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2020, based on the June 30, 2020 closing stock price of $2.30, was $712,250.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2019	1,396,302	$0.71	9,893,034	$3.52	11,289,336	10,148,543
Granted	-	-	2,907,870	3.50	2,907,870
Exercised	-	-	-	-	-
Expired	-	-	(39,778)	$8.40	(39,778)
Forfeited	(3,932)	1.68	-	-	(3,932)
Balance outstanding, June 30, 2020	1,392,370	$0.69	12,761,126	$3.50	14,153,496	13,203,517

As of June 30, 2020, the 1,392,370 stock options outstanding have a $0.69 exercise price and 9.20 weighted average remaining term. Of these options, 442,391 are currently exercisable.

Common Stock and Warrant Issuances

During the six months ended June 30, 2020, we issued to Series AA holders 64,388 shares of common stock for dividends totaling of $176,748 issued in stock in lieu of cash. During this period the Company also issued 593,277 shares of restricted common stock at a fair value of $1,693,251 to accredited investors and consultants. 420,746 of the shares with a fair value of $1,317,649 were issued for conversions of debt principal and interest; 81,031 of the shares with a fair value of $159,784 were issued for debt extensions and interest payments; 66,500 shares with a fair value of $127,855 were issued to settle an accrued liability; and 25,000 shares with a fair value of $87,963 were issued for services rendered.

During this period, the Company also issued 2,412,870 warrants to acquire common stock at a fair value of $2,958,693 in conjunction with the signing of new convertible loans and 495,000 warrants to acquire common stock at a fair value of $969,745 to lenders for debt extension.

During the six months ended June 30, 2019, we issued to Series AA holders 42,456 shares of common stock for dividends totaling of $105,941 issued in stock in lieu of cash. During this period the Company also issued 205,432 shares of restricted common stock at a fair value of $641,211 to accredited investors. 65,377 of the shares with a fair value of $156,322 were issued to existing holders of convertible loans who agreed to extend the terms of the loans for another six months; 47,599 shares with a fair value of $156,322 were issued in conjunction with the signing of new convertible loans; and 50,000 shares with a fair value of $168,000 were issued for services rendered.

8)	Subsequent Events

On July 6, 2020, the Company signed an amendment to its binding letter of intent to acquire Cannaworx, Inc. (USA), extending the completion deadline to July 31,2020 with two 30-day automatic extensions. The planned acquisition remains subject to certain closing conditions, including completion of all due diligence and acquisition financing.

From July 1, 2020 through August 12, 2020 the Company issued loans convertible into common stock at $2.50 per share for $1.92 million, of which $170,000 was received during the quarter ended June 30, 2020. The loans carry 10% interest rates and one-year terms. To secure these loans, the Company issued 25,500 shares of common stock and warrants exercisable into 664,700 common shares (five-year life and a $3.50 exercise price). During this period, the Company also paid off six convertible loans totaling $782,800. The loans were issued July 19, 2018, April 9, 2019, April 30, 2019, July 29, 2019, August 6, 2019 and October 8, 2019. To retire these loans Company paid $472,371 in cash and issued 282,521 shares of common stock and 103,469 warrants to acquire common stock (three-year life and $3.50 exercise price) in full payment of principal, interest and fees. In this period the Company also issued 24,000 shares of common stock in partial settlement of $60,000 of principal and fees on a loan issued February 22, 2019, extended a loan issued January 3, 2019 to January 3, 2021 and agreed to pay $3,750 and issue 2,400 shares of common stock to consultants for services.

From July 1, 2020 to August 12, 2020 the Company entered into Standstill and Forbearance Agreements with lenders who hold convertible notes with a principal balance of approximately $1.89 million. Lenders have agreed with the Company not to convert any portion of their notes at a variable rate until August 15, 2020. In these agreements, the Company incurred fees of approximately $366,285.

On July 7, 2020, the Company and its Merchant lenders agreed to a final resolution of their arrangements. In this agreement, Company paid $385,388, issued 112,885 shares of common stock and 131,442 warrants to the Merchant lenders. The warrants have a three-year life and a $3.50 exercise price.

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

Developments and Accomplishments:

We reported the following accomplishments during the half of 2020:

On June 20, 2020: PBI and Leica Microsystems sign worldwide co-marketing alliance: combination of proprietary technologies expected to accelerate cancer R&D with innovative tumor processing workflow

On June 4, PBI announces first manufacturing build completely sold out for revolutionary UST System for processing hemp-derived cannabinoid oil into stable, water-soluble nanoemulsions

On May 14, 2020, Pressure BioSciences announced the launch of FDA-registered hand sanitizer as first product developed through pending merger partners.

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

Results of Operations

The following disclosure compares the results of operations for the quarter ended June 30, 2020 (“Q2 2020”) with June 30, 2019 (“Q2 2019”), and also compares the six months ended June 30, 2020 with June 30, 2019.

Products and Services Revenue

We recognized total revenue of $268,154 for Q2 2020 compared to $518,663 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 we recognized total revenue of $522,027 and $1,028,903, respectively. The reported decreases were 48% for the quarterly periods and 49% for the year-to-date periods. These decreases were from a decrease in Scientific Services revenue which was primarily attributable to the negative impact that the COVID-19 pandemic had on our operations and on the operations of our customers.

Cost of Products and Services

The cost of products and services was $134,882 for Q2 2020 compared to $304,172 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 our cost of products and services was $310,028 and $613,884, respectively. Gross profit margin on products and services decreased in line with the percentage change in revenue.

Research and Development

Research and development expenses were $294,602 for Q2 2020 compared to $291,538 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 these expenses were $560,292 and $556,242, respectively. The reported increases were approximately 1% for the quarterly and year-to-date periods.

Selling and Marketing

Selling and marketing expenses were $162,098 for Q2 2020 compared to $186,609 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 these expenses were $351,214 and $374,824, respectively. The reported decreases of 13% for the quarterly periods and 6% for the year-to-date periods were primarily attributable to lower stock-based compensation expense.

General and Administrative

General and administrative expenses were $1,007,215 for Q2 2020 compared to $1,136,768 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 these expenses were $2,026,225 and $2,281,189 respectively. The reported decreases of 11% for the quarterly periods and 11% for the year-to-date periods were primarily attributable to lower investor relations and stock-based compensation expense.

Operating Loss

Operating loss was $1,330,643 for Q2 2020 compared to $1,400,424 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 the operating loss was $2,725,732 and $2,797,236 respectively. The reported decreases of 5% for the quarterly periods and 3% for the year-to-date periods were primarily attributable to lower operating expenses, which offset the decreases in revenues.

Interest Expense, net

Interest expense was $1,724,879 for Q2 2020 compared to $1,074,488 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 these expenses were $3,296,679 and $1,587,194, respectively. The reported increases of 61% for the quarterly periods and 108% for the year-to-date periods were primarily attributable to increases in convertible and other debt.

Unrealized gain on investment in equity securities

Unrealized gain on investments in equity securities was $196,891 for Q2 2020 compared to zero for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 the unrealized gain was $346,262 and zero, respectively. The reported increases were attributable the increase in the market price of the Company’s investment in Everest.

Loss on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we recognized losses of $1,710,151 for Q2 2020 compared to $106,461 for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 these losses were $2,846,518 and $147,271, respectively. These increases were related to extension fees incurred and warrants issued for the recent Standstill and Forbearance Agreements and merchant loan extension.

Net loss attributable to common stockholders

Net loss was $4,965,752 ($1.70 per share) for Q2 2020 compared to $4,076,863 ($2.22 per share) for Q2 2019. For the year-to-date periods ending on June 30, 2020 and 2019 the losses were $9,244,223 ($3.34 per share) and $7,547,845 ($4.24 per share), respectively. The decreases in the loss per share for the quarterly and year-to-date periods was attributable the 2019 deemed dividend on beneficial conversion feature (which did not recur in 2020) and a 59% increase in weighted shares outstanding for the quarterly period and a 55% increase for the year-to-date period.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2020, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital and as described in Notes 6 and 7 of the accompanying consolidated financial statements, we received $5.4 million in net proceeds from loans in the first half of 2020. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2020 was $2,800,494 as compared to $3,300,203 for the six months ended June 30, 2019.

Net cash used in investing activities for the six months ended June 30, 2020 was $532,913 compared to $28,915 in the prior period. Cash capital expenditures in the current year included a loan advance to our pending merger partner and purchases of laboratory equipment and IT equipment.

Net cash provided by financing activities for the six months ended June 30, 2020 was $3,345,240 as compared to $3,343,933 for the same period in the prior year. The cash from financing activities in the period ended June 30, 2020 included $4,422,600 from convertible debt and $999,039 from other debt and less debts payments ($1,257,250 of convertible debt and $819,149 of other debt).

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2020 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended June 30, 2020, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Q1 10-Q”). The risks described in our Form 10-K, the Q1 10-Q and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our 10-K or in Part II, Item 1A of our Q1 10-Q Annual Report on Form 10-K for the year ended December 31, 2019 other than the following:

During 2019, the Company issued notes to one holder in the principal amount of $1,155,000. Through July 31, 2020, we have issued other Notes to the same holder such that the current gross amount owed to the holder is approximately $7,684,200. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of June 30, 2020, we had 3,207,285 shares outstanding. As of June 30, 2020, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of June 30, 2020, an additional 26,498,155 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $44.9 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the quarter ended June 30, 2020 the Company issued a total of 542,644 shares of restricted common stock at a fair value of approximately $1,656,584 to accredited investors and consultants. 410,746 of the shares with a fair value of $1,292,649 were issued for the conversion of debt and interest for common stock; 64,388 of the shares with a fair value of $176,748 were issued for dividends paid-in-kind; 42,510 of the shares with a fair value of $99,224 were issued for interest paid-in-kind and 25,000 of the shares with a fair value of $87,963 were issued for services.

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

On June 25, 2020, the Company entered into a promissory note (the “Note”) with the U.S. Small Business Administration, which provides for a loan in the amount of $150,000 (the “Loan”) pursuant to the Economic Injury Disaster Loan program (the “EIDL”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Loan accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in June 2021. The balance of the principal will be due in 30 year. The Loan may be prepaid at any time prior to maturity with no prepayment penalties. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

On July 7, 2020, the Company and its Merchant lenders agreed to a final resolution of their arrangements. In this agreement, Company paid $385,388, issued 112,885 shares of common stock and 131,442 warrants to the Merchant lenders. The warrants have a three-year life and a $3.50 exercise price.

Item 6. Exhibits

Exhibits

10.1*	Binding Letter of Intent by and between Pressure BioSciences, Inc. and Cannaworx, Inc., dated April 29, 2020

10.2*	First Amendment to Binding Letter of Intent by and between Pressure BioSciences, Inc. and Cannaworx, Inc., dated July 6, 2020

10.3*	Economic Injury Disaster Loan Note, dated June 25, 2020, issued to the U.S. Small Business Administration

10.4*	Security Agreement, dated June 25, 2020, by and between Pressure BioSciences, Inc. and the U.S. Small Business Administration

10.5	Paycheck Protection Program Note, dated April 18, 2020, issued to North Easton Savings Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020)

10.6	Form of Amendment to Standstill and Forbearance Agreement entered into in January, March, April, May and June 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2020	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

