Form 10-Q
period 2020-09-30
PRESSURE BIOSCIENCES INC
filed 2020-11-16
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of November 12, 2020 was 3,884,825.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,752	$29,625
Accounts receivable	330,459	229,402
Inventories, net of $342,496 reserve at September 30, 2020 and December 31, 2019	516,205	617,716
Loan receivable	801,250	-
Prepaid expenses and other current assets	159,739	213,549
Total current assets	1,902,405	1,090,292
Investment in equity securities	503,366	16,643
Property and equipment, net	18,733	55,590
Right of use asset leases	20,958	76,586
Intangible assets, net	512,019	576,923
TOTAL ASSETS	$2,957,481	$1,816,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$706,319	$815,764
Accrued employee compensation	450,591	451,200
Accrued professional fees and other	2,035,252	1,658,452
Accrued interest	5,593,508	2,949,621
Deferred revenue	47,623	23,248
Operating lease liability	20,958	76,586
Convertible debt, net of unamortized discounts of $4,738,724 and $619,227, respectively	7,095,113	6,121,338
Other debt, net of unamortized discounts of $0 and $1,769, respectively	886,501	1,675,667
Other related party debt	105,000	81,500
Total current liabilities	16,940,865	13,853,376
LONG TERM LIABILITIES
Long term debt	527,039	-
Deferred revenue	25,957	18,065
TOTAL LIABILITIES	17,493,861	13,871,441
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 7,983 and 7,939 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	80	80
Common stock, $.01 par value; 100,000,000 shares authorized; 3,839,256 and 2,549,620 shares issued and outstanding on September 30, 2020 and December 31, 2019 respectively	38,392	25,496
Warrants to acquire common stock	28,207,172	22,599,177
Additional paid-in capital	49,079,182	44,261,105
Accumulated deficit	(91,862,218)	(78,942,277)
Total stockholders’ deficit	(14,536,380)	(12,055,407)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,957,481	$1,816,034

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products, services, other	$533,862	$501,158	$1,055,889	$1,530,061
Total revenue	533,862	501,158	1,055,889	1,530,061

Costs and expenses:
Cost of products and services	247,013	285,794	557,041	899,678
Research and development	247,432	276,712	807,724	832,954
Selling and marketing	173,372	133,032	524,586	507,856
General and administrative	684,807	874,611	2,711,032	3,155,800
Total operating costs and expenses	1,352,624	1,570,149	4,600,383	5,396,288

Operating loss	(818,762)	(1,068,991)	(3,544,494)	(3,866,227)

Other (expense) income:
Interest expense, net	(2,204,593)	(2,124,477)	(5,501,272)	(4,001,711)
Unrealized gain on investment in equity securities	140,461	-	486,723	-
Loss on extinguishment of liabilities	(395,854)	(185,203)	(3,242,372)	(332,474)
Other income	-	4,674	-	4,400
Total other expense	(2,459,986)	(2,305,006)	(8,256,921)	(4,329,785)
Income tax benefit		217,168		217,168
Net loss	(3,278,748)	(3,156,829)	(11,801,415)	(7,978,844)
Deemed dividend on beneficial conversion feature	-	(675,979)	-	(2,625,710)
Preferred stock dividends	(396,970)	(492,494)	(1,118,526)	(1,268,593)
Net loss attributable to common stockholders	$(3,675,718)	$(4,325,302)	$(12,919,941)	$(11,873,147)
Basic and diluted net loss per share attributable to common stockholders	$(1.02)	$(2.20)	$(4.22)	$(6.29)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	3,612,958	1,967,872	3,059,095	1,887,393

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,801,415)	$(7,978,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	55,628	43,435
Common stock issued for interest and extension fees	242,350	-
Depreciation and amortization	103,424	68,849
Accretion of interest and amortization of debt discount	3,454,470	886,950
Issuance of shares for services rendered	-	245,000
Loss on extinguishment of accrued liabilities and debt	1,036,638	332,474
Stock-based compensation expense	373,652	722,576
Gain on investment in equity securities	(486,723)	-
Common stock issued for services	87,963	-
Changes in operating assets and liabilities:
Accounts receivable	(101,057)	63,388
Inventories	101,511	51,593
Prepaid expenses and other assets	53,810	(177,066)
Accounts payable	(109,445)	838,278
Accrued employee compensation	(609)	(63,434)
Operating lease liability	(55,628)	(43,435)
Deferred revenue and other accrued expenses	3,138,667	(9,109)
Net cash used in operating activities	(3,906,764)	(5,019,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on loan receivable	(801,250)	-
Purchases of property plant and equipment	(1,663)	(28,915)
Net cash used in investing activities	(802,913)	(28,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series AA Convertible Preferred Stock	-	3,185,100
Net proceeds from convertible debt	6,977,800	4,601,300
Net proceeds from non-convertible debt – third party	990,539	2,956,750
Net proceeds from non-convertible debt – related party	38,500	239,000
Payments on convertible debt	(1,972,007)	(3,705,485)
Payments on non-convertible debt – related party	(15,000)	(175,000)
Payments on non-convertible debt	(1,245,028)	(2,021,159)
Net cash provided by financing activities	4,774,804	5,080,506

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,127	32,246
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,625	103,118
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,752	$135,364

SUPPLEMENTAL INFORMATION
Interest paid in cash	$530,009	$2,571,231
NON CASH TRANSACTIONS:
Loan extension fees and interest added to principal	$152,552	$77,500
Conversion of debt for Series AA preferred stock	110,000	-
Common stock issued for debt settlement	374,550	-
Common stock issued to settle accrued liabilities	127,855	-
Common stock issued with debt	147,775	226,133
Discount from warrants issued with debt	4,261,055	-
Common stock issued in lieu of cash for dividend	221,374	190,123
Preferred stock dividends	1,118,526	1,268,593
Conversion of debt and interest into common stock	1,830,543	342,250
Conversion of preferred stock into common stock	-	160
Discount due to beneficial conversion feature	1,353,694	451,665
Deemed dividend-beneficial conversion feature	-	2,625,710

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D		Series G		Series H		Series H(2)		Series J		Series K		Series AA
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	6,499	65	1,684,184	$16,842	$19,807,247	$39,777,301	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	245,392	-	245,392
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(355,610)	(355,610)
Issuance of shares for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	50,000	500		167,500	-	168,000
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,060,199	-	1,060,199
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,060,199)	-	(1,060,199)
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	560	6	-	-	738,528	661,466	-	1,400,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	160,764	(300,764)	-	(140,000)
Common Stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,350	163	-	38,825		38,988
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17,958	180	-	50,553	-	50,733
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,055,173)	(2,055,173)
BALANCE, March 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,059	$71	1,768,492	$17,685	$20,706,539	$40,640,273	$(68,138,321)	$(6,772,741)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	362,182	-	362,182
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-		-					(420,489)	(420,489)
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	889,532	-	889,532
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(889,532)	-	(889,532)
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-			42,456	425		151,568	-	151,993
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	459	5			608,852	538,062	-	1,146,919
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-		-			131,251	(245,870)	-	(114,619)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-		-	29,641	296		105,293	-	105,589
Common Stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	49,027	490		125,418	-	125,908
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(2,766,842)	(2,766,842)
BALANCE, June 30, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,518	$76	1,889,616	$18,896	$21,446,642	$41,676,926	$(71,325,652)	$(8,182,100)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	115,002	-	115,002
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	250		76,750	-	77,000
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(492,494)	(492,494)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,000	1,200	-	341,050	-	342,250
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-			19,454	195		37,935	-	38,130
Conversion of Series AA convertible preferred stock	-	-			-	-	-	-	-	-	-	-	(16)	(0)	16,000	160		(160)	-	(0)
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-			-	-						(675,979)	-	(675,979)
Beneficial feature on Preferred Stock Offering	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	675,979	-	675,979
Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	397	4	-	-	511,739	480,257	-	992,000
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-			105,926	(205,126)	-	(99,200)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,483	225	-	58,509	-	58,734
Common Stock/Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	79,610	796	-	$230,517	-	231,313
Beneficial conversion feature on convertible debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	$451,665	-	451,665
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(3,156,829)	(3,156,829)
BALANCE, September 30, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,899	$80	2,172,163	$21,722	$22,064,307	$43,263,325	$(74,974,975)	$(9,624,529)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7939	$80	2,549,620	$25,496	$22,599,177	$44,261,105	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	241,769	-	241,769
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(324,586)	(324,586)
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,500	665	-	127,190	-	127,855
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	100	-	24,900	-	25,000
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	404,608	-	404,608
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	609,143	-	-	609,143
Issuance of common stock for debt extension and interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,521	385	-	60,175	-	60,560
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,205,010	-	-	1,205,010
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,953,885)	(3,953,885)
BALANCE, March 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,664,641	$26,646	$24,413,330	$45,119,747	$(83,220,748)	$(13,659,933)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	65,341	-	65,341
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(396,970)	(396,970)
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	577,489	-	577,489
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	250	-	87,713	-	87,963
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	42,510	425	-	98,799	-	99,224
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,388	644	-	176,104	-	176,748
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	410,746	4,107	-	1,288,542	-	1,292,649
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	1,753,683	-	-	1,753,683
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	360,602	-	-	360,602
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,568,782)	(4,568,782)
BALANCE, June 30, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	3,207,285	$32,072	$26,527,615	$47,413,735	$(88,186,500)	$(14,211,986)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,542	-	66,542
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	46,021	460	-	82,106	-	82,566
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	23,130	232	-	44,394	-	44,626
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-			-	-	-	-	-	-	-	-	(396,970)	(396,970)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	299,042	2,990	-	534,904	-	537,894
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,302,362		-	1,302,362
Conversion of debt into Series AA convertible preferred stock	-	-			-	-	-	-	-	-	-	-	44	-	-	-	38,783	71,217	-	110,000
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-			-	-	-	-	-	-	-	371,597	-	371,597
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	178,778	1,788	-	347,762	-	349,550
Warrants issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	338,412	-	-	338,412
Common Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	85,000	850	-	146,925	-	147,775
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,278,748)	(3,278,748)
BALANCE, September 30, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,983	$80	3,839,256	$38,392	$28,207,172	$49,079,182	$(91,862,218)	$(14,536,380)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2020, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 6 and 7. In addition we raised debt and equity capital after September 30, 2020 as described in Note 8. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity. The standard is effective for interim and annual periods beginning after December 15, 2023 for the Company. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2020	2019	2020	2019
North America	$387	$381	$694	$973
Europe	2	9	6	103
Asia	145	111	356	454
	$534	$501	$1,056	$1,530

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2020	2019	2020	2019
Hardware	$313	$186	$569	$571
Consumables	49	112	156	265
Contract research services	84	149	128	498
Sample preparation accessories	40	19	98	61
Technical support/extended service contracts	33	25	69	93
Shipping and handling	11	8	26	27
Other	4	2	10	15
	$534	$501	$1,056	$1,530

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2020	2019	2020	2019
Products transferred at a point in time	$417	$326	$859	$939
Services transferred over time	117	175	197	591
	$534	$501	$1,056	$1,530

Contract balances

In thousands of US dollars ($)	September 30, 2020	December 31, 2019
Receivables, which are included in ‘Accounts Receivable’	$330	$229
Contract liabilities (deferred revenue)	74	41

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2020	2021	2022	Total
Extended warranty service	$48	26	-	$74

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended
	September 30,
	2020	2019
Top Five Customers	59%	56%
Federal Agencies	2%	12%

	For the Nine Months Ended
	September 30,
	2020	2019
Top Five Customers	36%	41%
Federal Agencies	3%	13%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2020 and December 31, 2019. The Top Five Customers category may include federal agency receivable balances if applicable.

	September 30, 2020	December 31, 2019
Top Five Customers	76%	83%
Federal Agencies	1%	17%

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

Investment in Equity Securities

As of September 30, 2020, we held 100,250 shares of common stock of Everest Investments Holdings S.A. (“Everest”), a Polish publicly traded company listed on the Warsaw Stock Exchange. We account for this investment in accordance with ASC 321 “Investments —Equity Securities.” ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. As of September 30, 2020, our consolidated balance sheet reflected the fair value of our investment in Everest to be approximately $503,366. We recorded $486,723 as an unrealized gain during the nine months ended September 30, 2020 for changes in Everest market value.

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

The following table illustrates our computation of loss per share for the three months and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(3,278,748)	$(3,156,829)	$(11,801,415)	$(7,978,844)
Deemed dividend on beneficial conversion feature	-	(675,979)	-	(2,625,710)
Preferred stock dividends	(396,970)	(492,494)	(1,118,526)	(1,268,593)
Net loss applicable to common shareholders	$(3,675,718)	$(4,325,302)	$(12,919,941)	$(11,873,147)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	3,612,958	1,967,872	3,059,095	1,887,393

Loss per common share – basic and diluted	$(1.02)	$(2.20)	$(4.22)	$(6.29)

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

	As of September 30,
	2020	2019
Stock options	1,392,370	409,064
Convertible debt	4,610,868	984,703
Common stock warrants	13,831,497	9,297,034
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	7,983,000	7,899,422
	28,317,527	19,090,015

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

The Company recognized stock-based compensation expense of $66,542 and $115,002 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized stock-based compensation expense of $373,652 and $722,576 for the nine months ended September 30, 2020 and 2019, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales	$5,164	$5,468	$18,227	$25,865
Research and development	26,423	22,464	91,386	107,037
Selling and marketing	6,428	14,520	26,722	65,598
General and administrative	28,527	72,550	237,317	524,076
Total stock-based compensation expense	$66,542	$115,002	$373,652	$722,576

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair value. Long-term liabilities include debt and deferred revenue with a carrying value that approximates fair value.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020:

		Fair value measurements at September 30, 2020 using:
	September 30, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$503,366	$503,366	-	-
Total Financial Assets	$503,366	$503,366	$-	$-

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

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less. Consequently, as a result of adoption of ASC 842, we recognized an operating liability of $136,385 on our Medford lease with a corresponding Right-Of-Use (“ROU”) asset of the same amount based on present value of the minimum rental payments of the lease. As of September 30, 2020 the Company carries a ROU asset and operating lease liability of $20,958.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms as of September 30, 2020:

2020	$42,240
Thereafter	-
Total Minimum Payments Required	$42,240

5)	Loan Receivable

In the nine months ended September 30, 2020, the Company issued three loans for $875,000 to its pending merger partner, Cannaworx who agreed to repay the loans directly to the lender, on the Company’s behalf. The Cannaworx loans have one-year terms and interest (12% for a $325,000 note, 18% for a $250,000 note and 18%, for a $300,000 note) that is only payable upon an event of default. Cannaworx loans receivable are carried on the Company’s consolidated balance sheet net of a $73,750 debt discount.

6)	Convertible Debt and Other Debt

Convertible Debt

On various dates during the nine months ended September 30, 2020, the Company issued convertible notes for net proceeds of approximately $7.0 million which contained varied terms and conditions as follows: a) 12 month maturity date; b) interest rate of 10%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50. These notes were issued with common stock and warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of common stock issued with the notes of $0.15 million was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the warrants issued with the notes of $4.0 million was also recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes, and recorded a $1.4 million beneficial conversion feature as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment at September 30, 2020.

The specific terms of the convertible notes and outstanding balances as of September 30, 2020 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/ shares
May 17, 2018 (2)	12 months	$380,000	$166,703	$15,200	8%	$2.50	$15,200	$332,407
June 8, 2018 (1) (4)	6 months	$50,000	$50,000	$2,500	2%	$7.50	$2,500	$3,271
June 16, 2018 (2)	9 months	$110,000	$79,000	$-	5%	$2.50	$-	$-
July 17, 2018 (1) (3) (4)	3 months	$100,000	$56,250	$15,000	5%	$2.50	$-	$52,897
October 19, 2018 (1)	6 months	$100,000	$100,000	$-	5%	$7.50	$-	$-
November 13, 2018 (1) (3) (4)	6 months	$200,000	$220,000	$-	5%	$2.50	$-	$168,634
January 3, 2019 (4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
February 21, 2019 (2)	12 months	$215,000	$215,000	$-	4%	$2.50	$15,000	$107,709
March 18, 2019 (1)	6 months	$100,000	$100,000	$-	4%	$7.50	$-	$10,762
June 4, 2019 (2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
June 19, 2019 (2)	12 months	$105,000	$105,000	$-	4%	$2.50	$5,000	$2,646
May 20, 2019 (1) (4)	3 months	$100,000	$100,000	$-	5%	$2.50	$-	$13,439
June 7, 2019 (1) (4)	6 months	$125,000	$110,000	$-	5%	$7.50	$-	$18,254
July 1, 2019 (2)	12 months	$107,500	$107,500	$-	4%	$2.50	$7,500	$85,791
July 19, 2019 (2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
July 19, 2019 (2)	12 months	$130,000	$130,000	$-	6%	$2.50	$6,500	$-
August 14, 2019 (1) (4)	6 months	$50,000	$50,000	$-	2%	$7.50	$-	$-
September 27,2019 (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24, 2019 (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
November 1, 2019 (2)	12 months	$270,000	$270,000	$-	6%	$2.50	$13,500	$-
November 15, 2019	12 months	$385,000	$385,000	$35,000	10%	$2.50	$35,000	$90,917
December 4, 2019	12 months	$495,000	$495,000	$45,000	10%	$2.50	$45,000	$56,387
December 20, 2019	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$40,601
January 2, 2020	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24, 2020	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19, 2020	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11, 2020	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17, 2020	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
April 30, 2020	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18, 2020	12 months	$546,250	$546,250	$71,250	10%	$2.50	$35,500	$439,500
June 2, 2020	12 months	$902,750	$902,750	$117,750	10%	$2.50	$58,900	$708,500
June 12, 2020	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020	12 months	$762,450	$762,450	$99,450	10%	$2.50	$66,300	$580,124
September 10, 2020	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$20,500
September 25, 2020	12 months	$115,000	$115,000	$15,000	10%	$2.50	$-	$19,125

			$11,833,837	$1,119,600			$893,750	$6,481,874

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	As of September 30, 2020 the Company and lender have verbally agreed to the extension of the Standstill and Forbearance agreements (as described below). Loan is convertible at $2.50 as of September 30, 2020.
(3)	Interest was capitalized and added to outstanding principal.
(4)	During the nine months ended September 30, 2020 the Company entered into Rate Modification Agreements with these lenders. In these agreements five lenders agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.

As of September 30, 2020 one lender holds approximately $8.7 million of the $11.8 million convertible notes outstanding.

For the nine months ended September 30, 2020, the Company recognized amortization expense related to the debt discounts indicated above of $3,100,990. The unamortized debt discounts as of September 30, 2020 related to the convertible debentures and other convertible notes amounted to $4,738,724.

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

On January 31, 2020 and again on March 3, 2020, April 6, 2020, April 30, 2020, May 15, 2020, May 31, 2020, June 15, 2020, June 30, 2020, July 15, 2020, July 31, 2020, August 15, 2020, August 31, 2020, September 15, 2020 and September 30, 2020 the Company extended these Standstill and Forbearance Agreements until dates ranging from November 16, 2020 to December 31, 2020. For the nine months ended September 30, 2020, the Company incurred fees of approximately $2.1 million to extend the agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the nine months ended September 30, 2020 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the nine months ended September 30, 2020 we recorded losses on extinguishment of liabilities of approximately $3.2 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt. The reported loss on extinguishment of liabilities includes $1,036,638 of non-cash expenses for common stock and warrants issued and writeoffs of any unamortized discount at the date of modification.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2020:

2020
Balance at January 1,	$6,121,338
Issuance of convertible debt, face value	8,688,150
Deferred financing cost	(1,710,350)
Beneficial conversion feature on convertible note	(1,353,694)
Debt discount from shares and warrants issued with debt	(4,156,442)
Payments	(1,972,007)
Conversion of debt into equity	(1,622,872)
Accretion of interest and amortization of debt discount to interest expense	3,100,990
Balance at September 30,	7,095,113
Less: current portion	7,095,113
Convertible debt, long-term portion	$–

Other Notes

On September 9, 2019 and February 28, 2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the nine months ended September 30, 2020, the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five-year term and $3.50 exercise price) and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of September 30, 2020 the Company owes $691,500 on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

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

For the nine months ended September 30, 2020, the Company recognized amortization expense related to debt discounts attributable to other notes of $353,480.

Merchant Agreements

During 2020 we had signed various Merchant Agreements which were secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates ranging from 6% - 76%. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate.

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

On November 15, 2019 the Company and its Merchant lenders agreed to a temporary reduction in the Daily Payment Rate. Subsequently, on January 31, 2020, March 2, 2020 and April 6, 2020 the Company and its Merchant lenders agreed to extend the term of the reduction of its Daily Payment Rate, ultimately to April 30, 2020. The Company issued 495,000 warrants to lenders (valued at $969,745) as compensation for these agreements. The warrants have a three year life and a $3.50 exercise Price. During the nine months ended September 30, 2020 the Company repaid these loans in full for $970,028 in cash, 112,885 shares of common stock (valued at $225,770) and 56,442 warrants that have a three year life and a $3.50 exercise price (valued at $97,654) and the loss incurred from the settlements is $58,476.

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at September 30, 2020 and is currently past due.

As of September 30, 2020 we also hold $90,000 of short-term non-convertible loans from related parties. These notes bear interest ranging from 0% to 15% interest and are due upon demand.

Long term debt

During the nine months ended September 30, 2020, the Company borrowed $527,039 through COVID-19 programs that were sponsored by the United States and administered by the Small Business Administration (the “SBA”). The most notable programs were the Payroll Protection Program (or “PPP”) and the Economic Injury Disaster Loan program (or “EIDL”). The Company’s PPP loan, $377,039, has a two- year term and bears interest at 1% per annum. Under the PPP, the Company can be granted forgiveness for all or a portion of these loans based on the Company’s spending on payroll, mortgage interest, rent and utilities. The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in June 2021. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

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

As of September 30, 2020, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2019 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2020, options to acquire 1,392,370 shares were outstanding under the Plan.

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

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $430,979, which is expected to be recognized over weighted average period of 1.57 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2020, based on the September 30, 2020 closing stock price of $1.52, was $445,830.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2019	1,396,302	$0.71	9,893,034	$3.52	11,289,336	10,148,543
Granted	-	-	4,212,531	3.50	4,212,531
Exercised	-	-	-	-	-
Expired	-	-	(274,068)	$4.21	(274,068)
Forfeited	(3,932)	1.68	-	-	(3,932)
Balance outstanding, September 30, 2020	1,392,370	$0.69	13,831,497	$3.50	15,223,867	14,368,641

As of September 30, 2020, the 1,392,370 stock options outstanding have a $0.69 exercise price and 8.94 weighted average remaining term. Of these options, 537,144 are currently exercisable.

Common Stock and Warrant Issuances

During the nine months ended September 30, 2020, we issued to Series AA holders 87,518 shares of common stock for dividends totaling of $221,374 issued in stock in lieu of cash. During this period we also issued 1,202,118 shares of restricted common stock at a fair value of $2.8 million to accredited investors and consultants. 709,788 of the shares with a fair value of $1.8 million were issued for conversions of debt principal and interest; 315,830 of the shares with a fair value of $616,900 were issued for debt extensions, settlements and interest payments; 66,500 shares with a fair value of $127,855 were issued to settle an accrued liability; 85,000 shares with a fair value of $147,775 were issued with new convertible debt issuances; and 25,000 shares with a fair value of $87,963 were issued for services rendered. During this period, we also issued 4,168,531 warrants (three-year or five-year term at a $3.50 exercise price) to acquire common stock at a fair value of $5.6 million to lenders in conjunction with signing of new convertible loans and debt extensions and settlement. In this time we also converted $110,000 of debt into 44 shares of Series AA preferred stock and 44,000 warrants to acquire common stock (five-year term and $3.50 exercise price). The relative fair value of warrants is $38,783.

For our loan issued July 21, 2020 we are obligated to issue the lesser of 5,000 shares of common stock or .0435% of the outstanding principal in shares every 30 days after September 30, 2020 if the loan remains outstanding. Similarly, for our loan issued September 21, 2020 we are obligated 12,500 shares of common stock or .0362% of the outstanding principal in shares every week after November 16, 2020 if the loan remains outstanding.

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

On various dates during the nine months ended September 30, 2019 we issued a total of 335,069 shares of restricted common stock at a fair value of $953,515 to accredited investors. 140,937 of the shares with a fair value of $385,132 were issued to existing holders of convertible loans who agreed to extend the terms for various months; 74,132 of the shares with a fair value of $226,133 were issued in conjunction with the signing of new convertible loans; and 120,000 shares were issued for the conversion of $342,250 of convertible notes and related interest. During the nine months ended September 30, 2019 we also issued 75,000 shares with a fair value of $245,000 for services rendered.

8)	Subsequent Events

Effective October 5, 2020 the Company and Cannaworx Holdings, Inc. (CWX) entered into a second amendment to the Company’s binding letter of intent to acquire CWX, extending the execution deadline to October 31, 2020. On November 6, 2020 the Company and CWX entered into a third amendment to the Company’s binding letter of intent to acquire CWX. Pursuant to this amendment the parties extended the completion deadline from October 31, 2020 to December 31, 2020, however the amendment will expire if CWX does not receive $335,000 by November 16, 2020.

From October 1, 2020 through November 12, 2020 the Company issued loans convertible into common stock at $2.50 per share for $356,500 (through November 12, 2020 the Company had received proceeds on $241,500 of the loans). The loans carry 10% interest rates and one-year terms. To secure these loans, the Company issued 12,500 shares of common stock and warrants exercisable into 50,600 common shares (five-year life and a $3.50 exercise price). During this period, the Company received $200,000 under a Merchant Agreement secured by second position rights to all customer receipts. Under the terms of this agreement the Company agreed to repay $275,800 through daily payments of $1,724 over eight months. In this time, the Company also repaid a portion of a convertible loan issued July 17,2018 for $25,000 and partially repaid three related party loans for $49,175.

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

The Cannaworx LOI, as later amended, had a September 30, 2020 deadline for the (i) negotiation of definitive documentation regarding the merger transaction and (ii) exclusivity period with regard to each of the Company and Cannaworx being prohibited from negotiating a controlling interest transaction with any third party.

The Company and Cannaworx entered into the Second Amendment to the Cannaworx LOI (the “Second Amendment”). Although the Second Amendment is dated October 1, 2020, it became effective on October 5th upon both parties executing. Pursuant to the Second Amendment, the parties extended the September 30, 2020 deadline to October 31, 2020. Subsequently, on November 6, 2020 the Company and Cannaworx entered into a Third amendment to the Cannaworx LOI (the Third Amendment) extending the October 31, 2020 deadline to December 31, 2020. The Company is required to pay Cannaworx $335,000 before November 16, 2020 to comply with the Third Amendment.

In the nine months ended September 30, 2020, the Company issued three loans for $875,000 to its pending merger partner, Cannaworx who agreed to repay the loans directly to the lender, on the Company’s behalf. The Cannaworx loans have one-year terms and interest (12% for a $325,000 note, 18% for a $250,000 note and 18%, for a $300,000 note) is only payable upon an event of default. Cannaworx loans receivable are carried on the Company’s balance sheet net of a $73,750 debt discount.

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

Developments and Accomplishments:

We reported the following accomplishments during 2020:

On October 6, 2020 PBI achieved a critical milestone in revolutionary nanoemulsions technology development and entered the production era for commercial system (BaroShear 45) development.

On August 12, 2020 PBI was awarded a pivotal U.S. patent for novel, high pressure enhanced consumable device. The new patent secures and protects PBI's best selling PCT Sample Preparation Consumable Product, the PCT MicroPestle.

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

Results of Operations

The following disclosure compares the results of operations for the quarter ended September 30, 2020 (“Q3 2020”) with September 30, 2019 (“Q3 2019”), and also compares the nine months ended September 30, 2020 with September 30, 2019.

Products and Services Revenue

We recognized total revenue of $533,862 for Q3 2020 compared to $501,158 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 we recognized total revenue of $1,055,889 and $1,530,061, respectively. The reported 7% increase for the quarterly periods was principally attributable to increased sales of PCT instruments. The reported 31% decrease for the year-to-date periods was from a decrease in Scientific Services revenue which was primarily attributable to the negative impact that the COVID-19 pandemic had on our operations and on the operations of our customers.

Cost of Products and Services

The cost of products and services was $247,013 for Q3 2020 compared to $285,794 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 our cost of products and services was $557,041 and $899,678, respectively. Gross profit margin on products and services decreased in line with the percentage change in revenue.

Research and Development

Research and development expenses were $247,432 for Q3 2020 compared to $276,712 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 these expenses were $807,724 and $832,954, respectively. The reported decreases were approximately 11% for the quarterly and 3% for the year-to-date periods.

Selling and Marketing

Selling and marketing expenses were $173,372 for Q3 2020 compared to $133,032 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 these expenses were $524,586 and $507,856, respectively. The reported increases of 30% for the quarterly periods and 3% for the year-to-date periods were primarily attributable to new hires in sales and marketing.

General and Administrative

General and administrative expenses were $684,807 for Q3 2020 compared to $874,611 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 these expenses were $2,711,032 and $3,155,800 respectively. The reported decreases of 22% for the quarterly periods and 14% for the year-to-date periods were primarily attributable to lower investor relations and stock-based compensation expense.

Operating Loss

Operating loss was $818,762 for Q3 2020 compared to $1,068,991 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 the operating loss was $3,544,494 and $3,866,227 respectively. The reported decreases of 23% for the quarterly periods and 8% for the year-to-date periods were primarily attributable to lower operating expenses, which offset the decreases in revenues.

Interest Expense, net

Interest expense was $2,204,593 for Q3 2020 compared to $2,124,477 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 these expenses were $5,501,272 and $4,001,711, respectively. The reported increases of 4% for the quarterly periods and 37% for the year-to-date periods were primarily attributable to increases in convertible and other debt.

Unrealized gain on investment in equity securities

Unrealized gain on investments in equity securities was $140,461 for Q3 2020 compared to zero for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 the unrealized gain was $486,723 and zero, respectively. The reported increases were attributable the increase in the market price of the Company’s investment in Everest.

Loss on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we recognized losses of $395,854 for Q3 2020 compared to $185,203 for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 these losses were $3,242,372 and $332,474, respectively. These increases were related to extension fees incurred and warrants issued for the recent Standstill and Forbearance Agreements and merchant loan extension and settlement.

Net loss attributable to common stockholders

Net loss was $3,675,718 ($1.02 per share) for Q3 2020 compared to $4,325,302 ($2.20 per share) for Q3 2019. For the year-to-date periods ending on September 30, 2020 and 2019 the losses were $12,919,941 ($4.22 per share) and $11,873,147 ($6.29 per share), respectively. The decreases in the loss per share for the quarterly and year-to-date periods was attributable the 2019 deemed dividend on beneficial conversion feature (which did not recur in 2020) and a 84% increase in weighted shares outstanding for the quarterly period and a 62% increase for the year-to-date period.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2020, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital and as described in Notes 6 and 7 of the accompanying consolidated financial statements, we received $8.0 million in net proceeds from loans in the nine months ended September 30, 2020. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2020 was $3,906,764 as compared to $5,019,345 for the nine months ended September 30, 2019.

Net cash used in investing activities for the nine months ended September 30, 2020 was $802,913 compared to $28,915 in the prior period. Cash capital expenditures in the current year included a loan advance to our pending merger partner and purchases of laboratory equipment and IT equipment.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $4,774,804 as compared to $5,080,506 for the same period in the prior year. The cash from financing activities in the period ended September 30, 2020 included $6,977,800 from convertible debt and $1,029,039 from other debt and less debts payments ($1,972,007 of convertible debt and $1,260,028 of other debt).

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2020 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2019. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended September 30, 2020, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to the risk factors set forth in Item 1A of our 10-K for the year ended December 31, 2019 or in Part II, Item 1A of our Q2 10-Q other than the following:

During 2019, the Company issued notes to one holder in the principal amount of $1,155,000. Through September 30, 2020, we have issued other Notes to the same holder such that the current gross amount owed to the holder is approximately $8.7 million. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of September 30, 2020, we had 3,839,256 shares outstanding. As of September 30, 2020, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of September 30, 2020, an additional 28,317,527 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $49.4 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the quarter ended September 30, 2020 the Company issued a total of 631,971 shares of restricted common stock at a fair value of approximately $1,162,411 to accredited investors and consultants. 299,042 of the shares with a fair value of $537,894 were issued for the conversion of debt and interest for common stock; 23,130 of the shares with a fair value of $44,626 were issued for dividends paid-in-kind; 46,021 of the shares with a fair value of $82,566 were issued for interest paid-in-kind, 178,778 of the shares with a fair value of $349,550 were issued for debt settlement and 85,000 of the shares with a fair value of $147,775 were issued with new debt issuances.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1

First Amendment to Binding Letter of Intent by and between Pressure BioSciences, Inc. and Cannaworx, Inc., dated July 6, 2020  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020)

10.2	Form of Amendment to Standstill and Forbearance Agreement entered into in each fiscal quarter of 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 29, 2020)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 16, 2020	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

