Form 10-K
period 2020-12-31
PRESSURE BIOSCIENCES INC
filed 2021-04-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020 or

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $7,127,474 based on the closing price of $2.30 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of April 8, 2021, there were 4,321,973 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS.

Throughout this document we use the following terms: Barocycler®, and PULSE®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BaroFoldTM, Ultra Shear Technology™, and UST™ all of which are unregistered trademarks of the Company.

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

On April 29, 2020, we entered into a binding letter of intent to merge with Cannaworx Holdings, Inc. (Cannaworx), and their portfolio of products and intellectual property (the “Cannaworx LOI” and “Cannaworx merger”). Post-merger, certain Cannaworx products were expected to utilize our proprietary UST platform. Throughout the course of 2020, we entered into four amendments to the Cannaworx LOI, with the last amendment making the LOI mutually non-exclusive and extending the deadline to January 30, 2021 after which it expired. On June 12, 2020, we entered into a one-year Collaboration Agreement with Cannaworx and its parent company, Availa Bio, Inc. on developing UST applications for prospective use in Cannaworx’s products. All parties remain actively engaged in this collaborative effort.

The PCT Platform

a. Description

The instruments, consumables and software used to perform PCT (the “PCT Platform”) use alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., critical steps performed by hundreds of thousands of scientists worldwide, such as cell lysis and biomolecule extraction). Our primary focus is in making our recently released, GMP-compliant, next generation PCT-based Barocycler 2320 EXT instrument available globally to biopharmaceutical drug manufacturers to accelerate biologics development by streamlining workflows for the design, development, characterization and quality control of biotherapeutic drugs. The PCT Platform is also used in such areas as biomarker and target discovery, soil & plant biology, anti-bioterror, and forensics. We currently have hundreds of PCT instrument systems placed in approximately 200 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are over 120 independent publications highlighting the advantages of using the PCT Platform in scientific research studies, many from key opinion leaders worldwide. The PCT Platform is offered through the Company’s Research Products & Services Group.

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

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% non-controlling ownership interest with the investment bank retaining 51%. Throughout 2020, PBI Europe did not have any operating activities and we cannot reasonably predict when operations will commence.

Sample preparation is widely regarded as a significant impediment to research and discovery and sample extraction is generally regarded as one of the key parts of sample preparation. The process of preparing samples for genomic, proteomic, lipidomic, and small molecule studies includes a crucial step called sample extraction or sample disruption. This is the process of extracting biomolecules such as nucleic acid i.e., DNA and/or RNA, as well as proteins, lipids, or small molecules from the plant or animal cells and tissues that are being studied. The majority of our current sales and marketing efforts are based upon our belief that pressure cycling technology provides a superior solution for sample extraction when compared to other available technologies or procedures, and thus might significantly improve the quality of sample preparation, and thus the quality of the test result.

Within the broad field of biological sample preparation, we focus the majority of our PCT and constant pressure (“CP”) product development efforts in three specific areas: biomarker discovery, precision medicine and forensics. We believe that our existing PCT and CP-based instrumentation and related consumable products fill an important and growing need in the sample preparation market for the safe, rapid, versatile, reproducible and quality extraction of nucleic acids, proteins, lipids, and small molecules from a wide variety of plant, animal, and microbiological cells and tissues.

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

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include hospitals, reference laboratories, pharmaceutical manufacturing plants and other sites involved in each specific application. If we are successful in forensics, our potential customers could be forensic laboratories, military and other government agencies. If we are successful in biomarker discovery and precision medicine - specifically the extraction of biomolecules from FFPE tissues, our potential customers could be pharmaceutical companies, hospitals, and laboratories focused on drug discovery or differentiation of disease states, subtypes and susceptibility to alternative treatments.

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

b. Market

We focus most of our research and development and commercialization efforts on sample preparation and quality control analysis for genomic, proteomic, lipidomic, and small molecule studies. This market is comprised of academic and government research institutions, biotechnology and pharmaceutical companies, and other public and private laboratories that are engaged in studying genomic, proteomic and small molecule material within plant and animal cells and tissues. We elected to initially focus our resources in the market of genomic, proteomic and small molecule sample preparation because we believe it is an area that:

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

Biomarker Discovery – Precision Medicine

Precision medicine is an approach to patient care that allows doctors to select treatments that are most likely to help patients based on a specific biomolecular understanding of their disease. The hope of precision medicine is that treatments will one day be tailored to the unique biomolecular variations specific to each person’s disease.

A significant roadblock in obtaining necessary information to advance precision medicine – specifically in proteogenomics, is sample preparation and the time required using conventional methods. We believe our PCT workflows address this roadblock by providing a rapid, reproducible means of extracting biomarkers from patient samples in a clinically relevant timeframe of 2 hours.

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

Biopharmaceutical Quality Control

A critical step in biopharmaceutical manufacturing processes is quality control, involving characterization of the resulting biotherapeutics via peptide mapping and analysis of post-translational modifications. Peptide mapping can be used in drug discovery and throughout the manufacturing process for quality control between batches to produce a unique ‘fingerprint’ of an individual protein and to compare this with the theoretical gene-derived amino acid sequence. Using conventional methods this process can take overnight or more. We believe our PCT workflows offer a significant advantage to this process by offering a significant reduction in time and improvement in reproducibility with a GMP compliant platform. Many protein-based pharmaceuticals undergo specific enzymatic and chemical modifications (such as glycosylation, when specific carbohydrate moieties, glycans, are attached to the protein core, thus helping them remain active longer in the patient’s bloodstream). Similar to peptide mapping, analysis of glycans, also critical quality attributes of biologic drugs, requires tedious sample preparation steps that can be significantly accelerated and rendered more reproducible by PCT workflows.

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa and Australia. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler® instrumentation to additional laboratories within current customer organizations.

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

If we are successful in precision medicine applications supporting diagnostic and prognostic decisions, including the extraction of biomolecules from FFPE tissues, our potential customers could be clinical laboratories, pharmaceutical and biopharmaceutical companies, and laboratories focused on drug discovery or prediction of disease treatment outcomes.

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

Our instruments (the Barocycler 2320EXT, the HUB440 and the HUB880) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release proteins, nucleic acids, lipids and small molecules from the specimen into our consumable processing tubes, referred to as our PULSE® Tubes and MicroTubes. Our instruments have temperature control options (on-board heating via internal heating jacket or heating and chilling via an external circulating water-bath), automatic fill and dispensing valves, and an integrated touchscreen for interfacing with an onboard micro-processor or computer. The microprocessor, computer or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler® instruments, consumable products and application specific kits make up our PCT Sample Preparation System.

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

The Shredder SG3 –The Shredder SG3 is a low shear mechanical homogenization system for use with tough, fibrous and other difficult-to-disrupt tissues and organisms. The Shredder SG3 System uses a variety of Shredder PULSE® Tubes to directly and rapidly grind a biological sample which, when combined with selected buffers, can provide effective extraction of proteins, DNA, RNA, lipids and small molecules from tissues and organisms. The Shredder SG3 is also used to isolate intact and functional mitochondria from tissues. The Shredder SG3 features a three-position force setting lever, which enables the operator to select and apply reproducible force to the sample during the shredding process and eliminates the need for the operator to exert force for long periods when processing one or more samples.

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

d. Customers

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical firms, and other life science institutions throughout the Americas, Europe, Asia, Africa and Australia. Our goal is to continue aggressive market penetration to target groups in these geographical areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler® instrumentation to additional laboratories within current customer organizations.

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include:

●	Hospitals
●	Reference laboratories
●	Government laboratories (e.g., FDA, USDA, NIH, FBI, and police)
●	Pharmaceutical/biotech/diagnostic companies
●	Laboratories focused on drug discovery, cancer research, and precision medicine

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

f. Manufacturing and Supply

We utilize a contract assembler for our Barocycler® 2320EXT. They provide us with precision manufacturing services that include management support services to meet our specific application and operational requirements. Among the services provided to us are:

●	CNC Machining

●	Contract Assembly & Kitting

●	Component and Subassembly Design

●	Inventory Management

●	ISO certification

At this time, we believe that outsourcing contract assembly of our Barocycler® 2320EXT is the most cost-effective method for us to obtain ISO Certified, CE and CSA Marked instruments.

We currently manufacture and assemble the Barocycler® HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler® product line, and future instruments.

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

Active Collaborations:

a. RedShiftBio Inc.

b. Thomas Conrads, Inova Schar Cancer Center

c. Christine Vogel, NYU

d. Leica Microsystems, GmbH

e. Dr. Michael Przybylksi, Steinbeis Centre for Biopolymer Analysis and Biological Mass Spectrometry

f. Dr.V.M. Balasubramaniam, The Ohio State University

g. University of Delaware

h. Dr. Jennifer Van Eyk, Cedars Sinai Medical Center

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

The BaroFold Platform

a. Description

The need for the efficient production of recombinant protein biopharmaceuticals has grown rapidly and demand for them will continue to grow as a result of their high specificity and efficacy. Protein drugs are being manufactured in a variety of host organisms. With the rapid growth in biosimilars (less expensive versions of popular biopharmaceuticals that are manufactured and marketed after the expiration of the original patents), expression in bacteria is beginning to play a major role in this industry, particularly when the biological activity of the protein product is not dependent on post-translational modifications. Overexpression of proteins in bacteria often results in the accumulation of the protein product in inactive insoluble deposits inside the cells, called inclusion bodies. Inclusion bodies protect the protein of interest from degradation and present a simple and convenient ways to extract and purify it. Moreover, if the protein of interest is toxic or lethal to the host cell, then inclusion body expression may be the only available production method. However, the challenge of protein production in bacterial systems most often lies in conversion of inactive and misfolded proteins in the inclusion bodies into soluble, properly folded bioactive products. This conversion process is called protein refolding. Traditional methods of protein refolding rely on using high concentrations of chemical denaturants and detergents to unfold misshapen proteins, disentangle inactive aggregated proteins and to dissolve them, followed by up to 100-fold dilution or dialysis to remove interfering chemicals and then letting the proteins refold into their desired active forms. Since chemically-driven unfolding is harsh, it tends to destroy most protein structure, some of which could be beneficial for subsequent refolding. Moreover, dilution- or dialysis-based methods take a long time and produce very low yields of refolded protein, while most of the unfolded protein material tends to get lost into irreversible aggregation. Overall, traditional refolding methods are usually inefficient, include multiple costly steps and have very low recovery yields. Pressure-mediated disaggregation and unfolding and refolding of proteins offers an attractive pathway for achieving much higher yields of correctly folded proteins with desired efficaciousness, produced at much lower cost, versus traditional chemically driven methodologies.

Acquisition of BaroFold’s PreEMT™ high-pressure protein refolding technology in December 2017

Our acquisition of the assets of BaroFold, Inc. have significantly increased PBI’s intellectual property portfolio in high-pressure technologies with the addition of eight issued and several pending patents. These patents give PBI the ability to operate in several important areas for biologics research and manufacturing: protein folding, re-folding and disaggregation. The patents also provide PBI the right to grant licenses to third parties to practice the BaroFold technology in both research laboratories and in biopharmaceutical manufacturing.

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

Barofold technology utilizes high pressure instead of, or in synergy with, chemical denaturants, offering significantly milder conditions for unfolding and disaggregation of proteins in inclusion bodies. As a result, subsequent refolding can be carried out faster, more efficiently, and in much smaller volumes. Pressure-based unfolding of proteins in inclusion bodies tends to only partially unfold the protein and preserve some beneficial structures that could help to guide the refolding process into the desired outcomes. Consequently, higher yields of active protein and faster manufacturing turn-around further lower the cost of biopharmaceutical production. Moreover, lower requirements for harsh chemical reagents in high pressure refolding process result in decrease or elimination of associated hazardous waste generated from chemical removal processes, leading to further cost reduction and protection of the environment.

The instruments, consumables and software used to practice the BaroFold technology (the “BaroFold Platform”) can be used to significantly lower the cost, boost production yield, and improve the quality of protein therapeutics. It employs high pressure for the disaggregation and controlled refolding of proteins to their native structures at yields and efficiencies not achievable using existing technologies. The BaroFold Platform has been shown to remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy and safety for both new-drug entities and biosimilar products. The BaroFold Platform can help companies create novel protein therapeutics, accelerate therapeutic protein development, manufacture follow-on biologics, and significantly optimize life-cycle management of protein therapeutics. It is scalable and practical for standard manufacturing processes. This unique technology platform can help protein-based biopharmaceutical companies create and manufacture high quality, novel protein therapeutics and lower the cost of existing formulations. Research and manufacturing licenses are available.

b. Market

The global biopharmaceuticals market was valued at $237 billion in 2018 and is estimated to be valued at $389 billion in 2024, witnessing a CAGR of 8.59%. The market growth is attributed to the growing acceptance for biopharmaceuticals due to their ability to treat previously untreatable or poorly managed diseases, resulting in huge market demand for biopharmaceuticals.

We believe that biopharmaceuticals offer several benefits, such as highly effective and potent action, fewer side effects, and the potential to actually cure diseases rather than merely treat the symptoms, which have significantly increased the demand for biopharmaceutical products.

The predominant majority of biopharmaceutical products are recombinant proteins. Typical examples of such proteins are vaccines, monoclonal antibodies (MAbs), growth factors (such as Erythropoietin), hormones (such as insulin or HGH), receptor ligands, recombinant enzymes (Caspase, Cathepsin, etc.), blood factors and other therapeutic and research reagent proteins. Recombinant protein production can be done in bacteria or in cell cultures derived from higher organisms. Due to significant time and cost savings, attention to protein production in bacterial hosts has recently spiked, predominantly driven by rapid growth of biosimilars, antibody-drug conjugates (ADCs) and fusion proteins that are lethal to non-bacterial host cells. A major area of challenge in the biopharmaceuticals industry results from suboptimal folding configurations and/or agglomeration of proteins during production and storage, requiring subsequent remediation via unfolding and controlled refolding of these therapeutic proteins into their optimal configurations. Following initial penetration and acceleration through conversion of market share from traditional chemical methods, the growth of the protein refolding business is expected to follow the growth trajectory of the entire biopharmaceutical market.

Our Barofold platform technology has been shown not only to save manufacturing costs and time, but to boost protein yield and minimize protein immunogenicity, resulting in greater efficacy and safety for the patient.

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

c. Products

Instruments: Barocycler 2320 EXT - a convenient screening tool for protein refolding optimization

Originally developed within the framework of our PCT platform business as a tool for biological sample preparation (as described above), our Barocycler 2320EXT instrument features a “ramp mode” in its control software that makes it ultimately suitable for performing research-scale experiments for protein refolding and disaggregation on a laboratory bench scale. Each protein molecule is biochemically unique and, while pressure is highly efficient in solubilization of practically any misfolded protein contained within inclusion bodies, a unique chemical environment may be required to persuade each unfolded protein molecule to refold into a stable biologically active state. Therefore, development of protein refolding methods requires screening experiments necessary to determine the most optimal composition of the chemical milieu for each protein of interest. The Barocycler 2320EXT is ideally suited for such experiments, providing researchers with abilities to process up to 12 specimens per batch in varying chemical environments. We believe that availability of this affordable screening tool will promote adoption of the high-pressure refolding approach among biopharmaceutical process development teams and academic researchers involved in development of protein biopharmaceuticals. The same instrument is also uniquely suited for studies of thermodynamics of protein aggregation and accelerated protein stability tests.

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

d. Customers (examples only, not current customers for confidentiality reasons)

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

e. Competition

Over two decades, Barofold, Inc. built an intellectual property portfolio centered around the use of hydrostatic pressure for protein refolding and disaggregation. Following Barofold’s acquisition by PBI in 2017, this portfolio, combined with the PBI patents in adjacent areas, puts PBI in a unique position worldwide to commercialize, practice and license out the right to practice high pressure protein refolding, disaggregation and accelerated stability testing. There is no direct competition to PBI that is using high pressure for these applications. Competing traditional approaches use chemicals for refolding and appear inferior in many aspects, as described above.

f. Manufacturing and Supply

Manufacturing of the Barocycler 2320EXT has been covered above, since this instrument shares its utility with applications of PCT technology platform. The PCT MicroTube consumable line is also shared between these two application areas.

PBI currently develops GMP-compliant, pilot-scale, high-pressure systems for processing of protein batches up to 10L in volume at pressure up to 60,000 psi.

In order to provide access for our customers to manufacturing scale high pressure equipment, PBI is currently in negotiations with several HPP (High Pressure Processing) equipment vendors supplying large pressure systems to food manufacturers. Upon successful feasibility studies conducted by customers themselves, or within the framework of Barofold Contract Services, PBI will act as a contractor to assist protein refolding customers in scaling up the process and identifying, procuring and validating appropriate large-scale equipment for high pressure protein refolding.

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

Additionally, several new applications of high pressure in biopharmaceutical development are stemming from a combined Barofold and PBI intellectual property portfolio. One of these highly promising applications, namely, pressure-assisted accelerated protein stability testing, is currently being developed by PBI’s R&D team in collaboration with the Center for Biomanufacturing Science and Technology of the University of Delaware, headed by Professor Christopher J. Roberts. Many protein biopharmaceuticals must be kept in solution. Any physical factors such as exposure to temperature fluctuations in storage and shipment, mechanical vibration, exposure to light, etc., could promote protein aggregation, if the biotherapeutic protein is stored in a suboptimal chemical environment. Protein aggregates tend to be highly immunogenic, i.e., causing a patient’s immune system to recognize protein drug as a foreign object and destroy it, leading to undesired inflammatory response and counteracting the desired therapeutic effect. Each protein drug may require optimization of its chemical environment (formulations development) to guarantee maximal stability and shelf life. Meanwhile, high pressure is a convenient tool for controlled protein unfolding. Partially unfolded proteins tend to aggregate more rapidly. Brief exposure of the protein drug in a specific formulation to a “pressure shock” can be used to promote aggregation, allowing researchers to screen for best formulations that prevent drug aggregation in a matter of only a few days. Conventional approaches for accelerated stability testing utilize exposure to high temperature. Since thermal effects on proteins are stochastic (i.e., random), there is little chance that every protein molecule will follow the same fate after thermal shock. Pressure exerts its effect on all protein molecules of the same type/conformation in exactly the same manner, making the pressure shock more effective in such studies. Our collaborative research program with Professor Roberts’s team is directed towards development of validated workflows for high pressure accelerated stability testing.

The UST Platform

a. Description

The UST Platform is based on the use of intense shear forces generated from ultra-high pressure (greater than 20,000 psi) discharged through a controlled nanometer-scale valve orifice. UST has been shown to turn hydrophobic extracts into stable, effectively water-soluble formulations on a small, laboratory scale. The UST Platform offers the potential to produce stable nanoemulsions of oil-like products in water. Such formulations could potentially have enormous success in many markets, including pharmaceuticals, nutraceuticals (such as medically important plant oil extracts like CBD-enriched plant oil soluble in water), cosmetic and personal care products, liquid foods and beverages, agrochemicals, as well as inks, paints, lubricants and other industrial products. We believe that UST has the potential to play a significant role in a number of commercially important areas, including (i) the creation of stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water), and (ii) the preparation of higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies, e.g., dairy products.

UST is an emerging technology that combines intense fluid shear with an instant, short-lived burst of heat achieved by specialized high-pressure equipment that can produce commercially sterile, pumpable, homogeneous fluid products. The UST process can provide energetic cellular disruption that results in the inactivation of bacteria, bacterial spores, viruses, and enzymes. Depending on operating conditions, low nano-scale emulsions (nanoemulsions) of oil and water mixtures can be produced that have been shown to have improved room-temperature shelf stability, and superior sensory profiles (taste, smell, texture and appearance). Of particular importance, oil-based active components delivered in such extreme nano-emulsions in water facilitates greatly improved absorption and bioavailability in the water-based biochemistry of humans, animals and plants, allowing for much lower loading quantities of actives required in manufacture, while ensuring safer and more controlled effective dosing.

The Company has received its first US patent and two patents in China on UST, focused on a low cost, scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market a lab-scale UST-based production instrument that we will license to the life sciences and other industries. We also plan to develop a pilot plant scale UST-based production instrument for larger-scale production demonstrations, in our expectation to license the technology with larger manufacturing scale equipment to food, cosmetics, nutraceuticals, and other companies worldwide.

b. Market

In 20I9, we have focused efforts on developing and demonstrating the UST protocol and seeding early adopters, which would provide insights into market, formulation, product development, and ultimately end product requirements. Our initial market focus has been on cannabis extracts, as this market’s unmet needs for nanoemulsions solutions offer high visibility and ready access to funding, versus many other important target markets, such as Cosmetics, Food and Beverage, Nutraceutical, Pharmaceutical, and Industrial fluids and lubricants. In 2020, we refined the Ultra Shear Technology™ K45 instrument allowing us to run samples for multiple potential customers, which demonstrated the goal of producing room temperature stable, transparent nanoemulsions. (Transparency is achieved when nanoemulsion droplet sizes are smaller than the wavelength of visible light – an important indicator of achievement of extremely low-scale nanoemulsions.) We secured orders from companies for 15 units, which is the target number for our first production run. We also moved forward in the development of the BaroShear Mini: bench-top, laboratory-based instrument for research, formulation, and small volume processing; and the BaroShear Max; high-volume, industrial-scale, clean-in-place (CIP), production instrument. In 2021, we plan to commercialize both the standard K45 and BaroShear Mini, as well as continue the development of the BaroShear Max.

c. Products

The BaroShear Ultra Shear Technology platform development portfolio is currently comprised of three models for use in research, formulation, and processing of oil and water nanoemulsions.

○	BaroShear Mini – bench-top instrument to be used for research, formulation, and small volume processing where budget is a concern. Throughput of 1mL / minute

○	BaroShear K45 – pilot scale, floor standing instrument for throughput of at least 1L / hour.

○	BaroShear Max – floor standing, fully automated, CIP industrial production system for throughput up to 1L / minute.

d. Customers

Cannabis extracts, cosmetic & personal care products, liquid foods & beverages, nutraceuticals, pharmaceuticals, agrochemicals, inks, paints, lubricants and other industrial products, and researchers and processors interested in developing stable, water-soluble nanoemulsions for any application.

e. Competition - High Pressure

○	Avestin / ATA Scientific – Australia
○	Bee Int’l, Easton, MA – USA
○	DyHydromatics, Maynard, MA - USA
○	ELVEFLOW an Elvesys brand, Paris, FRANCE
○	Microfluidics an IDEX Corp Company, Westwood, MA – USA

f. Manufacturing and Supply

PBI’s current strategy is to have the development handled by PBI’s development and engineering team, with manufacturing to be outsourced to a Contract Manufacturing Organization (CMO). Aftermarket service and support will initially be handled by PBI’s service and repair staff. As unit placements grow, we will investigate expansion of PBI’s service and support organization or augment it with external partners.

g. Research and Development

PBI’s UST engineering team is developing a product portfolio consisting of three model instruments with the following research & formulation, pre-production and production models scheduled for launch as follows:

BaroShear K45 mini – bench-top instrument, Q2 2021

BaroShear K45 – floor standing model, Q4 2021

BaroShear Max – floor standing, fully automated, CIP equipment, prototype delivery to Ohio State University – Q2 2020. Commercial release planned for late 2021/2022 timeframe.

Other

a. Sales and Marketing

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

Our domestic PCT sales force currently consists of one sales director and one field salesperson. Our sales director is currently responsible for servicing the U.S., excluding New England, as well as all CBD-related UST customers and our field salesperson handles New England and the international distributors.

Our domestic BaroShear UST sales efforts in the non-CBD market is handled by both the sales director and the field salesperson. We believe that partnering with seasoned, capable equipment distribution partners in the cannabis and other laboratory / process markets will drive lead generation and purchase orders faster than if we were to build our own sales force.

b. Marketing Strategy

We recognize that our enabling PCT, BaroFold, and UST pressure platforms are powerful, novel platform technologies. We also recognize that the power of pressure in today’s laboratories is not yet generally known by researchers. Our first goal is to greatly broaden the awareness of pressure and its applications among research scientists and to ensure they know that these technologies exist through our high-pressure instruments, requisite consumables, and unique services. To accomplish this expansion of knowledge about the power of pressure and the subsequent adoption of our pressure-based technology platforms, we have developed and are implementing a multi-faceted approach to marketing our products and services.

Key Opinion Leaders and Publications

To initially reach scientists, we have established collaborations with key opinion leaders (KOL) who recognized early the potential for our pressure-based platforms and who went on to report their discoveries in peer reviewed journals. Among the KOLs working with us is Dr. Ruedi Aebersold (Head of the Department of Biology, ETH, Zurich). Dr. Aebersold, a pioneer in proteomics, worked with our scientists and engineers to develop PCT-SWATH (aka PCT-HD), a superior method for the extraction and preparation of proteins from samples intended for analysis by mass spectrometry. Other KOLs include Dr. Jennifer van Eyk (Director of Advanced Clinical Biosystems Institute in the Department of Biomedical Sciences Cedar Sinai, Los Angeles, CA) and Dr. Wayne Hubble (Jules Stein Professor at the University of California, LA). Dr. van Eyk is a recognized expert in the causes of heart disease and is using PCT in her attempt to discover cardiac disease biomarkers. Dr. Hubble, a member of the National Academy of Sciences, is a leader in the field of electron paramagnetic resonance (EPR). He uses PCT in his studies of protein-protein interactions, so very important in the discovery of drug targets and drug design. The publications and presentations of these and other world class scientists have been invaluable in gaining initial entry of PCT in several areas of research. In addition to publications by our numerous KOLs, there are also many additional peer reviewed publications from dozens of other scientists discussing the advantages of the PCT platform in bio-molecule sample preparation, as well as the advantages of our BaroFold technology and our UST platform. To this end, we do all we can to disseminate the work of these scientists in an effort to increase the exposure of PCT, BaroFold, and UST to the worldwide research community.

Broadcasting PCT and Our Products

1.	We attend, exhibit, and present at top scientific meetings such as the American Society of Mass Spectrometry (ASMS) and both the US and International meetings of the Human Proteome Organization (HUPO). These meetings are an opportunity to present our technology and to showcase our products to scientists who require sample preparation in their research studies.

2.	Routine and timely “blast” emails to scientists in our database. Topics include new PCT-related publications, announcements of meetings, product advertisements, and a quarterly newsletter. The database we use is proprietary, as it has been built from attending scientific meetings and searching the internet for relevant publications and contact information. Pardot Marketing automation software is utilized for routing email campaigns, allowing us to measure customer engagement with our landing pages, articles and emails.

3.	We manage our database with SalesForce, a state-of-the-art Customer Relationship Management (CRM) system. Through SalesForce, we employ the marketing automation software Pardot to manage our email blasts. Pardot enables us to assess open rates, levels of interest, and to create automatic and constant contact with potential clients.

4.	We use social media platforms like LinkedIn, Twitter and Facebook to broadcast publications, webinars, our presence at scientific meetings, and press releases. We employ LeadForensics and SRAX to amplify our targeting and social media efforts. Social media enables us to easily reach scientists world-wide.

5.	We significantly upgraded our website. The upgraded website contains a state-of-the art search engine that enables researchers to rapidly find PCT-related publications and products.

6.	The website contains product information, published articles, and videos of our products to foster engagement, product interest, leads, order placement, and learning.

7.	Our scientists regularly present their findings and discuss our products at scientific sessions at regional, national, and international scientific conferences, and at corporate, government, and academic laboratories.

8.	In addition to electronic advertising, we have used and will continue to use print media to showcase our products.

In 2021, we plan to expand our Sales and Marketing team, in order to support these efforts.

c. Foreign Distribution Network

We have previously established distribution arrangements covering China, Poland, South Korea, Japan, and 24 countries in Western Europe.

In May of 2014, we entered into a three-year distribution agreement with Powertech Technology Co, Ltd., of China, pursuant to which we granted Powertech Technology exclusive distribution rights to all of our PCT products in China. This agreement expired in 2019. We continue to maintain a distribution relationship with Powertech and are in contract renewal discussions.

In February 2016, we entered into a three-year distribution agreement with Bioanalytic of Poland, pursuant to which PBI granted Bioanalytic exclusive distribution rights to all of our PCT products in Poland. This agreement expired in 2019. We continue to maintain a distribution relationship with Bioanalytic and are in contract renewal discussions.

In September of 2016, we entered into a three-year distribution agreement with Vita Co. of Japan, pursuant to which we granted Vita Co. exclusive distribution rights to all of our PCT products in Japan. This agreement expired in 2019. We continue to maintain a distribution relationship with Vita and are in contract renewal discussions.

In September of 2016, we entered into a distribution agreement with I&L GmbH of Germany, pursuant to which we granted I&L exclusive distribution rights to all of our products until March 30, 2018 in the countries designated as Western Europe (Andorra, Austria, Belgium, Denmark, Finland, France, Germany, Gibraltar, Greece, Iceland, Italy, Ireland, Liechtenstein, Luxembourg, Malta, Monaco, Norway, Netherlands, Portugal, San Marino, Spain, Sweden, Switzerland, and the United Kingdom). This agreement expired March 31, 2020. We continue to maintain a distribution relationship with I&L GmbH and are in contract renewal discussions.

In January 2020, we entered into a three-year distribution agreement with SCINCO Co., LTD of South Korea, pursuant to which PBI granted SCINCO exclusive distribution rights to all of our PCT products in South Korea.

Non-Exclusive and Other Distribution Agreements

In November 2011, we entered into a distributor agreement with OROBOROS Instruments Corp. (“OROBOROS”) of Austria, pursuant to which we granted OROBOROS non-exclusive world-wide distribution rights to our Shredder SG3 System and related products.

We are also the exclusive distributor, throughout the Americas, for Constant Systems, Ltd.’s (“CS”) cell disruption equipment, parts, and consumables. CS, a British company located northwest of London, England, has been providing niche biomedical equipment, related consumable products, and services to a global client base since 1989. CS designs, develops, and manufactures high pressure cell disruption equipment used by life sciences laboratories worldwide, particularly disruption systems for the extraction of proteins. The CS equipment provides a constant and controlled cell disruptive environment, giving the user superior, constant, and reproducible results whatever the application. CS has over 900 units installed in over 40 countries worldwide. The CS cell disruption equipment has proven performance in the extraction of cellular components, such as protein from yeast, bacteria, mammalian cells, and other sample types.

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

d. Intellectual Property

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

To date, we have been awarded 26 total United States and foreign patents related to our PCT technology platform, and one US patent and two additional patents in China related to our Ultra Shear Technology. We also received eight patents with our purchase of the assets of BaroFold in December 2017.

The Company received one US patent and two patents in China for UST, focused on a low-cost scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food/beverage (e.g., shelf-stable “clean label”) products. We plan to design, develop, manufacture, and market three different modules of BaroShear UST platform:

1. a bench-top, research / formulation, low throughput instrument that we will license for formulation development;

2. a lab-or pilot scale production instrument that we will license into life science companies and other industries;

3. a production scale UST-based instrument for manufacturing applications that we will license to food, cosmetics, nutraceuticals, and other processors worldwide.

Our issued patents expire between 2021 and 2030. Any failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing, sale or licensing of any of our products or technology platforms. It may also allow our competitors to duplicate our products without our permission and without compensation.

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

e. Developments and Accomplishments

We reported a number of accomplishments in 2020:

On January 20, 2021, PBI targets revolution in effectiveness of therapeutics via improved drug delivery and dosing safety; announces collaboration with SinuSys Corp to improve and optimize their lead sinus health product candidate prior to Phase llb trials.

On December 17, 2020, PBI reports its PCT Platform is at the forefront in generating pivotal findings by diverse COVID-19 research teams in the USA, China, and Europe.

On December 15, PBI announces planned presentation on December 17, 2020 at the Life Sciences Investor Forum: https://www.lifesciencesinvestorforum.com/

On November 17, PBI reports Third Quarter 2020 Financial Results – as compared to the Third Quarter of 2019 instrument sales increase 68%, total revenue increases 7%, and operating loss decreases 23%.

On November 11, Company was awarded the first U.S. patent for its revolutionary Ultra Shear TechnologyTM (USTTM) platform.

On October 6, PBI achieved a critical milestone in revolutionary nanoemulsions technology development and entered the production era for commercial system (BaroShear K45) development.

On August 12, PBI was awarded a pivotal U.S. patent for novel, high-pressure enhanced consumable device. The new patent secures and protects PBI’s best-selling PCT Sample Preparation Consumable Product, the PCT MicroPestle.

On June 20, PBI and Leica Microsystems sign worldwide co-marketing alliance: combination of proprietary technologies expected to accelerate cancer R&D with innovative tumor processing workflow

On June 4, PBI announces first manufacturing build completely sold out for revolutionary UST System for processing hemp-derived cannabinoid oil into stable, water-soluble nanoemulsions

On May 14, Pressure BioSciences announced the launch of FDA-registered hand sanitizer as first product developed through pending merger partners.

On April 16, PBI and RedShiftBio demonstrate potential of combining proprietary technologies to enable new tool for development and production of biotherapeutics.

On March 12, PBI announced that it is nearing a complete sellout on its pre-launch offering of game-changing UST Platform for processing CBD Oil into water-soluble nanoemulsions.

On February 27, PBI launched new era in preparation of water-soluble nanoemulsions for CBD and other valuable oils with opening of UST Demonstration Laboratory.

On January 30, PBI announced acceleration of UST Platform rollout for water-soluble CBD with planned release of additional BaroShear product – a benchtop, R&D scale, BaroShear “Mini” instrument.

On January 24, PBI announced significant new order and near sellout on revolutionary nanoemulsification system for water-soluble CBD oil. Company said that additional orders are expected shortly.

On January 17, PBI reported the Company’s UST Platform was featured in a leading North American Cannabis Magazine and that the article highlighted the potential of the UST Platform to play a significant role in multiple billion-dollar markets, such as CBD, nutraceuticals, cosmetics, biopharmaceuticals, and food/beverage.

On January 9, 2020, PBI reported that the number of published scientific papers in 2019 citing the advantages of the Company’s PCT Platform remained strong, with over 20 journal articles for the second straight year.

f. Liquidity

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

g. Regulation

Many of our activities are subject to regulation by governmental authorities within the United States and similar bodies outside of the United States. The regulatory authorities may govern the collection, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, transportation, approval, advertising, and promotion of our products, as well as the training of our employees.

Currently, our PCT commercialization efforts are focused in the area of genomic, proteomic, lipidomic, and small molecule sample preparation. We do not believe that our current Barocycler® products used in sample preparation are considered “medical devices” under the United States Food, Drug and Cosmetic Act (the “FDA Act”) and we do not believe that we are subject to the law’s general control provisions that include requirements for registration, listing of devices, quality regulations, labeling and prohibitions against misbranding and adulteration. We also do not believe that we are subject to regulatory inspection and scrutiny. If, however, we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, such as protein purification, pathogen inactivation and immunodiagnostics, our products may be considered “medical devices” under the FDA Act, at which point we would be subject to the law’s general control provisions and regulation by the FDA that include requirements for registration listing of devices, quality regulations, labeling, and prohibitions against misbranding and adulteration. The process of obtaining approval to market these devices in the other potential applications of PCT would be costly and time consuming and could possibly prohibit us from pursuing such markets.

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

We self-certified that our Barocycler® instrumentation was electromagnetically compatible, or “CE” compliant, which means that our Barocycler® instruments meet the essential requirements of the relevant European health, safety and environmental protection legislation. In order to maintain our CE Marking, a requirement to sell equipment in many countries of the European Union, we are obligated to uphold certain safety and quality standards. Due to outsourcing manufacturing to CBM for all Barocycler 2320 EXT instruments currently in inventory or sold in 2020, an ISO certified contract manufacturer, we believe compliance with CE and other required marks and certifications is well controlled.

h. Employees

At December 31, 2020, we had twelve (12) full-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

i. Corporate Information

We were incorporated in the Commonwealth of Massachusetts in August 1978 as Boston Biomedica, Inc. In 1996, Boston Biomedica completed a successful initial public offering and was listed on the NASDAQ market. In September 2004, we completed the sale of Boston Biomedica’s core business units and began to focus exclusively on the development and commercialization of the PCT platform. Following this change in business strategy, we changed our legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. We began operations as PBI in February 2005, research and development activities in April 2006, early marketing and selling activities of our Barocycler® instruments in late 2007, and active marketing and selling of our PCT-based instrument platform in 2012.

j. Available Information

Our Internet website address is http://www.pressurebiosciences.com. Through our website, we make available, free of charge, reports that we file with the Securities and Exchange Commission (“SEC”), which include, but are not limited to, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any and all amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These SEC reports can be also accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2020 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We concluded that as of December 31, 2020, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business. During the year ended December 31, 2020, we recorded a net loss available to common shareholders of $17,584,710 or ($5.32) per share, as compared with $15,868,083 or ($7.98) per share, for the corresponding period in 2019. We expect to continue to incur operating losses until sales increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

We continue to face risks related to Novel Coronavirus (COVID-19) which could continue to significantly disrupt our research and development, operations, sales, and financial results.

Our business was adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments could continue to cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2020, we have issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock.

As of December 31, 2020, all of the issued shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock had been converted into shares of common stock. As of December 31, 2020, only shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were outstanding. Further, in connection with those private placements and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2020, we had issued notes and debentures convertible into common stock at $2.50 to $7.50 per common share. If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all convertible notes and debentures were converted, each as of December 31, 2020, an additional 28,808,263 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

As of December 31, 2020, there were 4,168,324 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2020 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 8,043 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,043,000 shares of common stock.

As of December 31, 2020, there were outstanding options and warrants to purchase an aggregate of 15,790,603 shares of common stock; and debt convertible into 4,474,868 shares of common stock. From time to time, we also may increase the number of shares available for issuance in connection with our equity compensation plan, we may adopt new equity compensation plans, and we may issue awards to our employees and others who provide services to us outside the terms of our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series of preferred stock and may choose to issue some or all of such shares to provide additional financing in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 30, 2020, that expires December 31, 2021, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

On October 18, 2017 we signed a lease extension for our lab space in Medford, MA. The lease will now expire on December 30, 2023 and requires monthly payments of $7,282 starting January 1, 2021 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

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

Authorized Capital

As of December 31, 2020, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock, 15,000 shares as Series K Convertible Preferred Stock and 10,000 shares of Series AA Convertible Preferred Stock.

As of December 31, 2020, there were 4,168,324 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of outstanding Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2020 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 8,043 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,043,000 shares of common stock.

Approximate Number of Equity Security Holders

As of December 31, 2020, there were approximately 157 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2020, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2020 and 2019 are outlined in the table below.

Dividends paid in common stock or cash			Dividends Payable
For The Year Ended December 31,			As Of December 31,
	2020	2019		2020	2019
Series D	$-	$-	Series D	$-	$-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	-	Series J	-	-
Series K	-	-	Series K	-	-
Series AA	299,709	205,100	Series AA	3,247,202	2,025,821
	$299,709	$205,100		$3,247,202	$2,025,821

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2020, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Except where noted, all the securities discussed in this Part II, Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. This Part II, Item 5 does not discuss issuances previously disclosed in Form 8-Ks, Form 10-Qs, or the Form 10-K filed by the Company.

On various dates in the quarter ended December 31, 2020 the Company issued a total of 329,068 shares of restricted common stock at a fair value of $638,901 to accredited investors. 73,700 shares with a fair value of $66,644 were issued in conjunction with the signing of new convertible loans; 51,800 shares with a fair value of $91,114 were issued to investor relations firms for services rendered; 161,521 shares with a fair value of $389,899 were issued upon the conversion of convertible loans; and 34,617 shares with a fair value of $78,335 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock and 7,430 of the shares with a fair value of $12,909 were issued for interest payments on debt.

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

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa and Australia. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler® instrumentation to additional laboratories within current customer organizations.

If we are successful in commercializing PCT in applications beyond our current focus area of genomic, proteomic, lipidomic, and small molecule sample preparation, and if we are successful in our attempts to attract additional capital, our potential customer base could expand to include hospitals, reference laboratories, pharmaceutical manufacturing plants and other sites involved in each specific application. If we are successful in forensics, our potential customers could be forensic laboratories, military and other government agencies. If we are successful in biomarker discovery and precision medicine - specifically the extraction of biomolecules from FFPE tissues, our potential customers could be pharmaceutical companies, hospitals, and laboratories focused on drug discovery or differentiation of disease states, subtypes and susceptibility to alternative treatments.

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

Going Concern

We have experienced negative cash flows from operations since our inception. As of December 31, 2020, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2020, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2020, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2020 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2020 as compared with December 31, 2019

Products and Services Revenue

Revenue from the sale of products and services was $1,220,591 in the year ended December 31, 2020 compared with $1,809,993 in the year ended December 31, 2019, a 33% decrease. This decrease was primarily attributable to the negative impact that the COVID-19 pandemic had on our operations and the operations of our customers. Revenue included sales of both PBI and CS’s pressure-based products, and sales of Barofold Contract Services. Sales of instrumentation decreased in 2020 by $124,287 or 19%, from $653,630 in 2019 to $529,343 in 2020. Sales of consumables were $204,889 for the year ended December 31, 2020 compared to $298,385 for the same period in 2019, a decrease of $93,496 or 31%. Sales of Barofold Contract Services decreased from $380,800 in 2019 to $160,085 in 2020. Products, Services, and Other Revenue included $12,663 from non-cash transactions in the current year while the prior year included non-cash transactions of $59,456. Revenue from non-cash transactions was recognized based on the carrying value of the assets involved per ASC 845.

Cost of Products and Services

The cost of products and services was $582,854 for the year ended December 31, 2020, compared with $1,197,061 in 2019. Our overall gross profit margin increased to 52% for the year ended December 31, 2020 from 34% for the year ended December 31, 2019.

Research and Development

Research and development expenses were $1,143,420 for 2020 compared to $1,157,222 in 2019, a decrease of $13,802 or 1%.

Selling and Marketing

Selling and marketing expenses were $649,783 in 2020 compared to $680,629 in 2019, a decrease of $30,846, or 5%.

General and Administrative

General and administrative costs were $3,430,321 in the year ended December 31, 2020, as compared with $4,580,615 in 2019, a decrease of $1,150,294 or 25%. The decrease in General and Administrative expense is attributable to a $546,000 decrease in stock-based compensation and a $531,000 decrease in investor relations expense.

Operating Loss

Our operating loss was $4,585,787 for the year ended December 31, 2020 as compared to $5,805,534 for the prior year, a decrease of $1,219,747 or 21%. This decrease in operating loss was due primarily to lower general and administrative expenses.

Interest Expense

Interest expense totaled $8,344,236 for the year ended December 31, 2020 as compared to interest expense of $5,281,480 for the year ended December 31, 2019. The increase in interest expense in the year ended December 31, 2020, compared to the corresponding prior period is attributable to the increase in convertible and other debt.

Unrealized gain on investment in equity securities

Unrealized gain on investments in equity securities was $500,358 for the year ended December 31, 2020 compared to $4,018 for the year ended December 31, 2019. The reported increase was attributable to the increase in the market price of the Company’s investment in Everest.

Loss on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we calculated net losses of $3,575,878 in the year ended December 31, 2020 and net losses of $795,089 in the year ended December 31, 2019. The increase is attributable to extension fees incurred and warrants issued for the recent Standstill and forbearance Agreements and other loan extensions and settlements of merchant loans.

Income Taxes

In the year ended December 31, 2020 we recorded a tax benefit of $0, compared a tax benefit of $217,168 in the year ended December 31, 2019. The change in the income tax provision in 2020 was attributable to the 2019 recognition of a tax benefit for corporate alternative minimum tax paid in past years.

Net Loss attributable to common stockholders

During the year ended December 31, 2020, we recorded a net loss attributable to common shareholders of $17,584,710 or ($5.32) per share, as compared with a net loss available to common shareholders of $15,868,083 or ($7.98) per share during the year ended December 31, 2019. This decrease in the loss per share is attributable to the reported $2.6 million deemed dividend on a beneficial conversion feature and a 66% increase in weighted average shares outstanding in the year ended December 31, 2020.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2020, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

We believe our current and projected capital raising plans, and our projected continued increases in revenue, will enable us to extend our cash resources for the foreseeable future. Although we have successfully completed equity and debt financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We believe we will need approximately $12 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues and reach profitability, by:

A.	reducing/eliminating debt and cleaning up the balance sheet;

B.	funding UST development, instrument build and commercialization;

C.	facilitating up-listing PBIO to a major exchange; and

D.	providing a minimum of two years of operational and growth capital

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

Net cash used in operating activities was $4,883,194 for the year ended December 31, 2020 as compared with $6,327,578 for the year ended December 31, 2019.

Net cash used in investing activities for the year ended December 31, 2020 totaled $796,663 compared to $23,375 for the year ended December 31, 2019. Cash capital expenditures in the current year included loan advances to our pending merger partner and purchases of laboratory and technology equipment.

Net cash provided by financing activities for the year ended December 31, 2020 was $5,668,772 as compared with $6,277,460 for the year ended December 31, 2019.

In 2020,

A	$150,000 in aggregate net proceeds were raised from sale of Series AA Convertible Preferred Stock

B	Loans in the aggregate amount of $9,871,039 were received during the year and we made payments on new and existing debt of $4,352,267.

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

Pursuant to severance agreements with each of Mr. Schumacher, Dr. Ting, and Dr. Lazarev, each such executive officer is entitled to receive a change of control payment in an amount equal to one year (other than Mr. Schumacher) of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event the officer is terminated as a result of a change of control of our Company. In the case of Mr. Schumacher, his payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA and lab space in Medford, MA. Rental costs are expensed as incurred. During 2020 and 2019 we incurred $182,783 and $181,106, respectively, in rent expense for the use of our corporate office and research and development facilities.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020:

2021	$170,783
2022	87,383
2023	87,383
Thereafter	-
$345,549

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2020 and December 31, 2019.

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

In thousands of US dollars ($)	2021	2022	Total
Extended warranty service	47	20	67

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

Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over sixteen years. We perform an annual review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2020 and 2019, the outstanding balance for intangible assets was $490,385 and $576,923, respectively.

Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2020, the Company had not experienced impairment losses on its long-lived assets. While our current and historical operating losses and cash flow are indicators of impairment, we performed an impairment test at December 31, 2020 and determined that such long-lived assets were not impaired.

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

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company’s auditor since 2015.
Houston, Texas
April 15, 2021

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,540	$29,625
Accounts receivable	131,228	229,402
Inventories, net of $342,496 reserve at December 31, 2020 and December 31, 2019	592,767	617,716
Prepaid expenses and other current assets	314,936	213,549
Total current assets	1,057,471	1,090,292
Investment in equity securities	517,001	16,643
Property and equipment, net	16,490	55,590
Right of use asset leases	221,432	76,586
Intangible assets, net	490,385	576,923
TOTAL ASSETS	$2,302,779	$1,816,034

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$771,945	$815,764
Accrued employee compensation	417,578	451,200
Accrued professional fees and other	2,037,806	1,658,452
Other current liabilities	6,330,722	2,949,621
Deferred revenue	47,328	23,248
Convertible debt, net of unamortized discounts of $3,948,167 and $619,227, respectively	7,545,670	6,121,338

Other debt, net of unamortized discounts of $0 and $1,769, respectively	1,135,469	1,675,667
Operating lease liability	65,193	76,586
Other related party debt	166,000	81,500
Total current liabilities	18,517,711	13,853,376
LONG TERM LIABILITIES
Long term debt	527,039	-
Operating lease liability – long term	156,239	-
Deferred revenue	19,382	18,065
TOTAL LIABILITIES	19,220,371	13,871,441
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2020 and 2019, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on December 31, 2020 and 2019, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2020 and 2019, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2020 and 2019, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on December 31, 2020 and 2019, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on December 31, 2020 and 2019, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,043 and 7,939 shares issued and outstanding on December 31, 2020 and 2019, respectively	81	80

Common stock, $.01 par value; 100,000,000 shares authorized; 4,168,324 and 2,549,620 shares issued and outstanding on December 31, 2020 and 2019 respectively	41,683	25,496
Warrants to acquire common stock	29,192,471	22,599,177
Additional paid-in capital	50,312,968	44,261,105
Accumulated deficit	(96,465,807)	(78,942,277)
Total stockholders’ deficit	(16,917,592)	(12,055,407)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,302,779	$1,816,034

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Year Ended
	December 31,
	2020	2019
Revenue:
Products, services, other	$1,220,591	$1,809,993

Costs and expenses:
Cost of products and services	582,854	1,197,061
Research and development	1,143,420	1,157,222
Selling and marketing	649,783	680,629
General and administrative	3,430,321	4,580,615
Total operating costs and expenses	5,806,378	7,615,527

Operating loss	(4,585,787)	(5,805,534)

Other (expense) income:
Interest expense, net	(8,344,236)	(5,281,480)
Unrealized gain on investment in equity securities	500,358	4,018
Loss on extinguishment of liabilities	(3,575,878)	(795,089)
Total other expense	(11,419,756)	(6,072,551)
Income tax benefit	-	217,168

Net loss	$(16,005,543)	$(11,660,917)

Deemed dividends on beneficial conversion feature	(61,180)	(2,653,344)
Preferred stock dividends	(1,517,987)	(1,553,822)
Net loss attributable to common shareholders	$(17,584,710)	$(15,868,083)

Net loss per share - basic and diluted	$(5.32)	$(7.98)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	3,304,187	1,987,606

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series D		Series G		Series H		Series H(2)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Conversion of debt into Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued for debt extension	-	-	-	-	-	-	-	-
Warrants issued for debt settlement	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-

	Series J		Series K		Series AA
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	3,458	$35	6,880	$68	7,939	80	2,549,620	$25,496
Stock-based compensation	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	188,778	1,888
Conversion of debt and interest for common stock	-	-	-	-	-	-	871,309	8,712
Conversion of debt into Series AA convertible preferred stock	-	-	-	-	44	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	122,135	1,222
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	134,482	1,345
Issuance of common stock for services	-	-	-	-	-	-	76,800	768
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	66,500	665
Preferred Stock offering	-	-	-	-	60	1	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	158,700	1,587
Warrants issued for debt extension	-	-	-	-	-	-	-	-
Warrants issued for debt settlement	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2020	3,458	$35	6,880	$68	8,043	$81	4,168,324	$41,683

	Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2019	$22,599,177	$44,261,105	$-	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	488,792	-	-	488,792
Beneficial conversion feature on debt	-	1,756,311	-	-	1,756,311
Beneficial conversion option on convertible preferred stock	-	61,180	-	-	61,180
Deemed dividend-beneficial conversion feature	-	(61,180)	-	-	(61,180)
Common stock issued for debt settlement	-	372,662	-	-	374,550
Conversion of debt and interest for common stock	-	2,211,730	-	-	2,220,442
Conversion of debt into Series AA convertible preferred stock	38,783	71,217	-	-	110,000
Issuance of common stock for dividends paid-in-kind	-	298,487	-	-	299,709
Issuance of common stock for interest paid-in-kind	-	253,914	-	-	255,259
Issuance of common stock for services	-	178,309	-	-	179,077
Issuance of common stock to settle accrued liabilities	-	127,190	-	-	127,855
Preferred Stock offering	69,580	80,419	-	-	150,000
Series AA Preferred Stock dividend	-	-	-	(1,517,987)	(1,517,987)
Common stock issued with debt	-	212,832	-	-	214,419
Warrants issued for debt extension	1,282,560	-	-	-	1,282,560
Warrants issued for debt settlement	338,412	-	-	-	338,412
Warrants issued with debt	4,863,959	-	-	-	4,863,959
Net loss	-	-	-	(16,005,543)	(16,005,543)
BALANCE, December 31, 2020	$29,192,471	$50,312,968	$-	$(96,465,807)	$(16,917,592)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	300	$3	80,570	$806	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Series AA Preferred stock dividend	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Conversion of Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Preferred stock offering	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Common stock issued for debt extension	-	-	-	-	-	-	-	-
Common stock warrants issued for debt extension	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-

	Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	3,458	$35	6,880	$68	6,499	$65	1,684,182	$16,842
Stock-based compensation	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	139,000	1,390
Beneficial conversion feature on Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Series AA Preferred stock dividend	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	81,767	818
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Conversion of Series AA convertible preferred stock	-	-	-	-	(16)	-	16,000	160
Preferred stock offering	-	-	-	-	1,456	15	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	126,200	1,262
Common stock issued for debt extension	-	-	-	-	-	-	422,234	4,222
Common stock warrants issued for debt extension	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	80,237	802
Warrants issued with debt	-	-	-	-	-	-	-	-
Offering costs for issuance of preferred stock	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2019	3,458	$35	6,880	$68	7,939	$80	2,549,620	$25,496

	Stock Warrants	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE, December 31, 2018	$19,807,247	$39,777,301	$-	$(65,727,538)	$(6,125,071)
Stock-based compensation	-	1,117,277	-	-	1,117,277
Issuance of common stock for services	-	397,210	-	-	398,600
Beneficial conversion feature on Series AA convertible preferred stock	-	2,653,344	-	-	2,653,344
Series AA Preferred stock dividend	-	-	-	(1,553,822)	(1,553,822)
Issuance of common stock for dividends paid-in-kind	-	204,282	-	-	205,100
Beneficial conversion feature on debt	-	558,903	-	-	558,903
Deemed dividend-beneficial conversion feature	-	(2,653,344)	-	-	(2,653,344)
Conversion of Series AA convertible preferred stock	-	(160)	-	-	-
Preferred stock offering	1,902,352	1,736,551	-	-	3,638,918
Conversion of debt and interest for common stock	-	355,248	-	-	356,510
Common stock issued for debt extension	-	644,796	-	-	649,018
Common stock warrants issued for debt extension	275,307	-	-	-	275,307
Common stock issued with debt	-	239,073	-	-	239,875
Warrants issued with debt	208,714	-	-	-	208,714
Offering costs for issuance of preferred stock	405,557	(769,376)	-	-	(363,819)
Net loss	-	-	-	(11,660,917)	(11,660,917)
BALANCE, December 31, 2019	$22,599,177	$44,261,105	$-	$(78,942,277)	$(12,055,407)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For the Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,005,543)	$(11,660,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	76,586	59,799
Common stock issued for interest and extension fees	255,259	-
Depreciation and amortization	127,301	123,596
Inventory reserve	-	68,949
Accretion of discount on loan receivable	(6,250)	-
Accretion of interest and amortization of debt discount	5,436,863	1,353,483
Gain on investment in equity securities	(500,358)	-
Loss on extinguishment of accrued liabilities and debt	1,036,638	795,089
Stock-based compensation expense	488,792	1,117,277
Common stock issued for services	179,077	398,600
Changes in operating assets and liabilities:
Accounts receivable	98,174	245,428
Inventories	24,949	78,814
Prepaid expenses and other assets	(101,387)	(42,815)
Accounts payable	(43,819)	156,908
Accrued employee compensation	(33,622)	(5,732)
Operating lease liability	(76,586)	(59,799)
Deferred revenue and other accrued expenses	4,160,732	1,043,742
Net cash used in operating activities	(4,883,194)	(6,327,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on loan receivable	(795,000)	-
Purchases of property plant and equipment	(1,663)	(23,375)
Net cash used in investing activities	(796,663)	(23,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	283,700	259,500
Payment on related party debt	(199,200)	(193,000)
Net proceeds from convertible debt	8,296,800	6,585,300
Payments on convertible debt	(2,857,007)	(4,396,485)
Net proceeds from non-convertible debt	1,290,539	2,981,750
Payments on non-convertible debt	(1,296,060)	(2,234,704)
Net proceeds from the issuance of Series AA Convertible Preferred Stock	150,000	3,275,099
Net cash provided by financing activities	5,668,772	6,277,460

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,085)	(73,493)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,625	103,118
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,540	$29,625

SUPPLEMENTAL INFORMATION
Interest paid in cash	$764,600	$3,266,399
NON CASH TRANSACTIONS:
Conversion of debt for Series AA preferred stock	110,000	-
Discount due to beneficial conversion feature	1,756,311	558,903
Discount from warrants issued with debt	4,863,959	208,714
Common stock issued in lieu of cash for dividend	299,709	205,100
Common stock issued with debt	214,419	239,875
Common stock issued to settle accrued liabilities	127,855	-
Common stock issued for debt settlement	374,550	-
Conversion of preferred stock into common stock	-	160
Conversion of debt and interest into common stock	2,220,442	356,510
Preferred stock dividend	1,517,987	1,553,822
Deemed dividend-beneficial conversion feature	61,180	2,653,344
Loan extension fees and interest added to principal	152,552	-
Recognition of right of use asset and liability	221,432	–

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

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of December 31, 2020, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 10 and 11, completed debt financing subsequent to December 31, 2020. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the year ended December 31, 2020 we received $9,871,039 net proceeds in additional convertible and non-convertible debt. We also received $150,000 in net proceeds from the sale of Series AA Preferred Stock during the year. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

Management’s plans to alleviate these conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include pursuing one or more of the following options to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

●	Raise funding through the possible additional sales of the Company’s common stock, including public or private equity financings.

●	Raise additional loan funding.

●	Continue to seek partners to advance the PCT, BaroFold, and UST technology platforms.

●	Earn payments pursuant to potential collaboration and license agreements for BaroFold patents.

●	Seek strategic direct equity investments from existing multiple partners

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

The Company believes that its $18,540 in cash and cash equivalents at December 31, 2020 and additional debt and equity financings would allow it to fund its planned operations into the first quarter of 2021. This estimate assumes no additional funding from new partnership agreements, and no accelerated repayment of its term loans. Accordingly, the timing and nature of activities contemplated for the remainder of 2021 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

iii Recent Accounting Pronouncement

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

iv. Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Year Ended December 31,
Primary geographical markets	2020	2019
North America	844	1,111
Europe	88	145
Asia	289	554
	1,221	1,810

	Year Ended December 31,
Major products/services lines	2020	2019
Hardware	568	713
Consumables	205	298
Contract research services	193	543
Sample preparation accessories	116	82
Technical support/extended service contracts	96	116
Shipping and handling	29	41
Other	14	17
	1,221	1,810

	Year Ended December 31,
Timing of revenue recognition	2020	2019
Transferred at a point in time	978	1,228
Transferred over time	243	582
	1,221	1,810

Contract balances

In thousands of US dollars ($)	December 31, 2020	December 31, 2019
Receivables, which are included in ‘Accounts Receivable’	131	229
Contract liabilities (deferred revenue)	67	41

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2021	2022	Total
Extended warranty service	47	20	67

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

v. Beneficial Conversion Features

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

vi. Cash and Cash Equivalents

Our policy is to invest available cash in short-term, investment grade interest-bearing obligations, including money market funds, and bank and corporate debt instruments. Securities purchased with initial maturities of three months or less are valued at cost plus accrued interest, which approximates fair value, and are classified as cash equivalents.

vii. Research and Development

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

viii. Inventories

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2020	2019
Raw materials	$217,682	$167,189
Finished goods	717,581	793,023
Inventory reserve	(342,496)	(342,496)
Total	$592,767	$617,716

ix. Property and Equipment

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

x. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2020, and 2019, the outstanding balance for intangible assets was $490,385 and $576,923, respectively.

xi. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2020, the Company had not experienced impairment losses on its long-lived assets.

xii. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2020, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2020	2019
Top Five Customers	33%	41%
Federal Agencies	4%	12%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2020	2019
Top Five Customers	89%	83%
Federal Agencies	10%	17%

Investment in Equity Securities

As of December 31, 2020, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company). On October 23, 2020 Everest Investments S.A. changed its name to Nexity Global S.A. Nexity is and Everest was listed on the Warsaw Stock Exchange.

We had exchanged 33,334 shares of our common stock for the 100,250 shares we had held in Everest (before the Nexity Merger). We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of December 31, 2020, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs, of our investment in Nexity to be $517,001. We recorded $500,358 as an unrealized gain during the year ended December 31, 2020 for changes in market value.

xiii. Computation of Loss per Share

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

	2020	2019
Numerator:
Net loss attributable to common shareholders	$(17,584,710)	$(15,868,083)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	3,304,187	1,987,606

Loss per common share - basic and diluted	$(5.32)	$(7.98)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2020	2019
Stock options	1,355,901	1,396,302
Convertible debt	4,474,868	2,351,493
Common stock warrants	14,434,702	9,893,034
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	26,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	115,267
Series K Convertible Preferred	229,334	229,334
Series AA Convertible Preferred	8,043,000	7,939,000
	28,808,263	22,079,621

xiv. Accounting for Income Taxes

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2020 and 2019, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2020 and 2019.

xv. Accounting for Stock-Based Compensation

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2019 (there were no option grants in the year ended December 31, 2020):

Assumptions	Non-Employee Board Members	CEO, other Officers and Employees
Expected life	6.0(yrs )	6.0(yrs )
Expected volatility	150.07%	150.07%-157.28%
Risk-free interest rate	1.73%	1.73%-1.79%
Forfeiture rate	5.00%	5.00%
Expected dividend yield	0.0%	0.0%

We recognized stock-based compensation expense of $488,792 and $1,117,277 for the years ended December 31, 2020 and 2019, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2020	2019
Research and development	$141,202	$171,928
Selling and marketing	34,142	86,319
General and administrative	313,448	859,030
Total stock-based compensation expense	$488,792	$1,117,277

During the years ended December 31, 2020 and 2019, the total fair value of stock options awarded was $0 and $817,722, respectively.

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $304,900, which is expected to be recognized over weighted average period of 1.59 years.

xvi. Advertising

Advertising costs are expensed as incurred. We incurred $19,572 in 2020 and $23,797 in 2019 for advertising.

xvii. Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Long-term liabilities include debt with a fair value of $419,320 (carrying amount $527,039) and deferred revenue with a carrying value that approximates fair value. The Company has not elected to carry any of its assets or liabilities at fair value, as allowed by the FASB’s statement of Financial Accounting Standards No. 159, “The Fair Value option for Financial Assets and Financial Liabilities.”

xviii. Fair Value Measurements

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are currently classified within Level 1. The Company does not have any financial liabilities that are required to be measured on a recurring basis at December 31, 2020 and 2019.

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020:

		Fair value measurements at December 31, 2020 using:
	December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$517,001	$517,001	-	-
Total Financial Assets	$517,001	$517,001	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019:

		Fair value measurements at December 31, 2019 using:
	December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	16,643	16,643	-	-
Total Financial Assets	$16,643	$16,643	$-	$-

(4) Property and Equipment, net

Property and equipment as of December 31, 2020 and 2019 consisted of the following components:

	December 31,
	2020	2019
Laboratory and manufacturing equipment	$240,670	$240,670
Office equipment	184,763	183,931
Leasehold improvements	25,248	24,417
PCT collaboration, demonstration and leased systems	53,098	53,098
Total property and equipment	503,779	502,116
Less accumulated depreciation	(487,289)	(446,526)
Net book value	$16,490	$55,590

Depreciation expense for the years ended December 31, 2020 and 2019 was $40,763 and $37,057, respectively.

(5) Intangible Assets

Intangible assets as of December 31, 2020 reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2020. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
BaroFold Patents	$750,000	$750,000
Less accumulated amortization	(259,615)	(173,077)
Net book value	$490,385	$576,923

Amortization expense for each of the years ended December 31, 2020 and 2019 was $86,538 and $86,539, respectively.

(6) Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2020 and 2019 we contributed $13,436 and $15,308, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2020 and 2019, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2020 and 2019. Our tax returns for fiscal years 2017, 2018 and 2019 are open to examination.

We recorded a $0 tax benefit for the year ended December 31, 2020 and a $217,168 income tax benefit for the year ended December 31, 2019 from a corporate alternative minimum tax refund.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Long term deferred taxes:
Inventories	$93,570	$93,570
Accrued expenses	156,699	127,186
Other	15,169	15,169
Non-cash, stock-based compensation, nonqualified	1,206,664	1,073,125
Impairment loss on investment	104,609	104,609
Operating loss carry forwards and tax credits	22,062,690	17,872,050
Less: valuation allowance	(23,639,401)	(19,285,709)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, a valuation allowance was established in 2020 and 2019 for the full amount of our deferred tax assets due to the uncertainty of realization. We believe that based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2020.

We have net operating loss carry-forwards for federal income tax purposes of approximately $76,607,264 as of December 31, 2020. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2022 through 2037. Under the Tax Reform Act, NOL’s generated after December 31, 2017 can offset only 80% of a corporation’s taxable income in any year. With limited exceptions, NOL’s generated after 2017 $34,971,674 cannot be carried back, but they can be carried forward indefinitely.

We have net operating loss carry-forwards for state income tax purposes of approximately $70,101,768 at December 31, 2020. These net operating loss carry-forwards expire at various dates from 2031 through 2038.

We have research and development tax credit carry-forwards for federal income tax purposes of approximately $1,238,308 as of December 31, 2020 and research and development tax credit carry-forwards for state income tax purposes of approximately $306,425 as of December 31, 2020. The federal credit carry-forwards expire at various dates from 2020 through 2039. The state credit carry-forwards expire at various dates from 2023 through 2034.

The following table reconciles the U.S. Federal statutory tax rate to the Company’s effective tax rate:

	2020	2019
Statutory U.S. Federal tax rate	21%	21%
Permanent differences	(0)%	(0)%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	0%	0%
Valuation allowance	(21)%	(22.9)%
Effective tax rate	-%	(1.9)%

(8) Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 30, 2020, that expires December 31, 2021, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA (the “Medford Lease”) from December 30, 2020 to December 30, 2023. The lease requires monthly payments of $7,282 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

The Company accounted for the lease extension of our Medford Lease as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $221,432 based on the net present value of lease payments discounted using an estimated borrowing rate of 12%.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2020:

2021	$170,783
2022	87,383
2023	87,383
Total minimum payments required	$345,549

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2020 or 2019.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $50,000 in 2019 and $60,000 in 2020.

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

Each of these executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of their termination upon a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The severance payment is meant to induce the aforementioned executives to remain in the employ of the Company, in general; and particularly in the occurrence of a change in control, as a disincentive to the control change.

(9) Convertible Debt and Other Debt

Convertible Debt

On various dates during the year ended December 31, 2019, the Company issued convertible notes for net proceeds of approximately $6.6 million which contained varied terms and conditions as follows: a) maturity dates ranging from seven days to 12 months; b) interest rates that accrue per annum ranging from 3% to 15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 to $7.50 or convertible at variable conversion rates either after 6 months after issuance or in the event of a default. Certain of these notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of the shares of common stock or warrants to purchase common stock issued with the notes of $448,589 was recorded as a debt discount and amortized over the term of the notes. We have also evaluated our convertible notes (upon issuance or modification) for any beneficial conversion feature (“BCF”) and recorded a BCF of $558,903 as a debt discount with a corresponding credit to additional paid in capital to be amortized over the term of the notes.

On various dates during the year ended December 31, 2020, the Company issued convertible notes for net proceeds of approximately $8.3 million which contained varied terms and conditions as follows: a) 6-12 month maturity date; b) interest rates of 10-12% per annum c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50. These notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of the shares of common stock issued with the notes of $214,419 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the warrants issued with the notes of $4.9 million was also recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes and recorded a BCF of $1.8 million as a debt discount to be amortized over the term of the notes. Finally, we evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2020. In the year ended December 31, 2020 the amortization of debt discount on convertible notes was $5,118,222.

The specific terms of the convertible notes and outstanding balances as of December 31, 2020 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares

May 17, 2018 (2)	12 months	$380,000	$166,703	$15,200	8%	$2.50	$15,200	$332,407
June 8, 2018 (1) (4)	6 months	$50,000	$50,000	$2,500	2%	$7.50	$2,500	$3,271
October 19, 2018 (1)	6 months	$100,000	$100,000	$-	5%	$7.50	$-	$-
November 13, 2018 (1 (3) (4)	6 months	$200,000	$220,000	$-	5%	$2.50	$-	$168,634
January 3, 2019 (1) (4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
February 21, 2019 (2)	12 months	$215,000	$215,000	$-	4%	$2.50	$15,000	$107,709
March 18, 2019 (1)	6 months	$100,000	$100,000	$-	4%	$7.50	$-	$10,762
June 4, 2019 (2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
June 19, 2019 (2)	12 months	$105,000	$105,000	$-	4%	$2.50	$5,000	$2,646
May 20, 2019 (1) (4)	3 months	$100,000	$91,250	$-	5%	$2.50	$-	$13,439
June 7, 2019 (1) (4)	6 months	$125,000	$110,000	$-	5%	$7.50	$-	$18,254
July 1, 2019 (2)	12 months	$107,500	$107,500	$-	4%	$2.50	$7,500	$85,791
July 19, 2019 (2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
July 19, 2019 (2)	12 months	$130,000	$130,000	$-	6%	$2.50	$6,500	$-
August 14, 2019 (1) (4)	6 months	$50,000	$50,000	$-	2%	$7.50	$-	$-
September 27,2019 (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24, 2019 (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
November 1, 2019 (2)	12 months	$270,000	$270,000	$-	6%	$2.50	$13,500	$-
November 15, 2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
January 2, 2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24, 2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11, 2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17, 2020	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
April 30, 2020	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18, 2020	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
June 2, 2020	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
June 12, 2020	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$20,500
September 25, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$-	$19,125
December 3, 2020	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
December 21, 2020	6 months	$100,000	$100,000	$5,000	12%	$2.50	$29,964	$24,400
October 22, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
December 23, 2020 (5)	6 months	$1,000,000	$1,000,000	$100,000	10%	$2.50	$-	$833,536

			$11,493,837	$1,113,600			$889,714	$7,406,682

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	As of December 31, 2020 lender entered into a Standstill and Forbearance agreement (as described below). Loan is convertible at $2.50 until the expiration of the agreement.
(3)	Interest was capitalized and added to outstanding principal.
(4)	During the year ended December 31, 2020 the Company entered into Rate Modification Agreements with these lenders.
(5)	The Company has agreed to issue shares of common stock or warrants to lenders if their notes are not repaid by a defined date.

As of December 31, 2020 one lender holds approximately $7.2 million of the $11.5 million convertible notes outstanding.

In the year ended December 31, 2020, the Company issued three loans for $875,000 to its pending merger partner, Cannaworx who agreed to repay the loans directly to the Company’s lender, on the Company’s behalf. In the fourth quarter, the Company netted the $875,000 of the receivables against loans payable to this lender following confirmation of a right of offset agreement.

For the year ended December 31, 2020, the Company recognized amortization expense related to the debt discounts indicated above of $5,118,222. The unamortized debt discounts as of December 31, 2020 related to the convertible debentures and other convertible notes amounted to $3,948,167 (net of a $73,750 discount to the $875,000 loan receivable). For the year ended December 31, 2019, the Company recognized amortization expense related to the debt discounts indicated above $1,257,567. The unamortized debt discounts as of December 31, 2019 related to the convertible debentures and other convertible notes amounted to $619,227.

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

On January 31, 2020 and again on March 3, 2020, April 6, 2020, April 30, 2020, May 15, 2020, May 31, 2020, June 15, 2020, June 30, 2020, July 15, 2020, July 31, 2020, August 15, 2020, August 31, 2020, September 15, 2020, September 30, 2020, October 15, 2020, October 31,2020, November 15, 2020, November 30, 2020, December 15, 2020 and December 31,2020 the Company extended these Standstill and Forbearance Agreements until dates ranging from November 16, 2020 to January 15, 2021. For the year ended December 31, 2020, the Company incurred fees of approximately $2.5 million to extend the agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the years ended December 31, 2020 and 2019 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the period or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans in 2020 and 2019. We recorded losses on extinguishment of liabilities of $3,575,878 in 2020 and $795,089 in 2019. Our gains and losses were measured by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt and revolving note payable, net of unamortized discounts, during 2020:

2020
Balance at January 1,	$6,121,338
Issuance of convertible debt, face value	10,202,150
Deferred financing cost	(1,905,350)
Beneficial conversion feature on convertible note	(1,756,311)
Debt discount from shares and warrants issued with debt	(4,874,250)
Conversion of debt into equity	(1,701,872)
Payments	(2,857,007)
Accretion of interest and amortization of debt discount to interest expense through December 31	5,118,222
Note receivable netted against loan	(801,250)
Balance at December 31	7,545,670
Less: current portion	7,545,670
Convertible debt, long-term portion	$-

Other Notes

On September 9, 2019 and February 28, 2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the year ended December 31, 2020, the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five-year term and $3.50 exercise price) and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of December 31, 2020 and 2019 the Company owes $691,500 and $400,000, respectively on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

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

Merchant Agreements

During the years ended December 31, 2020 and 2019 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 6% - 76%. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate.

The following table shows our Merchant Agreements as of December 31, 2020:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
November 5, 2020	$200,000	$275,800	$163,955	1,724.00	$-
November 19, 2020	100,000	137,900	85,013	985.00	-
	$300,000	$413,700	$248,968	$2,709.00	$-

The following table shows our Merchant Agreements as of December 31, 2019:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
August 5, 2019	$600,000	$816,000	$421,024	4,533.33	$6,000
August 19, 2019	350,000	479,500	272,315	2,664.00	3,000
August 23, 2019	175,000	239,750	132,284	1,410.00	1,750
September 19, 2019	275,000	384,275	256,812	2,137.36	5,000
	$1,400,000	$1,919,525	$1,082,435	$10,744.69	$15,750

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

We amortized $318,641 and $95,916 of debt discounts during the years ended December 31, 2020 and 2019, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2020 and 2019 was $0 and $1,769, respectively.

On November 15, 2019 the Company and its Merchant lenders agreed to a temporary reduction in the Daily Payment Rate for the four loans outstanding during 2019 (and as of December 31, 2019). Subsequently, on January 31, 2020, March 2, 2020 and April 6, 2020 the Company and its Merchant lenders agreed to extend the term of the reduction of its Daily Payment Rate, ultimately to April 30, 2020. The Company issued 495,000 warrants to lenders (valued at $969,745) as compensation for these agreements. The warrants have a three-year life and a $3.50 exercise Price. During the year ended December 31, 2020 the Company repaid these loans in full for $970,028 in cash, 112,885 shares of common stock (valued at $225,770) and 56,442 warrants that have a three year life and a $3.50 exercise price (valued at $97,654) and the loss incurred from the settlements is $58,476.

The new loans with Merchant lenders were executed in November 2020, as illustrated in the table as of December 31, 2020.

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at December 31, 2020 and is currently past due.

During the year ended December 31, 2020, we received short-term non-convertible loans of $283,700 from related parties and repaid $199,200 of related party loans. These notes bear interest ranging from 0% to 15% interest and are due upon demand.

Long term debt

During the year ended December 31, 2020, the Company borrowed $527,039 through COVID-19 programs that were sponsored by the United States and administered by the Small Business Administration (the “SBA”). The most notable programs were the Payroll Protection Program (or “PPP”) and the Economic Injury Disaster Loan program (or “EIDL”). The Company’s PPP loan, $377,039, has a two- year term and bears interest at 1% per annum. Under the PPP, the Company can be granted forgiveness for all or a portion of these loans based on the Company’s spending on payroll, mortgage interest, rent and utilities. The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in June 2021. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

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

As of December 31, 2020, there were no shares of Junior A, and Series A, B, C, and E issued and outstanding.

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

During the year ended December 31, 2020, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 60 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of approximately $150,000. We issued to the investors warrants to purchase an aggregate 60,000  shares of common stock with an exercise price of $3.50 per share. The Company did not incur  any placement agent fees for this transaction. In this time we also converted $110,000 of debt into 44 shares of Series AA preferred stock and 44,000 warrants to acquire common stock (five-year term and $3.50 exercise price). The relative fair value of warrants is $38,783.

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

We analyzed these warrants issued in 2019 and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $2,307,909 into equity relating to the 1,455,600 investor warrants and 145,560 broker warrants issued during 2019.

We analyzed the warrants issued in 2020 and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $69,580 into equity relating to the 60,000  investor warrants issued during 2020.

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic BCF of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $61,180 and $2,653,344 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation for the years ended December 31, 2020 and 2019, respectively.

Common Stock

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2020, options to acquire 1,355,901 shares were outstanding under the Plan.

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

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $304,900, which is expected to be recognized over weighted average period of 1.59 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2020, based on the December 31, 2020 closing stock price of $2.12, was $1,240,469.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, January 1, 2019	366,734	$3.39	7,764,821	$3.50	8,131,555	7,792,570
Granted	1,447,420	0.81	2,153,214	3.50	3,600,634
Exercised	-	-	-	-	-
Expired	-	-	(25,001)	14.82	(25,001)
Forfeited	(417,852)	3.39	-	-	(417,852)
Balance outstanding, December 31, 2019	1,396,302	$0.71	9,893,034	$3.52	11,289,336	10,148,543
Granted	-	-	4,925,031	3.50	4,925,031
Exercised	-	-	-	-	-
Expired	-	-	(383,363)	4.01	(383,363)
Forfeited	(40,401)	0.78	-	-	(40,401)
Balance outstanding, December 31, 2020	1,355,901	$0.69	14,434,702	$3.50	15,790,603	15,302,830

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.01	$0.69	1,355,901	8.7	$0.69	867,461	8.6	$0.69
		1,355,901	8.7	$0.69	867,461	8.6	$0.69

Common Stock Issuances

On various dates in the year ended December 31, 2020 the Company issued a total of 1,618,704 shares of restricted common stock at a fair value of approximately $3,671,311 to accredited investors. 76,800 of the shares with a fair value of $179,077 were issued for services rendered; 122,135 of the shares with a fair value of $299,709 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock; 871,309 of the shares with a fair value of $2,220,442 were issued for the conversion of debt and interest for common stock; 323,260 of the shares with a fair value of $629,809 were issued for debt extension, settlement and interest payments, 66,500 shares with a fair value of $127,855 were issued to settle an accrued liability and 158,700 of the shares with a fair value of $214,419 were issued in conjunction with the signing of new convertible loans.

As profiled in the following table, for five loans we are obligated to issue common stock if not paid by defined dates.

		Loan	Percentage of Loan	Defined	Shares Issuable
Loan	Loan Issuance Date	Principal	Principal Issuable	Date	Frequency

Loan 1	July 21, 2020	$115,000	0.0435%	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	0.0362%	November 16, 2020	Weekly
Loan 3	September 23, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 4	September 25, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 5	October 22, 2020	$115,000	0.0652%	December 1, 2020	Weekly

During the year ended December 31, 2020, the Company accrued $4,136 in interest expense for these obligations to issue common stock.

For our loan dated December 23, 2020, we are obligated to issue 100,000 warrants if the loan is not repaid before January 23, 2021 and an additional 10,000 shares of common stock if the loan is not repaid before February 23, 2021. We are also obligated to issue 10,000 shares of common stock and 200,000 warrants if the loan is not repaid before March 23, 2021. If the loan is not repaid on March 23, 2021, 10,000 shares of common stock will be issued every 31 days up to the loan’s maturity date on June 23, 2021.

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

(11) Subsequent Events

From January 1, 2021 through April 11, 2021 the Company received four convertible loans for a total of $957,500. The Company issued 181,000 warrants (five-year life and $3.50 strike price) with three of the loans, and in the fourth loan the Company agreed to issue 5,000 shares of common stock each month over the six-month term as fees paid to the lender. These loans have conversion prices of $2.50, carry interest rates ranging from 10% to 18%, and terms ranging from six to twelve months. In this time, the Company also received $100,000 on the sale of Series AA shares (issuing 40,000 warrants with a five-year term and strike price of $3.50), $85,000 of related party loans, a second Payroll Protection Program (“PPP”) loan sponsored by the United States for $367,037 (1% interest and five-year term), and entered into Merchant Cash lender agreements (collecting $379,704, $110,296 of one merchant cash lender loan was used to settle an existing merchant agreement dated November 5, 2020). One of the Merchant Cash lender loans is personally guaranteed by the Company’s Chief Executive Officer. Under these agreements, the Company pays $4,792 each business day to its Merchant Cash lenders until the lenders have received cumulative payments of $663,460. In this time, the Company’s first PPP loan for $367,039 was forgiven by the United States, and the Company issued 10,000 shares of common stock (valued at $22,800) to a consultant for Investor Relations services, 24,000 stock options to an employee (10 year term and $2.17 per share exercise price) and repaid loans dated May 20, 2019, June 7, 2019 and August 14,2019 for $193,375 and 23,200 shares of common stock (settling principal, interest and fees).

On April 1, 2021, the Company entered into extensions of its Standstill and Forbearance Agreements with lenders who hold convertible notes with a total principal of $1.55 million through April 16, 2021.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2020, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2020, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2020.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	70	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director		2023

Jeffrey N. Peterson	65	Chairman of the Board	Audit, Compensation, Nominating	2021

Dr. Mickey Urdea	68	Director	Scientific Advisory Board	2021

Vito J. Mangiardi	72	Director	Audit, Compensation, Nominating	2022

Kevin A. Pollack	50	Director	Audit, Compensation, Nominating	2022

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

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. From 2017 to 2018, Mr. Pollack served as an advisor to Opiant Pharmaceuticals, Inc. (OPNT-NASDAQ), a pharmaceutical company with a mission to create best-in-class medicines for the treatment of addictions and drug overdose. He previously served as its Chief Financial Officer and as a member of its Board of Directors from 2012 until 2017. He also serves as President of Short Hills Capital LLC. Previously, Mr. Pollack worked in asset management at Paragon Capital LP, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance, and mergers and acquisitions. He served on the Board of Directors of Taronis Fuels, Inc. (TRNF-OTCQB) from 2019 to 2021 and served on the Board of Directors of BBHC, Inc. (TRNX-OTC) from 2012 until 2020. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

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

Name	Age	Position
Richard T. Schumacher	70	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	67	Senior Vice President of Engineering
Alexander Lazarev, Ph.D.	56	Chief Science Officer

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

Dr. Alexander Lazarev has served as our Chief Science Officer since 2019. Prior to that, he serviced as our Vice President of Research and Development since 2007, and he served as our Director of Research and Development, since joining us in 2006. Prior to joining us, Dr. Lazarev worked as a Visiting Scientist at the Barnett Institute of Chemical and Biological Analysis at Northeastern University in 2005, and served as a Director of New Technology Development at Proteome Systems, Inc., where he was involved in research and development of innovative proteomic analysis applications from 2001 until early 2006. From 1998 to 2001, Dr. Lazarev was employed as Senior Scientist at the Proteomics Division of Genomic Solutions, Inc. Prior to his employment at Genomic Solutions, Inc., Dr. Lazarev was employed in an analytical contract service startup company, PhytoChem Technologies, Inc., which was founded as a spin-off from ESA, Inc. in 1997. Previously, Dr. Lazarev held various scientific positions at the Ohio State University School of Medicine and the Uniformed Services University of Health Sciences. Most of his scientific career has been dedicated to development of methods and applications for biochemical analysis. Since 2005, Dr. Lazarev has been elected as an Executive Board member of the MASSEP.org, a non-profit scientific discussion forum dedicated to the promotion and improvement of chromatography and other analytical technologies. Dr. Lazarev earned his undergraduate and graduate degrees at the University of Kazan, Russian Federation.

Section 16(a) Beneficial Ownership Reporting Compliance

Delinquent Section 16(a) Report

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.

Based solely on the Company’s review of the copies of such Forms and written representations from certain reporting persons, the Company believes that all filings required to be made by the Company’s Section 16(a) reporting persons during the Company’s fiscal year ended December 31, 2020 were made on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2020 and 2019 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2020; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2020.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Qualified Deferred Compensation Earning	All other Compensation(3)	Total

Richard T. Schumacher	2020	$308,962	$-	$-	$-	$-	$11,631	$320,593
President, CEO	2019	308,962	-	-	34,840	-	11,408	355,210

Edmund Ting, Ph.D.	2020	207,480	-	-	-	-	3,106	210,586
Senior Vice President of	2019	207,480	-	-	7,665	-	2,043	217,188
Engineering

Alexander Lazarev, Ph.D.	2020	200,000	-	-	-	-	6,554	206,554
Vice President of	2019	198,995	-	-	6,968	-	8,310	214,273
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2020 or 2019.

(2) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 3, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2020, for the relevant assumptions used to determine the valuation of stock option grants.

(3) “All Other Compensation” includes our Company match to the executives’ 401(k) contribution and premiums paid on life insurance for the executives. Both of these benefits are available to all of our employees. In the case of Mr. Schumacher, “All Other Compensation” also includes $8,379 in premiums we paid for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary. “All Other Compensation” for Dr. Lazarev includes $4,250 paid to Dr. Lazarev in lieu of his participation in the medical benefit plan offered by the Company. “All Other Compensation” for Dr. Ting includes $1,500 paid to Dr. Ting in lieu of his participation in the medical benefit plan offered by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2020.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Richard T. Schumacher	8,056	1,944	$0.69	7/18/2028
President, CEO	187,247	235,421	$0.69	12/19/2028

Edmund Y. Ting, Ph.D	17,066	4,119	$0.69	7/18/2028
Senior Vice President of Engineering	31,116	54,439	$0.69	12/19/2028

Alexander V. Lazarev, Ph.D	14,368	3,467	$0.69	7/18/2028
Vice President of Research & Development	26,863	46,642	$0.69	12/19/2028

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2013 Equity Incentive Plan. On December 19, 2019, all outstanding options were repriced and re-issued pursuant to this plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

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

Change-in-Control Arrangements

Pursuant to severance agreements with each of Mr. Schumacher, Dr. Ting, and Dr. Lazarev, each such executive officers, is entitled to receive a change of control payment in an amount equal to one year (other than Mr. Schumacher ) of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of their termination upon a change of control of our Company. In the case of Mr. Schumacher, his payment is equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage.

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2020.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)
Vito J. Mangiardi	70,000	-	-	70,000
Jeffrey N. Peterson	107,500	-	-	107,500
Kevin A. Pollack	72,500	-	-	72,500
Michael S. Urdea, Ph. D.	50,000	-	-	50,000

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and fees ranging from $5,000 to $20,000 for chairing and attending committee meetings in 2020. Mr. Peterson currently earns $20,000 per quarter as chairman of the board of directors. There is no limit to the number of board of directors or committee meetings that may be called.

The following table shows the total number of outstanding stock options as of December 31, 2020 that have been issued as director compensation. The Company did not issue any stock options as director compensation in 2020.

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2020. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of April 8, 2021 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 4,321,973 shares of our common stock issued and outstanding as of April 8, 2021. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 8, 2021, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Richard T. Schumacher(2)	310,313	6.8%
Jeffrey N. Peterson(3)	182,026	4.1%
Kevin A. Pollack(4)	132,381	3.0%
Michael S. Urdea(5)	109,978	2.5%
Vito J. Mangiardi(6)	91,903	2.1%
Edmund Y. Ting, Ph.D.(7)	63,821	1.5%
Alexander V. Lazarev, Ph.D.(8)	54,325	1.2%

All Executive Officers and Directors as a Group (9)	944,747	18.3%

1)	Percentage of ownership is based on 4,321,973 shares of our common stock outstanding as of April 8, 2021.

2)	Includes (i) 255,393 shares of Common Stock issuable upon exercise of options; (ii) 8,800 shares of Common Stock issuable upon the exercise of warrants and (iii) 8,800 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 37,320 shares of Common Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

3)	Includes (i) 120,312 shares of Common Stock issuable upon exercise of options; (ii) 20,000 shares of Common Stock issuable upon the exercise of warrants; (iii) 20,000 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 21,714 shares of Common Stock.

4)	Includes (i) 70,408 shares of Common Stock issuable upon exercise of options; (ii) 20,534 shares of Common Stock issuable upon exercise of warrants; (iii) 20,534 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 20,905 shares of Common Stock.

5)	Includes (i) 52,072 shares of Common Stock issuable upon exercise of options; (ii) 20,200 shares of Common Stock issuable upon exercise of warrants; (iii) 20,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 17,506 shares of Common Stock.

6)	Includes (i) 70,408 shares of Common Stock issuable upon exercise of options; (ii) 4,400 shares of Common Stock issuable upon exercise of warrants; (iii) 4,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 12,695 shares of Common Stock.

7)	Includes (i) 63,006 shares of Common Stock issuable upon exercise of options and (ii) 815 shares of Common Stock.

8)	Includes (i) 53,915 shares of Common Stock issuable upon exercise of options and (ii) 410 shares of Common Stock.

9)	Includes (i) 685,514 shares of Common Stock issuable upon exercise of options; (ii) 73,934 shares of Common Stock issuable upon the exercise of warrants; (iii) 73,934 shares of Common Stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 111,365 shares of Common Stock.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2020 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2013 Equity Incentive Plan	1,355,901	$0.69	1,644,099

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

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at December 31, 2020 and is currently past  due.

During the year ended December 31, 2020, we received short-term non-convertible loans of $283,700 from related parties. The loans were repaid in full as of December 31, 2020, except for $151,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2020.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2020 and 2019:

	Fiscal 2020 Fees	Fiscal 2019 Fees
Audit Fees	$155,000	$97,000
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$155,000	$97,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Company.	S-1	3.1	10/08/1996
3.2	Articles of Amendment to Restated Articles of the Organization of the Company	10-Q	3.1	11/23/2004
3.3	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/18/2009
3.4	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	04/12/2011
3.5	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	11/10/2011
3.6	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	01/04/2013
3.7	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/13/2013
3.8	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/12/2013
3.9	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/05/2014
3.10	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/31/2014
3.11	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	07/28/2015
3.12	Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019.	8-K	3.1	02/15/2019
3.13	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	10/08/1996
3.14	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	3/31/2003
4.1	Specimen Certificate for Shares of the Company’s common stock	10-KSB	4.1	04/22/2005

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934				X
10.1	2013 Equity Incentive Plan.*	S-8	4.1	04/24/2015
10.2	Economic Injury Disaster Loan Note, dated June 25, 2020, issued to the U.S. Small Business Administration	10-Q	10.3	08/14/2020
10.3	Security Agreement, dated June 25, 2020, by and between Pressure BioSciences, Inc. and the U.S. Small Business Administration	10-Q	10.4	08/14/2020
10.4	Paycheck Protection Program Note, dated April 18, 2020, issued to North Easton Savings Bank	10-Q	10.1	06/29/2020
10.5	Form of Amendment to Standstill and Forbearance Agreement entered into in January, March, April, May and June 2020	10-Q	10.3	06/29/2020
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

*Management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2021	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	April 15, 2021
Richard T. Schumacher	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 15, 2021
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 15, 2021
Michael S. Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 15, 2021
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 15, 2021
Kevin A. Pollack

