Form 10-Q
period 2021-03-31
PRESSURE BIOSCIENCES INC
filed 2021-05-17
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

[  ] Yes [X] No

The number of shares outstanding of the Issuer’s common stock as of May 13, 2021 was 5,211,612.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,530	$18,540
Accounts receivable	504,496	131,228
Inventories, net of $342,496 reserve at March 31, 2021 and December 31, 2020	559,365	592,767
Prepaid expenses and other current assets	271,645	314,936
Total current assets	1,386,036	1,057,471
Investment in equity securities	409,098	517,001
Property and equipment, net	14,897	16,490
Right of use asset leases	205,856	221,432
Intangible assets, net	468,750	490,385
TOTAL ASSETS	$2,484,637	$2,302,779
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$711,332	$771,945
Accrued employee compensation	460,280	417,578
Accrued professional fees and other	2,116,468	2,037,806
Other current liabilities	7,490,366	6,330,722
Deferred revenue	41,828	47,328
Convertible debt, net of unamortized discounts of $2,184,810 and $3,948,167, respectively	9,892,777	7,545,670
Other debt, net of unamortized discounts of $2,223 and $0, respectively	1,372,651	1,135,469
Operating lease liability	67,168	65,193
Other related party debt	181,000	166,000
Total current liabilities	22,333,870	18,517,711
LONG TERM LIABILITIES
Long term debt	527,038	527,039
Operating lease liability – long term	138,688	156,239
Deferred revenue	12,404	19,382
TOTAL LIABILITIES	23,012,000	19,220,371
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,083 and 8,043 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	81	81
Common stock, $.01 par value; 100,000,000 shares authorized; 5,271,707, tie to equity statement and 4,168,324 shares issued and outstanding on March 31, 2021 and December 31, 2020 respectively	52,717	41,683
Warrants to acquire common stock	30,005,307	29,192,471
Additional paid-in capital	52,860,129	50,312,968
Accumulated deficit	(103,446,609)	(96,465,807)
Total stockholders’ deficit	(20,527,363)	(16,917,592)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,484,637	$2,302,779

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Revenue:
Products, services, other	$559,874	$253,873
Total revenue	559,874	253,873

Costs and expenses:
Cost of products and services	226,275	175,146
Research and development	299,943	265,690
Selling and marketing	93,328	189,116
General and administrative	1,015,430	1,019,010
Total operating costs and expenses	1,634,976	1,648,962

Operating loss	(1,075,102)	(1,395,089)

Other (expense) income:
Interest expense, net	(4,668,064)	(1,571,800)
Unrealized (loss) gain on investment in equity securities	(107,903)	149,371
Loss on extinguishment of liabilities	(725,159)	(1,136,367)
Other (expense) income	(1,359)	-
Total other expense	(5,502,485)	(2,558,796)
Net loss	(6,577,587)	(3,953,885)
Deemed dividends on beneficial conversion feature	$(57,884)	-
Preferred stock dividends	(403,215)	(324,586)
Net loss attributable to common stockholders	$(7,038,686)	$(4,278,471)
Basic and diluted net loss per share attributable to common stockholders	$(1.45)	$(1.62)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	4,865,826	2,648,039

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,577,587)	$(3,953,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(367,039)	-
Change in operating lease right-of-use-asset	15,576	17,408
Common stock and warrants issued for interest and extension fees	2,622,078	60,560
Depreciation and amortization	27,190	45,000
Accretion of interest and amortization of debt discount	2,165,780	878,242
Loss on extinguishment of accrued liabilities and debt	-	635,000
Stock-based compensation expense	61,237	241,769
Loss (gain) on investment in equity securities	107,903	(149,371)
Common stock issued for services	238,512	-
Changes in operating assets and liabilities:
Accounts receivable	(373,268)	108,472
Inventories	33,402	(38,074)
Prepaid expenses and other assets	43,291	9,699
Accounts payable	(60,613)	54,463
Accrued employee compensation	42,702	(35,885)
Operating lease liability	(15,576)	(17,408)
Deferred revenue and other accrued expenses	799,397	779,371
Net cash used in operating activities	(1,237,015)	(1,364,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(3,962)	-
Net cash used in investing activities	(3,962)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series AA Convertible Preferred Stock	100,000	-
Proceeds from stock option exercises	14,773	-
Net proceeds from convertible debt	730,000	1,865,500
Net proceeds from non-convertible debt – third party	854,538	463,500
Proceeds from non-convertible debt – related party	85,000	8,500
Payments on convertible debt	(191,250)	(520,500)
Payments on non-convertible debt – related party	(70,000)	-
Payments on non-convertible debt	(250,094)	(450,167)
Net cash provided by financing activities	1,272,967	1,366,833

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,990	2,194
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,540	29,625
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,530	$31,819

SUPPLEMENTAL INFORMATION
Interest paid in cash	$37,375	$219,224
NON CASH TRANSACTIONS:
Interest added to principal	-	132,314
Common stock issued for debt settlement	-	25,000
Common stock issued to settle accrued liabilities	-	127,855
Discount from warrants issued with debt	162,654	1,205,010
Preferred stock dividends	403,215	324,586
Conversion of debt and interest into common stock	118,000	-
Discount due to beneficial conversion feature	53,777	404,608
Deemed dividend-beneficial conversion feature	57,884	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D		Series G		Series H		Series H(2)		Series J		Series K		Series AA					Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,043	81	4,168,324	$41,683	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	61,237	-	61,237
Stock option exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,411	214	-	14,559	-	14,773
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(403,215)	(403,215)
Issuance of warrants for interest paid-in-kind															-	-	600,298	-	-	600,298
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	112,400	1,124		237,388	-	238,512
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,777	-	53,777
Series AA Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	40	-	-	-	49,884	50,116	-	100,000
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57,884	-	57,884
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(57,884)	-	(57,884)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	47,200	472	-	117,528	-	118,000
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	922,372	9,224	-	2,012,556	-	2,021,780
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	162,654	-	-	162,654
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,577,587)	(6,577,587)
BALANCE, March 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,083	$81	5,271,707	$52,717	$30,005,307	$52,860,129	$(103,446,609)	$(20,527,363)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,549,620		$25,496	$22,599,177	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	-	241,769
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	(324,586)	(324,586)
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,500		$665	-	-	127,855
Common stock issued or debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000		$100	-	-	25,000
Issuance of common stock for debt extension and interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,521		$385	-	-	60,560
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	-	404,608
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	1,205,010	-	1,205,010
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	609,143	-	609,143
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	(3,953,885)	(3,953,885)
BALANCE, March 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,664,641		$26,646	$24,413,330	$(83,220,748)	(13,659,933)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

1)	Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (“we”, “our”, “the Company”) develops and sells innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to control bio-molecular interactions (e.g., cell lysis, biomolecule extraction) safely and reproducibly. Our primary focus has historically been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. Additionally, major new market opportunities have emerged in the use of our pressure-based technology expertise in two new platform technology areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. for gently controlled disaggregation and refolding of biotherapeutic proteins (the “BaroFold” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) for greatly improved cost-effectiveness, high bioavailability, safer and improved sensory experience in products spanning pharmaceuticals, nutraceuticals, cosmeceuticals, personal care products, agrochemicals, food/beverage and many industrial products and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2021, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 5 and 6. In addition we raised debt and equity capital after March 31, 2021 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2020.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly owned subsidiary PBI BioSeq, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

We account for lease agreements of our instruments in accordance with ASC 842, Leases. We record revenue over the life of the lease term, and we record depreciation expense on a straight-line basis over the thirty-six-month estimated useful life of the Barocycler® instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our accompanying consolidated statements of operations. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made. We pay all maintenance costs associated with the instrument during the term of the leases.

Deferred revenue represents amounts received from service contracts for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. Revenue from service contracts is recorded ratably over the length of the contract.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended March 31,
Primary geographical markets	2021	2020
North America	$208	$143
Europe	84	54
Asia	268	57
	$560	$254

	Three Months Ended March 31,
Major products/services lines	2021	2020
Hardware	$377	$129
Consumables	102	56
Contract research services	6	10
Sample preparation accessories	29	25
Technical support/extended service contracts	24	19
Shipping and handling	19	9
Other	3	6
	$560	$254

	Three Months Ended March 31,
Timing of revenue recognition	2021	2020
Products transferred at a point in time	$538	$225
Services transferred over time	22	29
	$560	$254

Contract balances

In thousands of US dollars ($)	March 31, 2021	December 31, 2020
Receivables, which are included in ‘Accounts Receivable’	$505	$131
Contract liabilities (deferred revenue)	54	67

Transaction price allocated to the remaining performance obligations.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2021	2022	Total
Extended warranty service	$42	12	$54

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31,
	2021	2020
Top Five Customers	88%	68%
Federal Agencies	1%	6%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2021 and December 31, 2020. The Top Five Customers category may include federal agency receivable balances if applicable.

	March 31, 2021	December 31, 2020
Top Five Customers	94%	89%
Federal Agencies	1%	10%

Product Supply

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

We currently manufacture and assemble the Barocycler®, HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler® product line, and future instruments.

Investment in Equity Securities

As of March 31, 2021, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of March 31, 2021, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $409,098. We recorded $107,903 as an unrealized loss during the quarter ended March 31, 2021 for changes in market value.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(7,038,686)	$(4,278,471)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	4,865,826	2,648,039

Loss per common share – basic and diluted	$(1.45)	$(1.62)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H and H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock, and Series AA Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms.

	As of March 31,
	2021	2020
Stock options	1,358,490	1,393,551
Convertible debt	4,757,701	3,125,633
Common stock warrants	14,901,211	11,295,764
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	8,083,000	7,939,000
	29,600,194	24,253,740

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

The Company recognized stock-based compensation expense of $61,237 and $241,769 for the three months ended March 31, 2021 and 2020, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2021	2020
Cost of sales	$5,053	$7,956
Research and development	25,862	38,826
Selling and marketing	4,595	13,936
General and administrative	25,727	181,051
Total stock-based compensation expense	$61,237	$241,769

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021:

		Fair value measurements at March 31, 2021 using:
	March 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$409,098	$409,098	-	-
Total Financial Assets	$409,098	$409,098	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020:

		Fair value measurements at December 31, 2020 using:
	December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	517,001	517,001	-	-
Total Financial Assets	$517,001	$517,001	$-	$-

4)	Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 30, 2020, that expires December 31, 2021, for our corporate office. We expanded our space to include offices, warehouse, and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms as of March 31, 2021:

2021	$128,087
2022	87,383
2023	87,383
Total minimum payments required	$302,853

5)	Convertible Debt and Other Debt

Convertible Debt

On various dates during the three months ended March 31, 2021, the Company issued convertible notes for a total of $860,000 which contained varied terms and conditions as follows: a) 6-12 month maturity date; b) interest rates of 10-18%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50. These notes were issued with warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of warrants issued with the notes of $162,654 was recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes, and recorded a $53,777 beneficial conversion feature as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment at March 31, 2021.

The specific terms of the convertible notes and outstanding balances as of March 31, 2021 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares

May 17, 2018 (2)	12 months	$380,000	$166,703	$15,200	8%	$2.50	$15,200	$332,407
October 19, 2018 (1)	6 months	$100,000	$100,000	$-	5%	$7.50	$-	$-
November 13, 2018 (1) (3) (4)	6 months	$200,000	$220,000	$-	5%	$2.50	$-	$168,634
January 3, 2019 (1)(4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
February 21, 2019 (2)	12 months	$215,000	$215,000	$-	4%	$2.50	$15,000	$107,709
March 18, 2019 (1)	6 months	$100,000	$100,000	$-	4%	$7.50	$-	$10,762
June 4, 2019 (2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
June 19, 2019 (2)	12 months	$105,000	$105,000	$-	4%	$2.50	$5,000	$2,646
June 7, 2019 (1) (4)	6 months	$125,000	$25,000	$-	5%	$7.50	$-	$18,254
July 1, 2019 (2)	12 months	$107,500	$107,500	$-	4%	$2.50	$7,500	$85,791
July 19, 2019 (2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
July 19, 2019 (2)	12 months	$130,000	$130,000	$-	6%	$2.50	$6,500	$-
September 27,2019 (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24, 2019 (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
November 1, 2019 (2)	12 months	$270,000	$270,000	$-	6%	$2.50	$13,500	$-
November 15, 2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
January 2, 2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24, 2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11, 2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020 (1)	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17, 2020 (1)	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
April 30, 2020 (1)	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020 (1)	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18, 2020	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
June 2, 2020	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
June 12, 2020	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$20,500
September 25, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$-	$19,125
December 3, 2020	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
December 21, 2020	6 months	$100,000	$100,000	$5,000	12%	$2.50	$29,964	$24,400
October 22, 2020 (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
December 23, 2020 (5)	6 months	$1,000,000	$1,000,000	$100,000	10%	$2.50	$-	$833,536
January 5, 2021	6 months	$575,000	$575,000	$75,000	18%	$2.50	$-	$-
February 17, 2021	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$180,000
March 23, 2021	12 months	$55,000	$55,000	$5,000	10%	$2.50	$-	$36,431

			$12,077,587	$1,221,100			$907,214	$7,606,403

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	As of March 31, 2021 the Company and lender have agreed to the extension of the Standstill and Forbearance agreements (as described below). Loan is convertible at $2.50 as of March 31, 2021.
(3)	Interest was capitalized and added to outstanding principal.
(4)	During the year ended December 31,2020 the Company entered into Rate Modification Agreements with these lenders. In these agreements five lenders agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.

As of March 31, 2021 one lender holds approximately $7.5 million of the $12.1 million convertible notes outstanding.

For the three months ended March 31, 2021, the Company recognized amortization expense related to the debt discounts indicated above of $2,124,788. The unamortized debt discounts as of March 31, 2021 related to the convertible debentures and other convertible notes amounted to $2,184,810.

Standstill and Forbearance Agreements

The Company has entered into Standstill and Forbearance Agreements with lenders who hold convertible notes with a total principal as of March 31, 2021 of $1.57 million. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate until March 31, 2021 for convertible notes with a principal balance of $469 thousand and until April 16, 2021 for convertible notes with a principal balance of $1.1 million. For the three months ended March 31, 2021, the Company incurred fees of approximately $0.5 million in connection with these agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the three months ended March 31, 2021 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the three months ended March 31, 2021 we recorded losses on extinguishment of liabilities of approximately $1.1 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2021:

2021
Balance at January 1,	$7,545,670
Issuance of convertible debt, face value	860,000
Deferred financing cost	(130,000)
Beneficial conversion feature on convertible note	(53,777)
Debt discount from shares and warrants issued with debt	(162,654)
Payments	(191,250)
Conversion of debt into equity	(100,000)
Accretion of interest and amortization of debt discount to interest expense	2,124,788
Balance at March 31,	9,892,777
Less: current portion	9,892,777
Convertible debt, long-term portion	$–

Other Notes

On September 9, 2019 and February 28,2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the year ended December 31, 2020, the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five-year term and $3.50 exercise price) and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of March 31, 2021 the Company owes $691,500 on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

On October 1, 2019, the Company and the holder of the $170,000 non-convertible loan issued in May 2017 agreed to extend the term of the loan to December 31, 2019. The Company agreed to issue 1,200 shares of its common stock per month while the note remains outstanding. The note will continue to earn 10% annual interest. The loan is currently past due, and the Company and the investor are negotiating in good faith to extend the loan.

On October 11, 2019 we received a non-convertible loan with a one-month term and a 2% interest charge for $25,000 from a private investor. The loan is past due, and the Company and the investor are negotiating in good faith to extend the loan.

Merchant Agreements

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 4% - 5.7% per month. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The Company’s Chief Executive Officer is personally guaranteeing the performance of the merchant loans.

The following table shows our Merchant Agreements as of March 31, 2021:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
November 19, 2020	100,000	137,900	38,468	985.00	-
February 4, 2021	125,000	165,000	102,084	1,032.00	-
March 11, 2021	125,000	167,500	111,565	1,396.00	$2,500
March 26, 2021	240,000	330,960	236,257	2,364.00	-
	$590,000	$801,360	$488,374	$5,777.00	$2,500

The following table shows our Merchant Agreements as of December 31, 2020:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
November 5, 2020	$200,000	$275,800	$163,955	1,724.00	$-
November 19, 2020	100,000	137,900	85,013	985.00	-
	$300,000	$413,700	$248,968	$2,709.00	$-

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

Related Party Notes

In June 2018, we received a non-convertible loan of $15,000 from a private investor. The loan includes a one-year term and 15% guaranteed interest. This loan remains outstanding at March 31, 2021 and is currently past due.

During the three months ended March 31, 2021, we received short-term non-convertible loans of $85,000 from related parties and repaid $70,000 of related party loans. These notes bear interest ranging from 5% to 15% and are due upon demand.

Long term debt

During the quarter ended March 31, 2021, the Company borrowed $367,038 through a COVID-19 program that was sponsored by the United States and administered by the Small Business Administration (the “SBA”). The most notable programs were the Payroll Protection Program (or “PPP”) and the Economic Injury Disaster Loan program (or “EIDL”). PPP loan has a 1% interest rate and a five-year term. During this period, the Company’s first PPP loan borrowed in 2020 ($367,039) was forgiven by the SBA. This gain was reported in losses on extinguishment of liabilities on the consolidated statements of operations.

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

As of March 31, 2021, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2020 for the pertinent disclosures of preferred stock.

During the three months ended March 31, 2021, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 40 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $100,000. We issued to the investors warrants to purchase an aggregate 40,000 shares of common stock with an exercise price of $3.50 per share. The Company did not incur any placement agent fees for this transaction.

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2021, options to acquire 1,358,490 shares were outstanding under the Plan.

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $285,781, which is expected to be recognized over weighted average period of 1.68 years. The aggregate intrinsic value associated with the options outstanding and exercisable, and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2021, based on the March 31, 2021 closing stock price of $2.10, was $1,298,874.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2020	1,355,901	$0.69	14,434,702	$3.50	15,790,603	15,302,830
Granted	24,000	2.17	561,200	3.50	585,200
Exercised	(21,411)	0.69	-	-	(21,411)
Expired	-	-	(94,691)	$3.50	(94,691)
Balance outstanding, March 31, 2021	1,358,490	$0.69	14,901,211	$3.50	16,259,701	15,822,398

In the three months ended March 31, 2021 the Company issued 24,000 stock options to an employee ($49,135 fair value, $2.17 exercise price, three-year vesting term and ten-year expiration term). As of March 31, 2021, the 1,358,490 stock options outstanding have a $0.72 weighted average exercise price and 8.47 years weighted average remaining term. Of these options, 921,187 are currently exercisable.

Common Stock and Warrant Issuances

As profiled in the following table, for five loans we are obligated to issue common stock if not paid by defined dates.

	Loan Issuance	Loan	Shares	Defined	Defined
Loan	Date	Principal	Issuable	Date	Frequency

Loan 1	July 21, 2020	$115,000	5,000	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	12,500	November 16, 2020	Weekly
Loan 3	September 23, 2020	$115,000	12,500	December 1, 2020	Weekly
Loan 4	September 25, 2020	$115,000	12,500	December 1, 2020	Weekly
Loan 5	October 22, 2020	$115,000	12,500	December 1, 2020	Weekly

For our loan dated December 23, 2020, we are obligated to issue 100,000 warrants if the loan is not repaid before January 23, 2021 and an additional 10,000 shares of common stock and 100,000 warrants if the loan is not repaid before February 23, 2021. We are also obligated to issue 10,000 shares of common stock and 200,000 warrants if the loan is not repaid before March 23, 2021. During the quarter ended March 31,2021 the Company issued 400,000 warrants to this lender ($3.50 exercise price and five-year term) with a fair value of $600,298. The Company is also obligated to issue 10,000 shares of common stock to this lender every 31 days up to the loan’s maturity date on June 23, 2021.

During the three months ended March 31, 2021, we issued 922,372 shares of common stock with a fair value of approximately $2.0 million to lenders for interest paid-in-kind, 112,400 shares with a fair value of $238,512 for services rendered, 47,200 shares with a fair value of $118,000 for conversions of debt principal and interest and 21,411 shares for stock option exercises at an exercise price of $0.69 per share. During this period, we also issued 521,200 warrants (five-year term at a $3.50 exercise price) to acquire common stock at a fair value of $0.8 million to lenders in conjunction with signing of new convertible loans and interest paid-in-kind.

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

7)	Subsequent Events

From April 1, 2021 through May 5, 2021 the Company received convertible loans for a total of $747,500. The Company issued 299,000 warrants (five-year life and $3.50 strike price) as fees paid to the lender. These loans have conversion prices of $2.50, carry interest rates of 10%, and terms of twelve months. In this time, the Company received $50,000 of new related party loans and entered into a Merchant Cash lender agreement (collecting $200,000 of which $27,580 was used to settle an existing merchant agreement dated November 19, 2020). Under the Merchant Cash agreement, the Company pays $1,970 each business day to the Merchant Cash lender until the lender has received cumulative payments of $275,800. The Company also partially repaid $300,000 of a loan dated December 23, 2020 and issued 331,370 shares of common stock (valued at $671,066) for interest-paid-in-kind.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications for Ultra Shear Technology (UST);
●	the potential applications of the BaroFold high-pressure protein refolding and disaggregation technology
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of pressure cycling technology (“PCT”) and constant pressure (“CP”) based units that we believe will be installed and the expected increase in revenues from the sale of consumable products, extended service contracts, and biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation, biopharma contract services and Ultra Shear Technology;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing resources in the market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT, as well as for our other products and services in both the BaroFold and Ultra Shear Technology areas.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Report. We qualify all of our forward-looking statements by these cautionary statements.

OVERVIEW:

We are a leader in the development and sale of innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to control bio-molecular interactions safely and reproducibly (e.g., cell lysis, biomolecule extraction). Our primary focus has historically been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. Additionally, major new market opportunities have emerged in the use of our pressure-based technology expertise in two new platform technology areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. for gently controlled disaggregation and refolding of biotherapeutic proteins (the “BaroFold” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) for greatly improved cost-effectiveness, high bioavailability, safer and improved sensory experience in products spanning pharmaceuticals, nutraceuticals, cosmeceuticals, personal care products, agrochemicals, food/beverage and many industrial products and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

On April 29, 2020, we entered into a binding letter of intent to merge with Cannaworx Holdings, Inc. (Cannaworx), and their portfolio of products and intellectual property (the “Cannaworx LOI”). Post-merger, certain Cannaworx products were expected to utilize our proprietary UST platform. Throughout the course of 2020, we entered into four amendments to the Cannaworx LOI, with the last amendment making the LOI mutually non-exclusive and extending the deadline to January 30, 2021 after which it expired. On June 12, 2020, we entered into a one-year Collaboration Agreement with Cannaworx and its parent company, Availa Bio, Inc. on developing UST applications for prospective use and licensing in Cannaworx’s products. All parties remain actively engaged in this collaborative effort.

Developments and Accomplishments:

We reported the following accomplishments during the first quarter of 2021:

●	On March 15, 2021, PBI discussed partnerships with Leica Microsystems (cancer diagnostics) and Ohio State University (food industry consortium) with the Stock Day Podcast.

●	On March 4, 2021, PBI reported that the transformative impact of the food industry consortium formed by Pressure BioSciences and Ohio State University was discussed in a showcase video from Emerging Technology Insider.

●	On February 24, 2021, PBI and Ohio State University announced the formation of a food industry consortium to advance commercialization of the Company’s Ultra Shear Technology (UST) platform.

●	On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier.

●	On January 20, 2021, PBI targeted a revolution in effectiveness of therapeutics via improved drug delivery and dosing safety when the Company announced a collaboration with SinuSys Corp to improve and optimize their lead sinus health product candidate prior to Phase IIb trials.

Results of Operations

The following disclosure compares the results of operations for the quarter ended March 31, 2021 (“Q1 2021”) with March 31, 2020 (“Q1 2020”).

Products and Services Revenue

We recognized total revenue of $559,874 for Q1 2021 compared to $253,873 for Q1 2020. The reported 121% increase was principally attributable to increased sales of PCT instruments and associated consumables.

Cost of Products and Services

The cost of products and services was $226,275 for Q1 2021 compared to $175,146 for Q1 2020. The 29% increase in cost was not consistent with the growth in Products and Services Revenue principally because of discounts provided to purchasers of PCT instruments in the first quarter of 2020, which did not persist to the same degree in the first quarter of 2021.

Research and Development

Research and development expenses were $299,943 for Q1 2021 compared to $265,690 for Q1 2020. The reported increase was 13%.

Selling and Marketing

Selling and marketing expenses were $93,328 for Q1 2021 compared to $189,116 for Q1 2020. The reported decrease of 51% was primarily attributable to reduced employees in sales and marketing.

General and Administrative

General and administrative expenses were $1,015,430 for Q1 2021 compared to $1,019,010 for Q1 2020. The reported decrease was 0.4%.

Operating Loss

Operating loss was $1,075,102 for Q1 2021 compared to $1,395,089 for Q1 2020. The reported decrease of 23% is primarily attributable to revenue growth in 2021.

Interest Expense, net

Interest expense was $4,668,064 for Q1 2021 compared to $1,571,800 for Q1 2020. The increase of 197% was primarily attributable to the increase in convertible and other debt and the issuance of common stock for interest paid-in-kind.

Unrealized (loss) gain on investment in equity securities

Unrealized loss on investments in equity securities was $107,903 for Q1 2021 compared to an unrealized gain of $149,371 for Q1 2020. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized net losses of $725,159 for Q1 2021 compared to $1,136,367 for Q1 2020. The decrease was related to the gain recognized on the forgiveness of our first PPP loan, $367,039.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $7,038,686 ($1.45 per share) for Q1 2021 compared to $4,278,471 ($1.62 per share) for Q1 2020. The decreases in the loss per share was principally attributable to the 84% increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2021, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received $1.8 million in net proceeds from loans and sales of preferred stock in the three months ended March 31, 2021. We have efforts in place to continue to raise cash through debt and equity offerings.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2021 was $1,237,015 as compared to $1,364,639 for the three months ended March 31, 2020.

Net cash used in investing activities for the three months ended March 31, 2021 was $3,962 compared to $0 in the three months ended March 31, 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,272,967 as compared to $1,366,833 for the three months ended March 31,2020. The cash flows from financing activities in the quarter ended March 31, 2021 included $100,000 from the sale of Series AA preferred stock, $1.7 million loan proceeds from convertible debt and other debt. In this period, cash flow from financing was reduced by debt payments of $191,250 on convertible debt, and $320,094 on other debt.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2021 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended March 31, 2021, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Q1 10-Q”). The risks described in our Form 10-K, the Q1 10-Q and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our 10-K for the year ended December 31, 2020 or in Part II, Item 1A of our Q1 10-Q other than the following:

During 2019, the Company issued notes to one holder in the principal amount of $1,155,000. Through March 31, 2021, we have issued other Notes to the same holder such that the current gross amount owed to the holder is approximately $7.5 million. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of March 31, 2021, we had 5,271,707 shares outstanding. As of March 31, 2021, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of March 31, 2021, an additional 29,600,194 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $53.1 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the quarter ended March 31, 2021 the Company issued a total of 1,103,383 shares of restricted common stock to accredited investors and consultants. 47,200 of the shares with a fair value of $118,000 were issued for the conversion of debt and interest for common stock; 922,372 of the shares with a fair value of $2,021,780 were issued for interest paid-in-kind, 112,400 of the shares with a fair value of $238,512 were issued for services rendered and 21,411 of the shares with a fair value of $14,773 were issued for stock option exercises.

During the three months ended March 31, 2021, we issued 521,200 warrants (five-year term at a $3.50 exercise price) to acquire common stock at a fair value of $0.8 million to lenders in conjunction with signing of new convertible loans and interest paid-in-kind.

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

PRESSURE BIOSCIENCES, INC.

Date: May 17, 2021	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

