Form 10-Q
period 2021-09-30
PRESSURE BIOSCIENCES INC
filed 2021-11-17
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 10, 2021 was 7,391,391.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$663,651	$18,540
Accounts receivable	538,632	131,228
Inventories, net of $342,496 reserve at September 30, 2021 and December 31, 2020	796,418	592,767
Prepaid expenses and other current assets	620,960	314,936
Total current assets	2,619,661	1,057,471
Investment in equity securities	112,550	517,001
Property and equipment, net	2,366	16,490
Right of use asset leases	173,274	221,432
Intangible assets, net	425,481	490,385
TOTAL ASSETS	$3,333,332	$2,302,779
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$418,020	$771,945
Accrued employee compensation	142,375	417,578
Accrued professional fees and other	2,021,783	2,037,806
Other current liabilities	7,108,447	6,330,722
Deferred revenue	44,176	47,328
Convertible debt, net of unamortized discounts of $2,692,163 and $3,948,167, respectively	11,760,299	7,545,670
Other debt, net of unamortized discounts of $1,291 and $0, respectively	1,070,526	1,135,469
Operating lease liability	71,301	65,193
Other related party debt	38,000	166,000
Total current liabilities	22,674,927	18,517,711
LONG TERM LIABILITIES
Long term debt	527,038	527,039
Operating lease liability – long term	101,973	156,239
Deferred revenue	8,654	19,382
TOTAL LIABILITIES	23,312,592	19,220,371
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,649 and 8,043 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	87	81
Common stock, $.01 par value; 100,000,000 shares authorized; 8,345,120 and 4,168,324 shares issued and outstanding on September 30, 2021 and December 31, 2020 respectively	83,451	41,683
Warrants to acquire common stock	31,607,879	29,192,471
Additional paid-in capital	62,307,524	50,312,968
Accumulated deficit	(113,979,213)	(96,465,807)
Total stockholders’ deficit	(19,979,260)	(16,917,592)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,333,332	$2,302,779

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products, services, other	$518,365	$533,862	$1,687,166	$1,055,889
Total revenue	518,365	533,862	1,687,166	1,055,889

Costs and expenses:
Cost of products and services	258,170	247,013	771,105	557,041
Research and development	282,622	247,432	839,072	807,724
Selling and marketing	66,068	173,372	252,209	524,586
General and administrative	1,154,063	684,807	2,788,779	2,711,032
Total operating costs and expenses	1,760,923	1,352,624	4,651,165	4,600,383

Operating loss	(1,242,558)	(818,762)	(2,963,999)	(3,544,494)

Other (expense) income:
Interest expense, net	(3,330,101)	(2,204,593)	(11,524,306)	(5,501,272)
Unrealized (loss) gain on investment in equity securities	(162,071)	140,461	(404,451)	486,723
Loss on extinguishment of liabilities	(277,010)	(395,854)	(1,500,395)	(3,242,372)
Other income	60,627	-	119,280	-
Total other expense	(3,708,555)	(2,459,986)	(13,309,872)	(8,256,921)

Net loss	(4,951,113)	(3,278,748)	(16,273,871)	(11,801,415)
Deemed dividends on beneficial conversion feature	(815,914)	-	(873,798)	-
Preferred stock dividends	(432,149)	(396,970)	(1,239,535)	(1,118,526)
Net loss attributable to common stockholders	$(6,199,176)	$(3,675,718)	$(18,387,204)	$(12,919,941)
Basic and diluted net loss per share attributable to common stockholders	$(0.82)	$(1.02)	$(3.02)	$(4.22)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	7,561,728	3,612,958	6,083,017	3,059,095

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,273,871)	$(11,801,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(367,039)	-
Non-cash lease expense	48,158	55,628
Common stock and warrants issued for interest and extension fees	6,208,696	242,350
Depreciation and amortization	83,531	103,424
Accretion of interest and amortization of debt discount	5,308,424	3,454,470
Loss on extinguishment of accrued liabilities and debt	23,004	1,036,638
Stock-based compensation expense	219,943	373,652
Loss (Gain) on investment in equity securities	404,451	(486,723)
Common stock issued for services	579,512	87,963
Changes in operating assets and liabilities:
Accounts receivable	(407,404)	(101,057)
Inventories	(203,651)	101,511
Prepaid expenses and other assets	(306,024)	53,810
Accounts payable	(336,675)	(109,445)
Accrued employee compensation	39,801	(609)
Operating lease liability	(48,158)	(55,628)
Deferred revenue and other accrued expenses	943,400	3,138,667
Net cash used in operating activities	(4,083,902)	(3,906,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on loan receivable	-	(801,250)
Purchases of property plant and equipment	(4,503)	(1,663)
Net cash used in investing activities	(4,503)	(802,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series AA Convertible Preferred Stock	1,015,000	-
Proceeds from stock option exercises	14,773	-
Net proceeds from convertible debt	5,054,500	6,977,800
Net proceeds from non-convertible debt – third party	1,610,688	990,539
Net proceeds from non-convertible debt – related party	194,600	38,500
Payments on convertible debt	(1,608,295)	(1,972,007)
Payments on non-convertible debt – related party	(256,600)	(15,000)
Payments on non-convertible debt	(1,291,150)	(1,245,028)
Net cash provided by financing activities	4,733,516	4,774,804

NET INCREASE IN CASH AND CASH EQUIVALENTS	645,111	65,127
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,540	29,625
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$663,651	$94,752

SUPPLEMENTAL INFORMATION
Interest paid in cash	$802,084	$530,009
NON CASH TRANSACTIONS:
Common stock issued for non-cash warrant exercise	363	-
Loan extension fees and interest added to principal	-	152,552
Common stock issued to settle accrued liabilities	-	127,855
Common stock issued with debt	551,198	147,775
Discount from warrants issued with debt	1,403,546	4,261,055
Common stock issued in lieu of cash for dividend	114,298	221,374
Preferred stock dividends	1,239,535	1,118,526
Conversion of debt and interest into common stock	2,589,990	1,830,543
Discount due to beneficial conversion feature	1,231,528	1,353,694
Deemed dividend - beneficial conversion feature	873,798	-
Conversion of accrued liabilities and debt for Series AA preferred stock	500,250	110,000
Common stock issued for debt settlement	-	374,550

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7939	$80	2,549,620	$25,496	$22,599,177	$44,261,105	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	241,769	-	241,769
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-		(324,586)	(324,586)
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,500	665	-	127,190	-	127,855
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,000	100	-	24,900	-	25,000
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	404,608	-	404,608
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	609,143	-	-	609,143
Issuance of common stock for debt extension and interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	38,521	385	-	60,175	-	60,560
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,205,010	-	-	1,205,010
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,953,885)	(3,953,885)
BALANCE, March 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	2,664,641	$26,646	$24,413,330	$45,119,747	$(83,220,748)	$(13,659,933)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	65,341	-	65,341
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(396,970)	(396,970)
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	577,489	-	577,489
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,000	250	-	87,713	-	87,963
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	42,510	425	-	98,799	-	99,224
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,388	644	-	176,104	-	176,748
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	410,746	4,107	-	1,288,542	-	1,292,649
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	1,753,683	-	-	1,753,683
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	360,602	-	-	360,602
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,568,782)	(4,568,782)
BALANCE, June 30, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,939	$80	3,207,285	$32,072	$26,527,615	$47,413,735	$(88,186,500)	$(14,211,986)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	66,542	-	66,542
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	46,021	460	-	82,106	-	82,566
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	23,130	232	-	44,394	-	44,626
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-			-	-	-	-	-	-	-	-	(396,970)	(396,970)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	299,042	2,990	-	534,904	-	537,894
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,302,362		-	1,302,362
Conversion of debt into Series AA convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	44	-	-	-	38,783	71,217	-	110,000
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	371,597	-	371,597
Common stock issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	178,778	1,788	-	347,762	-	349,550
Warrants issued for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	338,412	-	-	338,412
Common Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	85,000	850	-	146,925	-	147,775
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,278,748)	(3,278,748)
BALANCE, September 30, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	7,983	$80	3,839,256	$38,392	$28,207,172	$49,079,182	$(91,862,218)	$(14,536,380)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit

BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,043	81	4,168,324	$41,683	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	61,237	-	61,237
Stock option exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,411	214	-	14,559	-	14,773
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(403,215)	(403,215)
Issuance of common stock warrants for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	600,298	-	-	600,298
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	112,400	1,124		237,388	-	238,512
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,777	-	53,777
Series AA Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	40	-	-	-	49,884	50,116	-	100,000
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57,884	-	57,884
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(57,884)	-	(57,884)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	47,200	472	-	117,528	-	118,000
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	922,372	9,224	-	2,012,556	-	2,021,780
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	162,654	-	-	162,654
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,577,587)	(6,577,587)
BALANCE, March 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,083	$81	5,271,707	$52,717	$30,005,307	$52,860,129	$(103,446,609)	$(20,527,363)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	63,458	-	63,458
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(404,171)	(404,171)
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	513,070	-	513,070
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	720,610	7,206		1,425,465	-	1,432,671
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	56,067	560		113,738	-	114,298
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,500	925		230,325	-	231,250
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,000	1,200	-	111,677	-	112,877
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	906,188	-	-	906,188
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,745,171)	(4,745,171)
BALANCE, June 30, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,083	$81	6,260,884	$62,608	$30,911,495	$55,317,862	$(108,595,951)	$(22,302,893)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	95,248	-	95,248
Issuance of common stock for non-cash warrant exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	36,290	363	(343,201)	342,838	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	788,200	7,883	-	2,146,064	-	2,153,947
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	135,800	1,358		339,642	-	341,000
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(432,149)	(432,149)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	896,296	8,963		2,231,777	-	2,240,740
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	334,704	-	-	334,704
Series AA Preferred Stock issued for settlement of liabilities	-	-	-	-	-	-	-	-	-	-	-	-	200	2	-	-	245,635	277,617	-	523,254
Series AA Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	366	4	-	-	459,246	455,750	-	915,000
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	664,681	-	664,681
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	815,914	-	815,914
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(815,914)	-	(815,914)
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	227,650	2,276	-	436,045	-	438,321
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,951,113)	(4,951,113)
BALANCE, September 30, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,649	$87	8,345,120	$83,451	$31,607,879	$62,307,524	$(113,979,213)	$(19,979,260)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

1)	Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (“we”, “our”, “the Company”) develops and sells innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to control bio-molecular interactions (e.g., cell lysis, biomolecule extraction) safely and reproducibly. Our primary focus has historically been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. Additionally, major new market opportunities have emerged in the use of our pressure-based technology expertise in two new platform technology areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. for gently controlled disaggregation and refolding of biotherapeutic proteins (the “BaroFold” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) for greatly improved cost-effectiveness, high bioavailability, safer and improved sensory experience in products spanning pharmaceuticals, nutraceuticals, cosmeceuticals, personal care products, agrochemicals, food/beverage and many industrial products and to (ii) prepare higher quality, homogenized, extended shelf-life or room-temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

2)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2021, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 5 and 6. In addition we raised debt and equity capital after September 30, 2021 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3)	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly owned subsidiaries PBI BioSeq, Inc and PBI Agrochem Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2021	2020	2021	2020
North America	$351	$387	$1,036	$694
Europe	57	2	244	6
Asia	110	145	407	356
	$518	$534	$1,687	$1,056

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2021	2020	2021	2020
Hardware	$276	$313	$989	$569
Consumables	45	49	191	156
Contract research services	100	84	242	128
Sample preparation accessories	39	40	108	98
Technical support/extended service contracts	26	33	84	69
Shipping and handling	11	11	46	26
Other	21	4	27	10
	$518	$534	$1,687	$1,056

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2021	2020	2021	2020
Products transferred at a point in time	$392	$417	$1,361	$859
Services transferred over time	126	117	326	197
	$518	$534	$1,687	$1,056

Contract balances

In thousands of US dollars ($)	September 30, 2021	December 31, 2020
Receivables, which are included in ‘Accounts Receivable’	$539	$131
Contract liabilities (deferred revenue)	53	67

Transaction price allocated to the remaining performance obligations.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

Schedule of Future Related to Performance Obligations

In thousands of US dollars ($)	2021	2022	Total
Extended warranty service	$44	$9	$53

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

The following table illustrates the level of concentration as a percentage of total revenues during the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended
	September 30,
	2021	2020
Top Five Customers	56%	59%
Federal Agencies	3%	2%

	For the Nine Months Ended
	September 30,
	2021	2020
Top Five Customers	42%	36%
Federal Agencies	6%	3%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2021 and December 31, 2020. The Top Five Customers category may include federal agency receivable balances if applicable.

	September 30, 2021	December 31, 2020
Top Five Customers	63%	89%
Federal Agencies	2%	10%

Product Supply

In recent years we utilized a contract assembler for our Barocycler® 2320EXT. They provided us with precision manufacturing services that included management support services to meet our specific application and operational requirements. Among the services provided to us were:

●	CNC Machining

●	Contract Assembly & Kitting

●	Component and Subassembly Design

●	Inventory Management

●	ISO certification

Beginning in July 2021, we brought the assembly of our Barocycler 2320EXT instruments in-house. This became necessary when our independent contract assembler (CBM Industries) informed us that they were about to need 100% of their assembly space for one of their customers, who was in fact one of the largest life science instrument manufacturers in the U.S. We worked with our notified body to gain approval to use both the CE and CSA marks on the instrument, which we received during Q3 2021. Until further notice, we expect to continue to assemble our Barocycler 2320EXT instrument at our Easton MA location.

We currently manufacture and assemble the Barocycler®, HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler® product line, and future instruments.

Investment in Equity Securities

As of September 30, 2021, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of September 30, 2021, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $112,550. We recorded $404,451 as an unrealized loss during the nine months ended September 30, 2021 for changes in market value.

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

The following table illustrates our computation of loss per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(6,199,176)	$(3,675,718)	$(18,387,204)	$(12,919,941)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	7,561,728	3,612,958	6,083,017	3,059,095

Loss per common share – basic and diluted	$(0.82)	$(1.02)	$(3.02)	$(4.22)

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

	As of September 30,
	2021	2020
Stock options	1,342,490	1,392,370
Convertible debt	5,330,318	4,610,868
Common stock warrants	16,265,570	13,831,497
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	8,649,000	7,983,000
	32,087,170	28,317,527

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

The Company recognized stock-based compensation expense of $95,248 and $66,542 for the three months ended September 30, 2021 and 2020, respectively. The Company recognized stock-based compensation expense of $219,943 and $373,652 for the nine months ended September 30, 2021 and 2020, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales	$8,664	$5,164	$18,824	$18,227
Research and development	43,031	26,423	95,384	91,386
Selling and marketing	7,168	6,428	17,650	26,722
General and administrative	36,385	28,527	88,085	237,317
Total stock-based compensation expense	$95,248	$66,542	$219,943	$373,652

Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair value. The carrying amount of long-term debt approximates fair value due to interest rates that approximate prevailing market rates.

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021:

		Fair value measurements at September 30, 2021 using:
	September 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$112,550	$112,550	-	-
Total Financial Assets	$112,550	$112,550	$-	$-

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms as of September 30, 2021:

2021	$42,696
2022	87,383
2023	87,383
Total minimum payments required	$217,462

Target Discovery, Inc.

In the nine months ended September 30, 2021, the Company incurred $44,600 in fees with Target Discovery, Inc. for the use of their facilities and other services.

5)	Convertible Debt and Other Debt

Convertible Debt

On various dates during the nine months ended September 30, 2021, the Company issued convertible notes for a total of $5,857,375 which contained varied terms and conditions as follows: a) 6-12 month maturity date; b) interest rates of 10-18%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with either shares of common stock or warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock and warrants issued with the notes of $1,954,744 was recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes, and recorded a $1,231,528 beneficial conversion feature as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment at September 30, 2021.

The specific terms of the convertible notes and outstanding balances as of September 30, 2021 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/ shares

May 17, 2018 (1)(2)	12 months	$380,000	$166,703	$15,200	8%	$2.50	$15,200	$332,407
January 3, 2019 (1) (4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
June 4, 2019 (1)(2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
July 19, 2019 (1)(2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
September 27, 2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24,2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
11/15/2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
1/2/2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
1/24/2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
1/29/2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
2/12/2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
2/19/2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
3/11/2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
3/13/2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
3/26/2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
4/8/2020 (1)	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
4/17/2020 (1)	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
4/30/2020 (1)	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
5/6/2020 (1)	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
5/18/2020 (1)	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
6/2/2020 (1)	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
6/12/2020 (1)	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
6/22/2020 (1)	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020 (1)	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020 (1)	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020 (1)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020 (1)	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020 (1)	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (1) (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$20,500
September 25, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$-	$19,125
December 3, 2020 (1)	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
October 22, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
January 5, 2021 (1)	6 months	$575,000	$475,000	$75,000	18%	$2.50	$-	$-
February 17, 2021	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$180,000
March 23, 2021	12 months	$55,000	$55,000	$5,000	10%	$2.50	$-	$36,431
May 24, 2021	6 months	$54,625	$54,625	$7,125	12%	$2.50	$-	$-
May 6, 2021	12 months	$402,500	$402,500	$52,500	10%	$2.50	$35,000	$312,551
June 17, 2021	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$144,760
June 25, 2021	12 months	$977,500	$977,500	$127,500	10%	$2.50	$-	$773,802
May 20, 2021	12 months	$180,000	$30,000	$30,000	10%	$2.50	$15,000	$25,824
June 3, 2021	12 months	$50,000	$50,000	$1,500	12%	$2.50	$-	$7,948
June 28, 2021	12 months	$350,000	$350,000	$35,000	12%	(6)	$22,750	$267,250
July 3, 2021	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$90,000
July 1, 2021	6 months	$260,000	$260,000	$10,000	12%	$2.50	$-	$89,640
July 6, 2021	6 months	$125,000	$125,000	$-	12%	$2.50	$-	$42,031
July 6, 2021	6 months	$125,000	$125,000	$-	12%	$2.50	$-	$42,031
July 15, 2021	6 months	$100,000	$100,000	$5,000	12%	(7)	$-	$57,716
July 16, 2021	6 months	$50,000	$50,000	$2,000	12%	$3.00	$-	$40,806
July 16, 2021 (3)	6 months	$306,250	$306,250	$56,250	(3)	(8)	$22,500	$227,500
July 16, 2021 (3)	6 months	$306,250	$306,250	$56,250	(3)	(8)	$12,500	$237,500
July 16, 2021 (3)	6 months	$122,500	$122,500	$22,500	(3)	(8)	$5,000	$95,000
August 31, 2021	6 months	$189,750	$189,750	$24,750	10%	(9)	$16,500	$148,500
Sept. 8, 2021	8 months	$78,000	$78,000	$3,000	12%	(7)	$-	$40,449
Sept. 10, 2021	8 months	$100,000	$100,000	$4,000	12%	(7)	$-	$43,520
Sept. 15, 2021	8 months	$250,000	$250,000	$12,500	12%	(7)	$-	$108,801
Sept. 16, 2021	8 months	$250,000	$250,000	$12,500	12%	(7)	$-	$112,337
Sept. 24, 2021	8 months	$125,000	$125,000	$6,250	12%	$(7)	$-	$61,876
Sept. 15, 2021	6 months	$250,000	$250,000	$37,500	12%	$(7)	$30,000	$-

			$14,452,462	$1,667,225			$1,019,000	$9,324,513
(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	In recent quarters the Company and lenders have entered into Standstill and Forbearance Agreements (as described below).
(3)	Note is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. and interest rate is 18.4% OID.
(4)	During the year ended December 31, 2020 the Company entered into a Rate Modification Agreement with this lender. In this agreement the lender agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.
(6)	Loan is not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lesser of $2.50 per share or 90% of the lowest trading price over the previous 20 days. The loan is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
(7)	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
(8)	Notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
(9)	Conversion price of this note is $2.50 and will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default. Additionally, if an up-list to a national exchange occurs while this note is outstanding, the conversion price shall be changed to the lower of (i) the conversion price or (ii) a 25% discount to the up-list price.

As of September 30, 2021 one lender holds approximately $9.4 million of the $14.5 million convertible notes outstanding.

For the nine months ended September 30, 2021, the Company recognized amortization expense related to the debt discounts indicated above of $5,260,151. The unamortized debt discounts as of September 30, 2021 related to the convertible debentures and other convertible notes amounted to $2,692,163.

Standstill and Forbearance Agreements

The Company has entered into Standstill and Forbearance Agreements with lenders who hold  variable-rate  convertible notes with a total principal as of June 30, 2021 of $1.57 million. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate until March 31, 2021 for convertible notes with a principal balance of $469,000  and until April 16, 2021 for convertible notes with a principal balance of $1.1 million. During the third quarter of 2021, the Company settled three lenders (five Notes) with total principal of  $827,500, leaving two final lenders (five Notes) with total principal of $741,500 outstanding. For the nine months ended September 30, 2021, the Company incurred  interest, penalties, and fees of approximately $1.25 million in connection with Standstill and Forbearance Agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the nine months ended September 30, 2021 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the nine months ended September 30, 2021 we recorded losses on extinguishment of liabilities of approximately $1.9 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2021:

2021
Balance at January 1,	$7,545,670
Issuance of convertible debt, face value	5,857,375
Deferred financing cost	(802,875)
Beneficial conversion feature on convertible note	(1,231,528)
Debt discount from shares and warrants issued with debt	(1,954,744)
Payments	(1,608,295)
Conversion of debt into equity	(1,305,455)
Accretion of interest and amortization of debt discount to interest expense	5,260,151
Balance at September 30,	11,760,299
Less: current portion	11,760,299
Convertible debt, long-term portion	$–

Other Notes

On September 9, 2019 and February 28, 2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the year ended December 31, 2020, the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five-year term and $3.50 exercise price) and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of September 30, 2021, the Company owes $691,500 on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

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

On October 11, 2019 we received a non-convertible loan with a one-month term and a 2% interest charge for $25,000 from a private investor. During the quarter ended September 30, 2021 the Company issued 17 shares of Series AA preferred stock and 17,000 warrants to acquire common stock (five year term and $3.50 exercise price) to the investor to settle principal and interest on this loan. See Note 6.

Merchant Agreements

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 9.3% - 14% per month. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The Company’s Chief Executive Officer is personally guaranteeing the performance of the merchant loans.

The following table shows our Merchant Agreements as of September 30, 2021:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
March 26, 2021	240,000	330,960	20,775	2,364	-
May 3, 2021	200,000	275,800	51,470	1,970	5,000
June 2, 2021	135,000	186,165	61,657	1,400	1,350
July 6, 2021	125,000	166,250	76,416	1,279	2,500
	$700,000	$959,175	$210,318	$7,013	$8,850

The following table shows our Merchant Agreements as of December 31, 2020:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Daily Payment Rate	Deferred Finance Fees
November 5, 2020	$200,000	$275,800	$163,955	1,724	$-
November 19, 2020	100,000	137,900	85,013	985	-
	$300,000	$413,700	$248,968	$2,709	$-

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

Related Party Notes

During the nine months ended September 30, 2021, we received short-term non-convertible loans of $194,600 from related parties, which bear interest ranging from 10% to 15% and are due upon demand. In this time, we repaid 2021 and prior loans for $256,600 in cash and issued 69.5 shares of Series AA preferred stock and 69,450 warrants to acquire common stock (five year term and $3.50 exercise price) to settle $66,000 principal and $107,625 interest. See Note 6.

Long term debt

During the nine months ended September 30, 2021, the Company borrowed $367,038 through a COVID-19 Payroll Protection Program (or “PPP”) that was sponsored by the United States and administered by the Small Business Administration (the “SBA”). The PPP loan has a 1% interest rate and a five-year term. During this period, a prior PPP loan to the Company, borrowed in 2020 ($367,039) was forgiven by the SBA. This gain was reported in losses on extinguishment of liabilities on the consolidated statements of operations.

The Company also entered into another COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in June 2021. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

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

As of September 30, 2021, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2020 for the pertinent disclosures of preferred stock.

During the nine months ended September 30, 2021, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 406 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $1,015,000. We issued to the investors warrants to purchase an aggregate 406,000 shares of common stock with an exercise price of $3.50 per share. The Company did not incur any placement agent fees for these transactions.

Stock Options and Warrants

At the Company’s December 12, 2013 Special Meeting, the shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Under the 2013 Plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2021, options to acquire 1,342,490 shares were outstanding under the Plan.

As of September 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $178,801, which is expected to be recognized over weighted average period of 1.43 years. The aggregate intrinsic value associated with the options outstanding and exercisable, and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2021, based on the September 30, 2021 closing stock price of $2.50, was $1,897,066.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted		Weighted
	Average		Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2020	1,355,901	$0.69	14,434,702	$3.50	15,790,603	15,302,830
Granted	24,000	2.17	2,164,366	3.59	2,188,366	-
Exercised	(21,411)	0.69	(187,500)	3.50	(208,911)	-
Expired/forfeited	(16,000)	0.69	(145,998)	$3.50	(161,998)	-
Balance outstanding, September 30, 2021	1,342,490	$0.72	16,265,570	$3.50	17,608,060	17,313,673

In the nine months ended September 30, 2021 the Company issued 24,000 stock options to an employee ($49,135 fair value, $2.17 exercise price, three-year vesting term and ten-year expiration term). As of September 30, 2021, the 1,342,490 stock options outstanding have a $0.72 weighted average exercise price and 7.96 years weighted average remaining term. Of these options, 1,048,103 are currently exercisable.

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

For the nine-month period ended September 30,2021 the Company is obligated to issue 1,244,286 shares of common stock for the loans listed in the above table, but has not issued the shares. The Company and the lenders are negotiating in good faith to resolve these loans and expect to reach a settlement in the coming month. See Note 7.

For our loan dated December 23, 2020, we are obligated to issue 100,000 warrants if the loan is not repaid before January 23, 2021 and an additional 10,000 shares of common stock and 100,000 warrants if the loan is not repaid before February 23, 2021. We are also obligated to issue 10,000 shares of common stock and 200,000 warrants if the loan is not repaid before March 23, 2021. During the nine months ended September 30, 2021 the Company issued 400,000 warrants to this lender ($3.50 exercise price and five-year term) with a fair value of $600,298. The Company is also obligated to issue 10,000 shares of common stock to this lender every 31 days up to the loan’s maturity date on June 23, 2021.

During the nine months ended September 30, 2021, we issued 2,431,182 shares of common stock with a fair value of approximately $5.6 million to lenders for interest paid-in-kind, 248,200 shares with a fair value of $579,512 for services rendered, 1,035,996 shares with a fair value of $2,589,990 for conversions of debt principal and interest, 21,411 shares for stock option exercises (at an exercise price of $0.69 per share), 56,067 shares with a fair value of $114,298 for dividends paid-in-kind and 347,650 shares with a fair value of $551,198 for new convertible debt issuances and 36,290 shares of common stock for a non-cash warrant exercise. During this period, we also issued 1,558,266 warrants (three to five-year term at a $3.50 to $5.00 exercise price) to acquire common stock at a fair value of $2.0 million to lenders in conjunction with signing of new convertible loans and interest paid-in-kind (including the 400,000 warrants issued.disclosed above). In this period we also issued 200 shares of Series AA preferred stock and 200,100 warrants to acquire common stock (five year term and $3.50 exercise price) for settlement of liabilities, including accrued expense, accrued compensation to employees and non-convertible debt and related interest. The relative fair value of these warrants is $245,635. The Company also recognized a $23,004 loss on settlement of liabilities, which is included in losses on extinguishment of liabilities on the consolidated statement of operations.

During the nine months ended September 30, 2020, we issued to Series AA holders 87,518 shares of common stock for dividends totaling of $221,374 issued in stock in lieu of cash. During this period we also issued 1,202,118 shares of restricted common stock at a fair value of $2.8 million to accredited investors and consultants. 709,788 of the shares with a fair value of $1.8 million were issued for conversions of debt principal and interest; 315,830 of the shares with a fair value of $616,900 were issued for debt extensions, settlements and interest payments; 66,500 shares with a fair value of $127,855 were issued to settle an accrued liability; 85,000 shares with a fair value of $147,775 were issued with new convertible debt issuances; and 25,000 shares with a fair value of $87,963 were issued for services rendered. During this period, we also issued 4,168,531 warrants (three-year or five-year term at a $3.50 exercise price) to acquire common stock at a fair value of $5.6 million to lenders in conjunction with signing of new convertible loans and debt extensions and settlement. In this period we also converted $110,000 of debt into 44 shares of Series AA preferred stock and 44,000 warrants to acquire common stock (five-year term and $3.50 exercise price). The relative fair value of warrants is $38,783.

7)	Subsequent Events

From October 1, 2021 through November 11, 2021 the Company received two fixed rate convertible loans for a total of $379,500. The Company issued 52,000 shares of common stock as fees paid to the lender. The loans have a fixed conversion rate of $2.50, carry an annual interest rate of 10%, and a twelve-month term.

In this period the Company also partially repaid a convertible loan dated September 23, 2021 for $100,000, issued 160,000 shares of common stock (together with another 15,000 shares of common stock for a conversion fee) to convert a loan dated January 6, 2021 and issued 13,000 shares of common stock to extend the maturity date of a loan dated July 21, 2021 to February 15, 2022.  In this time the Company also borrowed $15,000 from a related party, repaid a related party $23,000, issued 85,000 shares of common stock for professional services contracts (six-to-eight month terms) and issued 100,000 shares of common stock to a lender as interest paid-in-kind.

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

Developments and Accomplishments:

We reported the following accomplishments during the nine months of 2021:

●	On September 30, 2021 PBI reports its UST platform successfully transforms Neem Oil into a novel, highly potent nanoemulsion for more effective agrochemical applications

●	On September 29, 2021 PBI announced forward integration plans for Ultra Shear Technology (UST) demonstration and to manufacturing partnerships on U.S. east and west coasts.

●	On August 19, 2021 PBI reports Q2 financial results, including a 127% growth in total revenue, 178% growth in instrument sales, 298% growth in UST/BaroFold services, and a concomitant 51% decrease in operating loss.

●	On August 18, 2021 PBI expands on recent announcements (i) $1M in orders for PBI Agrochem, (ii) growth plan and goals for 2nd half of 2021, and (iii) pending acquisition of eco-friendly assets at the August 18 Emerging Growth Investor Conference.

●	On August 12, 2021 PBI’s new green, eco-friendly wholly-owned agrochem subsidiary (PBI Agrochem) receives over $1,000,000 in orders in first month of operations.

●	On August 5, 2021 PBI unveils aggressive growth plan and goals for second half 2021; Company marches toward UST commercial release; up-listing, and profitability.

●	On July 21, 2021 PBI’s President & CEO Ric Schumacher spoke at the July 21st Emerging Growth Conference where he expanded on the recent UST platform breakthroughs and impending agrochem asset acquisition.

●	On July 21, 2021 PBI announces major business expansion, establishing eco-friendly agrochemicals subsidiary and initiating plans to drive accretive 2021 revenue.

●	On July 13, 2021 PBI’s UST-enabled nanoemulsions soar past one-year stability goal; results open explosive growth potential for water-soluble CBD-infused beverages worldwide.

●	On July 1, 2021 PBI reported its novel UST platform delivered breakthrough nanoemulsion processing for one of the world’s most potent antioxidants – Astaxanthin.

●	On July 23, 2021 PBI presented a corporate overview - including a discussion of its resurgent revenue growth in 2021, the potential impact of the anticipated commercial release of its revolutionary Ultra Shear Technology™ (UST™) platform by Q4 2021, and its impending acquisition of assets of a global, eco-friendly agrochemicals at the Emerging Growth Conference.

●	On May 19, 2021 PBI reports resurgent growth in 1st Quarter 2021: total revenue up 121%, instrument sales up 235%, consumable sales up 81%, gross margins up (31-60%), and operating loss down 23%.

●	On May 13, 2021, PBI was awarded three additional patents for its revolutionary Ultra Shear Technology™ (UST™) platform, all entitled “System for High Pressure, High Shear Processing of Fluids”. The new patents, awarded in Japan (No. 6843063), Australia (No. 2016243553), and China (ZL201680026865.2), bring the Company’s Intellectual Property (“IP”) estate to a total of 6 issued patents for UST and 29 issued patents overall.

●	On April 14, 2021, PBI finalized terms and executed a new letter of intent to purchase the assets of an internationally-based developer and supplier of organically natural, eco-friendly agrochemicals.

●	On March 15, 2021, PBI discussed partnerships with Leica Microsystems (cancer diagnostics) and Ohio State University (food industry consortium) with the Stock Day Podcast.

●	On March 4, 2021, PBI reported that the transformative impact of the food industry consortium formed by Pressure BioSciences and Ohio State University was discussed in a showcase video from Emerging Technology Insider.

●	On February 24, 2021, PBI and Ohio State University announced the formation of a food industry consortium to advance commercialization of the Company’s Ultra Shear Technology (UST) platform.

●	On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier.

●	On January 20, 2021, PBI targeted a revolution in effectiveness of therapeutics via improved drug delivery and dosing safety when the Company announced a collaboration with SinuSys Corp to improve and optimize their lead sinus health product candidate prior to Phase IIb trials.

Results of Operations

The following disclosure compares the results of operations for the quarter ended September 30, 2021 (“Q3 2021”) with September 30, 2020 (“Q3 2020”) and compares the nine months ended September 30, 2021 with September 30, 2020.

Products and Services Revenue

We recognized total revenue of $518,365 for Q3 2021 compared to $533,862 for Q3 2020, a 3% decrease. For the year-to-date periods ending on September 30, 2021 and 2020 we recognized total revenue of $1,687,166 and $1,055,889, respectively, a 60% increase, principally from a 76% increase in instrumentation revenue and a 96% increase in Barofold scientific services revenue.

Cost of Products and Services

The cost of products and services was $258,170 for Q3 2021 compared to $247,013 for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 our cost of products and services was $771,105 and $557,041, respectively. Gross profit margin on products and services decreased to 50% in Q3 2021 from 54% in Q3 2020. For the year-to-date period, gross profit margin increased to 54% in the Q3 2021 period from 47% in the Q3 2020 period from a larger portion of biopharma services that have higher profit margins.

Research and Development

Research and development expenses were $282,622 for Q3 2021 compared to $247,432 for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 these expenses were $839,072 and $807,724, respectively. The reported increases were 14% and 4%, respectively.

Selling and Marketing

Selling and marketing expenses were $66,068 for Q3 2021 compared to $173,372 for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 these expenses were $252,209 and $524,586, respectively. The reported decreases were primarily attributable to reduced employees in sales and marketing.

General and Administrative

General and administrative expenses were $1,154,063 for Q3 2021 compared to $684,807 for Q3 2020, an increase of $469,256 or 69%. This increase was attributable to 135,800 shares of common stock (valued at $341,000) issued to investor relations vendors in the third quarter of 2021. For the year-to-date periods ending on September 30, 2021 and 2020 these expenses were $2,788,779 and $2,711,032 respectively, an increase of $77,747 or 3%.

Operating Loss

Operating loss was $1,242,558 for Q3 2021 compared to $818,762 for Q3 2020, an increase of $423,796, or 52%, principally related to higher general and administrative expenses, and more specifically the timing of investor relations expenses falling within the third quarter (as discussed above). For the year to date periods ending on September 30, 2021 and 2020 the operating loss was $2,963,999 and $3,544,494, respectively, a $580,495 reduction, or 16%. The reported decreases were primarily attributable to increases in revenue and gross margin in 2021.

Interest Expense, net

Interest expense was $3,330,101 for Q3 2021 compared to $2,204,593 for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 these expenses were $11,524,306 and $5,501,272, respectively. The increases were primarily attributable to the increase in convertible and other debt and the issuance of common stock for interest paid-in kind.

Unrealized (loss) gain on investment in equity securities

Unrealized loss on investments in equity securities was $162,071 for Q3 2021 compared to an unrealized gain of $140,461 for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 the unrealized loss was $404,451 and an unrealized gain of $486,723, respectively. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized net losses of $277,010 for Q3 2021 compared to $395,854 of losses for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 these losses were $1,500,395 and $3,242,372, respectively. The decreases were principally related to the gain recognized on the forgiveness of our first PPP loan of $367,039.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $6,199,176 ($0.82 per share) for Q3 2021 compared to $3,675,718 ($1.02 per share) for Q3 2020. For the year-to-date periods ending on September 30, 2021 and 2020 the losses were $18,387,204 ($3.02 per share) and $12,919,941 ($4.22 per share), respectively. The decreases in loss per share were principally attributable to the increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2021, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received $7.9 million in net proceeds from loans and sales of preferred stock in the nine months ended September 30, 2021. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 7 to the financial statements)

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2021 was $4,083,902 as compared to $3,906,764 for the nine months ended September 30, 2020.

Net cash used in investing activities for the nine months ended September 30, 2021 was $4,503 compared to $802,913 in the nine months ended September 30, 2020.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $4,733,516 as compared to $4,774,804 for the nine months ended September 30, 2020. The cash flows from financing activities in the nine months ended September 30, 2021 included $1,015,000 from the sale of Series AA preferred stock, $6.9 million loan proceeds from convertible debt and other debt. In this period, cash flow from financing was reduced by debt payments of $1.6 million on convertible debt, and $1.5 million on other debt.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2021 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2020. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended September 30, 2021, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Through September 30, 2021, we have issued Notes to the same holder such that the current gross amount owed to the holder is approximately $9.4 million. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of September 30, 2021, we had 8,345,120 shares outstanding. As of September 30, 2021, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of September 30, 2021, an additional 32,087,170 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $57.9 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the nine months ended September 30, 2021, we issued 2,431,182 shares of common stock with a fair value of approximately $5.6 million to lenders for interest paid-in-kind, 248,200 shares with a fair value of $579,512 for services rendered, 1,035,996 shares with a fair value of $2,589,990 for conversions of debt principal and interest, 21,411 shares for stock option exercises (at an exercise price of $0.69 per share), 56,067 shares with a fair value of $114,298 for dividends paid-in-kind and 347,650 shares with a fair value of $551,198 for new convertible debt issuances and 36,290 shares of common stock for a non-cash warrant exercise. During this period, we also issued 1,558,266 warrants (three to five-year term at a $3.50 to $5.00 exercise price) to acquire common stock at a fair value of $2.0 million to lenders in conjunction with signing of new convertible loans and interest paid-in-kind. In this time we also issued 200 shares of Series AA preferred stock and 200,100 warrants to acquire common stock (five year term and $3.50 exercise price) for settlement of liabilities, including accrued expense, accrued compensation to employees and non-convertible debt and related interest. The relative fair value of warrants is $245,635. The Company also recognized a $23,004 loss on settlement of liabilities, which is included in losses on extinguishment of liabilities on the consolidated statement of operations.

During the nine months ended September 30, 2020, we issued to Series AA holders 87,518 shares of common stock for dividends totaling of $221,374 issued in stock in lieu of cash. During this period we also issued 1,202,118 shares of restricted common stock at a fair value of $2.8 million to accredited investors and consultants. 709,788 of the shares with a fair value of $1.8 million were issued for conversions of debt principal and interest; 315,830 of the shares with a fair value of $616,900 were issued for debt extensions, settlements and interest payments; 66,500 shares with a fair value of $127,855 were issued to settle an accrued liability; 85,000 shares with a fair value of $147,775 were issued with new convertible debt issuances; and 25,000 shares with a fair value of $87,963 were issued for services rendered. During this period, we also issued 4,168,531 warrants (three-year or five-year term at a $3.50 exercise price) to acquire common stock at a fair value of $5.6 million to lenders in conjunction with signing of new convertible loans and debt extensions and settlement. In this period we also converted $110,000 of debt into 44 shares of Series AA preferred stock and 44,000 warrants to acquire common stock (five-year term and $3.50 exercise price). The relative fair value of warrants is $38,783.

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

PRESSURE BIOSCIENCES, INC.

Date: November 16, 2021	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

