Form 10-K
period 2021-12-31
PRESSURE BIOSCIENCES INC
filed 2022-04-05
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021 or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $13,334,762 based on the closing price of $2.17 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of March 31, 2022, there were 8,712,494 shares of the registrant’s common stock outstanding.

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

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications and revenue projections for Ultra Shear Technology (“UST”);
●	the potential applications and revenue projections for the BaroFold high-pressure protein refolding and disaggregation technology
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of Pressure Cycling Technology (“PCT”) and Constant Pressure (“CP”) based units that we believe will be installed and the expected increase in revenues from the sale of consumable products, extended service contracts, and biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation, biopharma contract services and Ultra Shear Technology;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing certain resources in the PCT market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT and our other products and services.

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

ITEM 1. BUSINESS.

Overview

We are a leader in the development and sale of innovative, broadly enabling, high pressure-based platform technologies and related consumables for the worldwide life sciences, agriculture, food and beverage, and other key industries. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Historically, our primary focus has been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. In more recent years, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology platform) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be acceptably preserved using existing non-thermal technologies.

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. This opportunity is attractive as it has the potential of readily producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly-formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Sparks, NV, and hired a warehouse manager. See the further description of this possible transaction in Item 1 – Business – “The PBI Agrochem Platform.”

The PCT Platform

a. Description

The instruments, consumables and software used to perform PCT (the “PCT Platform”) use alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., critical steps performed by hundreds of thousands of scientists worldwide, such as cell lysis and biomolecule extraction). Our primary focus is in making our recently released, GMP-compliant, next generation PCT-based Barocycler 2320 EXT instrument available globally to biopharmaceutical drug manufacturers to accelerate biologics development by streamlining workflows for the design, development, characterization and quality control of biotherapeutic drugs. The PCT Platform is also used in such areas as biomarker and target discovery, soil & plant biology, anti-bioterror, and forensics. We currently have hundreds of PCT instrument systems placed in approximately 200 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are over 120 independent, peer-reviewed publications highlighting the advantages of using the PCT Platform in scientific research studies, many from key opinion leaders worldwide. The PCT Platform is offered through the Company’s Research Products & Services Group.

We are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research. Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming and, in our belief, one of the most error-prone steps of scientific research. It is a widely-used laboratory undertaking – the requirements of which drive what we believe is a large and growing worldwide market. We have developed and patented a novel, enabling technology platform that offers revolutionary speed and reproducible control in the sample preparation process. It is based on harnessing the unique properties of high hydrostatic pressure. This process, which we refer to as Pressure Cycling Technology, or PCT, uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels i.e., 20,000 psi or greater to safely, conveniently and reproducibly control the actions of molecules in biological samples, such as cells and tissues from human, animal, plant and microbial sources.

PCT is an enabling platform technology based on a physical process that had not previously been used to control bio-molecular interactions. PCT uses unique instrumentation that is capable of cycling pressure between ambient and ultra-high levels at controlled temperatures and specific time intervals, to rapidly and repeatedly control the interactions of bio-molecules, such as proteins, DNA, RNA, lipids and small molecules. Our laboratory instrument family, the Barocycler, and our proprietary consumables product line, which include our unique MicroTubes, MicroCaps, MicroPestles, and PULSE (Pressure Used to Lyse Samples for Extraction) Tubes, and application specific kits (containing consumable products and reagents), together make up our PCT Sample Preparation System (the “PCT SPS”).

In 2015, together with an investment bank, we formed a subsidiary called Pressure BioSciences Europe (“PBI Europe”) in Poland. We have 49% non-controlling ownership interest with the investment bank retaining 51%. As a result of subsequent changes in the Polish government, initial plans for PBI Europe have not been pursued. Throughout 2021, PBI Europe did not have any operating activities and we cannot reasonably predict when operations will commence.

Sample preparation is widely regarded as a significant impediment to research and discovery and sample extraction is generally regarded as one of the key parts of sample preparation. The process of preparing samples for genomic, proteomic, lipidomic, and small molecule studies includes a crucial step called sample extraction or sample disruption. This is the process of extracting biomolecules such as nucleic acid i.e., DNA and/or RNA, as well as proteins, lipids, or small molecules from the plant or animal cells and tissues that are being studied. The majority of our current sales and marketing efforts are based upon our belief that pressure cycling technology provides a superior solution for sample extraction when compared to other available technologies or procedures, and thus might significantly improve the quality and efficiency of sample preparation and subsequent test result.

Within the broad field of biological sample preparation, we focus the majority of our PCT and constant pressure (“CP”) product development efforts in three specific areas: biomarker discovery, precision medicine and forensics. We believe that our existing PCT and CP-based instrumentation and related consumable products fill an important and growing need in the sample preparation market for the safe, rapid, versatile, reproducible and more complete extraction of nucleic acids, proteins, lipids, and small molecules from a wide variety of plant, animal, and microbiological cells and tissues.

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

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa and Australia/Pacific. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories at current customer institutions.

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

We believe that our existing PCT and CP-based instrumentation and related consumable products fill an important and growing need in the sample preparation market for the safe, rapid, versatile, reproducible and more complete extraction of nucleic acids, proteins and small molecules from a wide variety of plant and animal cells and tissues.

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

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa and Australia/Pacific. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories within current customer organizations.

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

Our instruments (the Barocycler 2320EXT, the HUB440 and the HUB880) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release proteins, nucleic acids, lipids and small molecules from the specimen into our consumable processing tubes, referred to as our PULSE Tubes and MicroTubes. Our instruments have temperature control options (on-board heating via internal heating jacket or heating and chilling via an external circulating water-bath), automatic fill and dispensing valves, and an integrated touchscreen for interfacing with an onboard micro-processor or computer. The microprocessor, computer or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler instruments, consumable products and application specific kits make up our PCT Sample Preparation System.

Barocycler 2320EXTREME - The Barocycler 2320EXT is the flagship of the Company’s Barocycler line of PCT-based instruments. It weighs approximately 80lbs, delivers a maximum pressure of 45,000 psi, and can process either up to 16 MicroTubes simultaneously or one PULSE Tube. The working temperature range is 4 – 95ºC and is controlled via an on-board electric heating jacket or external circulating water bath. All tests are entered and recorded on a touch screen interface. Information from each test run (pressure profile, cycle number, and temperature) is recorded and can be stored on the instrument, on a USB drive, or networked into the user’s lab computer system. Pressure profiles can be manipulated in a number of ways, including static high pressure holds and pressure ramp programs. The Barocycler 2320EXT is pneumatic and requires an input air source of only 100psi to achieve and cycle at high pressure.

The Barocycler 2320EXT was developed to support the PCT-HD/PCT-SWATH application. PCT-HD enables faster, less cumbersome and higher quality processing of biopsy tissues. With homogenization, extraction, and digestion of proteins occurring in a single PCT MicroTube under high pressure, this protocol can yield analytical results in under four hours from the start of tissue processing. PCT-HD was developed by our scientists and engineers in collaboration with Professor Ruedi Aebersold and Dr. Tiannan Guo of the Institute of Molecular Systems Biology, ETH Zurich, and the University of Zurich, both in Zurich, Switzerland. Drs. Aebersold and Guo combined PCT-HD with SCIEX’s SWATH-Mass Spectrometry – calling the resulting method “PCT-SWATH”.

Barocycler HUB440 –We believe the Barocycler HUB440 is the first portable, ready to use, “plug-and-play” high pressure generator for the laboratory bench. The Barocycler HUB440 is capable of creating and controlling hydrostatic pressure from 500 psi to 58,000 psi and is designed for easy and flexible interfacing with a wide variety of user-specified pressure vessels. It is computer controlled and runs on software that was developed by us to allow data logging and sophisticated algorithms for controlling pressure and temperature. We own the rights and have a license to use the specialty LabVIEW software. We believe that over the coming years, the Barocycler HUB440 may become one of the main products in our pressure-based instrument line.

Barocycler HUB880 - The Barocycler HUB880 is a compact, portable, bench-top, ultra-high pressure generator with vessel interface flexibility similar to the HUB440, that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the life science research, food safety and vaccine industries.

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

Barocycler Consumable Products

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

PCT μPestles and PCT MicroTubes, together with a PBI Barocycler, comprise the PCT Micro-Pestle System, which provides a fast, safe, and efficient means of extraction from extremely small amounts of solid samples such as soft tissue biopsies. The PCT μPestle System can be used in any PBI Barocycler.

We believe our development of these various consumable products has helped, and will continue to help, drive the adoption of PCT within the life sciences market.

d. Customers

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical firms, and other life science institutions throughout the Americas, Europe, Asia, Africa and Australia/Pacific. Our goal is to continue aggressive market penetration to target groups in these geographical areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories within current customer organizations.

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

f. Manufacturing and Supply

We currently manufacture and assemble the Barocycler 2320EXT, Barocycler HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler product line, and future instruments.

We utilize a few contract manufacturers of certain parts for our Barocycler product line. They provide us with precision manufacturing services to meet our specific application and operational requirements.

At this time, we believe that this approach is the most cost-effective method for us to obtain  ISO Certified, CE and CSA Marked instruments.

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

Since we initiated our collaboration program, third party researchers have cited the use of our PCT platform in nearly 200 peer-reviewed publications and dozens of scientific presentations. We believe that this program has provided and continues to provide us with independent and objective data about PCT from well-respected laboratories in the United States and throughout the rest of the world. We believe this program has been responsible for the sale of multiple Barocycler instruments over the past few years and will continue to help to increase the sales of instrument systems in the future.

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

The UST Platform

a. Description

The UST Platform is based on the use of intense shear forces generated from ultra-high pressure (greater than 20,000 psi) discharged through a dynamically-controlled nanometer-scale valve orifice. UST has been shown to turn hydrophobic extracts into stable, effectively water-soluble formulations on a small, laboratory scale. The UST Platform offers the potential to produce stable nanoemulsions of oil-like products in water. Such formulations could potentially have enormous success in many markets, including pharmaceuticals, nutraceuticals (such as medically important plant oil extracts like CBD-enriched plant oil soluble in water), cosmetic and personal care products, liquid foods and beverages, agrochemicals, as well as inks, paints, lubricants and other industrial products. We believe that UST has the potential to play a significant role in a number of commercially important areas, including (i) the creation of stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water), and (ii) the preparation of higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies, e.g., dairy products.

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

The Company received its second US patent in 2021 to complement two patents in China on UST, focused on a low cost, scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), agrochemical, cosmetics, and food (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market UST-based production instruments, services and production to the life sciences and other industries. We initiated the process to build full-scale UST systems initially at two sites, in order to address current customer demands and the belief that a large number of food, cosmetics, nutraceuticals, pharmaceutical, and other companies will follow.  We expect to have a mix of sales of instruments, service contracts, leases and tolling for production.

b. Market

In 2019, we focused efforts on developing and demonstrating the UST protocol and seeding early adopters, which would provide insights into market, formulation, product development, and ultimately end product requirements. Our initial market focus has been on cannabis extracts, as this market’s unmet needs for nanoemulsions solutions offer high visibility and ready access to funding, versus many other important target markets, such as Cosmetics, Food and Beverage, Nutraceutical, Pharmaceutical, and Industrial fluids and lubricants. In 2020, we refined the Ultra Shear Technology™ K45 instrument allowing us to run samples for multiple potential customers, which demonstrated the goal of producing room-temperature-stable, transparent nanoemulsions. (Transparency is achieved when nanoemulsion droplet sizes are below ~150nm or smaller than the wavelength of visible light – an important indicator of achievement of extremely low-scale nanoemulsions.) We secured orders from companies for 15 units, which is the target number for our first production run. We also moved forward in the development of the BaroShear Mini: bench-top, laboratory-based instrument for research, formulation, and small volume processing; and the BaroShear Max; high-volume, industrial-scale, clean-in-place (CIP), production instrument. In 2021, we demonstrated that our CBD nanoemulsion was stable for more than 18 months at room temperature or refrigerated conditions, and after repeated freeze/thaw events.  We shipped the first BaroShear Max system to our partners at The Ohio State University.  We also initiated to process of setting up two bi-coastal facilities capable of meeting the development and production needs for several customers.  In 2022, we plan to commence operation of these new capabilities.

c. Products

The BaroShear Ultra Shear Technology platform development portfolio is currently comprised of three models for use in research, formulation, and processing of oil and water nanoemulsions.

○	BaroShear Mini – bench-top instrument to be used for research, formulation, and small volume processing where budget is a concern. Throughput of at least 1mL / minute

○	BaroShear K45 – pilot scale, floor standing instrument for throughput of at least 1L / hour.

○	BaroShear Max – floor standing, fully automated, CIP industrial production system for throughput of more than 1L / minute.

d. Customers

Cannabis extracts, cosmetic & personal care products, liquid foods & beverages, nutraceuticals, pharmaceuticals, agrochemicals, inks, paints, lubricants and other industrial products, and researchers and processors interested in developing stable, water-soluble nanoemulsions for any application.

e. Competition - High Pressure

○	Avestin / ATA Scientific – Australia
○	Bee International, Easton, MA – USA
○	DyHydromatics, Maynard, MA - USA
○	ELVEFLOW an Elvesys brand, Paris, FRANCE
○	Microfluidics an IDEX Corp Company, Westwood, MA – USA

f. Manufacturing and Supply

PBI’s current strategy is to have the development handled by PBI’s development and engineering team, with manufacturing at a combination of our locations, partnered with selected Contract Manufacturing Organization (CMO), and, ultimately, with the end customers, where appropriate. Aftermarket service and support will initially be handled by PBI’s service and repair staff. As unit placements grow, we will investigate expansion of PBI’s service and support organization or augment it with external partners.

g. Research and Development

PBI’s UST engineering team is developing a product portfolio consisting of three model instruments with the following research & formulation, pre-production and production models scheduled for launch as follows:

BaroShear K45 mini – bench-top instrument, Q2 2022

BaroShear K45 – floor standing model, Q4 2022

BaroShear Max – floor standing, fully automated, CIP equipment, prototype delivered to Ohio State University – Q4 2021. Commercial release planned for mid-2022 timeframe.

The PBI Agrochem Platform

In February 2021, PBI announced a signed Letter of Intent to acquire the assets and senior management of a dormant company with an extensive portfolio of innovative agrochemical products, utilizing natural product oils as active ingredients (similar to the use of orange oil or neem oil for pest control). With the intense and growing focus of consumers and governments on the long term environmental and health challenges presented by many conventional agrochemical products, this new class of “green” essential oil agrochemicals that are considered safe for humans and animals represent a highly attractive and high-growth segment of the agrochemicals market.

The ability of PBI to further differentiate the efficiency and cost-effectiveness of these products versus traditional agrochemicals, through the application of UST to obtain all of the benefits of extremely low droplet-size nanoemulsions, offers a compelling growth and profitability acceleration opportunity in the agrochemicals business sector. While PBI is pursuing a lease and license model for the rollout of its UST platform into other business sectors, we elected to test a direct participation model in the agrochemical applications sector.

In July 2021, PBI established PBI Agrochem, Inc., a wholly-owned agrochemicals subsidiary, in order to purchase up to $1M of “green” agrochemical products from the targeted acquisition, to allow the management of the dormant agrochemicals company to demonstrate the reestablishment of previous business relationships and sales channels, and to provide access to early agrochemical sales revenues for PBI (prior to closing the asset acquisition transaction). PBI Agrochem leased a warehouse near Sparks, NV and hired a warehouse manager to facilitate the shipping, storage and management of the “green” agrochemicals inventory.

The reestablishment of previous business relationships and sales channels proceeded much more slowly during late 2021 than had been forecast by the management of the dormant agrochemicals company. In the 1st Quarter of 2022, PBI Agrochem sales have begun to gain initial traction and are increasing monthly. The management of the dormant agrochemicals company continues to forecast an accelerating reestablishment of its previous customer base and sales, and robust global growth opportunities for its highly desirable “green” agrochemical product solutions. PBI is continuing to evaluate these agrochemical assets and the asset acquisition opportunity.

Other

a. Sales and Marketing

Our marketing and sales functions are led by John Hollister, our Director of Sales and Marketing. Mr. Hollister oversees and directs all marketing and sales activities, including trade show attendance and sponsorship, on-line advertising, website maintenance and improvement, search engine optimization, creation and dissemination of newsletters, market research initiatives, the arrangement of on-location seminars, lectures, and demonstrations of instrumentation and consumables capabilities, and the supervision of our sales and marketing personnel. Mr. Schumacher is also responsible for the overall coordination of our collaboration programs, from initial set-up, research plan design, and training, service, and data analysis. Some of these responsibilities are shared with other departments such as Research and Development, but marketing and sales drives the collaborative process. Mr. Schumacher is also responsible for the continued coordination and support of our foreign distribution partners. The Company is in the process of recruiting a field sales person.

Our sales and marketing efforts are centered on using the independent data developed and disseminated by our collaboration partners to help drive the installed base of our PCT Sample Preparation System, BaroFold services, and BaroShear UST platform. The development of scientific data by our partners and our internal researchers provides our sales and marketing staff with additional tools that are essential in selling existing and newly developed paradigm-shifting, high-value technologies and services. We believe that partnering with seasoned, capable equipment distribution partners in the cannabis and other laboratory / process markets will drive lead generation and purchase orders faster than if we were to build our own sales force.

b. Marketing Strategy

We recognize that our enabling PCT, BaroFold, and UST pressure platforms are powerful, novel platform technologies. We also recognize that the power of pressure in today’s laboratories is not yet widely known and utilized by researchers. Our first goal is to greatly broaden the awareness of pressure and its applications among research scientists and to ensure they know that these technologies exist through our high-pressure instruments, requisite consumables, and unique services. To accomplish this expansion of knowledge about the power of pressure and the subsequent adoption of our pressure-based technology platforms, we have developed and are implementing a multi-faceted approach to marketing our products and services.

Key Opinion Leaders and Publications

To initially reach scientists, we have established collaborations with key opinion leaders (KOL) who recognized early the potential for our pressure-based platforms and who went on to report their discoveries in peer reviewed journals. Among the KOLs working with us is Dr. Ruedi Aebersold (Head of the Department of Biology, ETH, Zurich). Dr. Aebersold, a pioneer in proteomics, worked with our scientists and engineers to develop PCT-SWATH (aka PCT-HD), a superior method for the extraction and preparation of proteins from samples intended for analysis by mass spectrometry. Other KOLs include Dr. Jennifer van Eyk (Director of Advanced Clinical Biosystems Institute in the Department of Biomedical Sciences, Cedar Sinai, Los Angeles, CA) and Dr. Wayne Hubble (Jules Stein Professor at the University of California, LA). Dr. van Eyk is a recognized expert in the causes of heart disease and is using PCT in her attempt to discover cardiac disease biomarkers. Dr. Hubble, a member of the National Academy of Sciences, is a leader in the field of electron paramagnetic resonance (EPR). He uses PCT in his studies of protein-protein interactions, so very important in the discovery of drug targets and drug design. The publications and presentations of these and other world class scientists have been invaluable in gaining initial entry of PCT in several areas of research. In addition to publications by our numerous KOLs, there are also many additional peer reviewed publications from dozens of other scientists discussing the advantages of the PCT platform in bio-molecule sample preparation, as well as the advantages of our BaroFold technology and our UST platform. To this end, we do all we can to disseminate the work of these scientists in an effort to increase the exposure of PCT, BaroFold, and UST to the worldwide research community.

Broadcasting Our PCT, BaroFold and UST Platform Technologies and Products

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

In 2022, we plan to expand our Sales and Marketing team, in order to support these efforts.

c. Foreign Distribution Network

We have previously established distribution arrangements covering China, Poland, South Korea, Japan, and 24 countries in Western Europe.

On December 3, 2021, we entered into a two-year distribution agreement with Westlake Omics Biotechnology, Ltd, in Hangzhou, China.  We believe that they are committed and capable of rapidly expanding the market for Barocyclers in China.

In February 2016, we entered into a three-year distribution agreement with Bioanalytic of Poland, pursuant to which PBI granted Bioanalytic exclusive distribution rights to all of our PCT products in Poland... In August of 2021, we expanded our relationship with Bioanalytic to reflect an exclusive distribution relationship for all of the EU and non-EU members in Western Europe, in addition to Poland. In August 2021, we signed an exclusive distribution agreement with Bioanalytic on Aug 1 2021 that expires on December 31, 2023.

In September of 2016, we entered into a three-year distribution agreement with Vita Co. of Japan, pursuant to which we granted Vita Co. exclusive distribution rights to all of our PCT products in Japan. This agreement expired in 2019. We continue to maintain a distribution relationship with Vita and are in contract renewal discussions.

In September of 2016, we entered into a distribution agreement with I&L GmbH of Germany, pursuant to which we granted I&L exclusive distribution rights to all of our products until March 30, 2018 in the countries designated as Western Europe (Andorra, Austria, Belgium, Denmark, Finland, France, Germany, Gibraltar, Greece, Iceland, Italy, Ireland, Liechtenstein, Luxembourg, Malta, Monaco, Norway, Netherlands, Portugal, San Marino, Spain, Sweden, Switzerland, and the United Kingdom). This agreement expired March 31, 2020. In February of 2021, we were informed that I&L had determined that they were not going to renew their exclusive distributor relationship with PBI.

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

In June 2013, CS and PBI signed an expanded distribution agreement that made us the exclusive distributor of CS products throughout all of the Americas until the end of 2019. In October 2021, we renewed this distribution agreement for an additional two years.

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

The Company received one US patent and two patents in China for UST, focused on a low-cost scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), and food/beverage (e.g., shelf-stable “clean label”) products. We plan to design, develop, manufacture, and market three different modules of BaroShear UST platform:

1. a bench-top, research/formulation, low-throughput instrument that we will license for formulation development;

2. a lab-or pilot scale production instrument that we will license into life science companies and other industries;

3. a production scale UST-based instrument for manufacturing applications that we will license to food, cosmetics, nutraceuticals, and other processors worldwide.

Our issued patents expire between 2022 and 2030. Any failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing, sale or licensing of any of our products or technology platforms. It may also allow our competitors to duplicate our products without our permission and without compensation.

License Agreements Relating to Pressure Cycling Technology

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc., a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We were also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations terminated March 7, 2016.

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

e. Developments and Accomplishments

We reported a number of accomplishments in 2021:

●

On December 22: PBI shatters preconceived nanoemulsion stability, performance, and production limits, produces CBD oil nanoemulsions with 18-month stability…portends revolution in multiple major markets.

●	On November 17: Q3 financial results: solid YTD growth - total revenue up 60%, operating loss reduced 16%.

●	On November 11: Second U.S. patent awarded for revolutionary UST platform: for innovative nanogap valve.

●	On November 4: BaroFold Platform Unleashes Hidden Growth Engine as Strong Demand for Protein Therapeutics Leverages PBI’s Protein Refolding Technology.

●	On September 30: PBI reports its UST platform successfully transforms Neem Oil into a novel, highly potent nanoemulsion for more effective agrochemical applications

●	On September 29: PBI announced forward integration plans for Ultra Shear Technology (UST) demonstration and for manufacturing partnerships on U.S. east and west coasts.

●	On August 19: PBI reports Q2 financial results, including a 127% growth in total revenue, 178% growth in instrument sales, 298% growth in UST/BaroFold services, and a concomitant 51% decrease in operating loss.

●	On August 18: PBI expands on recent announcements (i) $1M in orders for PBI Agrochem, (ii) growth plan and goals for 2nd half of 2021, and (iii) pending acquisition of eco-friendly assets at the August 18 Emerging Growth Investor Conference.

●	On August 12: PBI’s new green, eco-friendly wholly-owned agrochem subsidiary (PBI Agrochem) receives over $1,000,000 in orders in first month of operations.

●	On August 5: PBI unveils aggressive growth plan and goals for second half 2021; Company marches toward UST commercial release; uplisting, and profitability.

●	On July 21: PBI’s President & CEO Ric Schumacher spoke at the July 21st Emerging Growth Conference where he expanded on the recent UST platform breakthroughs and impending agrochem asset acquisition.

●	On July 21: PBI announces major business expansion, establishing eco-friendly agrochemicals subsidiary and initiating plans to drive accretive 2021 revenue.

●	On July 13: PBI’s UST-enabled nanoemulsions soar past one-year stability goal; results open explosive growth potential for water-soluble, CBD-infused beverages worldwide.

●	On July 1: PBI reported its novel UST platform delivered breakthrough nanoemulsion processing for one of the world’s most potent antioxidants – Astaxanthin.

●	On July 23: PBI presented a corporate overview - including a discussion of its resurgent revenue growth in 2021, the potential impact of the anticipated commercial release of its revolutionary Ultra Shear Technology™ (UST™) platform by Q4 2021, and its impending acquisition of assets of a global, eco-friendly agrochemicals at the Emerging Growth Conference.

●	On May 19: PBI reports resurgent growth in 1st Quarter 2021: total revenue up 121%, instrument sales up 235%, consumable sales up 81%, gross margins up (31-60%), and operating loss down 23%.

●	On May 13: PBI was awarded three additional patents for its revolutionary Ultra Shear Technology™ (UST™) platform, all entitled “System for High Pressure, High Shear Processing of Fluids”. The new patents, awarded in Japan (No. 6843063), Australia (No. 2016243553),and China (ZL201680026865.2), bring the Company’s Intellectual Property (“IP”) estate to a total of 6 issued patents for UST and 29 issued patents overall.

●	On March 15: PBI discussed partnerships with Leica Microsystems (cancer diagnostics) and Ohio State University (food industry consortium) with the Stock Day Podcast.

●	On March 4: PBI reported that the transformative impact of the food industry consortium formed by Pressure BioSciences and Ohio State University was discussed in a showcase video from Emerging Technology Insider.

●	On February 24: PBI and Ohio State University announced the formation of a food industry consortium to advance commercialization of the Company’s Ultra Shear Technology (UST) platform.

●	On January 20: PBI targeted a revolution in effectiveness of therapeutics via improved drug delivery and dosing safety when the Company announced a collaboration with SinuSys Corp to improve and optimize their lead sinus health product candidate prior to Phase IIb trials.

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

We self-certified that our Barocycler instrumentation was electromagnetically compatible, or “CE” compliant, which means that our Barocycler instruments meet the essential requirements of the relevant European health, safety and environmental protection legislation. In order to maintain our CE Marking, a requirement to sell equipment in many countries of the European Union, we are obligated to uphold certain safety and quality standards. Due to outsourcing manufacturing to CBM, an ISO certified contract manufacturer, for all Barocycler 2320 EXT instruments currently in inventory or sold in 2021, we believe compliance with CE and other required marks and certifications is well controlled.

h. Employees

At December 31, 2021, we had twelve (12) full-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

i. Corporate Information

We were incorporated in the Commonwealth of Massachusetts in August 1978 as Boston Biomedica, Inc. In 1996, Boston Biomedica completed a successful initial public offering and was listed on the NASDAQ market (where we maintained a listing until 2012). In September 2004, we completed the sale of Boston Biomedica’s core business units and began to focus exclusively on the development and commercialization of the PCT platform. Following this change in business strategy, we changed our legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. We began operations as PBI in February 2005, research and development activities in April 2006, early marketing and selling activities of our Barocycler instruments in late 2007, and active marketing and selling of our PCT-based instrument platform in 2012.

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2021 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We concluded that as of December 31, 2021, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business and more recently our BaroFold and UST business. During the year ended December 31, 2021, we recorded a net loss available to common shareholders of $22,685,459 or ($3.42) per share, as compared with $17,584,710 or ($5.32) per share, for the corresponding period in 2020. We expect to continue to incur operating losses until sales increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

If we are unable to obtain additional financing, business operations will be harmed and if we do obtain additional financing then existing shareholders may suffer substantial dilution.

We need substantial capital to implement our sales distribution strategy for our current products and to develop and commercialize future products using our high-pressure technology products and services across all of our targeted markets. Our capital requirements will depend on many factors, including but not limited to:

●	the problems, delays, expenses, and complications frequently encountered by early-stage companies;

●	market acceptance of our high-pressure technology products and services;

●	the success of our sales and marketing programs; and

●	changes in economic, regulatory or competitive conditions in the markets we intend to serve.

We expect the net proceeds from our financing plans, along with our current cash position, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months, during which time we expect to achieve profitability. If we do not achieve profitability as planned, we anticipate that we will need to raise additional capital to fund our operations and to otherwise implement our overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. Any additional equity financing may involve substantial dilution to then existing shareholders.

If adequate funds are not available or if we fail to obtain acceptable additional financing, we may be required to:

●	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business;

●	obtain financing, including but not limited to via the issuance of convertible notes, with terms that may have the effect of substantially diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

●	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all of our technologies or products.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

As described in Note 9 to our audited financial statements, as of December 31, 2021, there were $14.4 million in convertible notes outstanding some of which is past due. One lender holds approximately $9.4 million of this debt. In addition, as of December 31, 2021 we were making daily payments of $1,279 and one payment per week of $11,305 to service Merchant Agreements. As of March 31, 2022 we were making weekly payments totaling $30,295 to service Merchant Agreements.

We may incur additional indebtedness from time to time to implement our sales distribution strategy for our current products and to develop and commercialize future products using our high-pressure technology products and services across all of our targeted markets.

Our substantial indebtedness may:

●	require us to use a substantial portion of our cash flow from operations and / or to issue substantial amounts of shares of common stock (which may result in substantial dilution to our existing stockholders) to service our debt;

●	increase our vulnerability to economic downturns and adverse competitive and industry conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged; or

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry and limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future, and implement our business strategies.

In addition, our cash balance is significantly less than the principal amount of our outstanding debt, and we may not generate sufficient cash flow from our operations to pay our substantial debt. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business.

Our financial results depend on revenues from our high-pressure technology products and services, and from government grants.

We currently rely on revenues from PCT, CP, BaroFold and UST technology products and services, and from revenues derived from grants awarded to us by governmental agencies, such as the National Institutes of Health. Through 2021, we have not yet achieved product readiness for BaroFold and UST, and/or market acceptance of our product offerings, to the extent necessary to achieve revenue growth sufficient to establish profitability. Competition for government grants is very intense, and we can provide no assurance that we will continue to be awarded grants in the future. If we are unable to increase revenues from sales of our high-pressure technology products and services and government grants, our business will fail.

We may be unable to obtain market acceptance of our high-pressure technology products and services.

Many of the initial sales of our pressure cycling technology products and services have been to our collaborators, following their use of our products in studies undertaken in sample preparation for genomics, proteomics, lipidomics, and small molecules studies. Later sales have been to key opinion leaders. Our technology requires scientists and researchers to adopt a method of sample extraction that is different from existing techniques. Our PCT sample preparation system is also more costly than most existing techniques. Our ability to obtain market acceptance will depend, in part, on our ability to demonstrate to our potential customers that the benefits and advantages of our technology outweigh the increased cost of our technology compared with existing methods of sample extraction. Similar early technology introduction, trial and acceptance challenges must be surmounted for the BaroFold and UST products and services, as well. If we are unable to demonstrate the benefits and advantages of our products and technology as compared with existing technologies, we will not gain market acceptance and our business will fail.

Our business may be harmed if we encounter problems, delays, expenses, and complications that often affect companies that have not achieved significant market acceptance.

Our high-pressure technology businesses will continue to face challenges in achieving market acceptance. If we encounter problems, delays, expenses and complications, many of which may be beyond our control or may harm our business or prospects. These include:

●	availability of adequate financing;

●	unanticipated problems and costs relating to the development, testing, production, marketing, and sale of our products;

●	delays and costs associated with our ability to attract and retain key personnel; and

●	competition.

The sales cycle of our high-pressure technology products is lengthy. We have incurred and may continue to incur significant expenses and we may not generate any significant revenue related to those products.

Many of our current and potential customers have required between three and six months or more to test and evaluate our high-pressure technology products. This increases the possibility that a customer may decide to cancel its order or otherwise change its plans, which could reduce or eliminate our sales to that potential customer. As a result of this lengthy sales cycle, we have incurred and may continue to incur significant research and development, selling and marketing, and general and administrative expense related to customers from whom we have not yet generated any revenue from our products, and from whom we may never generate the anticipated revenue if a customer is not satisfied with the results of the evaluation of our products or if a customer cancels or changes its plans.

Our business could be harmed if our products contain undetected errors or defects.

We are continuously developing new and improving our existing, high-pressure technology products and we expect to do so across many areas of life sciences applications depending upon the availability of our resources. Newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite internal testing and testing by our collaborators, any of our products contain errors or defects or fail to meet customer specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction, negative publicity or legal claims and could harm our business and prospects.

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

As a result of the regulatory requirements applicable to public companies, we incur legal, accounting, and other expenses that are significant in relation to the size of our Company including expenses related to complying with the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules subsequently implemented by the SEC and OTC Markets Group, Inc. These requirements have placed and will continue to place a strain on our systems and on our management and financial resources.

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

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2021, there were 8,196,894 shares of common stock issued and outstanding (the 9,120,526 shares listed on the balance sheet includes shares we were obligated to issue as of that date that had not yet been issued). As of December 31, 2021 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 8,649 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,649,000 shares of common stock.

Further, in connection with private placement offerings and the Series D registered direct offering, we issued warrants to purchase common stock. In addition, as of December 31, 2021, we had issued notes and debentures convertible into common stock at $2.50 per common share and outstanding options and warrants to purchase an aggregate of 17,540,209 shares of common stock; and debt convertible into 5,232,118 shares of common stock.

If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all convertible notes and debentures were converted, each as of December 31, 2021, an additional 31,921,119 shares of common stock would be issued and outstanding. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. Shareholders may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 31, 2021, that expires December 31, 2022, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

On October 18, 2017 we signed a lease extension for our lab space in Medford, MA. The lease will now expire on December 30, 2023 and required monthly payments of $7,282 that started January 1, 2021 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

On August 9, 2021, we entered into an operating lease agreement for our warehouse space in Sparks, NV for the period from September 1, 2021 through September 30, 2026. The lease contains escalating payments during the lease period. The lease can be extended for an additional three years if the Company provides notice at least six months prior to the expiration of the current lease term.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiaries, threatened against or affecting our Company, our common stock, our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “PBIO.”

Authorized Capital

As of December 31, 2021, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock, 15,000 shares as Series K Convertible Preferred Stock and 10,000 shares of Series AA Convertible Preferred Stock.

As of December 31, 2021, there were 8,196,894 shares of common stock issued and outstanding (the 9,120,526 shares listed on the balance sheet includes shares we were obligated to issue as of that date that had not yet been issued). Similarly, at such time, there were no shares of outstanding Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2021 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 8,649 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,649,000 shares of common stock.

Approximate Number of Equity Security Holders

As of December 31, 2021, there were approximately 180 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2021, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2021 and 2020 are outlined in the table below.

Dividends paid in common stock or cash			Dividends Payable
For The Year Ended December 31,			As Of December 31,
	2021	2020		2021	2020
Series D	$-	$-	Series D	$-	$-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	-	Series J	-	-
Series K	-	-	Series K	-	-
Series AA	184,274	299,709	Series AA	4,370,665	3,247,202
	$184,274	$299,709		$4,370,665	$3,247,202

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2021, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the quarter ended December 31, 2021 the Company issued a total of 52,000 shares with a fair value of $95,520 in conjunction with the signing of new convertible loans; 85,000 shares with a fair value of $215,050 were issued to investor relations firms for services rendered; 160,000 shares with a fair value of $400,000 were issued upon the conversion of convertible loans; and 26,306 shares with a fair value of $69,976 were issued in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock and 532,900 of the shares with a fair value of $1,270,439 were issued for interest payments on debt.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We are a leader in the development & sale of innovative, broadly enabling, pressure-based platform solutions for the worldwide life sciences industry. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Historically, our primary focus has been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. In more recent years, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology platform) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. This opportunity is attractive as it has the potential of readily producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly-formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Sparks, NV, and hired a warehouse manager. See the further description of this possible transaction in Item 1 – Business – “The PBI Agrochem Platform.”

Patents

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

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa and Australia/Pacific. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories within current customer organizations.

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

Going Concern

We have experienced negative cash flows from operations since our inception. As of December 31, 2021, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. Based on our current projections, including equity financing subsequent to December 31, 2021, we believe we will have the cash resources that will enable us to continue to fund normal operations into the foreseeable future.

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2021, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report issued by our independent registered public accounting firm for our financial statements for the fiscal year ended December 31, 2021 states that our auditing firm has substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets to cover our operating and capital requirements for the next twelve-month period; and, if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2021 as compared with December 31, 2020

Products and Services Revenue

Revenue from the sale of products and services was $2,002,365 in the year ended December 31, 2021 compared with $1,220,591 in the year ended December 31, 2020, a 64% increase. Revenue included sales of both PBI and Constant System pressure-based products, sales of BaroFold Contract Services and sales of PBI Agrochem products. Sales of instrumentation increased in 2021 by $517,502 or 98%, from $529,343 in 2020 to $1,046,845 in 2021. Sales of consumables were $274,108 for the year ended December 31, 2021 compared to $204,889 for the same period in 2020, an increase of $69,219 or 34%. Sales of BaroFold Contract Services increased by 38% from $160,085 in 2020 to $221,218 in 2021. Products, Services, and Other Revenue included $11,046 from non-cash transactions in the current year while the prior year included non-cash transactions of $12,663. Revenue from non-cash transactions was recognized based on the carrying value of the assets involved per ASC 845.

Cost of Products and Services

The cost of products and services was $942,383 for the year ended December 31, 2021, compared with $582,854 in 2020. Our overall gross profit margin increased to 53% for the year ended December 31, 2021 from 52% for the year ended December 31, 2020.

Research and Development

Research and development expenses were $1,101,509 for 2021 compared to $1,143,420 in 2020, a decrease of $41,911 or 4%.

Selling and Marketing

Selling and marketing expenses were $324,728 in 2021 compared to $649,783 in 2020, a decrease of $325,055, or 50%. The reported decrease was attributable to reduced employees in sales and marketing.

General and Administrative

General and administrative costs were $3,818,892 in the year ended December 31, 2021, as compared with $3,430,321 in 2020, an increase of $388,571 or 11%. The reported increase was attributable to increased investor relations expenses.

Operating Loss

Our operating loss was $4,185,147 for the year ended December 31, 2021 as compared to $4,585,787 for the prior year, a decrease of $400,640 or 9%. This decrease in operating loss was attributable to increases in revenue and gross margin in 2021.

Interest Expense

Interest expense totaled $14,450,241 for the year ended December 31, 2021 as compared to interest expense of $8,344,236 for the year ended December 31, 2020. The increase in interest expense in the year ended December 31, 2021, compared to the corresponding prior period is attributable to the increase in convertible debt and the issuance of commons stock for interest paid-in-kind.

Unrealized gain on investment in equity securities

Unrealized loss on investments in equity securities was $457,025 for the year ended December 31, 2021 compared to an unrealized gain of $500,358 for the year ended December 31, 2020. The reported decrease was attributable to the decrease in the market price of the Company’s investment in Nexity. As of December 31, 2021, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

Loss on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we calculated net losses on extinguishment of liabilities of $1,061,073 in the year ended December 31, 2021 and net losses of $3,575,878 in the year ended December 31, 2020. The decrease is attributable to extension fees incurred and warrants issued in 2020 for the Standstill and Forbearance Agreements and other loan extensions and the $734,077 of gains recognized in 2021 for the forgiveness of our two PPP loans by the U.S.

Net Loss attributable to common stockholders

During the year ended December 31, 2021, we recorded a net loss attributable to common shareholders of $22,685,459 or ($3.42) per share, as compared with a net loss available to common shareholders of $17,584,710 or ($5.32) per share during the year ended December 31, 2020. This decrease in the loss per share is principally attributable to the 101% increase in weighted average shares outstanding in the year ended December 31, 2021.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2021, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

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

Net cash used in operating activities was $4,868,573 for the year ended December 31, 2021 as compared with $4,883,194 for the year ended December 31, 2020.

Net cash used in investing activities for the year ended December 31, 2021 totaled $122,945 compared to $796,663 for the year ended December 31, 2020. Cash capital expenditures in the prior year included loan advances to our then pending merger partner and purchases of laboratory and technology equipment.

Net cash provided by financing activities for the year ended December 31, 2021 was $5,105,289 as compared with $5,668,772 for the year ended December 31, 2020. In 2021, the Company received net proceeds of $1,015,000 from the sale of Series AA convertible preferred stock and loans in the aggregate amount of $7,779,538 during the year and we made payments on new and existing debt of $3,704,022.

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. Mr. Jeffrey N. Peterson, the chief executive officer of TDI, has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. For the years ended December 31, 2020 and 2021, we reported expenses of $82,800 and $86,800, respectively for these arrangements.

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

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA, and lab space in Medford, MA and warehouse space in Sparks, NV. Rental costs are expensed as incurred. During 2021 and 2020 we incurred $203,367 and $182,783, respectively, in rent expense for the use of our corporate office, warehouse and research and development facilities.

Following is a schedule by year of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021:

2022	$230,318
2023	149,299
2024	64,393
2025	66,969
2026	51,778
Thereafter	-
$562,757

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We consider critical accounting policies to be those that require more significant judgments and estimates in the preparation of our financial statements, including the following: long lived assets; intangible assets valuations; and income tax valuations. Management relies on historical experience and other assumptions believed to be reasonable in making its judgment and estimates. Actual results could differ materially from those estimates.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

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

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure BioSciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 4, 2022

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,311	$18,540
Accounts receivable	154,746	131,228
Inventories, net of $342,496 reserve at December 31, 2021 and December 31, 2020	1,147,554	592,767
Prepaid expenses and other current assets	422,617	314,936
Total current assets	1,857,228	1,057,471
Investment in equity securities	59,976	517,001
Property and equipment, net	115,846	16,490
Right of use asset leases	395,565	221,432
Intangible assets, net	403,846	490,385
TOTAL ASSETS	$2,832,461	$2,302,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$527,924	$771,945
Accrued employee compensation	117,680	417,578
Accrued professional fees and other	1,955,672	2,037,806
Other current liabilities	7,757,217	6,330,722
Deferred revenue	37,124	47,328
Convertible debt, net of unamortized discounts of $1,536,649 and $3,948,167, respectively	12,839,813	7,545,670

Other debt	1,256,840	1,135,469
Operating lease liability	132,996	65,193
Other related party debt	-	166,000
Total current liabilities	24,625,266	18,517,711
LONG TERM LIABILITIES
Long term debt	150,000	527,039
Operating lease liability – long term	262,569	156,239
Deferred revenue	3,587	19,382
TOTAL LIABILITIES	25,041,422	19,220,371
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2021 and 2020, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on December 31, 2021 and 2020, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2021 and 2020, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2021 and 2020, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on December 31, 2021 and 2020, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on December 31, 2021 and 2020, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,649 and 8,043 shares issued and outstanding on December 31, 2021 and 2020, respectively	87	81
Common stock, $.01 par value; 100,000,000 shares authorized; 9,120,526 and 4,168,324 shares issued and outstanding on December 31, 2021 and 2020 respectively	91,206	41,683
Warrants to acquire common stock	31,715,154	29,192,471
Additional paid-in capital	64,261,048	50,312,968
Accumulated deficit	(118,277,468)	(96,465,807)
Total stockholders’ deficit	(22,208,961)	(16,917,592)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,832,461	$2,302,779

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Year Ended
	December 31,
	2021	2020
Revenue:
Products, services, other	$2,002,365	$1,220,591

Costs and expenses:
Cost of products and services	942,383	582,854
Research and development	1,101,509	1,143,420
Selling and marketing	324,728	649,783
General and administrative	3,818,892	3,430,321
Total operating costs and expenses	6,187,512	5,806,378

Operating loss	(4,185,147)	(4,585,787)

Other (expense) income:
Interest expense, net	(14,450,241)	(8,344,236)
Unrealized (loss) gain on investment in equity securities	(457,025)	500,358
Loss on extinguishment of liabilities	(1,061,073)	(3,575,878)
Total other expense	(15,968,339)	(11,419,756)
Net loss	$(20,153,486)	$(16,005,543)

Deemed dividends on beneficial conversion feature	(873,798)	(61,180)
Preferred stock dividends	(1,658,175)	(1,517,987)
Net loss attributable to common shareholders	$(22,685,459)	$(17,584,710)

Net loss per share - basic and diluted	$(3.42)	$(5.32)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	6,636,523	3,304,187

The accompanying notes are an integral part of these consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series D		Series G		Series H		Series H(2)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	-	-
Issuance of common stock for non-cash warrant exercise	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-
Preferred stock issued for debt settlement	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Series AA Preferred Stock offering	-	-	-	-	-	-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	-	-
Issuance of common stock warrants for interest paid-in-kind	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Warrants issued for debt settlement	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-

	Series J		Series K		Series AA
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2020	3,458	$35	6,880	$68	8,043	81	4,168,324	$41,683
Stock-based compensation	-	-	-	-	-	-	-	-
Stock option exercise	-	-	-	-	-	-	21,411	214
Issuance of common stock for non-cash warrant exercise	-	-	-	-	-	-	36,290	363
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-
Preferred stock issued for debt settlement	-	-	-	-	200	2	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	1,195,996	11,960
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	82,373	823
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	2,883,282	28,835
Issuance of common stock for services	-	-	-	-	-	-	333,200	3,332
Series AA Preferred Stock offering	-	-	-	-	406	4	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-
Stock issued with debt	-	-	-	-	-	-	399,650	3,996
Issuance of common stock warrants for interest paid-in-kind	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Warrants issued for debt settlement	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2021	3,458	$35	6,880	$68	8,649	$87	9,120,526	$91,206

		Additional		Total
	Stock	Paid-In	Accumulated	Stockholders’
	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2020	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	254,615	-	254,615
Stock option exercise	-	14,559	-	14,773
Issuance of common stock for non-cash warrant exercise	(343,201)	342,838	-	-
Beneficial conversion feature on debt	-	1,320,331	-	1,320,331
Beneficial conversion option on convertible preferred stock	-	873,798	-	873,798
Deemed dividend on convertible preferred stock	-	(873,798)	-	(873,798)
Preferred stock issued for debt settlement	245,635	277,617	-	523,254
Conversion of debt and interest for common stock	-	2,978,030	-	2,989,990
Issuance of common stock for dividends paid-in-kind	-	183,451	-	184,274
Issuance of common stock for interest paid-in-kind	-	6,636,821	-	6,665,656
Issuance of common stock for services	-	791,230	-	794,562
Series AA Preferred Stock offering	509,130	505,866	-	1,015,000
Series AA Preferred Stock dividend	-	-	(1,658,175)	(1,658,175)
Stock issued with debt	-	642,722	-	646,718
Issuance of common stock warrants for interest paid-in-kind	600,298	-	-	600,298
Warrants issued with debt	1,403,546	-	-	1,403,546
Warrants issued for debt settlement	107,275	-	-	107,275
Net loss	-	-	(20,153,486)	(20,153,486)
BALANCE, December 31, 2021	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series D		Series G		Series H		Series H(2)
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	300	$3	80,570	$806	10,000	$100	21	$-
Stock-based compensation	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	-	-
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-
Conversion of debt into Series AA convertible preferred stock	-	-	-	-	-	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	-	-
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	-	-
Preferred Stock offering	-	-	-	-	-	-	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	-	-
Warrants issued for debt extension	-	-	-	-	-	-	-	-
Warrants issued for debt settlement	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-

	Series J		Series K		Series AA
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	3,458	$35	6,880	$68	7,939	80	2,549,620	$25,496
Stock-based compensation	-	-	-	-	-	-	-	-
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-
Deemed dividend-beneficial conversion feature	-	-	-	-	-	-	-	-
Common stock issued for debt settlement	-	-	-	-	-	-	188,778	1,888
Conversion of debt and interest for common stock	-	-	-	-	-	-	871,309	8,712
Conversion of debt into Series AA convertible preferred stock	-	-	-	-	44	-	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	122,135	1,222
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	134,482	1,345
Issuance of common stock for services	-	-	-	-	-	-	76,800	768
Issuance of common stock to settle accrued liabilities	-	-	-	-	-	-	66,500	665
Preferred Stock offering	-	-	-	-	60	1	-	-
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-
Common stock issued with debt	-	-	-	-	-	-	158,700	1,587
Warrants issued for debt extension	-	-	-	-	-	-	-	-
Warrants issued for debt settlement	-	-	-	-	-	-	-	-
Warrants issued with debt	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCE, December 31, 2020	3,458	$35	6,880	$68	8,043	$81	4,168,324	$41,683

	Stock	Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Warrants	Capital	loss	Deficit	Deficit
BALANCE, December 31, 2019	$22,599,177	$44,261,105	$-	$(78,942,277)	$(12,055,407)
Stock-based compensation	-	488,792	-	-	488,792
Beneficial conversion feature on debt	-	1,756,311	-	-	1,756,311
Beneficial conversion option on convertible preferred stock	-	61,180	-	-	61,180
Deemed dividend-beneficial conversion feature	-	(61,180)	-	-	(61,180)
Common stock issued for debt settlement	-	372,662	-	-	374,550
Conversion of debt and interest for common stock	-	2,211,730	-	-	2,220,442
Conversion of debt into Series AA convertible preferred stock	38,783	71,217	-	-	110,000
Issuance of common stock for dividends paid-in-kind	-	298,487	-	-	299,709
Issuance of common stock for interest paid-in-kind	-	253,914	-	-	255,259
Issuance of common stock for services	-	178,309	-	-	179,077
Issuance of common stock to settle accrued liabilities	-	127,190	-	-	127,855
Preferred Stock offering	69,580	80,419	-	-	150,000
Series AA Preferred Stock dividend	-	-	-	(1,517,987)	(1,517,987)
Common stock issued with debt	-	212,832	-	-	214,419
Warrants issued for debt extension	1,282,560	-	-	-	1,282,560
Warrants issued for debt settlement	338,412	-	-	-	338,412
Warrants issued with debt	4,863,959	-	-	-	4,863,959
Net loss	-	-	-	(16,005,543)	(16,005,543)
BALANCE, December 31, 2020	$29,192,471	$50,312,968	$-	$(96,465,807)	$(16,917,592)

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,153,486)	$(16,005,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	65,194	76,586
Gain on loan forgiveness	(734,077)	-
Common stock and warrants issued for interest and extension fees	7,265,954	255,259
Depreciation and amortization	110,128	127,301
Accretion of discount on loan receivable	-	(6,250)
Accretion of interest and amortization of debt discount	6,738,802	5,436,863
Loss (Gain) on investment in equity securities	457,025	(500,358)
Loss on extinguishment of accrued liabilities and debt	130,279	1,036,638
Stock-based compensation expense	254,615	488,792
Common stock issued for services	794,562	179,077
Changes in operating assets and liabilities:
Accounts receivable	(23,518)	98,174
Inventories	(554,787)	24,949
Prepaid expenses and other assets	(107,681)	(101,387)
Accounts payable	(226,771)	(43,819)
Accrued employee compensation	15,106	(33,622)
Operating lease liability	(65,194)	(76,586)
Deferred revenue and other accrued expenses	1,165,276	4,160,732
Net cash used in operating activities	(4,868,573)	(4,883,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on loan receivable	-	(795,000)
Purchases of property plant and equipment	(122,945)	(1,663)
Net cash used in investing activities	(122,945)	(796,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	254,600	283,700
Payment on related party debt	(354,600)	(199,200)
Net proceeds from convertible debt	5,514,250	8,296,800
Payments on convertible debt	(1,833,295)	(2,857,007)
Net proceeds from non-convertible debt	2,010,688	1,290,539
Payments on non-convertible debt	(1,516,127)	(1,296,060)
Net proceeds from stock option exercises	14,773	-
Net proceeds from the issuance of Series AA Convertible Preferred Stock	1,015,000	150,000
Net cash provided by financing activities	5,105,289	5,668,772

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	113,771	(11,085)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,540	29,625
CASH AND CASH EQUIVALENTS AT END OF YEAR	$132,311	$18,540

SUPPLEMENTAL INFORMATION
Interest paid in cash	$921,569	$764,600
NON CASH TRANSACTIONS:
Conversion of debt for Series AA preferred stock	500,250	110,000
Discount due to beneficial conversion feature	1,320,331	1,756,311
Discount from warrants issued with debt	1,403,546	4,863,959
Common stock issued in lieu of cash for dividend	184,274	299,709
Common stock issued with debt	646,718	214,419
Common stock issued to settle accrued liabilities	-	127,855
Common stock issued for debt settlement	-	374,550
Common stock issued for cashless warrants exercise	363	-
Conversion of debt and interest into common stock	2,989,990	2,220,442
Preferred stock dividend	1,658,175	1,517,987
Deemed dividend-beneficial conversion feature	873,798	61,180
Loan extension fees and interest added to principal	-	152,552
Recognition of right of use asset and liability	239,327	221,432

The accompanying notes are an integral part of these consolidated financial statements.

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Business Overview

Pressure Biosciences, Inc. (“we”, “our”, “the Company”) develops and sells innovative, broadly enabling, high pressure-based platform technologies and related consumables for the worldwide life sciences, agriculture, food and beverage, and other key industries. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., pressure cycling technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Historically, our primary focus has been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. In more recent years, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies.

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. On April 14, 2021, PBI finalized terms and executed a new letter of intent to purchase the assets of the agrochemical supplier. This opportunity is attractive as it has the potential of readily producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly-formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Carson City, NV, and hired a warehouse manager.

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced negative cash flows from operations since our inception. As of December 31, 2021, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising cash through debt and equity offerings in the past and as described in Notes 9 and 10 and have completed debt financing subsequent to December 31, 2021. We have financing efforts in place to continue to raise cash through debt and equity offerings.

Management has developed a plan to continue operations. This plan includes obtaining equity or debt financing. During the year ended December 31, 2021 we received $7,779,538 net proceeds in additional convertible and non-convertible debt. We also received $1,015,000 in net proceeds from the sale of Series AA Preferred Stock during the year. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

Management’s plans to alleviate these conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include pursuing one or more of the following options to raise additional funding, none of which can be guaranteed or are entirely within the Company’s control:

●	Raise funding through the possible additional sales of the Company’s common stock, including public or private equity financings.

●	Raise additional loan funding.

●	Continue to seek commercial partners to accelerate revenue growth from the PCT, BaroFold, and UST technology platforms.

●	Earn payments pursuant to potential collaboration and license agreements for BaroFold patents.

●	Seek strategic direct equity investments from existing and new commercial partners

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

The Company believes that its $132,311 in cash and cash equivalents at December 31, 2021 and additional debt and equity financings would allow it to fund its planned operations into the first quarter of 2022. This estimate assumes no additional funding from new partnership agreements, and no accelerated repayment of its term loans. Accordingly, the timing and nature of activities contemplated for the remainder of 2022 and thereafter will be conducted subject to the availability of sufficient financial resources.

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

(3) Summary of Significant Accounting Policies

i. Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries PBI BioSeq, Inc and PBI Agrochem, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Our current Barocycler instruments require a basic level of instrumentation expertise to set-up for initial operation. To support a favorable first experience for our customers, upon customer request, and for an additional fee, we will send a highly trained technical representative to the customer site to install Barocyclers that we sell, lease, or rent through our domestic sales force. The installation process includes uncrating and setting up the instrument, followed by introductory user training. Our sales arrangements do not provide our customers with a right of return. Any shipping costs billed to customers are recognized as revenue.

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

We account for lease agreements of our instruments in accordance with ASC 842, Leases. We record revenue over the life of the lease term and we record depreciation expense on a straight-line basis over the thirty-six-month estimated useful life of the Barocycler instrument. The depreciation expense associated with assets under lease agreement is included in the “Cost of PCT products and services” line item in our accompanying consolidated statements of operations. Many of our lease and rental agreements allow the lessee to purchase the instrument at any point during the term of the agreement with partial or full credit for payments previously made. We pay all maintenance costs associated with the instrument during the term of the leases.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Year Ended December 31,
Primary geographical markets	2021	2020
North America	1,179	844
Europe	289	88
Asia	534	289
	2,002	1,221

	Year Ended December 31,
Major products/services lines	2021	2020
Hardware	1,104	568
Consumables	274	205
Contract research services	268	193
Agrochem Products	29	-
Sample preparation accessories	140	116
Technical support/extended service contracts	119	96
Shipping and handling	51	29
Other	17	14
	2,002	1,221

	Year Ended December 31,
Timing of revenue recognition	2021	2020
Transferred at a point in time	1,674	978
Transferred over time	328	243
	2,002	1,221

Contract balances

In thousands of US dollars ($)	December 31, 2021	December 31, 2020
Receivables, which are included in ‘Accounts Receivable’	155	131
Contract liabilities (deferred revenue)	41	67

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2022	2023	Total
Extended warranty service	37	4	41

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

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2021	2020
Raw materials	$296,892	$217,682
Finished goods	1,193,158	717,581
Inventory reserve	(342,496)	(342,496)
Total	$1,147,554	$592,767

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

x. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2021, and 2020, the outstanding balance for intangible assets was $403,846 and $490,385, respectively.

xi. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2021, the Company had not experienced impairment losses on its long-lived assets.

xii. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2021, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2021	2020
Top Five Customers	44%	33%
Federal Agencies	6%	4%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2021	2020
Top Five Customers	82%	89%
Federal Agencies	5%	10%

Investment in Equity Securities

As of December 31, 2021, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company). On October 23, 2020 Everest Investments S.A. changed its name to Nexity Global S.A. Nexity is and Everest was listed on the Warsaw Stock Exchange.

We had exchanged 33,334 shares of our common stock for the 100,250 shares we had held in Everest (before the Nexity Merger). We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities.” ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of December 31, 2021, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs, of our investment in Nexity to be $59,976. We recorded $457,025 as unrealized losses during the year ended December 31, 2021 for changes in market value.

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

	2021	2020
Numerator:
Net loss attributable to common shareholders	$(22,685,459)	$(17,584,710)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	6,636,523	3,304,187

Loss per common share - basic and diluted	$(3.42)	$(5.32)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2021	2020
Stock options	1,333,101	1,355,901
Convertible debt	5,232,118	4,474,868
Common stock warrants	16,207,108	14,434,702
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	26,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	115,267
Series K Convertible Preferred	229,334	229,334
Series AA Convertible Preferred	8,649,000	8,043,000
	31,921,119	28,808,263

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2021 and 2020, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2021 and 2020.

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2021:

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs)
Expected volatility	155.02%
Risk-free interest rate	0.62%
Forfeiture rate	5.00%
Expected dividend yield	0.0%

We recognized stock-based compensation expense of $254,615 and $488,792 for the years ended December 31, 2021 and 2020, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2021	2020
Research and development	$128,094	$141,202
Selling and marketing	22,233	34,142
General and administrative	104,288	313,448
Total stock-based compensation expense	$254,615	$488,792

During the years ended December 31, 2021 and 2020, the total fair value of stock options awarded was $49,135 and $0, respectively.

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $140,455, which is expected to be recognized over weighted average period of 1.09 years.

xvi. Advertising

Advertising costs are expensed as incurred. We incurred $17,594 in 2021 and $19,572 in 2020 for advertising.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are currently classified within Level 1. The Company does not have any financial liabilities that are required to be measured on a recurring basis at December 31, 2021 and 2020.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2021:

		Fair value measurements at December 31, 2021 using:
	December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$59,976	$59,976	-	-
Total Financial Assets	$59,976	$59,976	$-	$-

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2020:

		Fair value measurements at December 31, 2020 using:
	December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	517,001	517,001	-	-
Total Financial Assets	$517,001	$517,001	$-	$-

(4) Property and Equipment, net

Property and equipment as of December 31, 2021 and 2020 consisted of the following components:

	December 31,
	2021	2020
Laboratory and manufacturing equipment	$353,379	$240,670
Office equipment	194,999	184,763
Leasehold improvements	25,248	25,248
PCT collaboration, demonstration and leased systems	53,098	53,098
Total property and equipment	626,724	503,779
Less accumulated depreciation	(510,878)	(487,289)
Net book value	$115,846	$16,490

Depreciation expense for the years ended December 31, 2021 and 2020 was $23,589 and $40,763, respectively.

(5) Intangible Assets

Intangible assets as of December 31, 2021 reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2021. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
BaroFold Patents	$750,000	$750,000
Less accumulated amortization	(346,154)	(259,615)
Net book value	$403,846	$490,385

Amortization expense for each of the years ended December 31, 2021 and 2020 was $86,539 and $86,538, respectively.

(6) Retirement Plan

We provide all of our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2021 and 2020 we contributed $11,752 and $13,436, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2021 and 2020, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2021 and 2020. Our tax returns for fiscal years 2018, 2019 and 2020 are open to examination.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Long term deferred taxes:
Inventories	$93,570	$93,570
Accrued expenses	91,792	156,699
Other	15,169	15,169
Non-cash, stock-based compensation, nonqualified	814,202	1,206,664
Impairment loss on investment	104,609	104,609
Operating loss carry forwards and tax credits	28,435,535	22,062,690
Less: valuation allowance	(29,554,877)	(23,639,401)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, we established a valuation allowance in 2021 and 2020 for the full amount of our deferred tax assets for the uncertainty of realization. We believe that based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2021.

We have net operating loss carry-forwards for federal income tax purposes of approximately $98,933,918 as of December 31, 2021. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2022 through 2037. Under the Tax Reform Act, NOL’s generated after December 31, 2017 can offset only 80% of a corporation’s taxable income in any year. With limited exceptions, NOL’s generated after 2017, $57,298,328, cannot be carried back, but they can be carried forward indefinitely.

We have net operating loss carry-forwards for state income tax purposes of approximately $94,663,553 at December 31, 2021. These net operating loss carry-forwards expire at various dates from 2031 through 2038.

We have research and development tax credit carry-forwards for federal income tax purposes of approximately $1,288,308 as of December 31, 2021 and research and development tax credit carry-forwards for state income tax purposes of approximately $306,425 as of December 31, 2021. The federal credit carry-forwards expire at various dates from 2022 through 2037. The state credit carry-forwards expire at various dates from 2023 through 2034.

The following table reconciles the U.S. Federal statutory tax rate to the Company’s effective tax rate:

	2021	2020
Statutory U.S. Federal tax rate	21%	21%
Permanent differences	(0)%	(0)%
State tax expense	0%	0%
Refundable AMT and R&D tax credit	0%	0%
Valuation allowance	(21)%	(21)%
Effective tax rate	-%	-%

(8) Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $6,950 per month, on a lease extension, signed on December 31, 2021, that expires December 31, 2022, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA (the “Medford Lease”) from December 30, 2020 to December 30, 2023. The lease required monthly payments of $7,282 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

The Company accounted for the lease extension of our Medford Lease as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $221,432 based on the net present value of lease payments discounted using an estimated borrowing rate of 12%.

On August 9, 2021, we entered into an operating lease agreement for our warehouse space in Sparks, NV (the “Sparks Lease”) for the period from September 1, 2021 through September 30, 2026. The lease contains escalating payments during the lease period. The lease can be extended for an additional three years if the Company provides notice at least six months prior to the expiration of the current lease term.

The Company accounted for the Sparks Lease as an operating lease under ASC 842. Upon the commencement of the lease, the Company recorded a right-of-use asset and lease liability in the amount of $239,327 based on the net present value of lease payments discounted using an estimated borrowing rate of 12%.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2021:

2022	$230,318
2023	149,299
2024	64,393
2025	66,969
2026	51,778
Thereafter	-
$562,757

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2021 or 2020.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2020 and $60,000 in 2021. For the years ended December 31, 2020 and 2021, we reported expenses of $82,800 and $86,800, respectively for these arrangements.

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

(9) Convertible Debt and Other Debt

Convertible Debt

On various dates during the year ended December 31, 2020, the Company issued convertible notes for net proceeds of approximately $8.3 million which contained varied terms and conditions as follows: a) 6-12 month maturity date; b) interest rates of 10-18% per annum c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50. These notes were issued with shares of common stock or warrants to purchase common stock that were fairly valued at issuance dates. The aggregate relative fair value of the shares of common stock issued with the notes of $214,419 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the warrants issued with the notes of $4.9 million was also recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes and recorded a BCF of $1.8 million as a debt discount to be amortized over the term of the notes. Finally, we evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2020. In the year ended December 31, 2020 the amortization of debt discount on convertible notes was $5,118,222.

On various dates during the year ended December 31, 2021, the Company issued convertible notes for net proceeds of approximately $5.5 million which contained varied terms and conditions as follows: a) 6-12 month maturity date; b) interest rates of 10-18% per annum and c) convertible to the Company’s common stock at issuance at fixed rates of $2.50 and $3.00 or at a variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock or warrants to purchase common stock that were fair valued at issuance dates. The aggregate relative fair value of the shares of common stock issued with the notes of $646,718 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of $1.4 million for the warrants issued with the notes was recorded as a debt discount to be amortized over the term of the notes. We then computed the effective conversion price of the notes and recorded a BCF of $1.3 million as a debt discount to be amortized over the term of the notes. Finally, we evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2021. In the year ended December 31, 2021 the amortization of debt discount on convertible notes was approximately $6.7 million.

The specific terms of the convertible notes and outstanding balances as of December 31, 2021 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares

May 17, 2018 (1)(2)	12 months	$380,000	$166,703	$15,200	8%	$2.50	$15,200	$332,407
January 3, 2019 (1)(4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
June 4, 2019 (1)(2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
July 19, 2019 (1) (2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
September 27,2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24, 2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
November 15, 2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
January 2, 2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24, 2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11, 2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020 (1)	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17, 2020 (1)	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
April 30, 2020 (1)	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020 (1)	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18, 2020 (1)	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
June 2, 2020 (1)	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
June 12, 2020 (1)	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020 (1)	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020 (1)	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020 (1)	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020 (1)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020 (1)	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020 (1)	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (1) (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (1) (5)	12 months	$115,000	$15,000	$15,000	10%	$2.50	$10,000	$20,500
September 25, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$-	$19,125
December 3, 2020 (1)	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
October 22, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
February 17, 2021 (1)	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$180,000
March 23, 2021 (1)	12 months	$55,000	$55,000	$5,000	10%	$2.50	$-	$36,431
May 24, 2021(1)	6 months	$54,625	$4,625	$7,125	12%	$2.50	$-	$-
May 6, 2021	12 months	$402,500	$402,500	$52,500	10%	$2.50	$35,000	$312,551
June 17, 2021	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$144,760
June 25, 2021	12 months	$977,500	$977,500	$127,500	10%	$2.50	$-	$773,802
May 20, 2021	12 months	$180,000	$30,000	$30,000	10%	$2.50	$15,000	$25,824
June 3, 2021	6 months	$50,000	$50,000	$1,500	12%	$2.50	$-	$7,948
June 28, 2021	12 months	$350,000	$350,000	$35,000	12%	(6)	$22,750	$267,250
July 3, 2021	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$90,000
July 1, 2021	6 months	$260,000	$260,000	$10,000	12%	$2.50	$-	$89,640
July 6, 2021	6 months	$125,000	$125,000	$-	12%	$2.50	$-	$42,031
July 6, 2021	6 months	$125,000	$125,000	$-	12%	$2.50	$-	$42,031
July 15, 2021 (1)	6 months	$100,000	$100,000	$5,000	12%	(7)	$-	$57,716
July 16, 2021	6 months	$50,000	$50,000	$2,000	12%	$3.00	$-	$40,806
July 16, 2021 (3)	6 months	$306,250	$306,250	$56,250	(3)	(8)	$22,500	$227,500
July 16, 2021 (3)	6 months	$306,250	$306,250	$56,250	(3)	(8)	$12,500	$237,500
July 16, 2021 (3)	6 months	$122,500	$122,500	$22,500	(3)	(8)	$5,000	$95,000
August 31, 2021 (1)	6 months	$189,750	$189,750	$24,750	10%	(9)	$16,500	$148,500
Sept. 8, 2021	8 months	$78,000	$78,000	$3,000	12%	(7)	$-	$40,449
Sept. 10, 2021	8 months	$100,000	$100,000	$4,000	12%	(7)	$-	$43,520
Sept. 15, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	$(7)	$-	$108,801
Sept. 16, 2021	6 months	$250,000	$250,000	$12,500	12%	$(7)	$-	$112,337
Sept. 24, 2021	8 months	$125,000	$125,000	$6,250	12%	(7)	$-	$61,876
Sept. 15, 2021	6 months	$250,000	$250,000	$37,500	12%	(7)	$30,000	$-
October 21, 2021 (5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$16,500	$87,332
November 1, 2021 (5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$-	$96,991
December 7, 2021	12 months	$169,500	$169,500	$19,500	12%	$(10)	$3,750	$-

			$14,376,462	$1,661,225			$1,039,250	$9,508,836

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	The Company and lender have agreed to the extension of the Standstill and Forbearance agreements (as described below).
(3)	Note is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. and Interest rate is. 18.4% OID.
(4)	During the year ended December 31, 2020 the Company entered into Rate Modification Agreements with these lenders. In these agreements five lenders agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.
(6)	Loan is not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lesser of $2.50 per share or 90% of the lowest trading price over the previous 20 days. The loan is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
(7)	Notes can be voluntary converted before maturity at $2.50 per share or mandatorily converted on up-list at lower of $2.50 or up-list price.
(8)	Notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
(9)	Conversion price of this note is $2.50 and will be adjusted to, upon an Event of Default, the lower of (i) the Conversion Price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to Default. Additionally, if an up-list to a national exchange occurs while this Note is outstanding, the Conversion Price shall be changed to the lower of (i) the Conversion Price or (ii) a 25% discount to the up-list price.
(10)	Loan is convertible, upon an event of default, at the lowest closing bid price for the Company’s common stock for the five trading days prior to conversion.

As of December 31, 2021 one lender holds approximately $9.4 million of the $14.4 million convertible notes outstanding.

For the year ended December 31, 2021, the Company recognized amortization expense related to the debt discounts indicated above of $6,689,238. The unamortized debt discounts as of December 31, 2021 related to the convertible debentures amounted to $1,536,649. For the year ended December 31, 2020, the Company recognized amortization expense related to the debt discounts indicated above $5,118,222. The unamortized debt discounts as of December 31, 2020 related to the convertible debentures and other convertible notes amounted to $3,948,167.

Standstill and Forbearance Agreements

The Company has entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes with a total principal as of June 30, 2021 of $1.57 million. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate until March 31, 2021 for convertible notes with a principal balance of $469,000 and until April 16, 2021 for convertible notes with a principal balance of $1.1 million. During the third quarter of 2021, the Company settled three lenders (five notes) with total principal of $827,500, leaving two final lenders (five notes) with total principal of $741,500 outstanding. For the year ended December 31, 2021, the Company incurred interest, penalties, and fees of approximately $1.47 million in connection with Standstill and Forbearance agreements. (See Note 11)

Convertible Loan Modifications and Extinguishments

 We refinanced certain convertible loans during the years ended December 31, 2021 and 2020 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the period or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans in 2021 and 2020. We recorded losses on extinguishment of liabilities of $1,795,150 in 2021 and $3,575,878 in 2020. Our gains and losses were measured by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2021:

2021
Balance at January 1,	$7,545,670
Issuance of convertible debt, face value	6,406,375
Deferred financing cost	(892,125)
Beneficial conversion feature on convertible note	(1,320,331)
Debt discount from shares and warrants issued with debt	(2,050,264)
Conversion of debt into equity	(1,705,455)
Payments	(1,833,295)
Accretion of interest and amortization of debt discount to interest expense through December 31	6,689,238
Balance at December 31	12,839,813
Less: current portion	12,839,813
Convertible debt, long-term portion	$-

Other Notes

On September 9, 2019 and February 28, 2020 we received a total of $966,500 unsecured non-convertible loans from a private investor with a one-month term. During the year ended December 31, 2020, the Company received net proceeds of $463,500, issued 150,000 warrants to purchase common stock (five-year term and $3.50 exercise price) and repaid $275,000. The relative fair value of $185,660 of the warrants issued with the note was recorded as a debt discount to be amortized over the term of the notes. As of December 31, 2021 and 2020 the Company owes $691,500 and $691,500, respectively on these notes which are past due. The Company and the investor are negotiating in good faith to extend the loans.

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

On October 11, 2019 we received a non-convertible loan with a one month term and a 2% interest charge for $25,000 from a private investor. In the year ended December 31,2021 the Company issued 17 shares of Series AA preferred stock and 17,000 warrants to acquire common stock (five year term and $3.50 exercise price) to the investor to settle principal and interest on this loan (see Note 10).

Merchant Agreements

During the years ended December 31, 2021 and 2020 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 9.3% - 14% per month. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The Company’s Chief Executive Officer personally guarantees the performance of the loan issued December 21, 2021.

The following table shows our Merchant Agreements as of December 31, 2021:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
December 21, 2021	$400,000	$520,000	$390,120	Weekly	11,305.00	$6,000
July 6, 2021	125,000	166,250	8,790	Daily	1,279.00	2,500
	$525,000	$686,250	$398,910			$8,500

The following table shows our Merchant Agreements as of December 31, 2020:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
November 5, 2020	$200,000	$275,800	$163,955	Daily	1,724.00	$-
November 19, 2020	100,000	137,900	85,013	Daily	985.00	-
	$300,000	$413,700	$248,968			$-

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

We amortized $49,564 and $318,641 of debt discounts during the years ended December 31, 2021 and 2020, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2021 and 2020 was $0 and $0, respectively.

Related Party Notes

During the year ended December 31, 2021, we received short-term non-convertible loans of $254,600 from related parties and repaid $354,600 of related party loans. These notes bear interest ranging from 0% to 15% interest and are due upon demand. In this period we also issued 69.5 shares of Series AA preferred stock and 69,450 warrants to acquire common stock (five-year term and $3.50 exercise price) to settle $66,000 principal and $107,625 interest (see Note 10).

Long term debt

During the year ended December 31, 2020, the Company borrowed $527,039 through COVID-19 programs that were sponsored by the United States and administered by the Small Business Administration (the “SBA”). The most notable programs were the Payroll Protection Program (or “2020 PPP”) and the Economic Injury Disaster Loan program (or “EIDL”). Under the 2020 PPP, the Company borrowed $367,039 (two-year term and 1% interest rate per annum). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in June 2021. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL loan to December 2022. During the year ended December 31,2021 the 2020 PPP was forgiven by the United States and SBA and in 2022 the 2021 PPP was similarly forgiven.

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

As of December 31, 2021, there were no shares of Junior A issued and outstanding, and no shares of Series A, B, C, and E issued and outstanding.

Series D Convertible Preferred Stock

On November 11, 2011, we completed a registered direct offering, pursuant to which we sold an aggregate of 843 units for a purchase price of $1,000 per unit, resulting in gross proceeds to us of $843,000 (the “Series D Placement”). Each unit (“Series D Unit”) consisted of (i) one share of Series D Convertible Preferred Stock, $0.01 par value per share (the “Series D Convertible Preferred Stock”) convertible into 84 shares of our common stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) one five-year warrant to purchase approximately 21 shares of our common stock at a per share exercise price of $24.30, subject to adjustment as provided in the Warrants (“Series D Warrant”). The Series D Warrants were exercisable beginning on May 11, 2012 and until the close of business on the fifth anniversary of the initial exercise date. There are currently no Series D Warrants outstanding.

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

Series D Warrants

On May 10, 2017, we received net proceeds of $140,214 from the exercise of 19,889 stock purchase warrants from the Series D registered direct offering on November 10, 2011. In consideration for the warrant exercises, we issued to the investors warrants to purchase 39,778 shares of our Common Stock at an exercise price per share equal to $8.40 per share. The warrants expired on the third year anniversary date. We determined the fair value of $186,802 for these warrants and recorded the value as other expenses. All of these warrants have expired.

Series G Convertible Preferred Stock

On July 6 and November 15, 2012, we completed a private placement, pursuant to which we sold an aggregate of 4,844 units for a purchase price of $150.00 per unit (the “Series G Purchase Price”), resulting in gross proceeds to us of $726,600 (the “Series G Private Placement”). Each unit (“Series G Unit”) consists of (i) one share of Series G Convertible Preferred Stock, $0.01 par value per share (the “Series G Preferred Stock”) convertible into 1 share of our common stock, (subject to adjustment for stock splits, stock dividends, recapitalization, etc.) and (ii) a three-year warrant to purchase 1 share of our common stock at a per share exercise price of $15.00 (the “Series G Warrant”). The Series G Warrants will be exercisable until the close of business on the third anniversary of the applicable closing date of the Series G Private Placement. There are currently no Series G Warrants outstanding.

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

Series J Convertible Preferred Stock

On February 6, March 28 and May 20, 2013, the Company entered into a Securities Purchase with various individuals pursuant to which the Company sold an aggregate of 5,087.5 units for a purchase price of $400.00 per unit (the “Purchase Price”), or an aggregate Purchase Price of $2,034,700. Each unit purchased in the initial tranche consists of (i) one share of a newly created series of preferred stock, designated Series J Convertible Preferred Stock, par value $0.01 per share (the “Series J Convertible Preferred Stock”), convertible into 34 shares of the Company’s common stock, par value $0.01 per share and (ii) a warrant to purchase 34 shares of common stock at an exercise price equal to $12.00 per share. The warrants expired three years from the issuance date.

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

During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 406 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of approximately $1,015,000. We issued to the investors warrants to purchase an aggregate 406,000 shares of common stock with an exercise price of $3.50 per share. The Company did not incur any placement agent fees for this transaction. The relative fair value of warrants is $509,130. In this time the Company also issued 200 shares of Series AA Preferred Stock and 200,100 warrants to acquire common stock (five year term and $3.50 exercise price) for settlement of liabilities, including accrued expense, accrued Compensation to employees and non-convertible debt and related interest. The relative fair value of warrants is $245,635. The Company also recognized a $23,004 loss on settlement of liabilities, which is included in losses on extinguishment of liabilities on the consolidated statement of operations.

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

We analyzed these warrants issued in 2021 and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $509,130 into equity relating to the 406,000 investor warrants issued during 2021.

We analyzed the warrants issued in 2020 and determined that they were not considered derivatives and therefore recorded the aggregate relative fair value of $69,580 into equity relating to the 60,000 investor warrants issued during 2020.

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic BCF of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $873,798 and $61,180 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation for the years ended December 31, 2021 and 2020, respectively.

Common Stock

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2021, options to acquire 1,333,101 shares were outstanding under these Plans.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $304,900, which is expected to be recognized over weighted average period of 1.59 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2020, based on the December 31, 2020 closing stock price of $2.12, was $1,240,469. At this time the warrants had a weighted average remaining contractual term of 3.10 years and zero intrinsic value. During the year ended December 31, 2021 the Company issued 24,000 stock options to an employee ($49,135 fair value, $2.17 exercise price, three-year vesting term and ten-year expiration term).

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $140,455, which is expected to be recognized over weighted average period of 1.09 years. The aggregate intrinsic value associated with the options outstanding and exercisable and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2021, based on the December 31, 2021 closing stock price of $2.31, was $2,124,104. At this time the warrants had a weighted average remaining contractual term of 2.39 years and zero intrinsic value.

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, January 1, 2020	1,396,302	$0.69	9,893,034	$3.52	11,289,336	10,148,543
Granted	-	-	4,925,031	3.50	4,925,031
Exercised	-	-	-	-	-
Expired	-	-	(383,363)	4.01	(383,363)
Forfeited	(40,401)	0.78	-	-	(40,401)
Balance outstanding, December 31, 2020	1,355,901	$0.71	14,434,702	$3.50	15,790,603	15,302,830
Granted	24,000	2.17	2,235,408	3.57	2,259,408
Exercised	(21,411)	0.69	(187,500)	3.50	(208,911)
Expired	-	-	(275,502)	3.50	(275,502)
Forfeited	(25,389)	0.69	-	-	(25,389)
Balance outstanding, December 31, 2021	1,333,101	$0.72	16,207,108	$3.50	17,540,209	17,308,567

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.69	$1.00	1,309,101	7.7	$0.69	1,101,459	7.6	$0.69
$1.01	$3.00	24,000	9.1	$2.17	-	-	$-
		1,333,101	7.8	$0.72	1,101,459	7.6	$0.69

Common Stock Issuances

On various dates in the year ended December 31, 2021 the Company issued 333,200 shares with a fair value of $794,562 for services rendered; 36,290 shares for a cashless warrant exercise; 82,373 shares with a fair value of $184,274 in lieu of cash for the 8% dividend on Series AA Convertible Preferred Stock; 1,195,996 shares with a fair value of $2,989,990 for the conversion of debt and interest for common stock; 2,883,282 shares with a fair value of $6,665,656 for debt extension, settlement and interest payments, 21,411 shares for stock option exercises (at an exercise price of $0.69) and 399,650 shares with a fair value of $646,718 in conjunction with the signing of new convertible loans. During this period, we also issued 1,146,945 warrants (three to five-year term at a $3.50 to $5.00 exercise price) to acquire common stock at a fair value of $1.4 million to lenders in conjunction with signing of new convertible loans. We also issued 71,042 warrants (3-year term at $3.5 exercise price) to acquire common stock at a fair value of $107,275 to lender in for debt settlement.

As profiled in the following table, for seven loans we are obligated to issue common stock if not paid by defined dates.

		Loan	Percentage of Loan	Defined	Shares Issuable
Loan	Loan Issuance Date	Principal	Principal Issuable	Date	Frequency

Loan 1	July 21, 2020	$115,000	0.0435%	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	0.0362%	November 16, 2020	Weekly
Loan 3	September 23, 2020	$15,000	0.0652%	December 1, 2020	Weekly
Loan 4	September 25, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 5	October 22, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 6	October 21, 2021	$189,750	0.0435%	January 2, 2022	Weekly
Loan 7	November 1, 2021	$189,750	0.0435%	January 2, 2022	Weekly

During the year ended December 31, 2021, the Company accrued $6,288,529 in interest expense for these obligations to issue common stock.

For our loan dated December 23, 2020, we are obligated to issue 100,000 warrants if the loan is not repaid before January 23, 2021 and an additional 10,000 shares of common stock and 100,000 warrants if the loan is not repaid before February 23, 2021. We are also obligated to issue 10,000 shares of common stock and 200,000 warrants if the loan is not repaid before March 23, 2021. During the year ended December 31, 2021 the Company issued 400,000 warrants to this lender ($3.50 exercise price and five-year term) with a fair value of $600,298. The Company is also obligated to issue 10,000 shares of common stock to this lender every 31 days up to the loan’s maturity date on June 23, 2021.

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

(11) Subsequent Events

From January 1, 2022 through March 31, 2022 the Company received two convertible loans for $145,487, which each carry a 12% annual interest rate and eight and twelve month terms. One loan is convertible at $2.50 per share other than in an event of default otherwise upon an event of default, the conversion price will be at 75% of the lowest trading price for the common stock over five days before conversion. The other loan is convertible, upon an event of default, at 75% of the lowest trading price for the common stock over five days before conversion. In this period, the Company also borrowed $177,500 from related parties with 10% original issue discount and 12% annual interest rate, and entered into two new Merchant Cash lender agreements (collecting $361,120 and obligating the Company to pay $18,990 each week to the lenders).

In this time the Company also rolled over two loans totaling $475,000 (dated June 30, 2021, and June 28, 2021) into new loans totaling $1,200,000 with terms extended six to eight months. The Company issued 132,000 shares of common stock as origination fees for the new loans. Separately, during this period the Company extended five loans totaling $1,045,000 (dated July 16, 2021, June 30,2021, July 16, 2021, July 16, 2021 and July 16, 2021) for five to six months with new principal of $1,095,250 issuing 147,500 shares of common stock as extension fees.

During this period the Company also issued 140,200 shares to a lender who converted $350,500 of liabilities and debt principal (principally $258,385 in penalties) into common stock, repaid a convertible loan dated September 24, 2020 for $134,805 (comprised of principal and accrued interest) and issued 37,000 shares of common stock and 30,000 warrants to acquire common stock (three year term and $3.50 strike price) to consultants for investor relations services. In this time the Company also repaid $107,000 of debt in cash.

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2021, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2021, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2021.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	71	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director		2023

Jeffrey N. Peterson	66	Chairman of the Board	Audit, Compensation, Nominating	2024

Dr. Mickey Urdea	69	Director	Scientific Advisory Board	2024

Vito J. Mangiardi	73	Director	Audit, Compensation, Nominating	2022

Kevin A. Pollack	51	Director	Audit, Compensation, Nominating	2022

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

Mr. Jeffrey N. Peterson has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. Since 1999, he has served as the Chief Executive Officer of Target Discovery, Inc. (“TDI”), a personalized medicine diagnostics (PMDx) and analytical testing solutions company. Mr. Peterson also serves as Chairman and CEO of TDI’s majority-owned subsidiary, Veritomyx, Inc., which is commercializing software tools for more sensitive, complete and accurate identification and characterization of all large and small molecular components of complex samples. Mr. Peterson served as Chairman of the Board of Imaging3, a publicly traded company on the OTCQB, an innovative medical and industrial imaging company, from March 2018 through July 2019. Prior to incorporating and founding TDI, Mr. Peterson served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy. Prior to that, he spent 9 years in key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, and Consumer) businesses, last serving as CEO and General Manager of Abbott South Africa. Mr. Peterson’s experience prior to Abbott Laboratories included 11 years with General Electric’s Engineered Materials and Plastics businesses, spanning roles in strategic planning, business development, technology licensing, marketing and sales, operations, quality control and R&D. Mr. Peterson holds BSChE and MSChE (Chemical Engineering) degrees from MIT, as well as 6 issued US patents. He served as Chair Emeritus of the BayBio Institute, a non-profit organization serving the life science community, and on the Board of BayBio, a trade association for the life sciences industry in Northern California. He served as a cofounder of the Coalition for 21st Century Medicine, and of BIO’s Personalized Medicine & Diagnostics Working Group. He served on the Board of Advisors for the Center for Professional Development and Entrepreneurship at the University of Texas MD Anderson Cancer Center. He currently serves on the Advisory Board of the California Technology Council.

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

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. From 2017 to 2018, Mr. Pollack served as an advisor to Opiant Pharmaceuticals, Inc. (OPNT-NASDAQ), a pharmaceutical company with a mission to create best-in-class medicines for the treatment of addictions and drug overdose. He previously served as its Chief Financial Officer and as a member of its Board of Directors from 2012 until 2017. He also serves as President of Short Hills Capital LLC. Previously, Mr. Pollack worked in asset management at Paragon Capital LP, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance, and mergers and acquisitions. He served on the Board of Directors of Taronis Fuels, Inc. (TRNF-OTCQB) from 2019 to 2021 and served on the Board of Directors of BBHC, Inc., formerly a publicly traded company, from 2012 until 2020. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

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

Name	Age	Position
Richard T. Schumacher	71	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	67	Senior Vice President of Engineering
Alexander Lazarev, Ph.D.	57	Chief Science Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2021 and 2020 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2021; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers at the end of fiscal 2021.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Qualified Deferred Compensation Earning	All other Compensation(4)	Total

Richard T. Schumacher	2021	$308,962	$-	$58,228	$-	$-	$46,216	$413,406
President, CEO	2020	308,962	-	-	-	-	11,631	320,593

Edmund Ting, Ph.D.	2021	207,480	-	-	-	-	49,439	256,919
Senior Vice President of	2020	207,480	-	-	-	-	3,106	210,586
Engineering

Alexander Lazarev, Ph.D.	2021	200,000	-	66,151	-	-	2,338	268,489
Vice President of	2020	200,000	-	-	-	-	6,554	206,554
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2021 or 2020.

(2) Amounts represent common stock issued at $2.50 per share for the Company’s PTO buyback program.

(3) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 3, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2021, for the relevant assumptions used to determine the valuation of stock option grants.

(4) “All Other Compensation” includes our Company match to the executives’ 401(k) contribution, premiums paid on life insurance for the executives, and cash compensation for the Company’s PTO buyback program. All of these benefits are available to all of our employees. In the case of Mr. Schumacher, “All Other Compensation” also includes $8,379 in premiums we paid for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary. “All Other Compensation” for Dr. Ting includes $6,000 paid to Dr. Ting in lieu of his participation in the medical benefit plan offered by the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Richard T. Schumacher	10,000	-	$0.69	7/18/2028
President, CEO	324,501	98,167	$0.69	12/19/2028

Edmund Y. Ting, Ph.D	21,185	-	$0.69	7/18/2028
Senior Vice President of Engineering	58,870	26,685	$0.69	12/19/2028

Alexander V. Lazarev, Ph.D	17,835	-	$0.69	7/18/2028
Vice President of Research & Development	50,670	40,670	$0.69	12/19/2028

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2013 Equity Incentive Plan. On December 19, 2019, all outstanding options were repriced and re-issued pursuant to this plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

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

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during fiscal 2021.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)
Vito J. Mangiardi	70,000	-	-	70,000
Jeffrey N. Peterson	107,500	-	-	107,500
Kevin A. Pollack	72,500	-	-	72,500
Michael S. Urdea, Ph. D.	50,000	-	-	50,000

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and fees ranging from $5,000 to $20,000 for chairing and attending committee meetings in 2021. Mr. Peterson currently earns $20,000 per quarter as chairman of the board of directors. There is no limit to the number of board of directors or committee meetings that may be called.

The following table shows the total number of outstanding stock options as of December 31, 2021 that have been issued as director compensation. The Company did not issue any stock options as director compensation in 2021.

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

The Compensation Committee has the authority to hire and fire advisors and compensation consultants as needed and approve their fees. No advisors or compensation consultants were hired or fired in fiscal 2021. The Compensation Committee is also authorized to delegate any of its responsibilities to sub committees or individuals as it deems appropriate. The Compensation Committee did not delegate any of its responsibilities in fiscal 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership Information

The following table sets forth certain information as of March 31, 2022 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 8,712,494 shares of our common stock issued and outstanding as of March 31, 2022. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2022, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Richard T. Schumacher(2)	462,868	5.1%
Jeffrey N. Peterson(3)	275,953	3.1%
Kevin A. Pollack(4)	134,264	1.5%
Michael S. Urdea(5)	111,834	1.3%
Vito J. Mangiardi(6)	92,308	1.1%
Edmund Y. Ting, Ph.D.(7)	89,765	1.0%
Alexander V. Lazarev, Ph.D.(8)	129,447	1.5%

All Executive Officers and Directors as a Group (9)	1,296,439	13.1%

1)	Percentage of ownership is based on 8,712,494 shares of our common stock outstanding as of March 31, 2022.

2)	Includes (i) 360,557 shares of Common Stock issuable upon exercise of options; (ii) 32,091 shares of Common Stock issuable upon the exercise of warrants and (iii) 32,091 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 38,129 shares of Common Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

3)	Includes (i) 120,312 shares of Common Stock issuable upon exercise of options; (ii) 65,200 shares of Common Stock issuable upon the exercise of warrants; (iii) 65,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 25,241 shares of Common Stock.

4)	Includes (i) 70,408 shares of Common Stock issuable upon exercise of options; (ii) 20,534 shares of Common Stock issuable upon exercise of warrants; (iii) 20,534 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 22,788 shares of Common Stock.

5)	Includes (i) 52,072 shares of Common Stock issuable upon exercise of options; (ii) 20,200 shares of Common Stock issuable upon exercise of warrants; (iii) 20,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 19,362 shares of Common Stock.

6)	Includes (i) 70,408 shares of Common Stock issuable upon exercise of options; (ii) 4,400 shares of Common Stock issuable upon exercise of warrants; (iii) 4,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (iv) 13,100 shares of Common Stock.

7)	Includes (i) 88,950 shares of Common Stock issuable upon exercise of options and (ii) 815 shares of Common Stock.

8)	Includes (i) 76,117 shares of Common Stock issuable upon exercise of options; (ii) 26,460 shares of Common Stock issuable upon exercise of warrants; (iii) 26,460 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock; and (ii) 410 shares of Common Stock.

9)	Includes (i) 838,824 shares of Common Stock issuable upon exercise of options; (ii) 168,885 shares of Common Stock issuable upon the exercise of warrants; (iii) 168,885 shares of Common Stock issuable upon conversion of Series AA Convertible Preferred Stock and (iv) 119,845 shares of Common Stock.

Equity Compensation Plan Information

We maintain a number of equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2021 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2013 Equity Incentive Plan	1,333,101	$0.72	1,645,488
Equity compensation plan approved by security holders - 2021 Equity Incentive Plan	3,000,000	-	3,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE.

The following is a summary of transactions since January 1, 2020 to which we have been or will be a party in which the amount involved exceeded or will exceed $25,675 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. Mr. Jeffrey N. Peterson, the chief executive officer of TDI, has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. For the years ended December 31, 2020 and 2021, we reported expenses of $82,800 and $86,800, respectively for these arrangements.

Related Party Notes

During the year ended December 31, 2021, we received short-term non-convertible loans of $254,600 from related parties. The loans were repaid in full as of December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2021.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2021 and 2020:

	Fiscal 2021 Fees	Fiscal 2020 Fees
Audit Fees	$160,000	$155,000
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$160,000	$155,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Company.	S-1	3.1	10/08/1996
3.2	Articles of Amendment to Restated Articles of the Organization of the Company	10-Q	3.1	11/23/2004
3.3	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/18/2009
3.4	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	04/12/2011
3.5	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	11/10/2011
3.6	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	01/04/2013
3.7	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/13/2013
3.8	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/12/2013
3.9	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/05/2014
3.10	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/31/2014
3.11	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	07/28/2015
3.12	Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019.	8-K	3.1	02/15/2019
3.13	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	10/08/1996
3.14	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	3/31/2003
4.1	Specimen Certificate for Shares of the Company’s common stock	10-KSB	4.1	04/22/2005

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934				X
4.3	Form of Warrant Held by Convertible Note Holders				X
4.4	Form of Convertible Note Currently Outstanding				X
4.5	Form of Convertible Note Currently Outstanding				X
10.1	2013 Equity Incentive Plan.*	S-8	4.1	04/24/2015
10.2	2021 Equity Incentive Plan.*				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2022	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	April 5, 2022
Richard T. Schumacher	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 5, 2022
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 5, 2022
Michael S. Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 5, 2022
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 5, 2022
Kevin A. Pollack

