Form 10-Q
period 2022-03-31
PRESSURE BIOSCIENCES INC
filed 2022-05-19
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of May 13, 2022 was 8,788,098.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,803	$132,311
Accounts receivable	291,846	154,746
Inventories, net of $342,496 reserve at March 31, 2022 and December 31, 2021	1,360,539	1,147,554
Prepaid expenses and other current assets	184,936	422,617
Total current assets	1,956,124	1,857,228
Investment in equity securities	79,114	59,976
Property and equipment, net	103,520	115,846
Right of use asset leases	369,006	395,565
Intangible assets, net	382,211	403,846
TOTAL ASSETS	$2,889,975	$2,832,461
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$665,228	$527,924
Accrued employee compensation	170,212	117,680
Accrued professional fees and other	2,133,392	1,955,672
Other current liabilities	8,304,648	7,757,217
Deferred revenue	45,806	37,124
Convertible debt, net of unamortized discounts of $813,478 and $1,536,649, respectively	14,290,657	12,839,813
Other debt, net of unamortized discounts of $11,670 and $0, respectively	1,311,495	1,256,840
Operating lease liability	135,810	132,996
Other related party debt	195,250	-
Total current liabilities	27,252,498	24,625,266
LONG TERM LIABILITIES
Long term debt	150,000	150,000
Operating lease liability – long term	233,196	262,569
Deferred revenue	2,592	3,587
TOTAL LIABILITIES	27,638,286	25,041,422
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,649 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	87	87
Common stock, $.01 par value; 100,000,000 shares authorized; 10,194,136 and 9,120,526 shares issued and outstanding on March 31, 2022 and December 31, 2021 respectively	101,942	91,206
Warrants to acquire common stock	31,974,888	31,715,154
Additional paid-in capital	63,867,846	64,261,048
Accumulated deficit	(120,694,086)	(118,277,468)
Total stockholders’ deficit	(24,748,311)	(22,208,961)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,889,975	$2,832,461

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Revenue:
Products, services, other	$480,000	$559,874
Total revenue	480,000	559,874

Costs and expenses:
Cost of products and services	314,363	226,275
Research and development	281,589	299,943
Selling and marketing	66,462	93,328
General and administrative	903,885	1,015,430
Total operating costs and expenses	1,566,299	1,634,976

Operating loss	(1,086,299)	(1,075,102)

Other (expense) income:
Interest expense, net	(2,579,161)	(4,668,064)
Unrealized (loss) gain on investment in equity securities	19,138	(107,903)
Loss on extinguishment of liabilities	(589,850)	(725,159)
Other income (expense)	(3,513)	(1,359)
Total other expense	(3,153,386)	(5,502,485)

Net loss	(4,239,685)	(6,577,587)
Deemed dividends on beneficial conversion feature	-	(57,884)
Preferred stock dividends	(432,149)	(403,215)
Net loss attributable to common stockholders	$(4,671,834)	$(7,038,686)
Basic and diluted net loss per share attributable to common stockholders	$(0.48)	$(1.45)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	9,695,189	4,865,826

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,239,685)	$(6,577,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(10,000)	(367,039)
Non-cash lease expense	26,559	15,576
Common stock and warrants issued for interest and extension fees	1,173,458	2,622,078
Depreciation and amortization	35,096	27,190
Accretion of interest and amortization of debt discount	817,877	2,165,780
Loss on extinguishment of accrued liabilities and debt	589,570	-
Stock-based compensation expense	64,483	61,237
(Gain) loss on investment in equity securities	(19,138)	107,903
Common stock and warrants issued for services	117,461	238,512
Changes in operating assets and liabilities:
Accounts receivable	(137,100)	(373,268)
Inventories	(212,985)	33,402
Prepaid expenses and other assets	237,681	43,291
Accounts payable	137,304	(60,613)
Accrued employee compensation	52,532	42,702
Operating lease liability	(26,559)	(15,576)
Deferred revenue and other accrued expenses	637,164	799,397
Net cash used in operating activities	(756,282)	(1,237,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(1,135)	(3,962)
Net cash used in investing activities	(1,135)	(3,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series AA Convertible Preferred Stock	-	100,000
Proceeds from stock option exercises	-	14,773
Net proceeds from convertible debt	806,000	730,000
Net proceeds from non-convertible debt – third party	351,150	854,538
Net proceeds from non-convertible debt – related party	195,250	85,000
Payments on convertible debt	(324,350)	(191,250)
Payments on non-convertible debt – related party	-	(70,000)
Payments on non-convertible debt	(284,141)	(250,094)
Net cash provided by financing activities	743,909	1,272,967

NET INCREASE IN CASH AND CASH EQUIVALENTS	(13,508)	31,990
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132,311	18,540
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,803	$50,530

SUPPLEMENTAL INFORMATION
Interest paid in cash	$120,436	$37,375
NON CASH TRANSACTIONS:
Common stock issued with debt	142,480	-
Discount from warrants issued with debt	87,436	162,654
Common stock issued in lieu of cash for dividend	64,256	-
Early adoption of ASU 2020-06	473,027	-
Preferred stock dividends	432,149	403,215
Conversion of debt and interest into common stock	350,500	118,000
Discount due to beneficial conversion feature	-	53,777
Deemed dividend - beneficial conversion feature	-	57,884

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,649	$87	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,483	-	64,483
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(432,149)	(432,149)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,000	370	-	77,330	-	77,700
Issuance of common stock warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	39,761	-	-	39,761
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	214,500	2,145	-	470,755	-	472,900
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	140,200	1,402	-	349,098	-	350,500
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	31,810	318	-	63,938	-	64,256
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	558,100	5,581	-	1,167,877	-	1,173,458
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,000	920	-	141,560	-	142,480
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	87,436	-	-	87,436
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,239,685)	(4,239,685)
BALANCE, March 31, 2022	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,649	$87	10,194,136	$101,942	$31,974,888	$63,867,846	$(120,694,086)	$(24,748,311)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit

BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,043	81	4,168,324	$41,683	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	61,237	-	61,237
Stock option exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,411	214	-	14,559	-	14,773
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(403,215)	(403,215)
Issuance of warrants for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	600,298	-	-	600,298
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	112,400	1,124		237,388	-	238,512
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,777	-	53,777
Series AA Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	40	-	-	-	49,884	50,116	-	100,000
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57,884	-	57,884
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(57,884)	-	(57,884)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	47,200	472	-	117,528	-	118,000
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	922,372	9,224	-	2,012,556	-	2,021,780
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	162,654	-	-	162,654
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,577,587)	(6,577,587)
BALANCE, March 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,083	$81	5,271,707	$52,717	$30,005,307	$52,860,129	$(103,446,609)	$(20,527,363)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

  2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2022, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 5 and 6. In addition we raised debt and equity capital after March 31, 2022 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

  3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting companies financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and early adopted the new guidance on January 1, 2022 using the modified retrospective approach and recorded a cumulative effect of adoption equal to a $2,728,243 decrease in additional paid in capital and a $2,255,216 decrease in accumulated deficit. There is no expected material impact to the Company’s statements of operations or cash flows as the result of the adoption of ASU 2020-06.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly owned subsidiaries PBI BioSeq, Inc and PBI Agrochem, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended March 31,
Primary geographical markets	2022	2021
North America	$318	$208
Europe	46	84
Asia	116	268
	$480	$560

	Three Months Ended March 31,
Major products/services lines	2022	2021
Hardware	$284	$377
Consumables	40	102
Contract research services	15	6
Sample preparation accessories	31	29
Agrochem products	83	-
Technical support/extended service contracts	17	24
Shipping and handling	10	19
Other	-	3
	$480	$560

	Three Months Ended March 31,
Timing of revenue recognition	2022	2021
Products transferred at a point in time	$448	$538
Services transferred over time	32	22
	$480	$560

Contract balances

In thousands of US dollars ($)	March 31, 2022	December 31, 2021
Receivables, which are included in ‘Accounts Receivable’	$292	$155
Contract liabilities (deferred revenue)	48	41

Transaction price allocated to the remaining performance obligations.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2022	2023	Total
Extended warranty service	$46	$3	$49

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31,
	2022	2021
Top Five Customers	73%	88%
Federal Agencies	0%	1%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2022 and December 31, 2021. The Top Five Customers category may include federal agency receivable balances if applicable.

	March 31, 2022	December 31, 2021
Top Five Customers	88%	82%
Federal Agencies	3%	5%

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

Beginning in July 2021, we brought the assembly of our Barocycler 2320EXT instruments in-house. This became necessary when our independent contract assembler (CBM Industries) informed us that they were about to need 100% of their assembly space for one of their customers, who was in fact one of the largest life science instrument manufacturers in the U.S. We worked with our notified body to gain approval to use both the CE and CSA marks on the instrument, which we received during Q3 2021. Until further notice, we expect to continue to assemble our Barocycler 2320EXT instrument at our South Easton, MA location.

We currently manufacture and assemble the Barocycler®, HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler® product line, and future instruments.

Investment in Equity Securities

As of March 31, 2022, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of March 31, 2022, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $79,114. We recorded $19,138 as an unrealized gain during the three months ended March 31, 2022 for changes in market value.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(4,671,834)	$(7,038,686)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	9,695,189	4,865,826

Loss per common share – basic and diluted	$(0.48)	$(1.45)

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

	As of March 31,
	2022	2021
Stock options	1,307,822	1,358,490
Convertible debt	5,668,816	4,757,701
Common stock warrants	16,350,438	14,901,211
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	8,649,000	8,083,000
	32,475,868	29,600,194

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

The Company recognized stock-based compensation expense of $64,483 and $61,237 for the three months ended March 31, 2022 and 2021, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2022	2021
Cost of sales	$4,349	$5,053
Research and development	18,909	25,862
Selling and marketing	9,050	4,595
General and administrative	32,175	25,727
Total stock-based compensation expense	$64,483	$61,237

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022:

		Fair value measurements at March 31, 2022 using:
	March 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$79,114	$79,114	-	-
Total Financial Assets	$79,114	$79,114	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021:

		Fair value measurements at December 31, 2021 using:
	December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	59,976	59,976	-	-
Total Financial Assets	$59,976	$59,976	$-	$-

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2022:

2022	$188,210
2023	149,299
2024	64,393
2025	66,969
2026	51,778
Thereafter	-
$520,649

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

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2021 and $60,000 in 2022. For the three months ended March 31, 2022 and March 31, 2021, the Company reported $17,700 and $28,200, respectively in TDI fees.

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

  5) Convertible Debt and Other Debt

Convertible Debt

On various dates during the three months ended March 31, 2022, the Company issued convertible notes for a total of $1,114,738 which contained varied terms and conditions as follows: a) 5-12 month maturity date; b) interest rates of 12%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with either shares of common stock or warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock and warrants issued with the notes of $229,916 was recorded as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment at March 31, 2022.

The specific terms of the convertible notes and outstanding balances as of March 31, 2022 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares

May 17, 2018 (1)(2)	12 months	$380,000	$98,544	$15,200	8%	$2.50	$15,200	$332,407
January 3, 2019 (1)(4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
June 4, 2019 (1)(2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
July 19, 2019 (1) (2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
September 27,2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24, 2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
November 15,2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
January 2,2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24,2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19,2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11,2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020 (1)	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17,2020 (1)	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
April 30,2020 (1)	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020 (1)	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18,2020 (1)	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
June 2, 2020 (1)	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
June 12,2020 (1)	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020 (1)	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020 (1)	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020 (1)	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020 (1)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020 (1)	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020 (1)	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (1) (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (1)	12 months	$115,000	$15,000	$15,000	10%	$2.50	$10,000	$20,500
December 3, 2020 (1)	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
October 22, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
February 17, 2021 (1)	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$180,000
March 23, 2021 (1)	12 months	$55,000	$55,000	$5,000	10%	$2.50	$-	$36,431
May 6, 2021 (1)	12 months	$402,500	$402,500	$52,500	10%	$2.50	$35,000	$312,551
June 17, 2021	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$144,760
June 25, 2021	12 months	$977,500	$977,500	$127,500	10%	$2.50	$-	$773,802
June 3, 2021 (1)	6 months	$50,000	$50,000	$1,500	12%	$2.50	$-	$7,948
March 1, 2022 (13)	6 months	$700,000	$700,000	$84,000	12%	(6)	$-	$-
July 3, 2021	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$90,000
February 1, 2022 (14)	6 months	$260,000	$210,000	$10,000	12%	$(7)	$2,000	$-
February 4, 2022 (13)	8 months	$500,000	$500,000	$30,000	12%	$(11)	$-	$-
July 6, 2021 (1)	6 months	$130,000	$130,000	$10,000	12%	$2.50	$-	$-
July 15, 2021 (1)	6 months	$100,000	$45,000	$5,000	12%	(7)	$-	$57,716
January 19, 2022 (14)	6 months	$52,000	$52,000	$2,000	12%	$2.50	$2,000	$-
January 20, 2022 (3) (14)	6 months	$352,188	$352,188	$45,938	(3)	(8)	$-	$-
January 20, 2022 (3) (14)	6 months	$352,188	$352,188	$45,938	(3)	(8)	$-	$-
January 20, 2022 (3) (14)	6 months	$140,875	$140,875	$18,375	(3)	(8)	$-	$-
August 31, 2021	12 months	$189,750	$189,750	$24,750	10%	(9)	$16,500	$148,500
Sept. 8, 2021 (1)	8 months	$78,000	$78,000	$3,000	12%	(7)	$-	$40,449
Sept. 10, 2021 (1)	8 months	$100,000	$100,000	$4,000	12%	(7)	$-	$43,520
Sept. 15, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	(7)	$-	$108,801
Sept. 16, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	(7)	$-	$112,337
Sept. 24, 2021	8 months	$125,000	$125,000	$6,250	12%	(7)	$-	$61,876
Sept. 15, 2021 (1)	6 months	$250,000	$250,000	$37,500	12%	(7)	$30,000	$-
October 21, 2021 (5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$16,500	$87,332
November 1, 2021 (5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$-	$96,991
December 7, 2021	12 months	$169,500	$118,650	$19,500	12%	(10)	$3,750	$-
March 23,2022	8 months	$56,500	$56,500	$6,500	12%	(12)	$-	$-
March 29, 2022	8 months	$112,000	$112,000	$13,000	12%	(12)	$-	$-
February 9,2022	12 months	$88,987	$80,112	$10,237	12%	(10)	$-	$-
March 30, 2022	12 months	$10,000	$10,000	$-	12%	2.50	$-	$38,400

			$15,103,691	$1,703,088			$965,500	$8,460,529

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	The Company and lenders have entered into Standstill and Forbearance Agreements (as described below).
(3)	Note is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. and interest rate is 40.9% OID.
(4)	During the year ended December 31, 2020, the Company entered into a Rate Modification Agreement with this lender. In this agreement the lender agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.
(6)	Loan is not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
(7)	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
(8)	Notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
(9)	Conversion price of this note is $2.50 and will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default. Additionally, if an up-list to a national exchange occurs while this note is outstanding, the conversion price shall be changed to the lower of (i) the conversion price or (ii) a 25% discount to the up-list price.
(10)	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
(11)	Loans can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
(12)	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
(13)	During the three months ended March 31, 2022, the Company extended two loans totaling $475,000 and increased the principal to $1,200,000. The Company issued 60,000 shares of common stock for these extensions and added principal.
(14)	During the three months ended March 31, 2022, the Company extended five loans totaling $1,045,000 and increased the principal to 1,107,251 and issued 149,500 shares of common stock for the extensions.

As of March 31, 2022, one lender holds approximately $9.4 million of the $15.1 million convertible notes outstanding.

For the three months ended March 31, 2022, the Company recognized amortization expense related to the debt discounts indicated above of $794,242. The unamortized debt discounts as of March 31, 2022 related to the convertible debentures and other convertible notes amounted to $813,478.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. The Company and two lenders ($673,528 outstanding principal at March 31, 2022) are negotiating in good faith to resolve the remaining loans.

In connection to these agreements, the Company incurred interest, penalties, and fees of approximately $202,050 in the three months ended March 31, 2022.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the three months ended March 31, 2022 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the three months ended March 31, 2022 we recorded losses on extinguishment of liabilities of approximately $0.6 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2022:

2022
Balance at January 1,	$12,839,813
Early adoption of ASU 2020-06	473,027
Issuance of convertible debt, face value	1,114,738
Deferred financing cost	(308,738)
Debt discount from shares and warrants issued with debt	(229,916)
Payments	(324,350)
Conversion of debt into equity	(68,159)
Accretion of interest and amortization of debt discount to interest expense	794,242
Balance at March 31,	14,290,657
Less: current portion	14,290,657
Convertible debt, long-term portion	$–

Other Notes

As of March 31, 2022 the Company owes $691,500 on two notes to a private investor. During the three months ended March 31, 2022, the Company issued 100,000 warrants (3 year term, $3.50 strike price) to the lender. The Company and the lender are negotiating in good faith to extend these loans.

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

Merchant Agreements

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 10.8% per month. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The Company’s Chief Executive Officer (“Guarantor”) is guaranteeing that the Company will perform its obligations under the Agreement.  In no circumstance will Guarantor be asked or obligated to repay or be liable for the payment of any amount paid by Buyer to Seller, including, but not limited to, the Purchase Price.

The following table shows our Merchant Agreements as of March 31, 2022:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
February 10, 2022	$120,000	$157,560	$67,285	Weekly	7,878.00	$1,200
January 11, 2022	$240,000	$300,000	$125,140	Weekly	11,112.00	$-
December 21, 2021	$400,000	$520,000	$268,775	Weekly	11,305.00	$6,000
	$760,000	$977,560	$461,200			$7,200

The following table shows our Merchant Agreements as of December 31, 2021:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
December 21, 2021	$400,000	$520,000	$390,120	Weekly	11,305.00	$6,000
July 6, 2021	125,000	166,250	8,790	Daily	1,279.00	2,500
	$525,000	$686,250	$398,910			$8,500

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

Related Party Notes

During the three months ended March 31, 2022, we received short-term non-convertible loans of $195,250 from related parties, which bear interest rates of 12% and are due upon demand.

Long term debt

The Company entered into a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets.

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

As of March 31, 2022, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2021 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of March 31, 2022, options to acquire 1,307,822 shares were outstanding under these Plans.

As of March 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $108,471, which is expected to be recognized over weighted average period of 0.82 year. The aggregate intrinsic value associated with the options outstanding and exercisable, and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of March 31, 2022, based on the March 31, 2022 closing stock price of $2.02, was $1,707,483.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2021	1,333,101	$0.72	16,207,108	$3.50	17,540,209	17,308,567
Granted	-	-	230,000	3.50	230,000	-
Exercised	-	-	-	-	-	-
Expired/forfeited	(25,279)	0.69	(86,670)	$3.50	(111,949)	-
Balance outstanding, March 31, 2022	1,307,822	$0.72	16,350,438	$3.50	17,658,260	17,486,529

As of March 31, 2022, the 1,307,822 options outstanding have a $0.72 weighted average exercise price and 7.47 years weighted average remaining term. Of these options, 1,136,091 are currently exercisable.

Common Stock and Warrant Issuances

As profiled in the following table, for five loans we are obligated to issue common stock if not paid by defined dates.

	Loan Issuance	Loan	Percentage of Loan	Defined	Shares Issuable
Loan	Date	Principal	Principal Issuable	Date	Frequency

Loan 1	July 21, 2020	$115,000	0.0435%	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	0.0362%	November 16, 2020	Weekly
Loan 3	October 22, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 4	October 21, 2021	$189,750	0.0435%	January 2, 2022	Weekly
Loan 5	November 1, 2021	$189,750	0.0435%	January 2, 2022	Weekly

For the three-month period ended March 31,2022 the Company is obligated to issue 554,500 shares of common stock for the loans listed in the above table, but has not issued the shares. The Company and the lenders are negotiating in good faith to resolve these loans and expect to reach a settlement in the coming month. During the three-month period ended March 31, 2022 the Company accrued $1,165,250 in interest expense for these obligations to issue common stock.

On various dates in the quarter ended March 31, 2022 the Company issued a total of 1,073,610 shares of restricted common stock to accredited investors and consultants. 140,200 of the shares with a fair value of $350,500 were issued for the conversion of debt and interest for common stock, 558,100 of the shares with a fair value of $1,173,458 were issued for interest paid-in-kind, 37,000 of the shares with a fair value of $77,700 were issued for services rendered, 31,810 shares with a fair value of $64,256 for dividends paid-in-kind, 92,000 shares with a fair value of $142,480 for new convertible debt issuances and 214,500 shares with a fair value of $472,900 for debt extension.

During the three months ended March 31, 2022, we issued 100,000 warrants (three-year term at a $3.50 exercise price) to acquire common stock at a fair value of $87,436 to a lender in conjunction with signing of new convertible loans. We also issued 30,000 warrants (three-year term at a $3.50 exercise price) with a fair value of $39,761 for services rendered and 100,000 warrants (three-year term at a $3.50 exercise price) with a fair value of $132,537 for debt extension.

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

  7) Subsequent Events

After April 1, 2022, the Company issued 22,000 shares of common stock along with issuance of two convertible loans (totaling $200,000). Each loan carries a 12% annual interest rate, a twelve-month term and is convertible at $2.50 per share.

In this period, the Company also borrowed $227,000 from related parties with 10% original issue discount and 12% annual interest rate, and repaid $211,000 of related party loans. The Company also entered into a new merchant cash loan arrangement (collecting $225,000 in return for contractual payments of $11,008 per week for 28 weeks).  During this period the Company also issued 40,000 shares of common stock to professional services vendors and committed to issue 20,000 shares in three months for service to be provided.

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Report. We qualify all of our forward-looking statements by these cautionary statements.

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

Developments and Accomplishments:

We reported the following accomplishments during 2022:

●	On May 4, PBI announced the first nanoemulsions manufacturing agreement under recently released UST Early Access Program

●	On April 27, PBI announced the availability of the Early Access Program for UST nanoemulsion processing platform.

●	On April 5, PBI announces strong FY 2021 Financial and Operational Successes: FY 2021 revenue increased 64% over FY 2020, UST platform achieved critical goals – discussions ongoing with key leaders in multiple markets, and PCT/BaroFold/PBI Agrochem groups all reported important gains in FY 2022.

●	On March 17, PBI updates stakeholders with solid progress on key 2022 goals.

●	On March 10, Emerging Technology Insider releases TechTalks video interview featuring PBI President Ric Schumacher, discussing OSU partnership, Food Industry Consortium, and commercialization of UST Platform. The interview can be found here: TechTalks Video

●	On March 3, Ohio State announced they had installed & commissioned new pilot-scale UST processing equipment from PBI for the preparation of higher quality and safer liquid foods and beverages.

●	On January 27, PBI’s UST Platform achieves key commercialization milestone with Installation and commissioning of production-scale BaroShear UST System at Ohio State to serve the food industry.

●	On January 19, PBI participated in FORCE Family Office’s Webinar on Innovations and Advancements in the $4.6 Billion CBD Market. Click here to access the webinar: Innovations & Advancements in the CBD Market. 012021

Results of Operations

The following disclosure compares the results of operations for the quarter ended March 31, 2022 (“Q1 2022”) with March 31, 2021 (“Q1 2021”).

Products and Services Revenue

We recognized total revenue of $480,000 for Q1 2022 compared to $559,874 for Q1 2021, a 14% decrease. The decline in revenue was primarily attributable to a $135,000 decrease in sales of PCT instrumentation and consumables which was offset by $83,292 of revenue from PBI Agrochem products (which were new in 2022).

Cost of Products and Services

The cost of products and services was $314,363 for Q1 2022 compared to $226,275 for Q1 2021. Gross profit margin on products and services decreased to 35% in Q1 2022 from 60% in Q1 2021. The decrease in Gross profit margin was attributable to the sale of three instruments to a new foreign distribution relationship using long-term strategic pricing.

Research and Development

Research and development expenses were $281,589 for Q1 2022 compared to $299,943 for Q1 2021. The reported decrease was 6%.

Selling and Marketing

Selling and marketing expenses were $66,462 for Q1 2022 compared to $93,328 for Q1 2021. The reported decrease was primarily attributable to reduced employees in sales and marketing.

General and Administrative

General and administrative expenses were $903,885 for Q1 2022 compared to $1,015,430 for Q1 2021, a decrease of $111,545 or 11%. The decrease was primarily the result of a decrease in investor relations expenses.

Operating Loss

Operating loss was $1,086,299 for Q1 2022 compared to $1,075,102 for Q1 2021, an increase of $11,197, or 1%.

Interest Expense, net

Interest expense was $2,579,161 for Q1 2022 compared to $4,668,064 for Q1 2021. The decrease was attributable to a decrease in amortization expense on unamortized discounts, lower interest expense for the issuance of common stock for interest paid-in-kind and a reduction in the Company’s interest expense incurred on standstill loans as part of these loans were settled in 2021.

Unrealized (loss) gain on investment in equity securities

Unrealized gain on investments in equity securities was $19,138 for Q1 2022 compared to an unrealized loss of $107,903 for Q1 2022.The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized net losses of $589,850 for Q1 2022 compared to $725,159 of losses for Q1 2021.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $4,671,834 ($0.48 per share) for Q1 2022 compared to $7,038,686 ($1.45 per share) for Q1 2021. The decrease in loss per share was attributable to the lower net loss attributable to common stockholders and to the increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of March 31, 2022, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received $1.4 million in net proceeds from loans in the three months ended March 31, 2022. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 7 to the financial statements)

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2022 was $756,282 as compared to $1,237,015 for the three months ended March 31, 2021.

Net cash used in investing activities for the three months ended March 31, 2022 was $1,135 compared to $3,962 in the three months ended March 31, 2021.

Net cash provided by financing activities for the three months ended March 31, 2022 was $743,909 as compared to $1,272,967 for the three months ended March 31, 2021. The cash flows from financing activities in the three months ended March 31, 2022 included $1.4 million loan proceeds from convertible debt and other debt. In this period, cash flow from financing was reduced by debt payments of $0.3 million on convertible debt, and $0.3 million on other debt.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2022 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended March 31, 2022, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Item 1A. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

There have been no material changes to the risk factors set forth in Item 1A of our 10-K for the year ended December 31, 2021 other than the following:

We owe over $9 million to one lender with such loans secured by a security interest in all of our assets. If we default under our obligations pursuant to such loans, the lender could foreclose on all of our assets which could require us to cease our operations.

Through March 31, 2022, we have issued Notes to the same holder such that the current gross amount owed to the holder is approximately $9.4 million. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of March 31, 2022, we had 8,722,494 shares outstanding. As of March 31, 2022, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of March 31, 2022, an additional 32,475,868 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $58.1 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the quarter ended March 31, 2022 the Company issued a total of 1,073,610 shares of restricted common stock to accredited investors and consultants. 140,200 of the shares with a fair value of $350,500 were issued for the conversion of debt and interest for common stock, 558,100 of the shares with a fair value of $1,173,458 were issued for interest paid-in-kind, 37,000 of the shares with a fair value of $77,700 were issued for services rendered, 31,810 shares with a fair value of $64,256 for dividends paid-in-kind, 92,000 shares with a fair value of $142,480 for new convertible debt issuances and 214,500 shares with a fair value of $472,900 for debt extension.

During the three months ended March 31, 2022, we issued 100,000 warrants (three-year term at a $3.50 exercise price) to acquire common stock at a fair value of $87,436 to lenders in conjunction with signing of new convertible loans. We also issued 30,000 warrants with a fair value of $39,761 for services rendered and 100,000 warrants with a fair value of $132,537 for debt extension.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: May 18, 2022	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

