Form 10-Q
period 2022-06-30
PRESSURE BIOSCIENCES INC
filed 2022-08-15
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 8, 2022 was 9,074,069.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,569	$132,311
Accounts receivable	316,796	154,746
Inventories, net of $342,496 reserve at June 30, 2022 and December 31, 2021	1,355,676	1,147,554
Prepaid expenses and other current assets	228,254	422,617
Total current assets	2,022,295	1,857,228
Investment in equity securities	60,604	59,976
Property and equipment, net	101,798	115,846
Right of use asset leases	341,681	395,565
Intangible assets, net	360,577	403,846
TOTAL ASSETS	$2,886,955	$2,832,461
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$552,691	$527,924
Accrued employee compensation	237,102	117,680
Accrued professional fees and other	2,157,575	1,955,672
Other current liabilities	9,036,299	7,757,217
Deferred revenue	31,851	37,124
Convertible debt, net of unamortized discounts of $381,223 and $1,536,649, respectively	15,686,451	12,839,813
Other debt, net of unamortized discounts of $16,900 and $0, respectively	1,621,854	1,256,840
Operating lease liability	138,691	132,996
Other related party debt, net of unamortized discounts of $23,646 and $0, respectively	283,804	-
Total current liabilities	29,746,318	24,625,266
LONG TERM LIABILITIES
Long term debt	150,000	150,000
Operating lease liability – long term	202,990	262,569
Deferred revenue	-	3,587
TOTAL LIABILITIES	30,099,308	25,041,422
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	100	100
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	-	-
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,645 and 8,649 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	86	87
Common stock, $.01 par value; 100,000,000 shares authorized; 10,703,179 and 9,120,526 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	107,033	91,206
Warrants to acquire common stock	31,974,888	31,715,154
Additional paid-in capital	64,746,760	64,261,048
Accumulated deficit	(124,042,132)	(118,277,468)
Total stockholders’ deficit	(27,212,353)	(22,208,961)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,886,955	$2,832,461

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products, services, other	$498,137	$608,927	$978,137	$1,168,801
Total revenue	498,137	608,927	978,137	1,168,801

Costs and expenses:
Cost of products and services	302,141	286,660	616,504	512,935
Research and development	172,726	256,507	454,315	556,450
Selling and marketing	129,434	92,813	195,896	186,141
General and administrative	795,466	619,286	1,699,351	1,634,716
Total operating costs and expenses	1,399,767	1,255,266	2,966,066	2,890,242

Operating loss	(901,630)	(646,339)	(1,987,929)	(1,721,441)

Other (expense) income:
Interest expense, net	(1,835,589)	(3,526,141)	(4,414,750)	(8,194,205)
Unrealized (loss) gain on investment in equity securities	(18,510)	(134,477)	628	(242,380)
Loss on extinguishment of liabilities	(165,277)	(498,226)	(755,127)	(1,223,385)
Other income	4,668	60,012	1,155	58,653
Total other expense	(2,014,708)	(4,098,832)	(5,168,094)	(9,601,317)

Net loss	(2,916,338)	(4,745,171)	(7,156,023)	(11,322,758)
Deemed dividends on beneficial conversion feature	-	-	-	(57,884)
Preferred stock dividends	(431,708)	(404,171)	(863,857)	(807,386)
Net loss attributable to common stockholders	$(3,348,046)	$(5,149,342)	$(8,019,880)	$(12,188,028)
Basic and diluted net loss per share attributable to common stockholders	$(0.32)	$(0.90)	$(0.80)	$(2.29)

Weighted average common stock shares outstanding used in the basic and diluted net loss per share calculation	10,462,520	5,748,711	10,029,068	5,312,172

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,156,023)		$(11,322,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(10,000)		(367,039)
Non-cash lease expense	53,884		31,624
Common stock and warrants issued for interest and extension fees	1,561,973		4,054,749
Depreciation and amortization	62,207		56,291
Accretion of interest and amortization of debt discount	1,457,204		3,909,024
Loss on extinguishment of accrued liabilities and debt	755,127		-
Stock-based compensation expense	96,557		124,695
(Gain) loss on investment in equity securities	(628)		242,380
Common stock and warrants issued for services	185,261		238,512
Changes in operating assets and liabilities:
Accounts receivable	(162,050)		(498,538)
Inventories	(208,122)		100,672
Prepaid expenses and other assets	194,363		95,775
Accounts payable	24,767		(143,110)
Accrued employee compensation	119,422		2,932
Operating lease liability	(53,884)		(31,624)
Deferred revenue and other accrued expenses	1,081,750		1,415,688
Net cash used in operating activities	(1,998,192)		(2,090,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(4,890)		(3,962)
Net cash used in investing activities	(4,890)		(3,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series AA Convertible Preferred Stock	-		100,000
Proceeds from stock option exercises	17,443		14,773
Net proceeds from convertible debt	2,209,750		2,598,250
Net proceeds from non-convertible debt – third party	1,288,100		1,183,188
Net proceeds from non-convertible debt – related party	464,500		171,600
Payments on convertible debt	(865,367)		(1,200,996)
Payments on non-convertible debt – related party	(209,000)		(153,000)
Payments on non-convertible debt – third party	(913,086)	`	(591,041)
Net cash provided by financing activities	1,992,340		2,122,774

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,742)		28,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132,311		18,540
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,569		$46,625

SUPPLEMENTAL INFORMATION
Interest paid in cash	$515,210		$383,403
NON CASH TRANSACTIONS:
Common stock issued with debt	178,328		112,877
Discount from warrants issued with debt	87,436		1,068,842
Common stock issued in lieu of cash for dividend	215,277		114,298
Early adoption of ASU 2020-06	473,027		-
Preferred stock dividends	863,857		807,386
Conversion of debt and interest into common stock	350,500		349,350
Discount due to beneficial conversion feature	-		566,847
Deemed dividend - beneficial conversion feature	-		57,884
Conversion of preferred stock for common stock	44		-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series D		Series G		Series H		Series H(2)		Series J		Series K		Series AA					Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,649	$87	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	64,483	-	64,483
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(432,149)	(432,149)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37,000	370	-	77,330	-	77,700
Issuance of common stock warrants for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	39,761	-	-	39,761
Warrants issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	214,500	2,145	-	470,755	-	472,900
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	140,200	1,402	-	349,098	-	350,500
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	31,810	318	-	63,938	-	64,256
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	558,100	5,581	-	1,167,877	-	1,173,458
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,000	920	-	141,560	-	142,480
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	87,436	-	-	87,436
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,239,685)	(4,239,685)
BALANCE, March 31, 2022	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,649	$87	10,194,136	$101,942	$31,974,888	$63,867,846	$(120,694,086)	$(24,748,311)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	32,074	-	32,074
Stock option exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25,279	253	-	17,190	-	17,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(431,708)	(431,708)
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	40,000	400	-	67,400	-	67,800
Common stock issued for debt extension	-	-	-	-	-	-	-	-	-	-	-	-	-	-	106,400	1,064	-	190,239	-	191,303
Conversion of preferred stock for common stock	-	-	-	-	-	-	-	-	-	-	-	-	(4)	(1)	4,400	44	-	(43)	-	-
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	86,464	865	-	150,156	-	151,021
Issuance of common stock for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	224,500	2,245	-	386,270	-	388,515
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	22,000	220	-	35,628	-	35,848
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,916,338)	(2,916,338)
BALANCE, June 30, 2022	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,645	$86	10,703,179	$107,033	$31,974,888	$64,746,760	$(124,042,132)	$(27,212,353)

	Series D Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Series H(2) Preferred Stock		Series J Preferred Stock		Series K Preferred Stock		Series AA Preferred Stock		Common Stock		Stock	Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit

BALANCE, December 31, 2020	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,043	81	4,168,324	$41,683	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	61,237	-	61,237
Stock option exercise	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,411	214	-	14,559	-	14,773
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(403,215)	(403,215)
Issuance of warrants for interest paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	600,298	-	-	600,298
Issuance of common stock for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	112,400	1,124	-	237,388	-	238,512
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	53,777	-	53,777
Series AA Preferred Stock offering	-	-	-	-	-	-	-	-	-	-	-	-	40	-	-	-	49,884	50,116	-	100,000
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	57,884	-	57,884
Deemed dividend on convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(57,884)	-	(57,884)
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	47,200	472	-	117,528	-	118,000
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	922,372	9,224	-	2,012,556	-	2,021,780
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	162,654	-	-	162,654
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,577,587)	(6,577,587)
BALANCE, March 31, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,083	$81	5,271,707	$52,717	$30,005,307	$52,860,129	$(103,446,609)	$(20,527,363)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	63,458	-	63,458
Series AA Preferred Stock dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(404,171)	(404,171)
Beneficial conversion feature on debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	513,070	-	513,070
Issuance of common stock for interest paid in kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	720,610	7,206	-	1,425,465	-	1,432,671
Issuance of common stock for dividends paid-in-kind	-	-	-	-	-	-	-	-	-	-	-	-	-	-	56,067	560	-	113,738	-	114,298
Conversion of debt and interest for common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	92,500	925	-	230,325	-	231,250
Stock issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	120,000	1,200	-	111,677	-	112,877
Warrants issued with debt	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	906,188	-	-	906,188
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,745,171)	(4,745,171)
BALANCE, June 30, 2021	300	$3	80,570	$806	10,000	$100	21	$-	3,458	$35	6,880	$68	8,083	$81	6,260,884	$62,608	$30,911,495	$55,317,862	$(108,595,951)	$(22,302,893)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

1) Business Overview, Liquidity and Management Plans

Pressure Biosciences, Inc. (“we”, “our”, “the Company”) develops and sells innovative, broadly enabling, high pressure-based platform technologies and related consumables for the worldwide life sciences, agriculture, food and beverage, and other key industries. Our solutions are based on the unique properties and/or force generated from either  constant (i.e., static) or alternating (i.e., Pressure Cycling Technology™, or “PCT™”) hydrostatic pressure. In the past five years, major new market opportunities have emerged in the use of our pressure-based technologies in: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold™” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology™ (“UST™”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies. The Company’s initial growth and strong scientific reputation has been generated from PCT, a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). While now focused predominantly on the enormous potential and markets for UST, and secondarily BaroFold, our historical concentration was in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications.

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. On April 14, 2021, PBI finalized terms and executed a new letter of intent to purchase the assets of the agrochemical supplier. This opportunity offered the potential of producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly-formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Carson City, NV, and hired a warehouse manager.

2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2022, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 5 and 6. In addition we raised debt and equity capital after June 30, 2022 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting companies financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and early adopted the new guidance on January 1, 2022 using the modified retrospective approach and recorded a cumulative effect of adoption equal to a $2,728,243 decrease in additional paid in capital and a $2,255,216 decrease in accumulated deficit. There is no material impact to the Company’s statements of operations or cash flows as the result of the adoption of ASU 2020-06.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly owned subsidiaries PBI BioSeq, Inc. and PBI Agrochem, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2022	2021	2022	2021
North America	$253	$477	$571	$685
Europe	2	103	48	187
Asia	243	29	359	297
	$498	$609	$978	$1,169

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2022	2021	2022	2021
Hardware	$247	$336	$531	$713
Consumables	76	44	116	146
Contract research services	110	136	125	142
Sample preparation accessories	21	40	52	69
Technical support/extended service contracts	36	34	53	58
Agrochem Products	-	-	83	-
Shipping and handling	8	16	18	35
Other	-	3	-	6
	$498	$609	$978	$1,169

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2022	2021	2022	2021
Products transferred at a point in time	$352	$440	$800	$969
Services transferred over time	146	169	178	200
	$498	$609	$978	$1,169

Contract balances

In thousands of US dollars ($)	June 30, 2022	December 31, 2021
Receivables, which are included in ‘Accounts Receivable’	$317	$155
Contract liabilities (deferred revenue)	32	41

Transaction price allocated to the remaining performance obligations.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2022	2023	Total
Extended warranty service	$32	$-	$32

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

The following table illustrates the level of concentration as a percentage of total revenues during the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Top Five Customers	69%	50%	61%	50%
Federal Agencies	0%	14%	0%	8%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2022 and December 31, 2021. The Top Five Customers category may include federal agency receivable balances if applicable.

	June 30, 2022	December 31, 2021
Top Five Customers	92%	82%
Federal Agencies	0%	5%

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

Investment in Equity Securities

As of June 30, 2022, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of June 30, 2022, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $60,604. We recorded $628 as unrealized gains during the six months ended June 30, 2022 for changes in market value.

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

The following table illustrates our computation of loss per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(3,348,046)	$(5,149,342)	$(8,019,880)	$(12,188,028)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	10,462,520	5,748,711	10,029,068	5,312,172

Loss per common share – basic and diluted	$(0.32)	$(0.90)	$(0.80)	$(2.29)

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

	As of June 30,
	2022	2021
Stock options	1,307,822	1,350,046
Convertible debt	6,102,145	5,083,187
Common stock warrants	16,287,936	15,703,807
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	8,645,000	8,083,000
	32,842,695	30,719,832

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

The Company recognized stock-based compensation expense of $32,074 and $63,458 for the three months ended June 30, 2022 and 2021, respectively. The Company recognized stock-based compensation expense of $96,557 and $124,695 for the six months ended June 30, 2022 and 2021, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales	$2,161	$5,107	$6,510	$10,160
Research and development	9,395	26,491	28,304	52,353
Selling and marketing	4,533	5,887	13,583	10,482
General and administrative	15,985	25,973	48,160	51,700
Total stock-based compensation expense	$32,074	$63,458	$96,557	$124,695

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022:

		Fair value measurements at June 30, 2022 using:
	June 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$60,604	$60,604	-	-
Total Financial Assets	$60,604	$60,604	$-	$-

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2022:

2022	$115,551
2023	149,299
2024	64,393
2025	66,969
2026	51,778
Thereafter	-
$447,990

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

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell an innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2021 or 2020.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2021 and $60,000 in 2022. For the six months ended June 30, 2022 and June 30, 2021, the Company reported $49,400 and $34,400, respectively in TDI fees.

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

5) Convertible Debt and Other Debt

Convertible Debt

On various dates during the six months ended June 30, 2022, the Company issued convertible notes for a total of $2,624,738 which contained varied terms and conditions including the following: a) 5-12 month maturity date; b) interest rates of 12%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with either shares of common stock or warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock and warrants issued with the notes of $265,764 was recorded as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment at June 30, 2022.

The specific terms of the convertible notes and outstanding balances as of June 30, 2022 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares

May 17, 2018 (1)(2)	12 months	$380,000	$98,544	$15,200	8%	$2.50	$15,200	$332,407
January 3, 2019 (1)(4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	$-
June 4, 2019 (1)(2)	9 months	$500,000	$302,484	$-	8%	$2.50	$40,500	$70,631
July 19, 2019 (1) (2)	12 months	$115,000	$115,000	$-	4%	$2.50	$5,750	$15,460
September 27,2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$13,759
October 24, 2019 (1) (2)	12 months	$78,750	$78,750	$-	4%	$2.50	$3,750	$-
November 15,2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
January 2,2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24,2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19,2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11,2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020 (1)	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17,2020 (1)	12 months	$143,750	$143,750	$18,750	10%	$2.50	$-	$96,208
April 30,2020 (1)	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020 (1)	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18,2020 (1)	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
June 2, 2020 (1)	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
June 12,2020 (1)	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020 (1)	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020 (1)	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020 (1)	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020 (1)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020 (1)	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020 (1)	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (1) (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (1)	12 months	$115,000	$15,000	$15,000	10%	$2.50	$10,000	$20,500
December 3, 2020 (1)	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
October 22, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
February 17, 2021 (1)	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$180,000
March 23, 2021 (1)	12 months	$55,000	$55,000	$5,000	10%	$2.50	$-	$36,431
May 6, 2021 (1)	12 months	$402,500	$402,500	$52,500	10%	$2.50	$35,000	$312,551
June 17, 2021 (1)	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$144,760
June 25, 2021 (1)	12 months	$977,500	$977,500	$127,500	10%	$2.50	$-	$773,802
June 3, 2021 (1)	6 months	$50,000	$50,000	$1,500	12%	$2.50	$-	$7,948
March 1, 2022 (13)	8 months	$700,000	$700,000	$84,000	12%	(6)	$-	$-
July 3, 2021 (1)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$90,000
February 1,2022 (1) (13)	6 months	$260,000	$210,000	$10,000	12%	(7)	$2,000	$-
February 4, 2022 (13)	8 months	$500,000	$500,000	$30,000	12%	(11)	$-	$-
May 13, 2022 (13)	7 months	$500,000	$500,000	$25,000	12%	(11)	$-	$-
January 19,2022 (1) (13)	6 months	$52,000	$52,000	$2,000	12%	$2.50	$2,000	$-
January 20,2022 (1) (3) (13)	6 months	$352,188	$12,690	$45,938	(3)	(8)	$-	$-
January 20,2022 (1) (3) (13)	6 months	$352,188	$352,188	$45,938	(3)	(8)	$-	$-
January 20,2022 (1) (3) (13)	6 months	$140,875	$140,875	$18,375	(3)	(8)	$-	$-
August 31, 2021	12 months	$189,750	$189,750	$24,750	10%	(9)	$16,500	$148,500
September 10, 2021 (1)	8 months	$100,000	$100,000	$4,000	12%	(7)	$-	$43,520
September 15, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	(7)	$-	$108,801
September 16, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	(7)	$-	$112,337
September 24, 2021 (1)	8 months	$125,000	$125,000	$6,250	12%	(7)	$-	$61,876
September 15, 2021 (1)	6 months	$250,000	$250,000	$37,500	12%	(7)	$30,000	$-
October 21, 2021 (5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$16,500	$87,332
November 1, 2021 (5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$-	$96,991
December 7, 2021	12 months	$169,500	$67,800	$19,500	12%	(10)	$3,750	$-
March 23, 2022	8 months	$56,500	$35,312	$6,500	12%	(12)	$-	$-
March 29, 2022	8 months	$112,000	$67,144	$13,000	12%	(12)	$-	$-
February 9, 2022	12 months	$88,987	$53,487	$10,237	12%	(10)	$-	$-
March 30, 2022	12 months	$100,000	$100,000	$5,000	12%	$2.50	$-	$19,614
April 19, 2022	12 months	$95,000	$95,000	$-	12%	(12)	$-	$16,234
May 23, 2022	8 months	$950,000	$950,000	$57,000	12%	$2.50	$16,165	$-
May 8, 2022 (13) (14)	8 months	$65,000	$65,000	$3,000	12%	(7)	$-	$-
			$16,067,674	$1,775,088			$981,665	$8,359,812

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	The Company and lenders have entered into Standstill and Forbearance Agreements (as described below).
(3)	Note is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. and interest rate is 40.9% OID.
(4)	During the year ended December 31, 2020, the Company entered into a Rate Modification Agreement with this lender. In this agreement the lender agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.
(6)	Loan is not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
(7)	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
(8)	Notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
(9)	Conversion price of this note is $2.50 and will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default. Additionally, if an up-list to a national exchange occurs while this note is outstanding, the conversion price shall be changed to the lower of (i) the conversion price or (ii) a 25% discount to the up-list price.
(10)	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
(11)	Loans can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
(12)	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
(13)	During the six months ended June 30, 2022, the Company extended nine loans totaling $1,650,000 and increased the principal to $2,872,251. The Company issued 320,900 shares of common stock for these extensions and added principal.
(14)	Lender is a related party.

As of June 30, 2022, one lender holds approximately $9.4 million of the $16.1 million convertible notes outstanding.

For the six months ended June 30, 2022, the Company recognized amortization expense related to the debt discounts indicated above of $1,363,151. The unamortized debt discounts as of June 30, 2022 related to the convertible debentures and other convertible notes amounted to $381,223.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. The Company and two lenders ($673,528 outstanding principal at June 30, 2022) are negotiating in good faith to resolve the remaining loans.

In connection to these agreements, the Company incurred interest, penalties, and fees of approximately $202,050 and $404,100 in the three and six months ended June 30, 2022, respectively.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the six months ended June 30, 2022 at substantially the same terms for extensions ranging over a period of five to eight months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the six months ended June 30, 2022 we recorded losses on extinguishment of liabilities of approximately $0.8 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

The following table provides a summary of the changes in convertible debt, net of unamortized discounts, during 2022:

2022
Balance at January 1,	$12,839,813
Early adoption of ASU 2020-06	473,027
Issuance of convertible debt, face value	2,624,738
Deferred financing cost	(414,988)
Debt discount from shares and warrants issued with debt	(265,764)
Payments	(865,367)
Conversion of debt into equity	(68,159)
Accretion of interest and amortization of debt discount to interest expense	1,363,151
Balance at June 30,	15,686,451
Less: current portion	15,686,451
Convertible debt, long-term portion	$–

Other Notes

On April 29, 2022, the Company borrowed $50,000 under a note from a lender which requires 52 weekly payments of $1,250. As of June 30, 2022, the loan has an outstanding balance of $42,308.

As of June 30, 2022 the Company owes $691,500 on two notes to a private investor. During the six months ended June 30, 2022, the Company issued 100,000 warrants (3 year term, $3.50 strike price) to the lender. The Company and the lender are negotiating in good faith to extend these loans.

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

Merchant Agreements

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 2.5-5.9% per month. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Daily Payment Rate. The Company’s Chief Executive Officer (“Guarantor”) is guaranteeing that the Company will perform its obligations under the Agreement. In no circumstance will Guarantor be asked or obligated to repay or be liable for the payment of any amount paid by Buyer to Seller, including, but not limited to, the Purchase Price.

The following table shows our Merchant Agreements as of June 30, 2022:

	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
June 28, 2022	$250,000	$337,250	$248,295	Daily	$2,595	$-
June 15, 2022	$150,000	$197,850	$141,280	Daily	$1,522	$-
May 11, 2022	$225,000	$308,250	$181,467	Weekly	$11,009	$-
January 11, 2022	$240,000	$300,000	$2,456	Weekly	$11,112	$-
December 21, 2021	$400,000	$520,000	$161,449	Weekly	$11,305	$6,000
	$1,265,000	$1,663,350	$734,947			$6,000

The following table shows our Merchant Agreements as of December 31, 2021:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
December 21, 2021	$400,000	$520,000	$390,120	Weekly	11,305.00	$6,000
July 6, 2021	125,000	166,250	8,790	Daily	1,279.00	2,500
	$525,000	$686,250	$398,910			$8,500

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

Related Party Notes

During the six months ended June 30, 2022, we received short-term non-convertible loans of $516,450 from related parties, which bear interest rates of 12%, have a 10% OID and are due upon demand. During this period we repaid $209,000 of these loans.

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

As of June 30, 2022, there were no shares of Junior A, and Series A, B, C and E issued and outstanding. See our Annual Report on Form 10-K for the year ended December 31, 2021 for the pertinent disclosures of preferred stock.

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2022, options to acquire 1,307,822 shares were outstanding under these Plans.

As of June 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $76,397, which is expected to be recognized over weighted average period of 0.62 years. The aggregate intrinsic value associated with the options outstanding and exercisable, and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of June 30, 2022, based on the June 30, 2022 closing stock price of $1.74, was $1,348,013.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2021	1,333,101	$0.72	16,207,108	$3.50	17,540,209	17,308,567
Granted	-	-	230,000	3.50	230,000	-
Exercised	(25,279)	0.69	-	-	(25,279)	-
Expired/forfeited	-	-	(149,172)	$3.50	(149,172)	-
Balance outstanding, June 30, 2022	1,307,822	$0.72	16,287,936	$3.50	17,595,758	17,475,939

As of June 30, 2022, the 1,307,822 options outstanding have a $0.72 weighted average exercise price and 7.22 years weighted average remaining term. Of these options, 1,188,003 are currently exercisable.

Common Stock and Warrant Issuances

As profiled in the following table, for five loans we are obligated to issue common stock if not paid by defined dates.

	Loan Issuance	Loan	Percentage of Loan	Defined	Shares Issuable
Loan	Date	Principal	Principal Issuable	Date	Frequency

Loan 1	July 21, 2020	$115,000	0.0435%	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	0.0362%	November 16, 2020	Weekly
Loan 3	October 22, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 4	October 21, 2021	$189,750	0.0435%	January 2, 2022	Monthly
Loan 5	November 1, 2021	$189,750	0.0435%	January 2, 2022	Monthly

For the three-month and six-month period ended June 30, 2022, the Company is obligated to issue 224,500 and 782,600 shares of common stock, respectively, for the loans listed in the above table, but has not issued the shares. The Company and the lenders are negotiating in good faith to resolve these loans. During the three-month and six-month period ended June 30, 2022, the Company accrued $388,515 and $1,553,765, respectively in interest expense for these obligations to issue common stock.

During the six months ended June 30, 2022, the Company issued a total of 1,582,653 shares of restricted common stock to accredited investors and consultants. 140,200 of the shares with a fair value of $350,500 were issued for the conversion of debt and interest for common stock, 782,600 of the shares with a fair value of $1,561,973 were issued for interest paid-in-kind, 77,000 of the shares with a fair value of $145,500 were issued for services rendered, 118,274 shares with a fair value of $215,277 for dividends paid-in-kind, 114,000 shares with a fair value of $178,328 for new convertible debt issuances, 25,279 shares with a fair value of $17,433 from a stock option exercise, 320,900 shares with a fair value of $664,203 for debt extension and shareholders converted 4 shares of Series AA Convertible Preferred Stock into 4,400 shares of common stock.

During the six months ended June 30, 2022, we issued 100,000 warrants (three-year term at a $3.50 exercise price) to acquire common stock at a fair value of $87,436 to a lender in conjunction with signing of new convertible loans. We also issued 30,000 warrants (three-year term at a $3.50 exercise price) with a fair value of $39,761 for services rendered and 100,000 warrants (three-year term at a $3.50 exercise price) with a fair value of $132,537 for debt extension.

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

7) Subsequent Events

From July 1, 2022 through August 8, 2022 the Company borrowed $203,000 from related parties (due upon demand, 10% OID and 12% interest) and entered into a new merchant cash loan agreement collecting $180,000 (obligating the Company to repay $1,868 per day for 130 days). In this time the Company also issued 112,500 shares of common stock to extend three convertible loans with approximately $618,000 principal for two to six months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications for Ultra Shear Technology (UST);
●	the potential applications of the BaroFold high-pressure protein refolding and disaggregation technology
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected number of pressure cycling technology (“PCT”) and constant pressure (“CP”) based units that we believe will be installed and the expected revenues from the sale of consumable products, extended service contracts, and biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation, biopharma contract services and Ultra Shear Technology;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for resources expended in the market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT, as well as for our other products and services in both the BaroFold and Ultra Shear Technology areas.

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

OVERVIEW:

Pressure Biosciences, Inc. (“we”, “our”, “the Company”) develops and sells innovative, broadly enabling, high pressure-based platform technologies and related consumables for the worldwide life sciences, agriculture, food and beverage, and other key industries. Our solutions are based on the unique properties and/or force generated from either constant (i.e., static) or alternating (i.e., Pressure Cycling Technology, or “PCT”) hydrostatic pressure. In the past five years, major new market opportunities have emerged in the use of our pressure-based technologies in: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water) and to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies. The Company’s initial growth and strong scientific reputation has been generated from PCT, a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). While now focused predominantly on the enormous potential and markets for UST, and secondarily BaroFold, our historical concentration was in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications.

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. On April 14, 2021, PBI finalized terms and executed a new letter of intent to purchase the assets of the agrochemical supplier. This opportunity offered the potential of producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly-formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Carson City, NV, and hired a warehouse manager.

Developments and Accomplishments:

We reported the following accomplishments during 2022:

●	On August 5, PBI announces the doubling of growth projections for UST Nanoemulsion contracts following clear confirmation of unmet needs in exploding Cannabis Drinks Sector; Conferences on West Coast and Midwest illuminate rapid market expansion of Cannabis Beverages and critical role for UST Nanoemulsions to revolutionize Effective Precision Dosing and Delivery.

●	On July 21, PBI announced the second contract for toll manufacturing of a CBD nano-emulsion product using PBI’s proprietary Ultra Shear Technology (UST).

●	On June 29, PBI announced contracted production launch for an estimated $3 million of UST-processed, nano-emulsified CBD spray for oral use.

●	On June 14, PBI announced that the UST Technology Platform is positioned for critical enabling role in global $41 Billion (2027) plant protein beverage market.

●	On May 4, PBI announced the first nanoemulsions manufacturing agreement under recently released UST Early Access Program

●	On April 27, PBI announced the availability of the Early Access Program for UST nanoemulsion processing platform.

●	On April 5, PBI announces strong FY 2021 Financial and Operational Successes: FY 2021 revenue increased 64% over FY 2020, UST platform achieved critical goals – discussions ongoing with key leaders in multiple markets, and PCT/BaroFold/PBI Agrochem groups all reported important gains in FY 2021.

●	On March 17, PBI updates stakeholders with solid progress on key 2022 goals.

●	On March 10, Emerging Technology Insider releases TechTalks video interview featuring PBI President Ric Schumacher, discussing OSU partnership, Food Industry Consortium, and commercialization of UST Platform. The interview can be found here: TechTalks Video

●	On March 3, Ohio State announced they had installed & commissioned new pilot-scale UST processing equipment from PBI for the preparation of higher quality and safer liquid foods and beverages.

●	On January 27, PBI’s UST Platform achieves key commercialization milestone with Installation and commissioning of production-scale BaroShear UST System at Ohio State to serve the food industry.

●	On January 19, PBI participated in FORCE Family Office’s Webinar on Innovations and Advancements in the $4.6 Billion CBD Market. Click here to access the webinar: Innovations & Advancements in the CBD Market. 012021

Results of Operations

The following disclosure compares the results of operations for the quarter ended June 30, 2022 (“Q2 2022”) with June 30, 2021 (“Q2 2021”) and compares the six months ended June 30,2022 with June 30, 2021.

Products and Services Revenue

We recognized total revenue of $498,137 for Q2 2022 compared to $608,927 for Q2 2021, a 18% decrease. For the year-to-date periods ending June 30,2022 and June 30,2021 we recognized revenue of $978,137 and $1,168,801, respectively, a 16% decrease.

The decline in revenue for the year-to-date periods was primarily attributable to a $192,913 decrease in sales of PCT instrumentation and consumables, as Company resources were shifted primarily towards UST product and market development, which was offset by $83,292 of revenue from PBI Agrochem products (which were new in 2022).

Cost of Products and Services

The cost of products and services was $302,141 for Q2 2022 compared to $286,660 for Q2 2021. For the year-to-date periods ending June 30, 2022 and June 30, 2021 our cost of products and services was $616,504 and $512,935, respectively. Gross profit margin on products and services decreased to 37% in the year-to-date period ended June 30, 2022 from 56% in the same period ended June 30, 2021. This decrease was attributable to the sale of three instruments to a new foreign distribution relationship using long-term strategic pricing.

Research and Development

Research and development expenses were $172,726 for Q2 2022 compared to $256,507 for Q2 2021. For the year-to-date periods ending June 30,2022 and June 30,2021 these expenses were $454,315 and $556,450, respectively, an 18% decrease. The decreased expense was attributable to lower headcount in engineering.

Selling and Marketing

Selling and marketing expenses were $129,434 for Q2 2022 compared to $92,813 for Q2 2021. For the year-to-date periods ending June 30,2022 and June 30,2021 these expenses were $195,896 and $186,141, respectively, a 5% increase. The reported increase was primarily attributable to the hiring of new employees in sales and marketing focused on UST market development.

General and Administrative

General and administrative expenses were $795,466 for Q2 2022 compared to $619,286 for Q2 2021, an increase of 28%. For the year-to-date periods ending June 30,2022 and June 30,2021 these expenses were $1,699,351 and $1,634,716, respectively, a 4% increase.

Operating Loss

Operating loss was $901,630 for Q2 2022 compared to $646,339 for Q2 2021, an increase of 39%. For the year-to-date periods ending June 30,2022 and June 30,2021 the operating loss was $1,987,929 and $1,721,441 respectively, a 15% increase.

Interest Expense, net

Interest expense was $1,835,589 for Q2 2022 compared to $3,526,141 for Q2 2021, a 48% decrease. For the year-to-date periods ending June 30,2022 and June 30,2021 these expenses were $4,414,750 and $8,194,205 respectively, a 46% decrease. The decrease was attributable to a decrease in amortization expense on unamortized discounts, lower interest expense for the issuance of common stock for interest paid-in-kind and a reduction in the Company’s interest expense incurred on standstill loans as part of these loans were settled in 2021.

Unrealized (loss) gain on investment in equity securities

Unrealized loss on investments in equity securities was $18,510 for Q2 2022 compared to an unrealized loss of $134,477 for Q2 2021. For the year-to-date period ending June 30,2022 the unrealized gain on investments in equity securities was $628 as compared to a $242,380 unrealized loss for the year-to-date period ending June 30,2021. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized net losses of $165,277 for Q2 2022 compared to $498,226 of losses for Q2 2021. For the year-to-date periods ending June 30,2022 and June 30,2021 these losses were $755,127 and $1,223,385 respectively. The decline in losses was attributable to decreased extension and forgiveness activity.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $3,348,046 ($0.32 per share) for Q2 2022 compared to $5,149,342 ($0.90 per share) for Q2 2021. For the year-to-date periods ending June 30,2022 and June 30,2021 these losses were $8,019,880 ($0.80 per share) and $12,188,028 ($2.29 per share), respectively. The decrease in loss per share was attributable to the lower net loss attributable to common stockholders and the increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2022, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received $4.0 million in net proceeds from loans in the six months ended June 30, 2022. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 7 to the financial statements)

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2022 was $1,998,192 as compared to $2,090,727 for the six months ended June 30, 2021.

Net cash used in investing activities for the six months ended June 30, 2022 was $4,890 compared to $3,962 in the six months ended June 30, 2021.

Net cash provided by financing activities for the six months ended June 30, 2022 was $1,992,340 as compared to $2,122,774 for the six months ended June 30, 2021. The cash flows from financing activities in the six months ended June 30, 2022 included $4.0 million loan proceeds from convertible debt and other debt. In this period, cash flow from financing was reduced by debt payments of $0.9 million on convertible debt, and $1.1 million on other debt.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2022 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended June 30, 2022, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Through June 30, 2022, we have issued Notes to the same holder such that the current gross amount owed to the holder is approximately $9.4 million. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of June 30, 2022, we had 8,997,037 shares outstanding. As of June 30, 2022, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of June 30, 2022, an additional 32,842,695 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $57.9 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the six months ended June 30, 2022, we issued 1,582,653 shares of common stock. We issued 77,000 shares with a fair value of $145,500 for services rendered, 140,200 shares with a fair value of $350,500 for conversions of debt principal and interest, 25,279 shares for stock option exercises (at an exercise price of $0.69 per share), 118,274 shares with a fair value of $215,277 for dividends paid-in-kind and 114,000 shares with a fair value $178,328 for new debt issuances. During this period, we also issued 782,600 shares of common stock with fair value of $1,561,973 for interest paid-in-kind, 4,400 shares of common stock for the conversion of 4 shares of series AA convertible preferred stock. During the six months ended June 30, 2022, we issued 100,000 warrants (three-year term at a $3.50 exercise price) to acquire common stock at a fair value of $87,436 to a lender in conjunction with signing of new convertible loans. We also issued 30,000 warrants (three-year term at a $3.50 exercise price) with a fair value of $39,761 for services rendered and 100,000 warrants (three-year term at a $3.50 exercise price) with a fair value of $132,537 for debt extension.

During the six months ended June 30, 2021, we issued 1,642,982 shares of common stock with a fair value of approximately $3.5 million to lenders for interest paid-in-kind, 112,400 shares with a fair value of $238,512 for services rendered, 139,700 shares with a fair value of $349,250 for conversions of debt principal and interest, 21,411 shares for stock option exercises (at an exercise price of $0.69 per share), 56,067 shares with a fair value of $114,298 for dividends paid-in-kind and 120,000 shares with a fair value $112,877 for Common stock issued with debt. During this period, we also issued 1,374,600 warrants (three to five year term at a $3.50 to $5.00 exercise price) to acquire common stock at a fair value of $1.7 million to lenders in conjunction with signing new convertible loans and interest paid-in-kind.

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

PRESSURE BIOSCIENCES, INC.

Date: August 15, 2022	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

