Form 10-Q
period 2022-09-30
PRESSURE BIOSCIENCES INC
filed 2022-11-21
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 18, 2022 was 11,068,187.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$230,880	$132,311
Accounts receivable	166,314	154,746
Inventories, net of $342,496 reserve at September 30,2022 and December 31, 2021	1,386,527	1,147,554
Prepaid expenses and other current assets	218,476	422,617
Total current assets	2,002,197	1,857,228
Investment in equity securities	51,929	59,976
Property and equipment, net	111,884	115,846
Right of use asset leases	313,564	395,565
Intangible assets, net	360,577	403,846
TOTAL ASSETS	$2,840,151	$2,832,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$608,054	$527,924
Accrued employee compensation	221,938	117,680
Accrued professional fees and other	2,435,910	1,955,672
Accrued interest and dividends payable	9,929,179	7,757,217
Deferred revenue	127,091	37,124
Convertible debt, net of unamortized debt discounts of $434,313 and $1,536,649, respectively	16,708,661	12,839,813
Other debt, net of unamortized discounts of $0 and $0, respectively	1,555,775	1,256,840
Related party, net of unamortized debt discount of $19,149 and $0, respectively	565,501	-
Operating lease liability	141,649	132,996
Total current liabilities	32,293,758	24,625,266
LONG TERM LIABILITIES
Long term debt	150,000	150,000
Operating lease liability – long term	171,915	262,569
Deferred revenue	-	3,587
TOTAL LIABILITIES	32,615,673	25,041,422
COMMITMENTS AND CONTINGENCIES (Notes 4)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA Convertible Preferred Stock, $.01 par value (Note 6)	1,098	1,099
Common stock, $.01 par value; 100,000,000 shares authorized; 12,220,611 and 9,120,526 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	122,207	91,206
Warrants to acquire common stock	31,995,762	31,715,154
Additional paid-in capital	67,041,489	64,261,048
Accumulated deficit	(128,936,078)	(118,277,468)
Total stockholders’ deficit	(29,775,522)	(22,208,961)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,840,151	$2,832,461

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Products, services, other	$144,032	$518,365	$1,122,169	$1,687,166
Total revenue	144,032	518,365	1,122,169	1,687,166

Costs and expenses:
Cost of products and services	126,203	258,170	742,707	771,105
Research and development	262,370	282,622	716,685	839,072
Selling and marketing	226,526	66,068	422,422	252,209
General and administrative	892,293	1,154,063	2,591,644	2,788,779
Total operating costs	1,507,392	1,760,923	4,473,458	4,651,165
Operating loss	(1,363,360)	(1,242,558)	(3,351,289)	(2,963,999)

Other (expense) income:
Interest expense, net	(2,034,021)	(3,330,101)	(6,448,771)	(11,524,306)
Unrealized (loss) gain on investment in equity securities	(8,675)	(162,071)	(8,047)	(404,451)
Gain (loss) on extinguishment of liabilities	(1,054,122)	(277,010)	(1,809,249)	(1,500,395)
Other income (expense)	(2,059)	60,627	(904)	119,280
Total other expense	(3,098,877)	(3,708,555)	(8,266,971)	(13,309,872)
Net loss	(4,462,237)	(4,951,113)	(11,618,260)	(16,273,871)
Deemed dividends on beneficial conversion feature	-	(815,914)	-	(873,798)
Preferred stock dividends	(431,709)	(432,149)	(1,295,566)	(1,239,535)
Net loss attributable to common shareholders	$(4,893,946)	$(6,199,176)	$(12,913,826)	$(18,387,204)

Basic and diluted net loss per share attributable to common shareholders	$(0.44)	$(0.82)	$(1.24)	$(3.02)
Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	11,131,742	7,561,728	10,429,817	6,083,017

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,618,260)	$(16,273,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(10,000)	(367,039)
Non-cash lease expense	82,001	48,158
Common stock and warrants issued for interest and extension fees	2,196,278	6,208,696
Depreciation and amortization	67,985	83,531
Accretion of interest and amortization of debt discount	1,777,863	5,308,424
Loss on extinguishment of accrued liabilities and debt	1,809,249	23,004
Stock-based compensation expense	128,984	219,943
Loss on investment in equity securities	8,047	404,451
Common stock and warrants issued for services	367,370	579,512
Changes in operating assets and liabilities:
Accounts receivable	(11,568)	(407,404)
Inventories	(238,973)	(203,651)
Prepaid expenses and other assets	204,141	(306,024)
Accounts payable	80,130	(336,675)
Accrued employee compensation	104,258	39,801
Operating lease liability	(82,001)	(48,158)
Deferred revenue and other accrued expenses	2,083,239	943,400
Net cash used in operating activities	(3,051,257)	(4,083,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(20,754)	(4,503)
Net cash used in investing activities	(20,754)	(4,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from Series AA Convertible Preferred Stock	-	1,015,000
Proceeds from stock option exercises	17,443	14,773
Net proceeds from convertible debt	3,428,249	5,054,500
Net proceeds from non-convertible debt - third party	1,815,000	1,610,688
Net proceeds from non-convertible debt - related party	762,500	194,600
Payments on convertible debt	(1,086,946)	(1,608,295)
Payments on non-convertible debt - related party	(259,600)	(256,600)
Payments on non-convertible debt	(1,506,066)	(1,291,150)
Net cash provided by financing activities	$3,170,580	$4,733,516

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,569	645,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132,311	18,540
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230,880	$663,651

SUPPLEMENTAL INFORMATION
Interest paid in cash	$938,451	$802,084
NON CASH TRANSACTIONS:
Common stock issued for non-cash warrant exercise	-	363
Early adoption of ASU 2020-06 adoption	473,027	-
Common stock issued with debt	512,593	551,198
Discount from warrants issued with debt	93,576	1,403,546
Common stock issued in lieu of cash for dividend	306,333	114,298
Preferred stock dividends	1,295,566	1,239,535
Conversion of debt and interest into common stock	350,500	2,589,990
Discount due to beneficial conversion feature	-	1,231,528
Deemed dividend - beneficial conversion feature	-	873,798
Conversion of accrued liabilities and debt for Series AA preferred stock	-	500,250
Conversion of preferred stock into common stock	44	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the nine months ended September 30, 2022

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit

BALANCE, December 31, 2021	109,878	$1,099	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	64,483	-	64,483
Series AA Preferred Stock dividend	-	-	-	-	-	-	(432,149)	(432,149)
Issuance of common stock for services	-	-	37,000	370	-	77,330	-	77,700
Issuance of common stock warrants for services	-	-	-	-	39,761	-	-	39,761
Warrants issued for debt extension	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	214,500	2,145	-	470,755	-	472,900
Conversion of debt and interest for common stock	-	-	140,200	1,402	-	349,098	-	350,500
Issuance of common stock for dividends paid-in-kind	-	-	31,810	318	-	63,938	-	64,256
Issuance of common stock for interest paid-in-kind	-	-	558,100	5,581	-	1,167,877	-	1,173,458
Stock issued with debt	-	-	92,000	920	-	141,560	-	142,480
Warrants issued with debt	-	-	-	-	87,436	-	-	87,436
Net loss	-	-	-	-	-	-	(4,239,685)	(4,239,685)
BALANCE, March 31, 2022	109,878	$1,099	10,194,136	$101,942	$31,974,888	$63,867,846	$(120,694,086)	$(24,748,311)
Stock-based compensation	-	-	-	-	-	32,074	-	32,074
Stock option exercise	-	-	25,279	253	-	17,190	-	17,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,708)	(431,708)
Issuance of common stock for services	-	-	40,000	400	-	67,400	-	67,800
Common stock issued for debt extension	-	-	106,400	1,064	-	190,239	-	191,303
Conversion of preferred stock for common stock	(4)	(1)	4,400	44	-	(43)	-	-
Issuance of common stock for dividends paid-in-kind	-	-	86,464	865	-	150,156	-	151,021
Issuance of common stock for interest paid-in-kind	-	-	224,500	2,245	-	386,270	-	388,515
Stock issued with debt	-	-	22,000	220	-	35,628	-	35,848
Net loss	-	-	-	-	-	-	(2,916,338)	(2,916,338)
BALANCE, June 30, 2022	109,874	$1,098	10,703,179	$107,033	$31,974,888	$64,746,760	$(124,042,132)	$(27,212,353)
Stock-based compensation	-	-	-	-	-	32,427	-	32,427
Issuance of common stock for interest paid-in-kind	-	-	389,500	3,895	-	630,410	-	634,305
Issuance of common stock for dividends paid-in-kind	-	-	52,032	520	-	90,536	-	91,056
Issuance of common stock for services	-	-	113,500	1,135	-	166,240	-	167,375
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,709)	(431,709)
Common stock issued for debt extension	-	-	707,900	7,079	-	1,043,396	-	1,050,475
Warrants issued for services	-	-	-	-	14,734	-	-	14,734
Stock issued with debt	-	-	254,500	2,545	-	331,720	-	334,265
Stock warrants issued	-	-	-	-	6,140	-	-	6,140
Net loss	-	-	-	-	-	-	(4,462,237)	(4,462,237)
BALANCE, September 30, 2022	109,874	$1,098	12,220,611	$122,207	$31,995,762	$67,041,489	$(128,936,078)	$(29,775,522)

For the nine months ended September 30, 2021:

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2020	109,272	$1,093	4,168,324	$41,683	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	-	-	-	-	61,237	-	61,237
Stock option exercise	-	-	21,411	214	-	14,559	-	14,773
Series AA Preferred Stock dividend	-	-	-	-	-	-	(403,215)	(403,215)
Issuance of common stock warrants for interest and paid-in-kind	-	-	-	-	600,298	-	-	600,298
Issuance of common stock for services	-	-	112,400	1,124	-	237,388	-	238,512
Beneficial conversion feature on debt	-	-	-	-	-	53,777	-	53,777
Series AA Preferred Stock offering	40	-	-	-	49,884	50,116	-	100,000
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	57,884	-	57,884
Deemed dividend on convertible preferred stock	-	-	-	-	-	(57,884)	-	(57,884)
Conversion of debt and interest for common stock	-	-	47,200	472	-	117,528	-	118,000
Issuance of common stock for interest paid in kind	-	-	922,372	9,224	-	2,012,556	-	2,021,780
Warrants issued with debt	-	-	-	-	162,654	-	-	162,654
Net loss	-	-	-	-	-	-	(6,577,587)	(6,577,587)
BALANCE, March 31, 2021	109,312	$1,093	5,271,707	$52,717	$30,005,307	$52,860,129	$(103,446,609)	$(20,527,363)
Stock-based compensation	-	-	-	-	-	63,458	-	63,458
Series AA Preferred Stock dividend	-	-	-	-	-	-	(404,171)	(404,171)
Beneficial conversion feature on debt	-	-	-	-	-	513,070	-	513,070
Issuance of common stock for interest paid in kind	-	-	720,610	7,206	-	1,425,465	-	1,432,671
Issuance of common stock for dividends paid-in-kind	-	-	56,067	560	-	113,738	-	114,298
Conversion of debt and interest for common stock	-	-	92,500	925	-	230,325	-	231,250
Stock issued with debt	-	-	120,000	1,200	-	111,677	-	112,877
Warrants issued with debt	-	-	-	-	906,188	-	-	906,188
Net loss	-	-	-	-	-	-	(4,745,171)	(4,745,171)
BALANCE, June 30, 2021	109,312	$1,093	6,260,884	$62,608	$30,911,495	$55,317,862	$(108,595,951)	$(22,302,893)
Stock-based compensation	-	-	-	-	-	95,248	-	95,248
Issuance of common stock for non-cash warrant exercise	-	-	36,290	363	(343,201)	342,838	-	-
Issuance of common stock for interest paid-in-kind	-	-	788,200	7,883	-	2,146,064	-	2,153,947
Issuance of common stock for services	-	-	135,800	1,358		339,642	-	341,000
Series AA Preferred Stock dividend	-	-	-	-	-	-	(432,149)	(432,149)
Conversion of debt and interest for common stock	-	-	896,296	8,963	-	2,231,777	-	2,240,740
Warrants issued with debt	-	-	-	-	334,704	-	-	334,704
Series AA Preferred Stock issued for settlement of liabilities	200	2	-	-	245,635	277,617	-	523,254
Series AA Preferred Stock offering	366	4	-	-	459,246	455,750	-	915,000
Beneficial conversion feature on debt	-	-	-	-	-	664,681	-	664,681
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	815,914	-	815,914
Deemed dividend on convertible preferred stock	-	-	-	-	-	(815,914)	-	(815,914)
Stock issued with debt	-	-	227,650	2,276	-	436,045	-	438,321
Net loss	-	-	-	-	-	-	(4,951,113)	(4,951,113)
BALANCE, September 30, 2021	109,878	$1,099	8,345,120	$83,451	$31,607,879	$62,307,524	$(113,979,213)	$(19,979,260)

The accompanying notes are an integral part of these unaudited consolidated financial statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

1) Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Pressure Cycling Technology (“PCT”), (ii) BaroFold Technology (“BaroFold”), and (iii) Ultra Shear Technology (“UST”).

The Company was founded on the belief that its PCT Platform had the potential to significantly increase the quality of sample preparation in both research and clinical settings. Although this premise has been proven true, and although PBI has been successful in installing its PCT Platform in the laboratories of key opinion leaders worldwide, the Company now believes – based on market feedback – that the commercial potential for its UST Platform far exceeds the potential of the PCT Platform. Consequently, in January 2022, PBI made the critical decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (7 issued patents) is based on the use of intense shear forces from ultra-high pressure discharge (greater than 20,000 psi) through a dynamically-controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol, astaxanthin) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company began commercialization of the UST Platform in May 2022, and executed agreements have subsequently been announced with three CBD companies and one cosmeceutical/skincare company for commercialization in Q4 2022.

The BaroFold Platform (8 issued patents) can be used to significantly improve the quality and production costs of protein biotherapeutics. It employs high pressure manipulations for the disaggregation, unfolding and controlled refolding of proteins to their desired native structures at yields and efficiencies not achievable using existing technologies. The BaroFold Platform has been shown to remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy, safety, and cost for both new-drug entities and biosimilar (follow-on biologic) products. It is scalable and practical for standard manufacturing processes.

The PCT Platform (15 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in the area of sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements. Our primary focus for PCT is on making our recently released, GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 225 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 200 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2022, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 5 and 6. In addition we raised debt and equity capital after September 30, 2022 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting company’s financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and early adopted the new guidance on January 1, 2022 using the modified retrospective approach and recorded a cumulative effect of adoption equal to a $2,728,243 decrease in additional paid in capital and a $2,255,216 decrease in accumulated deficit. There is no material impact to the Company’s statements of operations or cash flows as the result of the adoption of ASU 2020-06.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2022	2021	2022	2021
North America	$138	$351	$709	$1,036
Europe	13	57	61	244
Asia	(7)	110	352	407
	$144	$518	$1,122	$1,687

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2022	2021	2022	2021
Hardware	$1	$276	$532	$989
Consumables	49	45	165	191
Contract research services	-	100	125	242
Sample preparation accessories	41	39	93	108
Technical support/extended service contracts	41	26	94	84
Agrochem Products	10	17	93	17
Shipping and handling	2	11	20	46
Other	-	4	-	10
	$144	$518	$1,122	$1,687

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2022	2021	2022	2021
Products transferred at a point in time	$103	$392	$903	$1,361
Services transferred over time	41	126	219	326
	$144	$518	$1,122	$1,687

Contract balances

In thousands of US dollars ($)	September 30, 2022	December 31, 2021
Receivables, which are included in ‘Accounts Receivable’	$166	$155
Contract liabilities (deferred revenue)	127	41

Transaction price allocated to the remaining performance obligations.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2022	2023	Total
Extended warranty service	$32	$95	$127

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

The following table illustrates the level of concentration as a percentage of total revenues during the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Top Five Customers	42%	56%	31%	42%
Federal Agencies	4%	3%	1%	6%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2022 and December 31, 2021. The Top Five Customers category may include federal agency receivable balances if applicable.

	September 30, 2022	December 31, 2021
Top Five Customers	84%	82%
Federal Agencies	0%	5%

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

Beginning in July 2021, we brought the assembly of our Barocycler 2320EXT instruments in-house. This became necessary when our independent contract assembler (CBM Industries) informed us that they were about to need 100% of their assembly space for one of their customers, who was in fact one of the largest life science instrument manufacturers in the U.S. We worked with our notified body to gain approval to use both the CE and CSA marks on the instrument, which we received during the quarter ending September 30, 2021. Until further notice, we expect to continue to assemble our Barocycler 2320EXT instrument at our South Easton, MA location.

We currently manufacture and assemble the Barocycler®, HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler® product line, and future instruments.

Investment in Equity Securities

As of September 30, 2022, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of September 30, 2022, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $51,929. We recorded $8,047 as unrealized loss during the nine months ended September 30, 2022 for changes in market value.

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

The following table illustrates our computation of loss per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(4,893,946)	$(6,199,176)	$(12,913,826)	$(18,387,204)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	11,131,742	7,561,728	10,429,817	6,083,017

Loss per common share – basic and diluted	$(0.44)	$(0.82)	$(1.24)	$(3.02)

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

	As of September 30,
	2022	2021
Stock options	1,307,822	1,342,490
Convertible debt	6,471,034	5,330,318
Common stock warrants	16,293,768	16,265,570
Convertible preferred stock:
Series D Convertible Preferred Stock	25,000	25,000
Series G Convertible Preferred Stock	26,857	26,857
Series H Convertible Preferred Stock	33,334	33,334
Series H2 Convertible Preferred Stock	70,000	70,000
Series J Convertible Preferred Stock	115,267	115,267
Series K Convertible Preferred Stock	229,334	229,334
Series AA Convertible Preferred Stock	8,645,000	8,649,000
	33,217,416	32,087,170

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

Determining Fair Value of Stock Option and Warrant Grants

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

The Company recognized stock-based compensation expense of $32,427 and $95,248 for the three months ended September 30, 2022 and 2021, respectively. The Company recognized stock-based compensation expense of $128,984 and $219,943 for the nine months ended September 30, 2022 and 2021, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of sales	$2,184	$8,664	$8,694	$18,824
Research and development	9,499	43,031	37,803	95,384
Selling and marketing	4,583	7,168	18,166	17,650
General and administrative	16,161	36,385	64,321	88,085
Total stock-based compensation expense	$32,427	$95,248	$128,984	$219,943

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022:

		Fair value measurements at September 30, 2022 using:
	September 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$51,929	$51,929	-	-
Total Financial Assets	$51,929	$51,929	$-	$-

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2022:

2022	$57,971
2023	149,299
2024	64,393
2025	66,969
2026	51,778
Thereafter	-
$390,410

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

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2021 and $60,000 in 2022. For the nine months ended September 30, 2022 and September 30, 2021, the Company reported $65,100 and $44,600, respectively in TDI fees.

Severance and Change of Control Agreements

Each of Mr. Schumacher, and Drs. Ting, and Lazarev, executive officers of the Company, are entitled to receive a severance payment if terminated by the Company without cause. The severance benefits would include a payment in an amount equal to one year of such executive officer’s annualized base salary compensation plus accrued paid time off. Additionally, the officer will be entitled to receive medical and dental insurance coverage for one year following the date of termination.

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

5) Convertible Debt and Other Debt

Convertible Debt

On various dates during the nine months ended September 30, 2022, the Company issued convertible notes for a total of $3,921,617 which contained varied terms and conditions including the following: a) 1 to 12-month maturity date; b) interest rates of 12% to 15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with either shares of common stock or warrants to purchase common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock and warrants issued with the notes of $606,169 was recorded as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment at September 30, 2022.

The specific terms of the convertible notes and outstanding balances as of September 30, 2022 are listed in the tables below.

Inception Date	Term	Loan Amount	Outstanding balance with OID	Original Issue Discount (OID)	Interest Rate	Conversion Price	Deferred Finance Fees	Discount for conversion feature and warrants/shares
May 17, 2018 (1)(2)	12 months	$380,000	$98,544	$15,200	8%	$2.50	$15,200	$332,407
January 3, 2019 (1)(4)	6 months	$50,000	$50,000	$2,500	24%	$7.50	$2,500	-
June 4, 2019 (1)(2)	9 months	$500,000	$302,484	-	8%	$2.50	$40,500	$70,631
July 19, 2019 (1) (2)	12 months	$115,000	$115,000	-	4%	$2.50	$5,750	$15,460
September 27,2019 (1) (2)	12 months	$78,750	$78,750	-	4%	$2.50	$3,750	$13,759
October 24, 2019 (1) (2)	12 months	$78,750	$78,750	-	4%	$2.50	$3,750	-
November 15,2019 (1)	12 months	$385,000	$320,000	$35,000	10%	$2.50	$35,000	$90,917
January 2,2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$91,606
January 24,2020 (1)	12 months	$247,500	$247,500	$22,500	10%	$2.50	$22,500	$89,707
January 29, 2020 (1)	12 months	$363,000	$363,000	$33,000	10%	$2.50	$33,000	$297,000
February 12, 2020 (1)	12 months	$275,000	$275,000	$25,000	10%	$2.50	$25,000	$225,000
February 19,2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$135,000
March 11,2020 (1)	12 months	$330,000	$330,000	$30,000	10%	$2.50	$30,000	$232,810
March 13, 2020 (1)	12 months	$165,000	$165,000	$15,000	10%	$2.50	$15,000	$60,705
March 26, 2020 (1)	12 months	$111,100	$111,100	$10,100	10%	$2.50	$10,100	$90,900
April 8, 2020 (1)	12 months	$276,100	$276,100	$25,100	10%	$2.50	$25,000	$221,654
April 17,2020 (1)	12 months	$143,750	$143,750	$18,750	10%	$2.50	-	$96,208
April 30,2020 (1)	12 months	$546,250	$546,250	$71,250	10%	$2.50	$47,500	$427,500
May 6, 2020 (1)	12 months	$460,000	$460,000	$60,000	10%	$2.50	$40,000	$360,000
May 18,2020 (1)	12 months	$546,250	$221,250	$46,250	10%	$2.50	$35,500	$439,500
June 2, 2020 (1)	12 months	$902,750	$652,750	$92,750	10%	$2.50	$58,900	$708,500
June 12,2020 (1)	12 months	$57,500	$57,500	$7,500	10%	$2.50	$5,000	$45,000
June 22, 2020 (1)	12 months	$138,000	$138,000	$18,000	10%	$2.50	$12,000	$108,000
July 7, 2020 (1)	12 months	$586,500	$586,500	$76,500	10%	$2.50	$51,000	$400,234
July 17, 2020 (1)	12 months	$362,250	$362,250	$47,250	10%	$2.50	$31,500	$185,698
July 29, 2020 (1)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$241,245
July 21, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$24,875
August 14, 2020 (1)	12 months	$762,450	$462,450	$69,450	10%	$2.50	$66,300	$580,124
September 10, 2020 (1)	12 months	$391,000	$391,000	$51,000	10%	$2.50	$34,000	$231,043
September 21, 2020 (1) (5)	12 months	$345,000	$345,000	$45,000	10%	$2.50	$30,000	$66,375
September 23, 2020 (1)	12 months	$115,000	$15,000	$15,000	10%	$2.50	$10,000	$20,500
December 3, 2020 (1)	12 months	$299,000	$299,000	$39,000	10%	$2.50	$26,000	$197,882
October 22, 2020 (1) (5)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$18,875
February 17, 2021 (1)	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$180,000
March 23, 2021 (1)	12 months	$55,000	$55,000	$5,000	10%	$2.50	-	$36,431
May 6, 2021 (1)	12 months	$402,500	$402,500	$52,500	10%	$2.50	$35,000	$312,551
June 17, 2021 (1)	12 months	$230,000	$230,000	$30,000	10%	$2.50	$20,000	$144,760
June 25, 2021 (1)	12 months	$977,500	$977,500	$127,500	10%	$2.50	-	$773,802
August 4, 2022 (13)	12 months	$50,000	$50,000	$1,500	12%	(14)	-	$7,948
August 31, 2022 (13)	6 months	$700,000	$700,000	$84,000	12%	(6)	-	-
July 3, 2021 (1)	12 months	$115,000	$115,000	$15,000	10%	$2.50	$10,000	$90,000
July 1,2022 (13)	6 months	$260,000	$185,000	$10,000	12%	(15)	$2,000	-
February 4, 2022 (1)(13)	8 months	$500,000	$500,000	$30,000	12%	(11)	-	-
May 13, 2022 (11)(13)	7 months	$500,000	$500,000	$25,000	12%	(11)	-	-
January 19,2022 (1) (13)	6 months	$52,000	$52,000	$2,000	12%	$2.50	$2,000	-
September 16, 2022 (3)(13)	1 month	$352,188	$352,188	$45,938	15%	(8)	-	-
September 26, 2022 (1)(3)(13)	1 month	$140,875	$140,875	$18,375	15%	(8)	-	-
August 31, 2021 (1)	12 months	$189,750	$189,750	$24,750	10%	(9)	$16,500	$148,500
May 8, 2022(13)	8 months	$65,000	$65,000	$3,000	12%	(7)	-	-
September 10, 2021 (1)	8 months	$100,000	$100,000	$4,000	12%	(7)	-	$43,520
September 15, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	(7)	-	$108,801
September 16, 2021 (1)	6 months	$250,000	$250,000	$12,500	12%	(7)	-	$112,337
September 24, 2021 (1)	8 months	$125,000	$125,000	$6,250	12%	(7)	-	$61,876
September 15, 2021 (1)	6 months	$250,000	$250,000	$37,500	12%	(7)	$30,000	-
October 21, 2021 (1)(5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	$16,500	$87,332
November 1, 2021 (1)(5)	12 months	$189,750	$189,750	$24,750	12%	$2.50	-	$96,991
March 29,2022	8 months	$112,000	$(8,573)	$13,000	12%	(12)	-	-
February 9,2022	12 months	$88,987	$35,737	$10,237	12%	(10)	-	-
March 30,2022	12 months	$100,000	$100,000	$5,000	12%	$2.50	-	$19,614
April 19,2022	12 months	$95,000	$95,000	-	12%	(12)	-	$16,234
May 23,2022	8 months	$950,000	$950,000	$57,000	12%	$2.50	$22,333	-
July 15, 2022	12 months	$22,000	$22,000	$880	12%	$2.50	-	$6,286
August 3, 2022	12 months	$25,000	$25,000	$980	12%	$2.50	-	$6,412
August 10, 2022	12 months	$196,319	$196,319	$22,585	12%	(10)	-	-
August 11, 2022	12 months	$50,000	$50,000	$2,000	12%	(16)	-	-
August 17, 2022	12 months	$50,000	$50,000	$2,000	12%	(15)	-	$7,149
August 24, 2022	12 months	$200,000	$200,000	$14,000	15%	(15)	-	-
September 7, 2022	12 months	$50,000	$50,000	$2,000	12%	(14)	-	$9,845
September 8, 2022	12 months	$87,500	$87,500	$11,375	12%	(12)	-	$22,430
September 16, 2022	12 months	$113,000	$113,000	-	12%	(17)	-	$25,651
September 9, 2022	10 months	$175,000	$175,000	$22,750	12%	(12)	-	-
September 26, 2022 (1)	1 month	$26,250	$26,250	-	0%	(15)	-	-
September 28, 2022	12 months	$52,000	$52,000	-	12%	(14)	-	$8,420
September 28, 2022	9 months	$262,500	$262,500	$12,500	12%	(18)	-	$50,005
			$17,142,974	$1,794,220			$984,083	$8,496,019
	Less remaining debt discount		$434,313
	Total convertible debt		$16,708,661

Notes:

(1)	The Note is past due. The Company and the lender are negotiating in good faith to extend the loan.
(2)	The Company and lenders have entered into Standstill and Forbearance Agreements (as described below).
(3)	Note is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. and interest rate is 40.9% OID.
(4)	During the year ended December 31, 2020, the Company entered into a Rate Modification Agreement with this lender. In this agreement the lender agreed to reduce their interest rate and were granted the right to convert loans using a variable conversion price if more than one other variable rate lender converted at a variable rate.
(5)	The Company has agreed to issue shares of its common stock to lenders if their notes are not repaid by a defined date.
(6)	Loan is not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
(7)	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
(8)	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
(9)	Conversion price of this note is $2.50 and will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default. Additionally, if an up-list to a national exchange occurs while this note is outstanding, the conversion price shall be changed to the lower of (i) the conversion price or (ii) a 25% discount to the up-list price.
(10)	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
(11)	Loans can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
(12)	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
(13)	During the nine months ended September 30, 2022, the Company extended 10 loans totaling $1,700,000 and increased the principal to $2,909,561. The Company issued 759,900 shares of common stock for these extensions and added principal.
(14)	These notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
(15)	These notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
(16)	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
(17)	Conversion price is $2.50. If note is in default, it is $1.
(18)	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert this note which can be converted at lower of 1) the Voluntary Conversion Price; 2) 70% of 5-day VWAP prior to conversion.

As of September 30, 2022, one lender holds approximately $9.4 million of the $17.1 million convertible notes outstanding.

For the nine months ended September 30, 2022, the Company recognized amortization expense related to the debt discounts indicated above of $1,728,846. The unamortized debt discounts as of September 30, 2022 related to the convertible debentures and other convertible notes amounted to $434,313.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. The Company and two lenders ($673,528 outstanding principal at September 30, 2022) are negotiating in good faith to resolve the remaining loans.

In connection to these agreements, the Company incurred interest, penalties, and fees of approximately $202,058 and $606,158, in the three and nine months ended September 30, 2022, respectively.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the nine months ended September 30, 2022 at substantially the same terms for extensions ranging over a period of one to twelve months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the nine months ended September 30, 2022 we recorded losses on extinguishment of liabilities of approximately $1,809,249 by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

Other Debt

Other debt consists of non-convertible debt and Merchant agreements.

The following is a detail of the non-convertible debt:

			Principal Balance
Note	Original Term	Inception	September 30, 2022	December 31, 2021	Interest Rate		Security
Accredited investor 1	9 mos.	3/21/17	$170,000	$170,000	10%		Unsecured
Accredited investor 2	13 mos.	9/19/19 & 2/28/20	691,500	691,500	7.5%		Unsecured (1)
On Deck Capital	12 mos.	4/29/22	29,807	-	2.5	% (2)	Unsecured
Totals			$891,307	$861,500

(1)	As of September 30, 2022 the Company owes $691,500 on two notes to a private investor. During the nine months ended September 30, 2022, the Company issued 100,000 warrants (3-year term, $3.50 strike price) to the lender. The Company and the lender are negotiating in good faith to extend these loans.
(2)	Rate is per month.

The following is a detail of the Merchant agreements debt:

We have signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 2.8-9.1% per month. As illustrated in the following table, under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the disclosed Payment Rate. The Company’s Chief Executive Officer (“Guarantor”) is guaranteeing that the Company will perform its obligations under the Agreement. In no circumstance will Guarantor be asked or obligated to repay or be liable for the payment of any amount paid by Buyer to Seller, including, but not limited to, the Purchase Price.

The following table shows our Merchant Agreements as of September 30, 2022:

Issue Date	Purchase Price	Purchase Amount	Outstanding Balance	Payment Frequency	Payment Rate	Deferred Finance Fees
12/21/21	$400,000	$520,000	$65,126	Weekly	$11,305	$6,000
5/11/22	$225,000	$308,250	$79,562	Weekly	$11,009	-
6/28/22	$250,000	$337,250	$125,575	Daily	$2,595	-
7/21/22	$180,000	$242,820	$114,081	Daily	$1,868	-
8/8/22	$140,000	$190,260	$96,645	Daily	$1,586	-
9/21/22	$190,000	$256,310	$183,479	Daily	$1,972	-
	$1,385,000	$1,854,890	$664,468

The following table shows our Merchant Agreements as of December 31, 2021:

Inception Date	Purchase Price	Purchased Amount	Outstanding Balance	Payment frequency	Payment Rate	Deferred Finance Fees
December 21, 2021	$400,000	$520,000	$390,120	Weekly	$11,305	$6,000
July 6, 2021	125,000	166,250	8,790	Daily	$1,279	2,500
	$525,000	$686,250	$398,910			$8,500

We have accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day.

Related Party Debt

	Principal Balance
Note	September 30, 2022	December 31, 2021	Interest rate		Security
Candy Schumacher	$70,400	$-	12%		Unsecured
Jeff Peterson	222,200	-	10%	(1)	Unsecured
Richard Schumacher	165,550	-	12%		Unsecured
Accredited investor 3	110,000	-	12%		Unsecured
Accredited investor 4	16,500	$-	12%		Unsecured
Totals	$584,650	$-
Unamortized debt discount	19,149	-
Total current notes due	$565,501	$-

(1)	Rate is per month.

The related parties’ notes are due upon demand, 10% original issue discount and 12% to 120% in interest and are convertible into the Company’s common stock at a fixed rate of $2.50 per share, at the option of holder. During the nine months ended September 30, 2022, related parties loaned the Company $844,250 and the Company paid back $259,600.

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

6) Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $.01. Of the 1,000,000 shares of preferred stock, the following is outstanding:

	September 30, 2022	December 31, 2021
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively (Liquidation value of $300,000)	3	3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	100	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 and 3,458 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,645 and 8,649 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	86	87
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	-	-
Series A Junior Participating Preferred Stock, $.01 par value, 20,000 shares authorized, no shares outstanding	-	-
Series A Convertible Preferred Stock, $.01 par value, 313,960 shares authorized, no shares outstanding	-	-
Series B Convertible Preferred Stock, $.01 par value, 279,256 shares authorized, no shares outstanding	-	-
Series C Convertible Preferred Stock, $.01 par value, 88,098 shares authorized, no shares outstanding	-	-
Series E Convertible Preferred Stock, $.01 par value, 500 shares authorized, no shares outstanding	-	-
Total Convertible Preferred Shares	$1,098	$1,099

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2022, options to acquire 1,307,822 shares were outstanding under these Plans.

As of September 30, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $43,971 which is expected to be recognized over weighted average period of 0.70 years. The aggregate intrinsic value associated with the options outstanding and exercisable, and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of September 30, 2022, based on the September 30, 2022 closing stock price of $1.30, was $751,466.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average
	Shares	price per share	Shares	price per share	Shares	Total Exercisable
Balance outstanding, December 31, 2021	1,333,101	$0.72	16,207,108	$3.50	17,540,209	17,308,567
Granted	-	-	277,500	3.50	277,500
Exercised	(25,279)	0.69	-	-	(25,279)
Expired/forfeited	-	-	(190,840)	$3.50	(190,840)
Balance outstanding, September 30, 2022	1,307,822	$0.72	16,293,768	$3.50	17,601,590	17,533,679

As of September 30, 2022, the 1,307,822 options outstanding have a $0.72 weighted average exercise price and 6.96 years weighted average remaining term. Of these options, 1,239,911 are currently exercisable.

Common Stock and Warrant Issuances

As profiled in the following table, for five loans we are obligated to issue common stock if not paid by defined dates.

Loan	Loan Issuance Date	Loan Principal	% of Loan Principal Issuable	Defined Date	Shares Issuable Frequency

Loan 1	July 21, 2020	$115,000	0.0435%	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	0.0362%	November 16, 2020	Weekly
Loan 3	October 22, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 4	October 21, 2021	$189,750	0.0435%	January 2, 2022	Monthly
Loan 5	November 1, 2021	$189,750	0.0435%	January 2, 2022	Monthly

For the three-month and nine-month period ended September 30, 2022, the Company is obligated to issue 389,500 and 1,172,100 shares of common stock, respectively, for the loans listed in the above table, but has not issued the shares. The Company and the lenders are negotiating in good faith to resolve these loans. During the three-month and nine-month period ended September 30, 2022, the Company accrued $634,305 and $2,196,278, respectively in interest expense for these obligations to issue common stock.

During the nine months ended September 30, 2022, the Company issued a total of 3,100,085 shares of restricted common stock to accredited investors and consultants. Shares issued:

●	25,279 shares for option exercise for $17,443;
●	190,500 shares for services valued at $312,875;
●	1,028,800 shares for debt extensions value at $1,714,678;
●	140,200 shares for conversion of debt and interest valued at $350,500;
●	4,400 shares for preferred stock conversions from Series AA Convertible Preferred Stock;
●	1,172,100 shares for interest paid-in-kind valued at 2,196,278;
●	368,500 shares for stock issued with debt valued at $512,593, and
●	170,306 shares with a fair value of $306,333 for dividends paid-in-kind.

During the nine months ended September 30, 2021, we issued a total of 4,176,796 shares of restricted stock to accredited investors and consultants. Shares issued:

●	2,431,182 shares of common stock with a fair value of approximately $5.6 million to lenders for interest paid-in-kind;
●	248,200 shares with a fair value of $579,512 for services rendered;
●	1,035,996 shares with a fair value of $2,589,990 for conversions of debt principal and interest;
●	21,411 shares for stock option exercises (at an exercise price of $0.69 per share);
●	56,067 shares with a fair value of $114,298 for dividends paid-in-kind;
●	347,650 shares with a fair value of $551,198 for new convertible debt issuances, and
●	36,290 shares of common stock for a non-cash warrant exercise.

During the nine months ended September 30, 2022, the Company issued a total of 277,500 warrants at a fair value of $280,608, all with a strike price of $3.50 per share and an expiration term ranging from 3 to 5 years. Warrants issued:

●	120,000 issued in conjunction with signing of new convertible loans;
●	100,000 issued for a debt extension, and
●	57,500 issued for professional services rendered.

During the nine months ended September 30, 2021, we issued 1,558,266 warrants (three to five-year term at a $3.50 to $5.00 exercise price) to acquire common stock at a fair value of $2.0 million to lenders in conjunction with signing of new convertible loans and interest paid-in-kind.

In this period, we also issued 200 shares of Series AA preferred stock and 200,100 warrants to acquire common stock (five year term and $3.50 exercise price) for settlement of liabilities, including accrued expense, accrued compensation to employees and non-convertible debt and related interest. The relative fair value of these warrants is $245,635. The Company also recognized a $23,004 loss on settlement of liabilities, which is included in losses on extinguishment of liabilities on the consolidated statement of operations. The Company also entered into Securities Purchase Agreements with accredited investors pursuant to which the Company sold an aggregate of 406 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of $1,015,000. We issued to the investors warrants to purchase an aggregate 406,000 shares of common stock with an exercise price of $3.50 per share. The Company did not incur any placement agent fees for these transactions.

7) Subsequent Events

From October 1, 2022 through November 18, 2022 the Company borrowed $104,500 from related parties (due upon demand, 10% OID and 10% interest per month, convertible into Company’s common shares at $2.50 per share), entered into two (2) new merchant cash loan agreements collecting $580,000 (obligating the Company to repay $5,835 per day for 130 to 140 days) and issued six (6) convertible loans with a principal balance of $1,011,960. The term of these notes: loan term are from 2 to 12 months; interest rate from 0% to 24%, convertible into the Company’s common stock at a fixed rate of $2.50 per share or at a variable conversion rate upon an event of default. In this time the Company also issued 150,000 shares of common stock to extend one convertible loan with $352,188 principal for one month and repaid another convertible loan in the amount of $146,542 on October 24, 2022. On October 5, 2022, a convertible note converted a $98,544 note and $5,751 accrued interest and fees into 41,718 common shares.

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

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Pressure Cycling Technology (“PCT”), (ii) BaroFold Technology (“BaroFold”), and (iii) Ultra Shear Technology (“UST”).

The Company was founded on the belief that its PCT Platform had the potential to significantly increase the quality of sample preparation in both research and clinical settings. Although this premise has been proven true, and although PBI has been successful in installing its PCT Platform in the laboratories of key opinion leaders worldwide, the Company now believes – based on market feedback – that the commercial potential for its UST Platform far exceeds the potential of the PCT Platform. Consequently, in January 2022, PBI made the critical decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (7 issued patents) is based on the use of intense shear forces from ultra-high pressure discharge (greater than 20,000 psi) through a dynamically-controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol, astaxanthin) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company began commercialization of the UST Platform in May 2022, and executed agreements have subsequently been announced with three CBD companies and one cosmeceutical/skincare company for commercialization in Q4 2022.

The BaroFold Platform (8 issued patents) can be used to significantly improve the quality and production costs of protein biotherapeutics. It employs high pressure manipulations for the disaggregation, unfolding and controlled refolding of proteins to their desired native structures at yields and efficiencies not achievable using existing technologies. The BaroFold Platform has been shown to remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy, safety, and cost for both new-drug entities and biosimilar (follow-on biologic) products. It is scalable and practical for standard manufacturing processes.

The PCT Platform (15 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in the area of sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements. Our primary focus for PCT is on making our recently released, GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 225 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 200 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

2022/2021 Key Accomplishments

●	September 28, 2022: Imminent Commercial Launch of Revolutionary UST Processing Method to be Focus of PBI’s Presentation at Emerging Growth Conference 40.
●	September 27: Unique Advantages and Commercial Process Scalability of PBI’s Revolutionary UST Platform Illuminated at the Conference of Food Engineering 2022.
●	September 13: Pressure BioSciences to Expand on Pivotal Change in Business Strategy with Presentation at HC Wainwright Annual Global Investment Conference.
●	August 24: PBI secures pivotal cosmeceuticals partnership for UST platform with Dr. Denese SkinScience, a 20-year industry leader with over $500 million in QVC sales.
●	August 18: Third contract announced for hemp-derived CBD products, estimating $2 million 2023 revenue.
●	August 11: PBI receives approval to manufacture hemp-derived CBD products in Mass, including novel CBD nanoemulsions processed by the Company’s revolutionary Ultra Shear Technology (UST) platform.
●	July 21: Second contract for toll manufacturing of a CBD nanoemulsion product using PBI’s proprietary Ultra Shear Technology (UST) announced.
●	June 29: PBI announces contracted production launch for estimated $3 million of UST-processed, nanoemulsified CBD spray for oral use.

●	June 14: UST Platform positioned for critical enabling role in global $41B (2027) plant protein beverage market.
●	May 4: PBI signs development/manufacturing agreement with Safer Medical of Montana for commercial production of CBD oral spray, under recently released UST Early Access Program.
●	April 27: PBI announces Early Access Program for UST nanoemulsion processing platform.
●	April 5: PBI announces strong FY 2021 Financial and Operational Successes: FY 2021 revenue increased 64% over FY 2020, UST platform achieved critical goals – discussions ongoing with key leaders in multiple markets, and PCT/BaroFold/PBI Agrochem groups all reported important gains in FY 2022.
●	March 10: Emerging Technology Insider releases TechTalks video interview featuring PBI President Ric Schumacher, discussing OSU partnership, Food Industry Consortium, and commercialization of UST Platform.
●	March 3: Ohio State installs & commissions new pilot-scale UST processing equipment for preparation of higher quality and safer liquid foods and beverages.
●	January 19: PBI participated in FORCE Family Office’s Webinar on Innovations and Advancements in the $4.6 Billion CBD Market.
●	December 22, 2021: PBI shatters preconceived nanoemulsion stability, performance, and production limits, produces CBD oil nanoemulsions with 18-month stability.
●	November 11: Second U.S. patent awarded for revolutionary UST platform: for innovative nanogap valve.
●	September 30: UST successfully processes Neem Oil into a novel, highly potent agrochem nanoemulsion.
●	September 29: Plans discussed for UST demo and manufacturing sites on U.S. east and west coasts.
●	July 13: PBI’s UST-enabled nanoemulsions soar past one-year stability goal; results open explosive growth potential for water-soluble CBD-infused beverages worldwide.
●	July 1: UST processing results in breakthrough nanoemulsion for Astaxanthin - highly potent antioxidant.
●	May 13: PBI awarded three new patents for revolutionary UST platform: Japan, Australia, and China.
●	February 24: PBI and Ohio State University announce formation of a food industry consortium to advance commercialization of the Company’s Ultra Shear Technology (UST) platform.

Results of Operations

The following disclosure compares the results of operations for the quarter ended September 30, 2022 (“Q3 2022”) with September 30, 2021 (“Q3 2021”) and compares the nine months ended September 30, 2022 (“YTD 2022”) with September 30, 2021(“YTD 2021”).

Products and Services Revenue

We recognized total revenue of $144,032 for Q3 2022 compared to $518,365 for Q3 2021, a 72% decrease. For YTD 2022 we recognized revenue of $1,122,169 and compared to YTD 2021 of $1,687,166, respectively, a 33% decrease.

The decline in revenue for the year-to-date periods was primarily attributable to: (i)  a 46% decline in PCT instrument sales due to expected Q3 orders received in Q4; (ii) a 48% decline in Scientific Services due to the completion of two contracts at the end of 2021 and another in mid-2022; and (iii) a change in the focus of the Company from spreading the staff’s efforts in all three platform technology areas (PCT, BaroFold, and UST) to extending the vast majority of the staff’s efforts in UST alone, as the Company prepared for the Q4 2022 commercial launch of the UST platform.  This revenue decline was partially offset by a 442% increase in Agrochem product sales.

Cost of Products and Services

The cost of products and services was $126,203 for Q3 2022 compared to $258,170 for Q3 2021. For YTD 2022 and YTD 2021 our cost of products and services was $742,707and $771,105, respectively. Gross profit margin on products and services decreased 20% in the year-to-date period ended YTD 2022 from the same period ended YTD 2021. This decrease was attributable to reduction of revenue offset by increased shipping charges for the import of Agrochem products and a $0 profit non-revenue exchange sale to Ohio State University.

Research and Development

Research and development expenses were $262,370 for Q3 2022 compared to $282,622 for Q3 2021. For YTD 2022 and YTD 2021 these expenses were $716,685 and $839,072, respectively, an 15% decrease. The decreased expense was attributable to the resignation of a Senior Engineer at the end of 2021.

Selling and Marketing

Selling and marketing expenses were $226,526 for Q3 2022 compared to $66,068 for Q3 2021. For YTD 2022 and YTD 2021 expenses were $422,422 and $252,209, respectively, a 67% increase. The reported increase was primarily attributable to the hiring of new employees in sales and marketing focused on UST market development.

General and Administrative

General and administrative expenses were $892,293 for Q3 2022 compared to $1,154,063 for Q3 2021. For FY 2022 and FY 2021 these expenses were $2,591,644 and $2,788,779, respectively, a 7% decrease which is due to lower investor relations consulting fees.

Operating Loss

Operating loss was $1,363,360 for Q3 2022 compared to $1,242,558 for Q3 2021. For YTD 2022 and YTD 2021 the operating loss was $3,351,289 and $2,963,999 respectively, a 13% increase.

Interest Expense, net

Interest expense was $2,034,021 for Q3 2022 compared to $3,330,101 for Q3 2021. For YTD 2022 and YTD 2021 these expenses were $6,448,771 and $11,524,306 respectively, a 44% decrease. The decrease was attributable to few debt transactions.

Unrealized (loss) gain on investment in equity securities

Unrealized loss on investments in equity securities was $8,675 for Q3 2022 compared to an unrealized loss of $162,071 for Q3 2021. For YTD 2022 and YTD 2021 the unrealized loss on investments in equity securities was $8,047 as compared to a $404,451, respectively. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized net loss of $1,054,122 for Q3 2022 compared to $277,010 of losses for Q3 2021. For YTD 2022 and YTD 2021 these losses were $1,809,249 and $1,500,395 respectively. The increase in losses was attributable to increased debt extensions.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $4,893,946 ($0.44 per share) for Q3 2022 compared to $6,199,176 ($0.82 per share) for Q3 2021. For YTD 2022 and YTD 2021 these losses were $12,913,826 ($1.24 per share) and $18,387,204 ($3.02 per share), respectively. The decrease in loss per share was attributable to the lower net loss attributable to factors discussed above and increase in common stock outstanding thereby increasing weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of September 30, 2022, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received $6 million in net proceeds from loans in the nine months ended September 30, 2022. In addition, we raised debt and equity capital after September 30, 2022 as described in Note 7 of the accompanying consolidated financial statements.

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2022 was $3,051,257 as compared to $4,083,902 for the nine months ended September 30, 2021.

Net cash used in investing activities for the nine months ended September 30, 2022 was $20,754 compared to $4,503 in the nine months ended September 30, 2021.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $3,170,580 as compared to $4,733,516 for the nine months ended September 30, 2021.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2022 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2021. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended September 30, 2022, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Through September 30, 2022, we have issued Notes to the same holder such that the current gross amount owed to the holder is approximately $9.4 million. Our obligations under the Notes and the transaction documents relating to the Notes are secured by a security interest in all of our assets. As a result, if we default under our obligations under the Notes or the transaction documents, the holders of the Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which could harm our business, financial condition and results of operations and could require us to reduce or cease operations. In addition, the pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

The holders of our Common Stock could suffer substantial dilution due to our corporate financing practices.

The holders of our common stock could suffer substantial dilution due to our corporate financing practices which, in the past few years has included private placements. As of September 30, 2022, we had 12,220,611 shares of common stock outstanding. As of September 30, 2022, if all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all fixed rate convertible notes and debentures were converted, each as of September 30, 2022, an additional 33,217,416 shares of common stock would be issued and outstanding. The full cash exercise of the options and warrants would result in approximately $57.2 million in cash proceeds to the Company. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

During the nine months ended September 30, 2022, the Company issued a total of 3,100,085 shares of restricted common stock to accredited investors and consultants. Shares issued:

●	25,279 shares for option exercise for $17,443;
●	190,500 shares for services valued at $312,875;
●	1,028,800 shares for debt extensions value at $1,714,678;
●	140,200 shares for conversion of debt and interest valued at $350,500;
●	4,400 shares for preferred stock conversions from Series AA Convertible Preferred Stock;
●	1,172,100 shares for interest paid-in-kind valued at 2,196,278;
●	368,500 shares for stock issued with debt valued at $512,593, and
●	170,306 shares with a fair value of $306,333 for dividends paid-in-kind.

During the nine months ended September 30, 2022, the Company issued a total of 277,500 warrants at a fair value of $280,608, all with a strike price of $3.50 per share and an expiration term ranging from 3 to 5 years. Warrants issued:

●	120,000 issued in conjunction with signing of new convertible loans;
●	100,000 issued for a debt extension, and
●	57,500 issued for professional services.

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

PRESSURE BIOSCIENCES, INC.

Date: November 21, 2022	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

