Form 10-K
period 2022-12-31
PRESSURE BIOSCIENCES INC
filed 2023-04-12
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $17,966,105 based on the closing price of $1.70 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of March 31, 2023, there were 15,867,711 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	2

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “PBI,” refer to Pressure BioSciences, Inc., a Massachusetts corporation, and unless the context indicates otherwise, also includes our two wholly-owned subsidiaries.

Throughout this document we use the following terms: Barocycler®, and PULSE®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BaroFoldTM, Ultra Shear Technology™, “UltraShear™”, and UST™ all of which are unregistered trademarks of the Company.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications and revenue projections for Ultra Shear Technology (“UST”);
●	the potential applications and revenue projections for the BaroFold high-pressure protein refolding and disaggregation technology
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of Pressure Cycling Technology (“PCT”) and Constant Pressure (“CP”) based units that we believe will be installed and the expected increase in revenues from the sale of consumable products, extended service contracts, and biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining additional research grants from the government in the future;
●	our expectations of the results of our development activities funded by government research grants;
●	the potential size of the market for biological sample preparation, biopharma contract services and Ultra Shear Technology;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing certain resources in the PCT market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative and sales personnel; and
●	our ability to expand our customer base in sample preparation and for other applications of PCT and our other products and services.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	3

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

ITEM 1. BUSINESS.

Overview

We are a leader in the development and sale of innovative, broadly enabling, high pressure-based platform technologies and related consumables for the worldwide life sciences, agriculture, cosmetics, food and beverage, and other key industries. Our solutions are based on the unique properties of both constant (i.e., static) and alternating (i.e., Pressure Cycling Technology, or “PCT”) hydrostatic pressure. PCT is a patented enabling technology platform that uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels to safely and reproducibly control bio-molecular interactions (e.g., cell lysis, biomolecule extraction). Historically, our primary focus has been in the development of PCT-based products for biomarker and target discovery, drug design and development, biotherapeutics characterization and quality control, soil & plant biology, forensics, and counter-bioterror applications. In more recent years, major new market opportunities have emerged in the use of our pressure-based technologies in the following areas: (1) the use of our recently acquired, patented technology from BaroFold, Inc. (the “BaroFold” technology platform) to allow entry into the bio-pharma contract services sector, and (2) the use of our recently-patented, scalable, high-efficiency, pressure-based Ultra Shear Technology (“UST”) platform to (i) create stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water),to (ii) prepare higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be acceptably preserved using existing non-thermal technologies and (iii), in some cases, improve the bioavailability of some poorly absorbed oils. Because of the significant market opportunity presented by UST, the Company has shifted its predominant efforts in commercializing this revolutionary platform.

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

The reestablishment of previous business relationships and sales channels proceeded much more slowly during late 2021 than had been forecast by the management of the dormant agrochemicals company. As much of the historical business had been generated in California, the four-year drought conditions presented significant challenges throughout the 2022 year. The management of the dormant agrochemicals company continues to forecast an accelerating reestablishment of its previous customer base and sales, and robust global growth opportunities for its highly desirable “green” agrochemical product solutions. PBI is continuing to evaluate these agrochemical assets and the asset acquisition opportunity. The widely publicized rainfalls occurring throughout the West present both an opportunity that the drought is coming to an end as well as threat that flooded fields will be challenging to plant.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	4

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

We are focused on solving the challenging problems inherent in biological sample preparation, a crucial laboratory step performed by scientists worldwide working in biological life sciences research. Sample preparation is a term that refers to a wide range of activities that precede most forms of scientific analysis. Sample preparation is often complex, time-consuming and, in our belief, one of the most error-prone steps of scientific research. It is a widely-used laboratory undertaking – the requirements of which drive what we believe is a large and growing worldwide market. We have developed and patented a novel, enabling technology platform that offers revolutionary speed and reproducible control in the sample preparation process, while revealing a far greater diversity and abundance of detectable unique analytes. It is based on harnessing the unique properties of high hydrostatic pressure. This process, which we refer to as Pressure Cycling Technology, or PCT, uses alternating cycles of hydrostatic pressure between ambient and ultra-high levels i.e., 20,000 psi or greater to safely, conveniently and reproducibly control the actions of molecules in biological samples, such as cells and tissues from human, animal, plant and microbial sources.

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

Sample preparation is widely regarded as a significant impediment to research and discovery and sample extraction is generally regarded as one of the key parts of sample preparation. The process of preparing samples for genomic, proteomic, lipidomic, and small molecule studies includes a crucial step called sample extraction or sample disruption. This is the process of extracting biomolecules such as nucleic acid i.e., DNA and/or RNA, as well as proteins, lipids, or small molecules from the plant or animal cells and tissues that are being studied. Our current PCT sales and marketing efforts are based upon our belief that pressure cycling technology provides a superior solution for sample extraction when compared to other available technologies or procedures, and thus might significantly improve the quality and efficiency of sample preparation and subsequent test result.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	5

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa and Australia/Pacific. Our goal is to continue market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories at current customer institutions.

b. Market

We focus most of our research and development and commercialization efforts on sample preparation and quality control analysis for genomic, proteomic, lipidomic, and small molecule studies. This market is comprised of academic and government research institutions, biotechnology and pharmaceutical companies, and other public and private laboratories that are engaged in studying genomic, proteomic and small molecule biomarkers within plant and animal cells and tissues. We elected to initially focus our resources on the market of genomic, proteomic and small molecule sample preparation because we believe it is an area that:

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

A mass spectrometer is a laboratory instrument used in the analysis of biological samples, often focused on proteins, in life sciences research. It is frequently used to help discover biomarkers. According to the November 2017 published market report by Markets and Markets “Mass Spectrometry Market by Application (Pharmaceuticals, Biotechnology, Environmental testing), Platform (Single mass spectrometry (Quadrupole, TOF & Ion Trap), Hybrid mass spectrometry (Triple Quadrupole, QTOF & FTMS)) – Global Forecast to 2022, the global mass spectrometry market is expected to grow from USD $3.44 billion in 2016 to USD $5.27 billion by 2022, at a CAGR of 7.4% from 2016 to 2020. We believe PCT and CP-based products offer significant advantages in speed, reproducibility, and quality completeness of results, compared with current techniques used in the preparation of samples for mass spectrometry analysis.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	6

Biomarker Discovery – Precision Medicine

Precision medicine is an approach to patient care that allows doctors to select treatments that are most likely to help patients based on a specific biomolecular understanding of their disease. The goal of precision medicine is to facilitate selection and/or development of treatments are tailored to the unique biomolecular variations specific to each person’s disease.

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

Biopharmaceutical Quality Control

A critical step in biopharmaceutical manufacturing processes is quality control, involving characterization of the resulting biotherapeutics via peptide mapping and analysis of post-translational modifications. Peptide mapping can be used in drug discovery and throughout the manufacturing process for quality control between batches to produce a unique ‘fingerprint’ of an individual protein and to compare this with the theoretical gene-derived amino acid sequence. Using conventional methods this process can take overnight or more. We believe our PCT workflows offer a significant advantage to this process by offering a significant reduction in time and improvement in reproducibility with a GMP compliant platform. Many protein-based pharmaceuticals undergo specific enzymatic and chemical modifications (such as glycosylation, when specific carbohydrate moieties, glycans, are attached to the protein core, thus helping them remain active longer in the patient’s bloodstream). Like peptide mapping, analysis of glycans, also critical quality attributes of biologic drugs, requires tedious sample preparation steps that can be significantly accelerated and rendered more reproducible by PCT workflows.

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies and other life science institutions in the Americas, Europe, Asia, Africa, and Australia/Pacific. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories within current customer organizations.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	7

Barocycler Instrumentation

Our Barocycler product line consists of laboratory instrumentation that subjects a sample to cycles of pressure from ambient (approximately 14.5 psi) to ultra-high levels (20,000 psi or much greater) and then back to ambient, in a precisely controlled manner.

Our instruments (the Barocycler 2320EXT, the HUB440 and the HUB880) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release proteins, nucleic acids, lipids and small molecules from the specimen into our consumable processing tubes, referred to as our PULSE Tubes and MicroTubes. Our instruments have temperature control options (on-board heating via internal heating jacket or heating and chilling via an external circulating water or oil bath), automatic fill and dispensing valves, and an integrated touchscreen for interfacing with an onboard micro-processor or computer. The microprocessor, computer or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler instruments, consumable products and application specific kits make up our PCT Sample Preparation System.

Barocycler 2320EXTREME - The Barocycler 2320EXT is the flagship of the Company’s Barocycler line of PCT-based instruments. It weighs approximately 80lbs, delivers a maximum pressure of 45,000 psi, and can process either up to 16 MicroTubes simultaneously. The working temperature range is 4 – 95ºC and is controlled via an on-board electric heating jacket or external circulating bath. All tests are entered and recorded on a touch screen interface. Information from each test run (pressure profile, cycle number, and temperature) is recorded and can be stored on the instrument, on a USB drive, or networked into the user’s lab computer system. Pressure profiles can be manipulated in a number of ways, including static high pressure holds and pressure ramp programs. The Barocycler 2320EXT is pneumatic and requires an input air source of only 100psi to achieve and cycle at high pressure.

The Barocycler 2320EXT was developed to support the PCT-HD/PCT-SWATH application. PCT-HD enables faster, less cumbersome and higher quality processing of biopsy tissues. With homogenization, extraction, and digestion of proteins occurring in a single PCT MicroTube under high pressure, this protocol can yield analytical results in under four hours from the start of tissue processing. PCT-HD was developed by our scientists and engineers in collaboration with Professor Ruedi Aebersold and Dr. Tiannan Guo of the Institute of Molecular Systems Biology, ETH Zurich, and the University of Zurich, in Switzerland. Drs. Aebersold and Guo combined PCT-HD with SCIEX’s SWATH-Mass Spectrometry – calling the resulting method “PCT-SWATH”.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	8

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

d. Competition

We compete with companies that have existing technologies for the extraction of nucleic acids, proteins, lipids, and small molecules from cells and tissues, including methods such as mortar and pestle grinding, sonication, rotor-stator homogenization, French Press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution. We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of biomolecules of interest, limited applicability to different sample types, ease-of-use, reproducibility, and cost. We believe that our PCT Sample Preparation System offers a number of significant advantages over these methods, including:

●	labor reduction	●	versatility
●	temperature control	●	efficiency
●	precision	●	simplicity
●	reproducibility	●	safety
●	analyte diversity	●	analyte abundance

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

Further, we are aware that the cost of the PCT Sample Preparation System may be greater than the cost of many of the other methods currently employed. Consequently, we are focusing our sales efforts on those product attributes that we believe will be most important and appealing to potential customers; namely speed, versatility, analyte diversity and abundance, reproducibility, quality, and safety.

e. Manufacturing and Supply

We currently manufacture and assemble the Barocycler 2320EXT, Barocycler HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler product line, and future instruments.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	9

We utilize a few contract manufacturers of certain parts for our Barocycler product line. They provide us with precision manufacturing services to meet our specific application and operational requirements.

At this time, we believe that this approach is the most cost-effective method for us to produce and market ISO Certified, CE and CSA Marked instruments.

f. Research and Development

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

Since we initiated our collaboration program, third party researchers have cited the use of our PCT platform in over 120 peer-reviewed publications and dozens of scientific presentations. We believe that this program has provided and continues to provide us with independent and objective data about PCT from well-respected laboratories in the United States and throughout the rest of the world. We believe this program has been responsible for the sale of multiple Barocycler instruments over the past few years and will continue to help to increase the sales of instrument systems in the future.

Active Collaborations:

a. RedShiftBio Inc.

b. Thomas Conrads, Inova Schar Cancer Center

c. Christine Vogel, NYU

d. Leica Microsystems, GmbH

e. Dr. Michael Przybylksi, Steinbeis Centre for Biopolymer Analysis and Biological Mass Spectrometry

f. Dr.V.M. Balasubramaniam, The Ohio State University

g. University of Delaware

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	10

h. Dr. Jennifer Van Eyk, Cedars Sinai Medical Center

Other Fields of Use and Applications for PCT

Our research and development efforts have shown that, in addition to genomic, proteomic, lipidomic, and small molecule sample preparation, PCT is potentially beneficial in several other areas of the life sciences, including pathogen inactivation, protein purification, control of chemical (particularly enzymatic) reactions, and immunodiagnostics. Other applications in the sample preparation market include forensics and histology, as discussed above. Our pursuit of these markets, however, depends on several factors, including our success in commercializing PCT in the area of sample preparation, our judgment regarding the investment required to be successful in these areas, the value of these markets to PBI, and the availability of sufficient financial resources. Below is a brief explanation of each of these additional potential applications and a short description of why we believe PCT can be used to improve scientific studies in these areas.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	11

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

The BaroFold Platform

a. Description

The need for the efficient production of recombinant protein biopharmaceuticals has grown rapidly and demand for them will continue to grow because of their high specificity and efficacy. Protein drugs are being manufactured via expression in a variety of host organisms. With the rapid growth in biosimilars (less expensive versions of popular biopharmaceuticals that are manufactured and marketed after the expiration of the original patents), protein expression in bacteria is beginning to play a major role in this industry, particularly when the biological activity of the protein product is not dependent on post-translational modifications that only occur in more complex organisms.

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

Traditional methods of protein refolding rely on using high concentrations of chemical denaturants and detergents to unfold misshapen proteins, and to disentangle and dissolve inactive aggregated proteins and to dissolve them, followed by up to 100-fold dilution or dialysis to remove interfering chemicals and then letting the proteins refold into their desired active forms. Since chemically-driven unfolding is harsh, it tends to destroy most of the tertiary (folding) protein structure, some of which could be beneficial for subsequent refolding. Moreover, dilution- or dialysis-based methods take a long time and produce very low yields of refolded protein, while most of the unfolded protein material tends to get lost into irreversible aggregation. Overall, traditional refolding methods are usually inefficient, include multiple costly steps and have very low recovery yields. Pressure-mediated disaggregation and unfolding and refolding of proteins offers an attractive pathway for achieving much higher yields of correctly folded proteins with desired efficaciousness, produced at much lower cost, versus traditional chemically driven methodologies.

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

BaroFold technology utilizes high pressure instead of, or in synergy with, chemical denaturants, offering significantly milder conditions for unfolding and disaggregation of proteins in inclusion bodies. As a result, subsequent refolding can be carried out faster, more efficiently, and in much smaller volumes. Pressure-based unfolding of proteins in inclusion bodies tends to only partially unfold the protein and preserve some beneficial structures that could help to guide the refolding process into the desired outcomes. Consequently, higher yields of active protein and faster manufacturing turn-around further lower the cost of biopharmaceutical production. Moreover, lower requirements for harsh chemical reagents in high pressure refolding processing result in the decrease or elimination of associated hazardous waste generated from chemical removal processes, leading to further cost reduction and protection of the environment.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	12

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

b. Market

According to a report entitled “Pharmaceutical market: worldwide revenue 2001-2022 by Matej Mikulic published on February 3, 2023, “the global pharmaceutical market has experienced significant growth in recent years. For 2022, the total global pharmaceutical market was estimated at 1.48 trillion U.S. dollars.”

We believe that biopharmaceuticals offer several benefits, such as highly effective and potent action, fewer side effects, and the potential to actually cure diseases rather than merely reduce disease burden or treat the symptoms, which have significantly increased the demand for biopharmaceutical products.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	13

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

In order to provide access for our customers to manufacturing-scale high pressure equipment, PBI is currently in negotiations with several HPP (High Pressure Processing) equipment vendors supplying large pressure systems to food manufacturers. Upon successful feasibility studies conducted by customers themselves, or within the framework of BaroFold Contract Services, PBI will act as a contractor to assist protein refolding customers in scaling up the process and identifying, procuring and validating appropriate large-scale equipment for high pressure protein refolding.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	14

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

The UST Platform

a. Description

Animals and plants are water-based life forms. As such, they do not absorb oils very effectively, orally, transdermally or in any other manner. By creating very small particles (<100nm) of oil and water, we are able to change many of the characteristics of these oils, including stability, transparency, and absorbability. The UST™ Platform is based on the use of intense shear forces generated from ultra-high pressure (greater than 20,000 psi) discharged through a proprietary dynamically-controlled nanometer-scale valve orifice. UST has been shown to turn hydrophobic extracts of desired oil-soluble active molecules into stable, effectively water-soluble formulations on a laboratory and small process production scales, with a clear pathway to scale up for large scale production requirements. The UST Platform offers the potential to produce stable nanoemulsions of oil-like products in water. Such formulations could potentially have enormous success in many markets, including pharmaceuticals, nutraceuticals (such as medically important plant oil extracts like CBD-enriched plant oil soluble in water), cosmeceuticals and personal care products, liquid foods and beverages, agrochemicals, as well as inks, paints, lubricants and other industrial products. We believe that UST has the potential to play a significant role in a number of commercially important areas, including (i) the creation of stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water), and (ii) the preparation of higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies, e.g., dairy products.

UST is an emerging technology that combines intense fluid shear forces with an instant, short-lived burst of heat achieved by specialized high-pressure equipment that can produce commercially sterile, pumpable, homogeneous fluid products. The UST process can provide energetic cellular disruption that results in the inactivation of bacteria, bacterial spores, viruses, and enzymes. Depending on operating conditions, low nano-scale emulsions (nanoemulsions) of oil and water mixtures can be produced that have been shown to have improved room-temperature shelf stability, and superior sensory profiles (taste, smell, texture and appearance). Of particular importance, oil-based active components delivered in such extreme nano-emulsions in water facilitates greatly improved absorption and bioavailability in the water-based biochemistry of humans, animals and plants, allowing for much lower loading quantities of actives required in manufacture, while ensuring safer and more controlled effective dosing.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	15

The Company received its second US patent in 2021 to complement two patents in China on UST, focused on a low cost, scalable approach for product manufacturing. The Company believes this method can find use in various nanoemulsion applications for pharmaceutical (e.g., drug delivery), biotechnology (e.g., protein recovery, biomolecule extraction), agrochemical, cosmetics, and food (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market UST-based production instruments, services and production to the life sciences and other industries. We initiated the process to build full-scale UST systems initially at two sites, in order to address current customer demands and the belief that a large number of foods, cosmetics/skincare, nutraceuticals, pharmaceutical, and other companies will follow.  Our business model for UST is focused on service contracts for product development, demonstration and optimization, followed by tolling for production at small and intermediate scales, and finally by establishment of lease and licensing arrangements with companies desiring to control and integrate UST production in-house.

b. Market

In 2019, we focused efforts on developing and demonstrating the UST protocol and seeding early adopters, which would provide insights into market, formulation, product development, and ultimately end product requirements. Our initial market focus has been on cannabis extracts, as this market’s unmet needs for nanoemulsions solutions offer high visibility and ready access to funding, versus many other important target markets, such as cosmetics, food and beverage, nutraceutical, pharmaceutical, and industrial fluids and lubricants. In 2020, we refined the Ultra Shear Technology ™ K45 instrument (the “BaroShear”) allowing us to run samples for multiple potential customers, which demonstrated the goal of producing room-temperature-stable, nearly mono-disperse, low-droplet-size nanoemulsions, validated by excellent transparency. (Transparency is achieved when nanoemulsion droplet sizes are well below ~150nm, i.e. smaller than the wavelength range of visible light – an important indicator of achievement of extremely low-scale nanoemulsions.)

We also moved forward in the development of the BaroShear Mini: a bench-top, laboratory-based instrument for research, formulation, and small volume processing; and the BaroShear Max: a high-volume, industrial-scale, clean-in-place (CIP), production-scale instrument.

In 2022, we demonstrated that our CBD nanoemulsion was stable for more than 30 months at room temperature or refrigerated conditions, and after repeated freeze/thaw events.  At the time of this publication, that product has remained stable for more the 30 months. We shipped the first UltraShear Max system to our partners at The Ohio State University.  We also initiated to process of setting up two bi-coastal facilities capable of meeting the development and production needs for several customers.  In the last month of the year, we shipped our first commercial batch and announced important commercial relationships in both the cannabis market and cosmeceuticals. In 2023, we plan to commercialize UST in multiple market segments.

c. Products

The Ultra Shear Technology™ platform instrument portfolio is currently comprised of three models for use in research, formulation, and processing of oil and water nanoemulsions.

○	UltraShear Mini – bench-top instrument to be used for research, formulation, and small volume processing. Throughput of at least 1mL / minute.
○	UltraShear K45 – pilot scale, floor standing instrument for throughput of at least 1L / hour.
○	UltraShear Max – floor standing, fully automated, CIP industrial production system for throughput of more than 4L / minute.

d. Customers

Cannabis extracts, cosmecetical & personal care products, liquid foods & beverages, nutraceuticals, pharmaceuticals, agrochemicals, inks, paints, lubricants and other industrial products, and researchers and processors interested in developing stable, water-soluble nanoemulsions for any application.

e. Competition - High Pressure

The following companies are either direct or indirect competitors of PBI:

●	Avestin / ATA Scientific – Australia
●	Bee International, Easton, MA – USA
●	DyHydromatics, Maynard, MA - USA
●	ELVEFLOW an Elvesys brand, Paris, FRANCE
●	Microfluidics an IDEX Corp Company, Westwood, MA – USA

f. Manufacturing and Supply

PBI’s current commercialization strategy is to initially produce UST-processed bulk nanoemulsion products for companies in a variety of markets. These concentrated products will either be used as a final form or infused into another product and packaged by our customers. The development of both the machines and processed will be handled by PBI’s development and engineering team, with manufacturing at a combination of our locations, and utilizing selected Contract Manufacturing Organization (CMO), and, ultimately, with the end customers, where appropriate. We believe the demand for these high value concentrates will generate necessary revenues and allow us to begin production and marketing of devices for sale within two years. At that time, aftermarket service and support will initially be handled by PBI’s service and repair staff. As unit placements grow, we will investigate expansion of PBI’s service and support organization or augment it with external partners.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	16

The PBI Agrochem Platform

In February 2021, PBI announced a signed Letter of Intent to acquire the assets and senior management of a dormant company with an extensive portfolio of innovative agrochemical products, utilizing natural product oils as active ingredients (similar to the use of orange oil or neem oil for pest control). With the intense and growing focus of consumers and governments on the long term environmental and health challenges presented by many conventional agrochemical products, this new class of “green” essential oil agrochemicals that are effective, while also considered safe for humans and animals represent a highly attractive and high-growth segment of the agrochemicals market.

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

In July 2021, PBI established PBI Agrochem, Inc., a wholly owned agrochemicals subsidiary, in order to purchase up to $1M of “green” agrochemical products from the targeted acquisition, to allow the management of the dormant agrochemicals company to demonstrate the reestablishment of previous business relationships and sales channels, and to provide access to early agrochemical sales revenues for PBI (prior to closing the asset acquisition transaction). PBI Agrochem leased a warehouse near Sparks, NV and hired a warehouse manager to facilitate the shipping, storage and management of the “green” agrochemicals inventory. That management of the dormant agrochemicals company has not been effective in the reestablishment of sales channels and revenues, but PBI Agrochem is continuing to focus on developing this important area of market opportunity.

The year ended December 31, 2022 was very disappointing as sales of AgroChem did not materialize as expected. The historic prolonged drought in California and much of the West significantly impacted the agricultural markets. With the profound shift in weather at the end of 2022, there are some signs that the market will be more receptive in 2023.

Other

a. Sales and Marketing

Our marketing and sales functions are led by John Hollister, our Director of Sales and Marketing. Mr. Hollister oversees and directs all marketing and sales activities, including trade show attendance and sponsorship, on-line advertising, website maintenance and improvement, search engine optimization, creation and dissemination of newsletters, market research initiatives, the arrangement of on-location seminars, lectures, and demonstrations of instrumentation and consumables capabilities, and the supervision of our sales and marketing personnel. Mr. Schumacher is also responsible for the overall coordination of our collaboration programs, from initial set-up, research plan design, and training, service, and data analysis. Some of these responsibilities are shared with other departments such as Research and Development, but marketing and sales drives the collaborative process. Mr. Hollister is also responsible for the continued coordination and support of our foreign distribution partners. The Company is in the process of recruiting a field salesperson.

Our sales and marketing efforts are centered on using the independent data developed and disseminated by our collaboration partners to help drive the installed base of our PCT Sample Preparation System, BaroFold services, and BaroShear UST platform. The development of scientific data by our partners and our internal researchers provides our sales and marketing staff with additional tools that are essential in selling existing and newly developed paradigm-shifting, high-value technologies and services. We believe that partnering with seasoned, capable equipment distribution partners in the cannabis and other laboratory and process manufacturing markets will drive lead generation and purchase orders faster than if we were to build our own sales force.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	17

b. Marketing Strategy

We recognize that our enabling PCT, BaroFold, and UST pressure platforms are powerful, novel platform technologies. We also recognize that the power of pressure is not yet widely understood, appreciated and utilized by researchers and engineers in today’s laboratories and prospective industrial partners. Our first goal is to greatly broaden the awareness of pressure and its applications among research scientists and to ensure they know that these technologies exist through our high-pressure instruments, requisite consumables, and unique services. To accomplish this expansion of knowledge about the power of pressure and the subsequent adoption of our pressure-based technology platforms, we have developed and are implementing a multi-faceted approach to marketing our products and services.

Key Opinion Leaders and Publications

To initially reach scientists, we have established collaborations with key opinion leaders (KOL) who recognized early the potential for our pressure-based platforms and who went on to report their discoveries in peer reviewed journals. Among the KOLs working with us is Dr. Ruedi Aebersold (Head of the Department of Biology, ETH, Zurich). Dr. Aebersold, a pioneer in proteomics, worked with our scientists and engineers to develop PCT-SWATH (aka PCT-HD), a superior method for the extraction and preparation of proteins from samples intended for analysis by mass spectrometry. Other KOLs include Dr. Jennifer van Eyk (Director of Advanced Clinical Biosystems Institute in the Department of Biomedical Sciences, Cedar Sinai, Los Angeles, CA) and Dr. Wayne Hubble (Jules Stein Professor at the University of California, LA). Dr. van Eyk is a recognized expert in the causes of heart disease and is using PCT in her attempt to discover cardiac disease biomarkers. Dr. Hubble, a member of the National Academy of Sciences, is a leader in the field of electron paramagnetic resonance (EPR). He uses PCT in his studies of protein-protein interactions, which are highly important in the discovery of drug targets and drug design. The publications and presentations of these and other world class scientists have been invaluable in gaining initial entry of PCT in several areas of research. In addition to publications by our numerous KOLs, there are also many additional peer reviewed publications from dozens of other scientists discussing the advantages of the PCT platform in bio-molecule sample preparation, as well as the advantages of our BaroFold technology and our UST platform. To this end, we do all we can to disseminate the work of these scientists in an effort to increase the exposure of PCT, BaroFold, and UST to the worldwide research community.

Broadcasting Our PCT, BaroFold and UST Platform Technologies and Products

1.	We attend, exhibit, and present at top scientific meetings such as the American Society of Mass Spectrometry (ASMS) and both the US and International meetings of the Human Proteome Organization (HUPO). These meetings are an opportunity to present our technology and to showcase our products to scientists who require sample preparation in their research studies.

2.	Routine and timely “blast” emails to scientists in our database. Topics include new PCT-related publications, announcements of meetings, product advertisements, and a quarterly newsletter. The database we use is proprietary, as it has been built from attending scientific meetings and searching the internet for relevant publications and contact information. Pardot Marketing automation software is utilized for routing email campaigns, allowing us to measure customer engagement with our landing pages, articles and emails.

3.	We manage our database with SalesForce, a state-of-the-art Customer Relationship Management (CRM) system. Through SalesForce, we employ the marketing automation software Pardot to manage our email blasts. Pardot enables us to assess open rates, levels of interest, and to create automatic and constant contact with potential clients.

4.	We use social media platforms like LinkedIn, Twitter and Facebook to broadcast publications, webinars, our presence at scientific meetings, and press releases. We employ LeadForensics and SRAX to amplify our targeting and social media efforts. Social media enables us to easily reach scientists world-wide.

5.	We significantly upgraded our website. The upgraded website contains a state-of-the art search engine that enables researchers to rapidly find PCT-related publications and products.

6.	The website contains product information, published articles, and videos of our products to foster engagement, product interest, leads, order placement, and learning.

7.	Our scientists regularly present their findings and discuss our products at scientific sessions at regional, national, and international scientific conferences, and at corporate, government, and academic laboratories.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	18

8.	In addition to electronic advertising, we have used and will continue to use print media to showcase our products.

In 2023, we plan to expand our Sales and Marketing team, in order to support these efforts.

c. Foreign Distribution Network

We have previously established distribution arrangements covering China, Poland, South Korea, Japan, and 24 countries in Western Europe.

On December 3, 2021, we entered into a two-year distribution agreement with Westlake Omics Biotechnology, Ltd, in Hangzhou, China with the belief that they were capable of rapidly expanding the market for Barocyclers in China.

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

In January 2020, we entered into a three-year distribution agreement with SCINCO Co., LTD of South Korea, pursuant to which PBI granted SCINCO exclusive distribution rights to all of our PCT products in South Korea. The Companies are in discussion for an extension of this agreement.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	19

In June 2013, CS and PBI signed an expanded distribution agreement that made us the exclusive distributor of CS products throughout all of the Americas until the end of 2019. In October 2021, we renewed this distribution agreement for an additional two years.

d. Intellectual Property

We believe that protection of our intellectual property, through patents, trademarks and other trade secrets are essential to our business. Subject to the availability of sufficient financial resources, our practice is to file patent applications to protect technology, inventions, and improvements to inventions that are important to our business development. We also rely on trade secrets, know-how, and technological innovations to develop and maintain our potential competitive position.

The Company believes the UST method can find use in various nanoemulsion applications for effective delivery of desired oil-soluble components in pharmaceutical, nutraceutical, cosmeceutical, agrochemical, industrial and food/beverage (including shelf-stable “clean label”) products. We plan to design, develop, manufacture, and market three different models of BaroShear UST instruments:

●	a bench-top, research/formulation, low-throughput instrument that we will license for formulation development;
●	a lab-or pilot scale production instrument that we will license into life science companies and other industries, and
●	a production scale UST-based instrument for manufacturing applications that we will license to large-scale food, cosmetics, nutraceuticals, and other processors worldwide.

Our issued patents expire between 2022 and 2030. Any failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing, sale or licensing of any of our products or technology platforms. It may also allow our competitors to duplicate our products without our permission and without compensation.

Summary of patents issued and pending for PBI:

Product	Issued	Pending
PCT	17	5
UST	8	17
BF	14	2
Total	39	24

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	20

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

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales of “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013, the minimum annual royalty was $1,200 in 2014 and $2,000 in 2015; the minimum royalties were $3,000 in 2016, $4,000 in 2017 and $5,000 in 2018 and each calendar year thereafter during the term of the agreement.

e. Developments and Accomplishments

2023/2022 Key Announcements

2023

●	April 6, 2023: PBIO and NutraLife Biosciences renew partnership for development and distribution of next generation nutraceuticals.
●	March 28: Company reports fresh sales momentum for PBI Agrochem.
●	March 22: PBIO receives $1.5 million contract for UltraShear nanoemulsified CBD.
●	March 1: Company announces the exchange of over $10 million of debt into equity.
●	February 1: Company receives record order (nearly $600,000) for 16 PCT instruments.
●	January 27: PBIO and One World Products partner to develop CBD-Nano sports performance/recovery drink.
●	January 19, 2023: Dramatic consumer testing results confirm UltraShear nanoemulsion oral spray delivers first effects and maximization with lightning speed – simple, reliable dosing delivers profoundly improved results.

2022

●	December 22, 2022: Guidance for strong Q4 2022/rapid revenue growth in 2023. The Stage has been Set.
●	December 13: First commercial production of Nano-CBD product shipped, booked, and paid.
●	December 7: PBI partnership with QVC skincare leader Dr. Denese SkinScience yields unprecedented effectiveness in skin tightening and wrinkle reduction.
●	October 26: PBI and skincare pioneer and leading innovator Dr. Adrienne Denese, M.D., Ph.D. to introduce revolutionary UST nanoemulsion hair loss prevention and hair regrowth product line in 2023.
●	September 28: Imminent Commercial Launch of Revolutionary UST Processing Method to be Focus of PBI’s Presentation at Emerging Growth Conference 40.
●	September 27: Unique Advantages and Commercial Process Scalability of PBI’s Revolutionary UST Platform Illuminated at the Conference of Food Engineering 2022.
●	September 13: Pressure BioSciences to Expand on Pivotal Change in Business Strategy with Presentation at HC Wainwright Annual Global Investment Conference.
●	August 24: PBI secures pivotal cosmeceuticals partnership for UST platform with Dr. Denese SkinScience, a 20-year industry leader with over $500 million in QVC sales.
●	August 18: Third contract announced for hemp-derived CBD products, estimating $2 million 2023 revenue.
●	August 11: PBI receives approval to manufacture hemp-derived CBD products in Mass, including novel CBD nanoemulsions processed by the Company’s revolutionary Ultra Shear Technology (UST) platform.
●	July 21: Second contract for toll manufacturing of a CBD nanoemulsion product using PBI’s proprietary Ultra Shear Technology (UST) announced.
●	June 29: PBI announces contracted production launch for estimated $3 million of UST-processed, nanoemulsified CBD spray for oral use.
●	June 14: UST Platform positioned for critical enabling role in global $41B (2027) plant protein beverage market.
●	May 4: PBI signs development/manufacturing agreement with Safer Medical of Montana for commercial production of CBD oral spray, under recently released UST Early Access Program.
●	April 27: PBI announces Early Access Program for UST nanoemulsion processing platform.
●	April 5: PBI announces strong FY 2021 Financial and Operational Successes: FY 2021 revenue increased 64% over FY 2020, UST platform achieved critical goals – discussions ongoing with key leaders in multiple markets, and PCT/BaroFold/PBI Agrochem groups all reported important gains in FY 2022.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	21

●	March 10: Emerging Technology Insider releases TechTalks video interview featuring PBI President Ric Schumacher, discussing OSU partnership, Food Industry Consortium, and commercialization of UST Platform.
●	March 3: Ohio State installs & commissions new pilot-scale UST processing equipment for preparation of higher quality and safer liquid foods and beverages.
●	January 19: PBI participated in FORCE Family Office’s Webinar on Innovations and Advancements in the $4.6 Billion CBD Market.

Investment Highlights

●	PBI has Proven Core Technology with Multiple Applications (Over 350 Pressure Systems Installed Globally)
●	PBI has Three Novel, Enabling, Patented & Proprietary Pressure-based Platforms: PCT, BaroFold, & UST
●	PCT Platform Breaks Through Bottlenecks to Enable/Accelerate Discovery & QC in Drug Development
●	BaroFold Platform Improves Quality and Reduces Production Costs of Protein Drug Therapeutics through Disaggregation and Controlled Refolding
●	UST Platform Makes Safer, More Bioavailable, Highly Stable Nanoemulsions for Multiple Major Markets
●	Significant Worldwide Market Opportunities: PCT and BaroFold (BioPharma R&D and QC $526B); UST (CBD $44B; Cosmeceuticals $805B; BioPharma Manufacturing $900B; Food and Beverages $5.65T)

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

Although we have successfully completed equity financings and reduced expenses in the past, we cannot assure our investors that our plans to address these matters in the future will be successful. Additional financing may not be available to us on a timely basis or on terms acceptable to us, if at all. In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

●	severely limit or cease our operations or otherwise reduce planned expenditures and forego other business opportunities, which could harm our business. The accompanying financial statements do not include adjustments that may be required in the event of the disposal of assets or the discontinuation of the business;

●	obtain financing with terms that may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our capital stock; or

●	obtain funds through arrangements with future collaboration partners or others that may require us to relinquish rights to some or all our technologies or products.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	22

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

h. Employees

On December 31, 2022, we had 15 full-time employees 2 part-time employees and 1 intern. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

i. Corporate Information

We were incorporated in the Commonwealth of Massachusetts in August 1978 as Boston Biomedica, Inc. In 1996, Boston Biomedica completed a successful initial public offering and was listed on the NASDAQ market (where we maintained a listing until 2012). In September 2004, we completed the sale of Boston Biomedica’s core business units and began to focus exclusively on the development and commercialization of the PCT platform. Following this change in business strategy, we changed our legal name from Boston Biomedica, Inc. to Pressure BioSciences, Inc. We began operations as PBI in February 2005, research and development activities in April 2006, early marketing and selling activities of our Barocycler instruments in late 2007, and active marketing and selling of our PCT-based instrument platform in 2012. PBI maintained its listing on NASDAQ until 2012, at which time it was down-listed to the OTCQB market. PBI continues to focus on its objective of up-listing to a major exchange such as the NASDAQ or NYSE markets as soon as reasonably possible.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	23

ITEM 1A. RISK FACTORS

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2022, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2022 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We concluded that as of December 31, 2022, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business and more recently our BaroFold and UST business. During the year ended December 31, 2022, we recorded a net loss available to common shareholders of $17,803,953 or ($1.61) per share, as compared with $22,685,459 or ($3.42) per share, for the corresponding period in 2021. We expect to continue to incur operating losses until sales increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	24

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

As described in Note 9 to our audited financial statements, as of December 31, 2022, there were $17.8 million in convertible notes outstanding some of which is past due. One lender holds approximately $9.4 million of this debt. In addition, as of December 31, 2022 we were making daily payments of $11,670. As of March 31, 2023 we were making weekly payments totaling $60,157 to service Merchant Agreements.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	25

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	26

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

We have entered business relationships with four distribution partners and one co-marketing partner, and we may enter into additional alliances, joint ventures or other business relationships to further develop, market and sell our pressure cycling technology product line. We may not be able to:

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	27

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

Our current pressure cycling technology products in sample preparation for the research field are not regulated by the FDA. Certain applications in which we intend to develop and commercialize pressure cycling technology, such as protein purification, pathogen inactivation and immunodiagnostics, are expected to require regulatory approvals or clearances from regulatory agencies, such as the FDA, prior to commercialization, when we expand our commercialization activities outside of the research field. We expect that obtaining these approvals or clearances will require a significant investment of time and capital resources and there can be no assurance that such investments will receive approvals or clearances that would allow us to commercialize the technology for these applications.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	28

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	29

We may not be able to compete successfully with others that are developing or have developed competitive technologies and products.

Several companies have developed, or are expected to develop, products that compete or will compete with our products. We compete with companies that have existing technologies for the extraction of nucleic acids, proteins and small molecules from cells and tissues, including but not limited to methods such as mortar and pestle, sonication, rotor-stator homogenization, French press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution.

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

Our articles of organization and bylaws contain provisions that may make it more difficult or discourage changes in our management that our stockholders may consider to be favorable. These provisions include:

●	a classified board of directors;
●	advance notice for stockholder nominations to the board of directors;
●	limitations on the ability of stockholders to remove directors; and
●	a provision that allows most of the directors to fill vacancies on the board of directors.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	30

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

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2022, there were 13,682,910 shares of common stock issued and outstanding. As of December 31, 2022 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 26,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 8,645 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,645,000 shares of common stock.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	31

If all of the outstanding shares of Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock and Series AA Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all convertible notes and debentures were converted, each as of December 31, 2021, an additional 31,921,119 shares of common stock would be issued and outstanding, summing to a total dilution of 41,041,645 common shares.. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	32

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	33

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $7,650 per month, on a lease extension, signed on December 31, 2022, that expires December 31, 2023, for our corporate office. We expanded our space to include offices, warehouse, and a loading dock on the first floor starting May 1, 2017, with a monthly rent increase already reflected in the current payments.

On October 18, 2017, we signed a lease extension for our lab space in Medford, MA. The lease will now expire on December 30, 2023, and required monthly payments of $7,282 that started January 1, 2021, and $8,237 started January 1, 2023, subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least six months prior to the expiration of the current lease term.

On August 9, 2021, we entered into an operating lease agreement for our warehouse space in Sparks, NV for the period from September 1, 2021, through September 30, 2026. The lease contains escalating payments during the lease period. The lease can be extended for an additional three years if the Company provides notice at least six months prior to the expiration of the current lease term.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	34

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “PBIO.”

Authorized Capital

As of December 31, 2022, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock, 15,000 shares as Series K Convertible Preferred Stock and 10,000 shares of Series AA Convertible Preferred Stock.

As of December 31, 2022, there were 13,682,910 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of outstanding Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock. As of December 31, 2022 there were 300 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 25,000 shares of common stock, 80,570 shares of Series G Convertible Preferred Stock issued and outstanding convertible into 22,857 shares of common stock, 10,000 shares of Series H Convertible Preferred Stock issued and outstanding convertible into 33,334 shares of common stock, 21 shares of Series H2 Convertible Preferred Stock issued and outstanding convertible into 70,000 shares of common stock, 3,458 shares of Series J Convertible Preferred Stock issued and outstanding convertible into 115,267 shares of common stock, 6,880 shares of Series K Convertible Preferred Stock issued and outstanding convertible into 229,334 shares of common stock and 8,649 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,645,000 shares of common stock.

On February 28, 2023 the number of shares of Series D, Series G, Series H, Series H2, Series J and Series K Convertible Preferred Stock indicated below into shares of the Company’s common stock.

Preferred Stock Series	Preferred Stock Owned (Shares)	Preferred Stock Post Stock Split (30-for-1 reverse) (Shares)	Conversion Factor (Preferred to Common)	New Common Stock Owned (Shares)
Series D Convertible Preferred Stock	225	7.50	2,500	18,750
Series G Convertible Preferred Stock	80,570	2,685.67	10	26,857
Series H Convertible Preferred Stock	10,000	333.33	100	33,333
Series H2 Convertible Preferred Stock	21	0.70	100,000	70,000
Series J Convertible Preferred Stock	3,458	115.27	1,000	115,267
Series K Convertible Preferred Stock	6,880	229.33	1,000	229,333
Total Convertible Preferred Shares	101,154			493,540

Approximate Number of Equity Security Holders

As of December 31, 2022, there were approximately 241 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	35

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2022, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2022 and 2021 are outlined in the table below.

Dividends paid in common stock or cash
For The Year Ended December 31,			Dividends Payable as of December 31,
	2022	2021		2022	2021
Series D	$-	$-	Series D	$-	$-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	-	Series J	-	-
Series K	-	-	Series K	-	-
Series AA	432,764	184,274	Series AA	5,665,176	4,370,665
	$432,764	$184,274		$5,665,176	$4,370,665

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2022, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

For the year ended December 31, 2022 the Company recognized 25,279 shares issued with a fair value of $17,443 for stock option exercises; issued 255,500 shares for services rendered with a fair value of $392,175; 1,423,800 shares with a fair value of $2,198,861 for debt extensions; 181,918 shares with a fair value of $467,092 for conversion of debt and interest; 4,400 shares for conversion of preferred stock from Series AA convertible preferred stock; 236,221 shares with a fair value of $386,300 for dividends paid in kind; 1,766,266 shares with a fair value of $2,943,139 for interest paid-in-kind; 659,000 shares issued with debt with a fair value of $873,854, and 10,000 shares with a fair value of $25,000 for sale of common stock.

ITEM 6. SELECTED FINANCIAL DATA

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	36

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	37

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

Going Concern

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2022, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at December 31, 2022 to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 as compared with December 31, 2021

Products and Services Revenue

Revenue from the sale of products and services was $1,729,343 in the year ended December 31, 2022 compared with $2,002,365 in the year ended December 31, 2021, a 13.6 % decrease. Revenue included sales of both PBI and Constant System pressure-based products, sales of BaroFold and UST Contract Services and sales of PBI Agrochem products. Sales of instrumentation decreased in 2022 by $323,247 or 31%, from $1,046,845 in 2021 to $723,598 in 2022. Sales of consumables were $257,325 for the year ended December 31, 2022 compared to $274,108 for the same period in 2021, a decrease of $16,783 or 6%. Sales of BaroFold and UST Contract Services decreased by 27% from $268,157 in 2021 to $196,000 in 2022. Products, Services, and Other Revenue included $79,901 from non-cash transactions in the current year while the prior year included non-cash transactions of $11,046. Revenue from non-cash transactions was recognized based on the carrying value of the assets involved per ASC 845.

Cost of Products and Services

The cost of products and services was $2,014,004 for the year ended December 31, 2022, compared with $942,383 in 2021. Our cost of products and services increased $1,071,621 for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was mostly attributed to an increase of our inventory reserve of $641,815 along with the full year expense of the warehouse space in Sparks NV to house the Agrochem products and the staff and associated expenses for its management.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	38

Research and Development

Research and development expenses were $969,532 for 2022 compared to $1,101,509 in 2021, a decrease of $131,977 or 12%. The decrease was mostly due to the termination of one full time equivalent employee (“FTE”) at the end of 2021.

Selling and Marketing

Selling and marketing expenses were $401,444 in 2022 compared to $324,728 in 2021, an increase of $76,716, or 24%. The reported increase was attributable to the addition of one marketing FTE in mid-2022 and an increase in travel expenses due to now allowable customer visits and trade shows.

General and Administrative

General and administrative costs were $3,242,652 in the year ended December 31, 2022, as compared with $3,818,892 in 2021, a decrease of $576,240 or 15%. The reported decrease was attributable to a decrease in investor relation contracts costs and the cost of issuable shares associated with these contracts.

Operating Loss

Our operating loss was $4,898,289 for the year ended December 31, 2022 as compared to $4,185,147 for the prior year, an increase of $713,142 or 17%. This increase in operating loss was largely attributable to the increase of our inventory reserve of $641,815 and decreases in revenue and gross margin in 2022.

Interest Expense

Interest expense totaled $10,438,565 for the year ended December 31, 2022 as compared to interest expense of $14,450,241 for the year ended December 31, 2021. The decrease in interest expense in the year ended December 31, 2022, compared to the corresponding prior period, is attributable to a reduction of common stock and warrants issued for interest and less accretion of interest and amortization of debt discounts.

Unrealized gain and loss on investment in equity securities

Unrealized gain on investments in equity securities was $3,662 for the year ended December 31, 2022 compared to an unrealized loss of $457,025 for the year ended December 31, 2021. The reported increase was attributable to the increase in the market price of the Company’s investment in Nexity. As of December 31, 2022, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

Loss on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we calculated net losses on extinguishment of liabilities of $751,335 in the year ended December 31, 2022 and net losses of $1,061,073 in the year ended December 31, 2021. The decrease is attributable to a reduction of common stock and warrants issued for interest.

For the year ended December 31, 2021, we recognized a gain of $734,077 for the forgiveness of our two PPP loans by the U.S. which reduced our loss recorded for the year ended December 31, 2021.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	39

Net Loss attributable to common stockholders

During the year ended December 31, 2022, we recorded a net loss attributable to common shareholders of $17,803,953 or ($1.61) per share, as compared with a net loss available to common shareholders of $22,685,459 or ($3.42) per share during the year ended December 31, 2021. This decrease in the loss per share is principally attributable to the 67% increase in weighted average shares outstanding in the year ended December 31, 2022 along with a smaller loss for 2022 as explained above.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2022, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

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

We believe we will need approximately $12 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues and reach profitability, by:

A.	reducing/eliminating debt and cleaning up the balance sheet;
B.	funding UST development, instrument build and commercialization;
C.	facilitating up-listing PBIO to a major exchange; and
D.	providing a minimum of two years of operational and growth capital.

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

Net cash used in operating activities was $4,478,041 for the year ended December 31, 2022 as compared with $4,868,573 for the year ended December 31, 2021.

Net cash used in investing activities for the year ended December 31, 2022 totaled $20,755 compared to $122,945 for the year ended December 31, 2021.

Net cash provided by financing activities for the year ended December 31, 2022 was $4,370,350 as compared with $5,105,289 for the year ended December 31, 2021.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	40

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2022 or 2021.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2022 and $60,000 in 2021. For the years ended December 31, 2022 and 2021, we reported expenses of $69,300 and $82,800, respectively for these arrangements.

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

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA, and lab space in Medford, MA and warehouse space in Sparks, NV. Rental costs are expensed as incurred. During 2022 and 2021 we incurred $243,250 and $203,367, respectively, in rent expense for the use of our corporate office, warehouse and research and development facilities.

Following is a schedule by year of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2022:

2023	$149,300
2024	64,393
2025	66,969
2026	51,778
2027	-
Thereafter	-
Total future undiscounted lease payments	$332,440
Less imputed interest	(50,345)
Present value of lease liabilities	282,095

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	41

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements, including the notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We do not consider any of our policies or estimates to be critical. Refer to Note 3 – Summary of Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements.

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

See Section F for the Company’s audited financial statements.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	42

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2022, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2022, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.
●	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.
●	Limited policies and procedures that cover recording and reporting of financial transactions.
●	Lack of multiple levels of review over the financial reporting process

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	43

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.
●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2022.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	72	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	None	2023

Jeffrey N. Peterson	67	Chairman of the Board	Audit, Compensation, Nominating	2024

Dr. Mickey Urdea	70	Director	Scientific Advisory Board	2024

Vito J. Mangiardi	74	Director	Audit, Compensation, Nominating	2025

Kevin A. Pollack	52	Director	Audit, Compensation, Nominating	2025

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	44

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each nominee described below, led to our conclusion that the person should serve as a director in light of our business and structure:

Mr. Richard T. Schumacher, the founder of the Company, has served as a director of the Company since the Company’s formation. He has served as the Company’s Chief Executive Officer since April 16, 2004 and President since September 14, 2004. He previously served as Chief Executive Officer and Chairman of the Board of the Company from 1992 to February 2003. From July 9, 2003 until April 14, 2004, he served as a consultant to the Company pursuant to a consulting agreement. He served as President of the Company from August 1978 to August 1999. Mr. Schumacher served as the Director of Infectious Disease Services for Clinical Sciences Laboratory, a New England-based medical reference laboratory, from 1986 to 1988. From 1972 to 1985, Mr. Schumacher was a research scientist and clinical laboratory director at the Center for Blood Research, a nonprofit medical research institute associated with Harvard Medical School. Mr. Schumacher received a B.S. in Zoology from the University of New Hampshire.

Mr. Jeffrey N. Peterson has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. Since 1999, he has served as the Chief Executive Officer of TargetDiscovery, Inc. (“TDI”), a personalized medicine diagnostics (PMDx) and analytical testing solutions company. Mr. Peterson also serves as Chairman and CEO of TDI’s majority-owned subsidiary, Veritomyx, Inc., a high-performance SaaS (cloud computing) scientific signal-processing company, and as a board member of MassWerx, Inc., a related company also serving the diagnostics and analytical testing markets. Mr. Peterson served as Chairman of the Board of Imaging3 (OTCQB: IGNG), an innovative medical and industrial imaging company, from March 2018 through July 2019. Prior to incorporating and founding TDI, Mr. Peterson served as CEO of Sharpe, Peterson, Ocheltree & Associates, an international business development consulting firm assisting Fortune 500 and many smaller firms in business expansion and strategy. Prior to that, he spent 9 years in key management roles in Abbott Laboratories’ Diagnostics and International (Pharmaceuticals, Hospital Products, Nutritionals, and Consumer) businesses, last serving as CEO and General Manager of Abbott South Africa. Mr. Peterson’s experience prior to Abbott Laboratories included 11 years with General Electric’s Engineered Materials and Plastics businesses, spanning roles in strategic planning, business development, technology licensing, marketing and sales, operations, quality control and R&D. Mr. Peterson holds BSChE and MSChE (Chemical Engineering) degrees from MIT, as well as 6 issued US patents. He served as Chair Emeritus of the BayBio Institute, a non-profit organization serving the life science community, and on the Board of BayBio, a trade association for the life sciences industry in Northern California. He served as a cofounder of the Coalition for 21st Century Medicine, and of BIO’s Personalized Medicine & Diagnostics Working Group. He served on the Board of Advisors for the Center for Professional Development and Entrepreneurship at the University of Texas MD Anderson Cancer Center. He currently serves on the Advisory Board of the California Technology Council.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	45

Mr. Kevin A. Pollack has served as a director of the Company since July 2012. From 2017 to 2018, Mr. Pollack served as an advisor to Opiant Pharmaceuticals, Inc. (OPNT-NASDAQ), a pharmaceutical company with a mission to create best-in-class medicines for the treatment of addictions and drug overdose. He previously served as its Chief Financial Officer and as a member of its Board of Directors from 2012 until 2017. He also has served as President of Short Hills Capital LLC. Previously, Mr. Pollack worked in asset management at Paragon Capital LP, focusing primarily on U.S.-listed companies, and as an investment banker at Banc of America Securities LLC, focusing on corporate finance and mergers and acquisitions. Mr. Pollack started his career at Sidley Austin LLP (formerly Brown & Wood LLP) as a securities attorney focusing on corporate finance and mergers and acquisitions. He served on the Board of Directors of Taronis Fuels, Inc. 2019 to 2021 and served on the Board of Directors of BBHC, Inc. from 2012 until 2020. Mr. Pollack graduated magna cum laude from the Wharton School of the University of Pennsylvania and received a dual J.D./M.B.A. from Vanderbilt University, where he graduated with Beta Gamma Sigma honors.

Dr. Michael S. Urdea has served as a director of the Company since February 8, 2013. Dr. Urdea founded and is a Partner for Halteres Associates, a biotechnology consulting firm. He also founded and served as Chief Executive Officer of Tethys Biosciences, a proteomics-based diagnostics company involved in preventative personalized medicine. Additionally, Dr. Urdea is a founder and the Chairman of Catalysis Foundation for Health, an organization addressing gaps in global healthcare caused by inefficiencies in disease diagnosis and monitoring. He serves as an expert consultant to the life sciences industry and is on the scientific advisory boards and boards of directors of several biotechnology, diagnostics, and philanthropic organizations. Prior to his current business activities, Dr. Urdea founded the Nucleic Acid Diagnostics group at Chiron Corporation, and with colleagues, invented branched DNA molecules for amplification of signal in nucleic acid complexes. Application of this technology resulted in the first commercial products for quantification of human hepatitis B, hepatitis C, and human immunodeficiency viruses (HBV, HCV, and HIV, respectively). He then became business head of the Molecular Diagnostics Group and Chief Scientific Officer at Bayer Diagnostics. He continues to serve as a diagnostics industry, product development and scientific advisor to numerous organizations and companies. He has also worked with the Bill and Melinda Gates Foundation as co-chair of two of the Grand Challenges grant review committees and served as a member of its Diagnostic Forum heading the Technology Committee. Dr. Urdea is an author on nearly 200 peer-reviewed scientific publications, nearly 300 abstracts and international scientific presentations, and more than 100 issued and pending patents. He received his BS in Biology and Chemistry from Northern Arizona University in Flagstaff and his Ph.D. in Biochemistry from Washington State University. In 2022, he also received an honorary Ph.D. from Northern Arizona University.

Executive Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors. The following table sets forth information about our executive officers.

Name	Age	Position
Richard T. Schumacher	72	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	68	Senior Vice President of Engineering
Alexander Lazarev, Ph.D.	59	Chief Science Officer

Mr. Richard T. Schumacher biography can be found under the Directors heading.

Dr. Edmund Ting joined us as Senior Vice President of Engineering on April 24, 2006. Prior to joining us, Dr. Ting served as the Chief Research Officer of Avure Technologies, a leading worldwide manufacturer of high-pressure hydrostatic processing equipment for the food and materials processing industry, where he worked from 2001 to 2006. From 1990 to 2001, Dr. Ting was employed by Flow International Corporation, a world leader in the ultrahigh pressure waterjet cutting technology market, and the parent company of Avure Technologies until November 2005. Dr. Ting last held the position of Vice President of Engineering Research and Development at Flow International Corporation. From 1984 to 1990, Dr. Ting was a research scientist and then a group leader at Grumman Aerospace Corporation. Dr. Ting earned a Bachelor of Science degree in mechanical engineering from Northeastern University and a Science Doctorate in materials science and engineering from the Massachusetts Institute of Technology.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	46

Dr. Alexander Lazarev has served as our Chief Science Officer since 2019. Prior to that, he serviced as our Vice President of Research and Development since 2007, and he served as our Director of Research and Development, since joining us in 2006. Prior to joining us, Dr. Lazarev worked as a Visiting Scientist at the Barnett Institute of Chemical and Biological Analysis at Northeastern University in 2005 and served as a Director of New Technology Development at Proteome Systems, Inc., where he was involved in research and development of innovative proteomic analysis applications from 2001 until early 2006. From 1998 to 2001, Dr. Lazarev was employed as Senior Scientist at the Proteomics Division of Genomic Solutions, Inc. Prior to his employment at Genomic Solutions, Inc., Dr. Lazarev was employed in an analytical contract service startup company, PhytoChem Technologies, Inc., which was founded as a spin-off from ESA, Inc. in 1997. Previously, Dr. Lazarev held various scientific positions at the Ohio State University School of Medicine and the Uniformed Services University of Health Sciences. Most of his scientific career has been dedicated to development of methods and applications for biochemical analysis. Since 2005, Dr. Lazarev has been elected as an Executive Board member of the MASSEP.org, a non-profit scientific discussion forum dedicated to the promotion and improvement of chromatography and other analytical technologies. Dr. Lazarev earned his undergraduate and graduate degrees at the University of Kazan, Russian Federation.

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

Board Independence

The Board of Directors has reviewed the qualifications of each of Messrs. Mangiardi, Peterson, Urdea and Pollack, constituting more than a majority of the Company’s current directors, and has affirmatively determined that each individual is, or at the time of their service was, “independent” as such term is defined under the current listing standards of the Nasdaq Stock Market. The Board of Directors has determined that none of these directors has a material relationship with the Company that would interfere with the exercise of independent judgment. In addition, each member of the Audit Committee is independent as required under Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Code of Ethics.

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, the Company has adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and other persons performing similar functions. A copy of the code of ethics is posted on and may be obtained free of charge from the investor relations portion of the Company’s website at www.pressurebiosciences.com. If the Company makes any amendments to its Code of Ethics or grants any waiver, including any implicit waiver, from a provision of this Code of Ethics to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or other persons performing similar functions, the Company will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of waiver in a Current Report on Form 8-K.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	47

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	48

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2022 and 2021 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2021; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers as of December 31, 2022.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Qualified Deferred Compensation Earning	All other Compensation(4)	Total

Richard T. Schumacher	2022	$309,185	$-	$-	$-	$-	$11,350	$320,535
President, CEO	2021	308,962	-	58,228	-	-	46,216	413,406

Edmund Ting, Ph.D.	2022	207,536	-	-	-	-	7,627	215,163
Senior Vice President of	2021	207,480	-	-	-	-	49,439	256,919
Engineering

Alexander Lazarev, Ph.D.	2022	200,089	-	-	-	-	2,183	202,272
Vice President of	2021	200,000	-	66,151	-	-	2,338	268,489
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2022 or 2021.

(2) Amounts represent common stock issued at $2.50 per share for the Company’s PTO buyback program.

(3) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 3, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2022, for the relevant assumptions used to determine the valuation of stock option grants.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2022.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date
Richard T. Schumacher	10,000	-	$0.69	7/18/2028
President, CEO	422,668	-	$0.69	12/19/2028

Edmund Y. Ting, Ph.D	21,185	-	$0.69	7/18/2028
Senior Vice President of Engineering	85,555	-	$0.69	12/19/2028

Alexander V. Lazarev, Ph.D	17,835	-	$0.69	7/18/2028
Vice President of Research & Development	73,505	-	$0.69	12/19/2028

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2013 Equity Incentive Plan. On December 19, 2019, all outstanding options were repriced and re-issued pursuant to this plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	49

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

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during year ended December 31, 2022.

Name	Fees Earned (1)	Stock Awards	Option Awards	Total
Vito J. Mangiardi	$70,000	$-	$-	$70,000
Jeffrey N. Peterson	107,500	-	-	107,500
Kevin A. Pollack	72,500	-	-	72,500
Michael S. Urdea, Ph. D.	50,000	-	-	50,000

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and fees ranging from $5,000 to $20,000 for chairing and attending committee meetings in 2021. Mr. Peterson currently earns $20,000 per quarter as chairman of the board of directors. There is no limit to the number of board of directors or committee meetings that may be called. None of these fees were paid during the year ended December 31, 2022.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	50

The following table shows the total number of outstanding stock options as of December 31, 2022 that have been issued as director compensation. The Company did not issue any stock options as director compensation in 2022.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	51

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table sets forth certain information as of March 31, 2023 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 15,867,711 shares of our common stock issued and outstanding as of March 31, 2023. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2022, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	52

Name of Beneficial Owner	Common Shares Owned	Convertible Securities that can be converted into Common Shares	Total Beneficial Ownership	Percent of Class
Richard T. Schumacher(1)	43,261	621,547	664,808	4.0%
Jeffrey N. Peterson(2)	38,560	544,860	583,420	3.6%
Kevin A. Pollack(3)	26,020	260,028	286,048	1.8%
Michael S. Urdea(4)	22,548	228,080	250,628	1.6%
Vito J. Mangiardi(5)	13,795	212,120	225,915	1.4%
Edmund Y. Ting, Ph.D.(6)	815	144,031	144,846	0.9%
Alexander V. Lazarev, Ph.D.(7)	4,613	186,043	190,656	1.2%
All Executive Officers and Directors as a Group	149,612	2,196,709	2,346,321	13.0%

1)

Convertible securities include: (i) 557,365 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 32,091 shares of Common Stock issuable upon the exercise of warrants, and (iii) 32,091 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

2)	Convertible securities include: (i) 414,460 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 65,200 shares of Common Stock issuable upon the exercise of warrants, and (iii) 65,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

3)	Convertible securities include: (i) 218,960 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 20,534 shares of Common Stock issuable upon the exercise of warrants, and (iii) 20,534 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

4)	Convertible securities include: (i) 187,680 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 20,200 shares of Common Stock issuable upon the exercise of warrants, and (iii) 20,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

5)	Convertible securities include: (i) 203,320 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 4,400 shares of Common Stock issuable upon the exercise of warrants, and (iii) 4,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

6)	Convertible securities are 144,031 shares of Common Stock issuable upon exercise of options within 60 days.

7)	Convertible securities include: (i) 133,123 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 26,460 shares of Common Stock issuable upon the exercise of warrants, and (iii) 26,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

Equity Compensation Plan Information

We maintain several equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2022 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2013 Equity Incentive Plan	1,333,101	$0.72	1,645,488
Equity compensation plan approved by security holders - 2021 Equity Incentive Plan	3,000,000	-	3,000,000

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	53

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. Mr. Jeffrey N. Peterson, the chief executive officer of TDI, has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. For the years ended December 31, 2021 and 2022, we reported expenses of $82,800 and $69,300, respectively for these arrangements.

Related Party Notes

During the year ended December 31, 2022, we received short-term non-convertible loans of $958,100 from related parties and made payments of $315,300, for an ending balance of $634,885, which includes an unamortized debt discount of $7,915. At December 31, 2021 there were no related parties loans outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2022.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2022 and 2021:

	Fiscal 2022 Fees	Fiscal 2021 Fees
Audit Fees	$174,000	$160,000
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$174,000	$160,000

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	54

PART IV

Item 15. Exhibits and Financial Statement Schedules – Filed Herewith as Schedule F-1

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Articles of Organization of the Company.	S-1	3.1	10/08/1996
3.2	Articles of Amendment to Restated Articles of the Organization of the Company	10-Q	3.1	11/23/2004
3.3	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/18/2009
3.4	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	04/12/2011
3.5	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	11/10/2011
3.6	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	01/04/2013
3.7	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/13/2013
3.8	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/12/2013
3.9	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/05/2014
3.10	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/31/2014
3.11	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	07/28/2015
3.12	Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019.	8-K	3.1	02/15/2019
3.13	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	10/08/1996
3.14	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	3/31/2003
4.1	Specimen Certificate for Shares of the Company’s common stock	10-KSB	4.1	04/22/2005

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	55

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	4.2	4/5/2022
4.3	Form of Warrant Held by Convertible Note Holders	10-K	4.3	4/5/2022
4.4	Form of Convertible Note Currently Outstanding	10-K	4.4	4/5/2022
4.5	Form of Convertible Note Currently Outstanding	10-K	4.5	4/5/2022
10.1	2013 Equity Incentive Plan.*	S-8	4.1	4/24/2015
10.2	2021 Equity Incentive Plan.*	10-K	10.1	4/5/2022
21.1	List of Subsidiaries	10-K	10.2	4/5/2022
23.1	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2023	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	April 12, 2023
Richard T. Schumacher	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	April 12, 2023
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	April 12, 2023
Michael S. Urdea, Ph.D.

/s/ Vito Mangiardi	Director	April 12, 2023
Vito J. Mangiardi

/s/ Kevin Pollack	Director	April 12, 2023
Kevin A. Pollack

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	57

SCHEDULE F-1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring negative cash flows from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

April 12, 2023

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-2

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,865	$132,311
Accounts receivable	295,374	154,746
Inventories, net of $982,973 and $342,496 reserve, respectively	686,383	1,147,554
Prepaid expenses and other current assets	257,527	422,617
Total current assets	1,243,149	1,857,228
Investment in equity securities	63,638	59,976
Property and equipment, net	103,351	115,846
Right of use asset operating leases	282,095	395,565
Intangible assets, net	317,308	403,846
TOTAL ASSETS	$2,009,541	$2,832,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$637,238	$527,924
Accrued employee compensation	167,247	117,680
Accrued professional fees and other	2,497,762	1,955,672
Accrued interest and dividends payable	10,803,983	7,757,217
Deferred revenue	58,242	37,124
Convertible debt, net of unamortized debt discounts of $455,517 and $1,536,649, respectively	17,823,669	12,839,813
Other debt, net of unamortized discounts of $0 and $0, respectively	1,638,969	1,256,840
Related party debt, net of unamortized debt discount of $7,915 and $0, respectively	634,885	-
Right of use operating lease liability	142,171	132,996
Total current liabilities	34,404,166	24,625,266
LONG TERM LIABILITIES
Long term debt	150,000	150,000
Right of use operating lease liability long term	139,924	262,569
Deferred revenue	1,822	3,587
TOTAL LIABILITIES	34,695,912	25,041,422
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA Convertible Preferred Stock, $.01 par value (Note 10)	1,098	1,099
Common stock, $.01 par value; 100,000,000 shares authorized; 13,682,910 and 9,120,526 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	136,829	91,206
Warrants to acquire common stock	31,995,762	31,715,154
Additional paid-in capital	69,006,145	64,261,048
Accumulated deficit	(133,826,205)	(118,277,468)
TOTAL STOCKHOLDERS’ DEFICIT	(32,686,371)	(22,208,961)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,009,541	$2,832,461

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-3

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the year Ended December 31,
	2022	2021
Revenue:
Products, services, other	$1,729,343	$2,002,365
Total revenue	1,729,343	2,002,365

Costs and expenses:
Cost of products and services	2,014,004	942,383
Research and development	969,532	1,101,509
Selling and marketing	401,444	324,728
General and administrative	3,242,652	3,818,892
Total operating costs	6,627,632	6,187,512
Operating loss	(4,898,289)	(4,185,147)

Other (expense) income:
Interest expense, net	(10,438,565)	(14,450,241)
Unrealized (loss) gain on investment in equity securities	3,662	(457,025)
Gain (loss) on extinguishment of liabilities	(751,335)	(1,061,073)
Other income (expense)	7,849	-
Total other expense	(11,178,389)	(15,968,339)
Net loss	(16,076,678)	(20,153,486)
Deemed dividends on beneficial conversion feature	-	(873,798)
Preferred stock dividends	(1,727,275)	(1,658,175)
Net loss attributable to common shareholders	$(17,803,953)	$(22,685,459)

Basic and diluted net loss per share attributable to common shareholders	$(1.61)	$(3.42)

Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	11,058,356	6,636,523

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2020	109,272	$1,093	4,168,324	$41,683	$29,192,471	$50,312,968	$(96,465,807)	$(16,917,592)
Stock-based compensation	-	-	-	-	-	254,615	-	254,615
Stock option exercise	-	-	21,411	214	-	14,559	-	14,773
Issuance of common stock for non-cash warrant exercise	-	-	36,290	363	(343,201)	342,838	-	-
Beneficial conversion feature on debt	-	-	-	-	-	1,320,331	-	1,320,331
Beneficial conversion option on convertible preferred stock	-	-	-	-	-	873,798	-	873,798
Deemed dividend on convertible preferred stock	-	-	-	-	-	(873,798)	-	(873,798)
Preferred stock issued for debt settlement	200	2	-	-	245,635	277,617	-	523,254
Conversion of debt and interest for common stock	-	-	1,195,996	11,960	-	2,978,030	-	2,989,990
Issuance of common stock for dividends paid- in-kind	-	-	82,373	823	-	183,451	-	184,274
Issuance of common stock for interest paid-in-kind	-	-	2,883,282	28,835	-	6,636,821	-	6,665,656
Issuance of common stock for services	-	-	333,200	3,332	-	791,230	-	794,562
Stock issued with debt	-	-	399,650	3,996	-	642,722	-	646,718
Series AA Preferred Stock offering	406	4	-	-	509,130	505,866	-	1,015,000
Series AA Preferred Stock dividend	-	-	-	-	-	-	(1,658,175)	(1,658,175)
Issuance of common stock warrants for interest paid-in-kind	-	-	-	-	600,298	-	-	600,298
Warrants issued with debt	-	-	-	-	1,403,546	-	-	1,403,546
Warrants issued with debt settlement	-	-	-	-	107,275	-	-	107,275
Net loss	-	-	-	-	-	-	(20,153,486)	(20,153,486)
BALANCE, December 31, 2021	109,878	$1,099	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)

Continued on next page.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-5

	Shares	Amount	Shares	Amount	Stock Warrants	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE, December 31, 2021	109,878	$1,099	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	215,098	-	215,098
Stock option exercise	-	-	25,279	253	-	17,190	-	17,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	(1,727,275)	(1,727,275)
Issuance of common stock for services	-	-	255,500	2,555	-	389,620	-	392,175
Warrants issued for debt extension	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	1,423,800	14,238	-	2,184,623	-	2,198,861
Conversion of debt and interest for common stock	-	-	181,918	1,819	-	465,273	-	467,092
Conversion of preferred stock for common stock	(4)	(1)	4,400	44	-	(43)	-	-
Issuance of common stock for dividends paid-in-kind	-	-	236,221	2,361	-	383,939	-	386,300
Issuance of common stock for interest paid-in-kind	-	-	1,766,266	17,663	-	2,925,476	-	2,943,139
Stock issued with debt	-	-	659,000	6,590	-	867,264	-	873,854
Sale of common stock for cash	-	-	10,000	100	-	24,900	-	25,000
Warrants issued for services	-	-	-	-	54,495	-	-	54,495
Warrants issued with debt	-	-	-	-	93,576	-	-	93,576
Net loss	-	-	-	-	-	-	(16,076,678)	(16,076,678)
BALANCE, December 31, 2022	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-6

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,076,678)	$(20,153,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(10,000)	(734,077)
Non-cash lease expense	113,470	65,194
Common stock and warrants issued for interest	2,943,139	7,265,954
Depreciation and amortization	119,788	110,128
Accretion of interest and amortization of debt discount	1,777,863	6,738,802
Common stock and warrants issued for debt extension	2,331,398	130,279
Allowance for inventory reserve	641,815	-
Stock-based compensation expense	215,098	254,615
(Gain) loss on investment in equity securities	(3,662)	457,025
Common stock and warrants issued for services	446,670	794,562
Changes in operating assets and liabilities:
Accounts receivable	(140,628)	(23,518)
Inventories	(180,644)	(554,787)
Prepaid expenses and other assets	165,090	(107,681)
Accounts payable	109,314	(226,771)
Accrued employee compensation	49,567	15,106
Operating lease liability	(113,470)	(65,194)
Deferred revenue and other accrued expenses	3,133,829	1,165,276
Net cash used in operating activities	(4,478,041)	(4,868,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(20,755)	(122,945)
Net cash used in investing activities	(20,755)	(122,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of Series AA Convertible Preferred Stock	-	1,015,000
Sale of common stock	25,000	-
Proceeds from stock option exercises	17,443	14,773
Net proceeds from convertible debt	4,907,222	5,514,250
Net proceeds from non-convertible debt - third party	2,710,000	2,010,688
Net proceeds from non-convertible debt - related party	866,350	254,600
Payments on convertible debt	(1,522,494)	(1,833,295)
Payments on non-convertible debt - related party	(315,300)	(354,600)
Payments on non-convertible debt	(2,317,871)	(1,516,127)
Net cash provided by financing activities	4,370,350	5,105,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,446)	113,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132,311	18,540
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,865	$132,311

SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,378,647	$921,569

NON CASH TRANSACTIONS:
Common stock issued for non-cash warrant exercise	-	363
Early ASU 2020-06 adoption	473,027	-
Common stock issued with debt	873,854	646,718
Discount from warrants issued with debt	93,576	1,403,546
Common stock issued in lieu of cash for dividend	386,300	184,274
Preferred stock dividends	1,727,275	1,658,175
Conversion of preferred stock for common stock	44	-
Conversion of debt and interest into common stock	467,092	2,989,990
Discount due to beneficial conversion feature	-	1,320,331
Deemed dividend - beneficial conversion feature	-	873,798
Conversion of debt for Series AA preferred stock	-	500,250
Recognition of right of use asset and liability	-	239,327

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-7

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

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. On April 14, 2021, PBI finalized terms and executed a new letter of intent to purchase the assets of the agrochemical supplier. This opportunity is attractive as it has the potential of readily producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Carson City, NV, and hired a warehouse manager.

(2) Going Concern

We have experienced negative cash flows from operations since our inception. As of December 31, 2022, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern.. We have been successful in raising debt and equity capital in the past and as described in Notes 9 and 10. In addition, we raised debt and equity capital after December 31, 2022 as described in Note 11. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-8

ii. Use of Estimates

To prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, significant estimates were made in deferred tax assets, the costs associated with fulfilling our warranty obligations for the instruments that we sell, and the estimates employed in our calculation of fair value of stock options awarded. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates and assumptions used.

iii Recent Accounting Pronouncement

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The standard is effective for the Company for interim and annual periods beginning after December 15, 2022. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting company’s financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and early adopted the new guidance on January 1, 2022 using the modified retrospective approach and recorded a cumulative effect of adoption equal to a $2,728,243 decrease in additional paid in capital and a $2,255,216 decrease in accumulated deficit, which results in an increase in total stockholder’s deficit of $473,027. There is no material impact to the Company’s statements of operations or cash flows as the result of the adoption of ASU 2020-06.

iv. Revenue Recognition

We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers. Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. We enter sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenue according to ASC 606-10.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-9

Most of our instrument and consumable contracts contain pricing that is based on the market price for the product at the time of delivery. Our obligations to deliver product volumes are typically satisfied and revenue is recognized when control of the product transfers to our customers. Concurrent with the transfer of control, we typically receive the right to payment for the shipped product and the customer has significant risks and rewards of ownership of the product. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Year Ended December 31,
Primary geographical markets	2022	2021
North America	1,191	1,179
Europe	144	289
Asia	394	534
	1,729	2,002

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-10

In thousands of US dollars ($)	Year Ended December 31,
Major products/services lines	2022	2021
Hardware	761	1,104
Consumables	257	274
Contract research services	196	268
Agrochem Products	165	29
Sample preparation accessories	132	140
Technical support/extended service contracts	174	119
Shipping and handling	42	51
Other	2	17
	1,729	2,002

In thousands of US dollars ($)	Year Ended December 31,
Timing of revenue recognition	2022	2021
Transferred at a point in time	1,359	1,674
Transferred over time	370	328
	1,729	2,002

Contract balances

In thousands of US dollars ($)	December 31, 2022	December 31, 2021
Receivables, which are included in ‘Accounts Receivable’	295	155
Contract liabilities (deferred revenue)	60	41

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2023	2024	Total
Extended warranty service	58	2	60

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-11

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

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2022	2021
Raw materials	$188,587	$296,892
Finished goods	1,480,769	1,193,158
Inventory reserve	(982,973)	(342,496)
Total	$686,383	$1,147,554

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

x. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. As of December 31, 2022, and 2021, the outstanding balance for intangible assets was $317,308 and $403,846, respectively.

xi. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with the guidance of the FASB ASC 360-10-05, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2022, the Company had not experienced impairment losses on its long-lived assets.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-12

xii. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2022, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2022	2021
Top Five Customers	24%	44%
Federal Agencies	0%	6%

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2022	2021
Top Five Customers	93%	82%
Federal Agencies	0%	5%

Investment in Equity Securities

As of December 31, 2022, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company). On October 23, 2020 Everest Investments S.A. changed its name to Nexity Global S.A. Nexity is and Everest was listed on the Warsaw Stock Exchange.

We had exchanged 33,334 shares of our common stock for the 100,250 shares we had held in Everest (before the Nexity Merger). We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities.” ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of December 31, 2022, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs, of our investment in Nexity to be $63,638. We recorded $3,662 as unrealized gain during the year ended December 31, 2022 for changes in market value.

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

	2022	2021
Numerator:
Net loss attributable to common shareholders	$(17,803,953)	$(22,685,459)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	11,058,356	6,636,523

Loss per common share - basic and diluted	$(1.61)	$(3.42)

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-13

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2022	2021
Stock options	1,307,822	1,333,101
Convertible debt	6,915,754	5,232,118
Common stock warrants	16,278,769	16,207,108
Convertible preferred stock:
Series D Convertible Preferred	25,000	25,000
Series G Convertible Preferred	26,857	26,857
Series H Convertible Preferred	33,334	33,334
Series H2 Convertible Preferred	70,000	70,000
Series J Convertible Preferred	115,267	115,267
Series K Convertible Preferred	229,334	229,334
Series AA Convertible Preferred	8,645,000	8,649,000
	33,647,137	31,921,119

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

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2022 and 2021, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued on December 31, 2022 and 2021.

xv. Accounting for Stock-Based Compensation

We maintain equity compensation plans under which incentive stock options and non-qualified stock options are granted to employees, independent members of our Board of Directors and outside consultants. We recognize equity compensation expense over the requisite service period using the Black-Scholes formula to estimate the fair value of the stock options on the date of grant. Employee and non-employee awards are accounted for under ASC 718 where the awards are valued at grant date.

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

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the award.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-14

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2021 (there were no options granted in 2022):

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs)
Expected volatility	155.02%
Risk-free interest rate	0.62%
Forfeiture rate	5.00%
Expected dividend yield	0.0%

We recognized stock-based compensation expense of $215,098 and $254,615 for the years ended December 31, 2022 and 2021, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2022	2021
Research and development	$79,891	$128,094
Selling and marketing	24,687	22,233
General and administrative	110,520	104,288
Total stock-based compensation expense	$215,098	$254,615

During the years ended December 31, 2022 and December 31, 2021, the total fair value of stock options awarded was $0 and $49,135, respectively.

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $15,312, which is expected to be recognized over weighted average period of 1.09 years.

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $140,455, which is expected to be recognized over weighted average period of 1.09 years.

xvi. Advertising

Advertising costs are expensed as incurred. We incurred $487 in 2022 and $17,594 in 2021 for advertising.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-15

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are currently classified within Level 1. The Company does not have any financial liabilities that are required to be measured on a recurring basis at December 31, 2022 and 2021.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2022:

		Fair value measurements at December 31, 2022 using:
	December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	63,638	63,638	-	-
Total Financial Assets	$63,638	$63,638	$-	$-

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2021:

		Fair value measurements at December 31, 2021 using:
	December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$59,976	$59,976	-	-
Total Financial Assets	$59,976	$59,976	$-	$-

(4) Property and Equipment, net

Property and equipment as of December 31, 2022 and 2021 consisted of the following components:

	December 31,
	2022	2021
Laboratory and manufacturing equipment	$374,132	$353,379
Office equipment	194,999	194,999
Leasehold improvements	25,248	25,248
PCT collaboration, demonstration and leased systems	53,098	53,098
Total property and equipment	647,477	626,724
Less accumulated depreciation	(544,126)	(510,878)
Net book value	$103,351	$115,846

Depreciation expense for the years ended December 31, 2022 and 2021 was $33,250 and $23,589, respectively.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-16

(5) Intangible Assets

Intangible assets as of December 31, 2022 reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of approximately four succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2022. We have concluded that there is no impairment of intangible assets. Intangible assets at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
BaroFold Patents	$750,000	$750,000
Less accumulated amortization	(432,692)	(346,154)
Net book value	$317,308	$403,846

Amortization expense for each of the years ended December 31, 2022 and 2021 was $86,538 for both years.

(6) Retirement Plan

We provide all our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2022 and 2021 we contributed $12,777 and $11,752, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2022 and 2021, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2022 and 2021. Our tax returns for fiscal years 2021, 2020 and 2019 are open to examination.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
Long term deferred taxes:
Inventory reserve	$268,548	$93,570
Other accruals	99,362	91,792
Other	15,715	15,169
Non-cash, stock-based compensation, nonqualified	872,967	814,202
Impairment loss on investment	104,609	104,609
Operating loss carry forwards and tax credits	31,026,899	28,435,535
Less: valuation allowance	(32,388,100)	(29,554,877)
Total net deferred tax assets	$-	$-

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, we established a valuation allowance in 2022 and 2021 for the full amount of our deferred tax assets for the uncertainty of realization. We believe that based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2022.

We have net operating loss carry-forwards for federal income tax purposes of approximately $110,385,351 as of December 31, 2022. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2023 through 2037. Under the Tax Reform Act, NOL’s generated after December 31, 2017 can offset only 80% of a corporation’s taxable income in any year. With limited exceptions, NOL’s generated after 2017, $70,711,859, cannot be carried back, but they can be carried forward indefinitely.

We have net operating loss carry-forwards for state income tax purposes of approximately $106,651,967 at December 31, 2022. These net operating loss carry-forwards expire at various dates from 2031 through 2038.

We have research and development tax credit carryforwards for federal income tax purposes of approximately $1,338,308 as of December 31, 2022 and research and development tax credit carryforwards for state income tax purposes of approximately $356,424 as of December 31, 2022. The federal credit carryforwards expire at various dates from 2022 through 2037. The state credit carryforwards expire at various dates from 2023 through 2034.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-17

The following table reconciles the U.S. Federal statutory tax rate to the Company’s effective tax rate:

	2022	2021
Statutory U.S. Federal tax rate	21%	21%
Permanent differences	(0)	(0)
State tax expense	(0)	(0)
Refundable AMT and R&D tax credit	(0)	(0)
Valuation allowance	(21)	(21)
Effective tax rate	0%	0%

(8) Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less.

Our corporate office is currently located at 14 Norfolk Avenue, South Easton, Massachusetts 02375. We are currently paying $7,650 per month, on a lease extension, signed on December 5, 2022, that expires December 31, 2023, for our corporate office. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms for greater than one year as of December 31, 2022:

2023	$149,300
2024	64,393
2025	66,969
2026	51,778
2027	-
Thereafter	-
Total future undiscounted lease payments	$332,440
Less imputed interest	(50,345)
Present value of lease liabilities	$282,095

The operating cash flows from the operating leases were $113,470 and $65,194 for the years ended December 31, 2022 and 2021, respectively.

Below is a table for the right of use asset and the corresponding lease liability in the consolidated balance sheets:

Operating Leases	December 31, 2022	December 31, 2021
Right of use asset	$282,095	$395,565
Right of use lease liability, current	$142,171	$132,996
Right of use lease liability, long term	$139,924	$262,569
Total lease liability	$282,095	$395,565

The weighted-average remaining lease term (years) of the above leases is 2.96 year, and 3.7 years as of December 31, 2022 and 2021. The weighted-average discount rate is 12% in both 2022 and 2021.

The Company had no financing lease during the year ended December 31, 2022 and 2021.

The components of lease cost for operating leases for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Operating lease cost	$151,239	$87,383
Short-term lease cost	91,800	91,800
Total lease cost	$243,039	$179,183

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-18

Battelle Memorial Institute

In December 2008, we entered into an exclusive patent license agreement with the Battelle Memorial Institute (“Battelle”). The licensed technology is the subject of a patent application filed by Battelle in 2008 and relates to a method and a system for improving the analysis of protein samples, including through an automated system utilizing pressure and a pre-selected agent to obtain a digested sample in a significantly shorter period than current methods, while maintaining the integrity of the sample throughout the preparatory process. In addition to royalty payments on net sales on “licensed products,” we are obligated to make minimum royalty payments for each year that we retain the rights outlined in the patent license agreement and we are required to have our first commercial sale of the licensed products within one year following the issuance of the patent covered by the licensed technology. After re-negotiating the terms of the contract in 2013, the minimum annual royalty was $1,200 in 2014 and $2,000 in 2015; the minimum royalties were $3,000 in 2016, $4,000 in 2017 and $5,000 in 2018 and each calendar year thereafter during the term of the agreement.

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2022 or 2021.

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2022 and $60,000 in 2021. For the years ended December 31, 2022 and 2021, we reported expenses of $69,300 and $82,800, respectively for these arrangements.

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

Each of these executive officers, other than Mr. Schumacher, is entitled to receive a change of control payment in an amount equal to one year of such executive officer’s annualized base salary compensation, accrued paid time off, and medical and dental coverage, in the event of their termination upon a change of control of the Company. In the case of Mr. Schumacher, this payment would be equal to two years of annualized base salary compensation, accrued paid time off, and two years of medical and dental coverage. The severance payment is meant to induce the aforementioned executives to remain in the employ of the Company, in general, and particularly in the occurrence of a change in control, as a disincentive to the control change.

(9) Debt

Convertible Debt

On various dates during the year ended December 31, 2022, the Company issued convertible notes for net proceeds of approximately $4.9 million which contained varied terms and conditions as follows: a) 1-12 month maturity date; b) interest rates of 0-18% per annum c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock or warrants to purchase common stock that were fairly valued at issuance dates. The aggregate relative fair value of the shares of common stock issued with the notes of $873,854 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the warrants issued with the notes of $93,576 was also recorded as a debt discount to be amortized over the term of the notes. Deferred financing costs and OID issued with the debt are $541,313 and the Company repaid $1,522,494 for the year ended December 31, 2022. Finally, we evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2022. In the year ended December 31, 2022 the amortization of debt discount on convertible notes was $1,694,028.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-19

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

The summary of specific terms of the convertible notes and outstanding balances as of December 31, 2022 and December 31, 2021 are listed in the tables below. The convertible notes are from numerous parties and with original issue dates from June, 2019 to December, 2022, and maturity dates from March, 2020 to December, 2023. There are approximately $12 million of notes that are past due as of December 31, 2022.

	December 31, 2022				December 31, 2021
Holders	Interest Rate	Conversion Price		Principal	Interest Rate	Conversion Price		Principal
Main Investor	10%	$2.50	(1)	$9,393,150	10%	$2.50	(1)	$9,393,150
Others	0 to 24%	$2.50 or $7.50	(2)	8,886,036	1 to 24%	$2.50	(2)	4,983,312
Totals				18,279,186				14,376,462
Discount				455,517				1,536,649
Net				$17,823,669				$12,839,813

Notes:

(1)	Conversion price of these note is $2.50 except for a note for $189,750, which will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default.
(2)	Conversion price of these notes is $2.50 but also varies with one or more of these notes having the following conversion adjustment:

a.	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
b.	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
c.	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
d.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
e.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
f.	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
g.	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert notes which can be the lower of 1) the Voluntary Conversion Price, or 2) 70% of the 5-day VWAP prior to conversion.
h.	Conversion price is $2.50. If note is in default, it is $1.
i.	Notes can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
j.	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
k.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan with a principal balance of $700,000 as of December 31, 2022 is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
l.	Some notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
m.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lesser of $2.50 per share or 90% of the lowest trading price over the previous 20 days. The loan is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
n.	Some notes are convertible, upon an event of default, at the lowest closing bid price for the Company’s common stock for the five trading days prior to conversion.

As of December 31, 2022, the approximate principal balance that are secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. is $352,188.

During the year ended December 31, 2022, the Company extended 11 loans totaling $1,815,000 and increased the principal to $3,024,561. The Company issued 1,423,800 shares of common stock for these extensions and added principal.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-20

Standstill and Forbearance Agreements

The Company has entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes with a total principal as of December 31, 2022 of $574,984. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate until March 31, 2021 for convertible notes with a principal balance of $469,000 and until April 16, 2021 for convertible notes with a principal balance of $1.1 million. During the year ended December 31, 2022, the Company settled one note with total principal of $166,703, leaving two final lenders (four notes) with total principal of $574,984 outstanding and incurred interest, penalties and fees of approximately $0.8 million in connection with the Standstill and Forbearance Agreement. During the year ended December 31, 2021, the Company settled three lenders (five notes) with a total principal of $827,500 and incurred interest, penalties, and fees of approximately $1.47 million in connection with the Standstill and forbearance agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the years ended December 31, 2022 and 2021 at substantially the same terms for extensions ranging over a period of three to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the period or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans in 2022 and 2021. We recorded losses on extinguishment of liabilities of $751,335 in 2022 and $1,061,073 in 2021. Our gains and losses were measured by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

Other Debt

On October 11, 2019 we received a non-convertible loan with a one month term and a 2% interest charge for $25,000 from a private investor. In the year ended December 31,2021 the Company issued 17 shares of Series AA preferred stock and 17,000 warrants to acquire common stock (five year term and $3.50 exercise price) to the investor to settle principal and interest on this loan.

No notes in Other Debt are past due as of December 31, 2022.

	December 31, 2022		December 31, 2021
Holders	Interest Rate	Principal	Interest Rate	Principal
Non-Convertible	(1)	$878,809	(1)	$857,930
Merchant debt (3)		760,160		388,910
SBA (2)	3.75%	150,000	3.75%	160,000
Totals		1,788,969		$1,406,840
Long Term		150,000		150,000
Short Term		$1,638,969		$1,256,840

Notes:

(1)	Interest varies from 1% to 10%. The maturity is between being past due and May 2, 2023. As of December 31, 2022, $861,500 of the non-convertible debt is past due.
(2)	The Company entered into a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets. During the year ended December 31, 2020, the Company borrowed $367,039 (two-year term and 1% interest rate per annum) under Payroll Protection program (or “2020 PPP”). During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL to December 2022. In year 2021, both 2020 PPP and 2021 PPP was forgiven by the United States and SBA.
(3)

During the years ended December 31, 2022 and 2021 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 4.1% - 14% per month. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the Daily Payment Rate. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day. The Company’s Chief Executive Officer guarantees the Company’s performance of all representations, warranties, and covenants made by the Company in the Agreement. For loans outstanding on December 31, 2022, the maturity dates ranged from April 4, 2023 to June 6, 2023. For loan outstanding on December 31, 2021, the maturity dates ranged from January 7 to January 11, 2022.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-21

Related Party Debt

	December 31, 2022		December 31, 2021
Holders	Interest Rate	Principal	Interest Rate	Principal	Security
Officers & Directors	(1)	$521,950		$-	Unsecured
Other Related Parties	12%	120,850			Unsecured
Totals		642,800
Discount		7,915
Net		$634,885		$-

Notes:

(1)	Interest varies from 12% to 120%.

During the year ended December 31, 2022, we received short-term non-convertible loans of $958,100 with $91,750 OID from related parties and repaid $315,300 of related party loans. These notes bear interest ranging from 12% to 120% interest and are due upon demand.

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

We amortized $83,835 and $49,564 of debt discounts during the years ended December 31, 2022 and 2021, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2022 and 2021 was $7,915 and $0, respectively.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-22

(10) Stockholders’ (Deficit)

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01.

As of December 31, 2022 and as of December 31, 2021, there were no shares of Junior A issued and outstanding, and no shares of Series A, B, C, and E issued and outstanding.

Below is a summary table of the preferred stock:

	December 31, 2022	December 31, 2021
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 300 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively (Liquidation value of $300,000)	$3	$3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; 80,570 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	806	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 10,000 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	100	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; 3,458 shares issued and outstanding on December 31, 2022 and December 31, 2021	35	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; 6,880 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	68	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,645 and 8,649 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	86	87
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; 21 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively	-	-
Series A Junior Participating Preferred Stock, $.01 par value, 20,000 shares authorized, no shares outstanding	-	-
Series A Convertible Preferred Stock, $.01 par value, 313,960 shares authorized, no shares outstanding	-	-
Series B Convertible Preferred Stock, $.01 par value, 279,256 shares authorized, no shares outstanding	-	-
Series C Convertible Preferred Stock, $.01 par value, 88,098 shares authorized, no shares outstanding	-	-
Series E Convertible Preferred Stock, $.01 par value, 500 shares authorized, no shares outstanding	-	-

Total Convertible Preferred Shares	$1,098	$1,099

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-23

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

Series D Warrants

All of these warrants have expired.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-24

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-25

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-26

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

During the year ended December 31, 2022, there was 4,400 common stock issued for preferred stock conversions from Series AA Convertible Preferred Stock. During year ended December 31, 2022 and 2021, the Company accrued dividend for the amount of $1,727,275 and $1,658,175, respectively to holders of Series AA Convertible Preferred Stock

The issuances of our convertible preferred stock and common stock purchase warrants are accounted for under the fair value and relative fair value method.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-27

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

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $0 and $873,798 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation for the years ended December 31, 2022 and 2021, respectively. The Company did not recognize any BCF for the year ended December 31, 2022, since the Company adopted ASU 2020-06 effective January 1, 2022.

Common Stock

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2022, options to acquire 1,307,822 shares were outstanding under these Plans.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $15,312, which is expected to be recognized over weighted average period of 1.09 years. The aggregate intrinsic value associated with the options outstanding and exercisable, and the aggregate intrinsic value associated with the warrants outstanding and exercisable as of December 31, 2022, based on the December 31, 2022 closing stock price of $1.30, was $0. At this time the warrants had a weighted average remaining contractual term of 1.53 years and zero intrinsic value.

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

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-28

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, December 31, 2020	1,355,901	$0.71	14,434,702	$3.50	15,790,603	15,302,830
Granted	24,000	2.17	2,235,408	3.57	2,259,408
Exercised	(21,411)	0.69	(187,500)	3.50	(208,911)
Expired	-	-	(275,502)	3.50	(275,502)
Forfeited	(25,389)	0.69	-	-	(25,389)
Balance outstanding, December 31, 2021	1,333,101	$0.72	16,207,108	$3.50	17,540,209	17,308,567
Granted	-	-	277,500	3.50	277,500
Exercised	(25,279)	0.69	-	-	(25,279)
Expired	-	-	(205,839)	3.50	(205,839)
Forfeited	-	-	-	-	-
Balance outstanding, December 31, 2022	1,307,822	$0.72	16,278,769	$3.50	17,586,591	17,570,591

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.69	$1.00	1,283,822	6.7	$0.69	1,283,822	6.7	$0.69
$1.01	$3.00	24,000	8.1	$2.17	8,000	8.1	$2.17
		1,307,822	6.7	$0.72	1,291,822	6.7	$0.69

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-29

Common Stock Issuances

For the year ended December 31, 2022 the Company recognized 25,279 shares issued with a fair value of $17,443 for stock option exercises; issued 255,500 shares for services rendered with a fair value of $392,175; 1,423,800 shares with a fair value of $2,198,861 for debt extensions; 181,918 shares with a fair value of $467,092 for conversion of debt and interest; 4,400 shares for conversion of preferred stock for preferred stock conversions from Series AA Convertible Preferred Stock; 236,221 shares with a fair value of $386,300 for dividends paid in kind; 1,766,266 shares with a fair value of $2,943,139 for interest paid-in-kind; 659,000 shares for stock issued with debt with a fair value of $873,854, and 10,000 shares with a fair value of $25,000 for sale of common stock.

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

As profiled in the following table, for seven loans we are obligated to issue common stock if not paid by defined dates.

	Loan Issuance	Loan	Percentage of Loan Principal	Defined	Shares Issuable
Loan	Date	Principal	Issuable	Date	Frequency

Loan 1(1)	July 21, 2020	$115,000	0.0435%	September 30, 2020	Monthly
Loan 2	September 21, 2020	$345,000	0.0362%	November 16, 2020	Weekly
Loan 5	October 22, 2020	$115,000	0.0652%	December 1, 2020	Weekly
Loan 6	October 21, 2021	$189,750	0.0435%	January 2, 2022	Monthly
Loan 7	November 1, 2021	$189,750	0.0435%	January 2, 2022	Monthly

Notes:

(1)	Per second amendment, if the note is not fully paid by 12/16/22, the holder shall receive 8,250 shares on 12/16/22 and shall received 8,250 shares thereafter beginning 12/23/22.

During the year ended December 31, 2022, the Company accrued approximately $2.7 million in interest expense for these obligations to issue common stock. During the year ended December 31, 2021, the Company accrued $6,288,529 in interest expense for these obligations to issue common stock.

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

For the twelve months ended December 31, 2022, the Company issued a total of 277,500 warrants at a fair value of $280,608, all with a strike price of $3.50 per share and an expiration term ranging from 3 to 5 years. Warrants issued:

●	120,000 issued in conjunction with signing of new convertible loans for the fair value of $93,576;
●	100,000 issued for a debt extension for the fair value of $132,537, and
●	57,500 issued for professional services rendered for the fair value of $54,496.

For the twelve months ended December 31, 2021, the company also issued 2,235,408 warrants (three to five-year term at a $3.50 to $5.00 exercise price) to acquire common stock at a fair value of approximately $2.4 million to lenders in conjunction with signing of new convertible loans, debt settlement and preferred stock offerings.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-30

(11) Subsequent Events

On January 18, 2023, the Company’s board of directors in accordance with the recommendations of the Company’s approved the issuance of 1,530,944 Non-Qualified Stock Options to certain directors and consultants and 699,540 Incentive Stock Options to officers and employees with an exercise price of $1.50 per share. All directors’ stock options vested 100% on the day of grant and all officers and employees stock options vested 25% on the day of grant and the remaining 75% vested equally over the subsequent thirty-six (36) months. Consultant’s Non-Qualified Stock Options vest equally per month over the subsequent twelve months.

On February 28, 2023, the Company entered into a Securities Issuance and Exchange Agreement (the “Issuance and Exchange Agreement”) with an accredited investor (the “Investor”) whereby the Investor agreed to accept shares of a series of the Company’s preferred stock in exchange for three categories of cash amounts owed to the Investor. The series of preferred stock has not yet been created; however, each share of the newly created preferred stock will have a value of $25,000 and the conversion price of the preferred stock will be $2.50 such that, upon conversion into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), each share of preferred stock will convert into ten thousand (10,000) shares of Common Stock.

The Investor agreed to accept shares of preferred stock in exchange for (i) $6,226,125 of unpaid accrued dividends on shares of Series AA Preferred Stock held by the Investor; (ii) $2,255,587 of unpaid accrued interest on secured convertible promissory notes issued to the Investor by the Company from November 15, 2019 to August 31, 2021 with such notes having an original principal amount of $9,393,150; and (iii) $1,535,500 in principal owed pursuant to secured convertible promissory notes issued to the Investor by the Company from November 15, 2019 to February 12, 2020 (with such amount included within the $9.39 million in notes discussed in Note 9).

The $10,017,212 owed to the Investor will be exchanged for 400.6885 shares of the Company’s preferred stock once such series of preferred stock is created via the filing of a Certificate of Designation with the Commonwealth of Massachusetts. These 400.6885 shares of preferred stock will be convertible into approximately 4,000,000 shares of Common Stock.

On February 28, 2023, the Company received an executed Notice of Conversion from an accredited investor (the “Investor”) who elected to convert 101,154 shares of Series D, Series G, Series H, Series H2, Series J and Series K Convertible Preferred Stock (the “Preferred Stock”) into 493,540 shares of common stock (the “Common Stock”) of the Company.

From January 1, 2023, through March 31, 2023, the Company issued ten (10) convertible loans for approximately $2,900,000, which each carry a 10-40% annual interest rate and four (4) to twelve (12) month terms and convertible to the Company’s common stock at a $2.50 conversion price. The Company issued 618,150 common stock and 325,000 preferred stock along with the loan issuance. In this period, the Company also borrowed $55,000 from related parties with 10% original issue discount and 10% per month interest rate and entered into seven (7) new Merchant Cash lender agreements with an original total outstanding balance of $1,498,769 and obligated the Company to pay $60,157 each week to the lenders.

In this time the Company also repaid one loan totaling $460,000 on January 20, 2023, which was issued on November 3, 2022, and matured on January 3, 2023. The Company also extended one loan in the amount of $26,000 to May 31, 2023, which was issued on December 1, 2022, and matured on March 1, 2023, and issued 2,500 shares of common stock as extension fees.

During this period the Company also issued 203,613 shares to a lender who converted $509,032 of liabilities and debt principal (consisting of $302,482 principal, $206,050 accrued interest and $500 for conversion fees) into common stock, sold 40,000 shares of common stock to two (2) investors at $2.50 per share and issued 884,000 shares of common stock and 100,000 warrants to acquire common stock (five-year term and $3.50 strike price) to consultants for investor relations services.

Pressure BioSciences, Inc.	December 31, 2022 Form 10K	F-31