Form 10-Q
period 2023-06-30
PRESSURE BIOSCIENCES INC
filed 2023-08-21
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 4, 2023 was 17,762,146.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,975	$3,865
Accounts receivable	189,015	295,374
Inventories, net of $913,019 and $982,973 reserve, respectively	553,688	686,383
Prepaid expenses and other current assets	281,014	257,527
Total current assets	1,048,692	1,243,149
Investment in equity securities	83,883	63,638
Property and equipment, net	93,393	103,351
Right of use asset operating leases	175,750	282,095
Intangible assets, net	274,038	317,308
TOTAL ASSETS	$1,675,756	$2,009,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$912,230	$637,238
Accrued employee compensation	288,187	167,247
Accrued professional fees and other	2,560,269	2,497,762
Accrued interest and dividends payable	3,316,693	10,803,983
Deferred revenue	302,037	58,242
Convertible debt, net of unamortized debt discounts of $1,596,850 and $455,517, respectively	16,578,261	17,823,669
Other debt, net of unamortized discounts of $171,103 and $0, respectively	1,895,750	1,638,969
Related party, net of unamortized debt discount of $898 and $7,915, respectively	621,802	634,885
Right of use operating lease liability	65,640	142,171
Total current liabilities	26,540,869	34,404,166
LONG TERM LIABILITIES
Long term debt	163,175	150,000
Right of use operating lease liability long term	80,906	139,924
Deferred revenue	5,902	1,822
TOTAL LIABILITIES	26,790,852	34,695,912
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA, BB and CC Convertible Preferred Stock, $.01 par value (Note 6)	95	1,098
Common stock, $.01 par value; 100,000,000 shares authorized; 19,585,905 and 13,682,910 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	195,859	136,829
Warrants to acquire common stock	35,684,321	31,995,762
Additional paid-in capital	91,235,400	69,006,145
Accumulated deficit	(152,230,771)	(133,826,205)
TOTAL STOCKHOLDERS’ DEFICIT	(25,115,096)	(32,686,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,675,756	$2,009,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	1

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products, services, other	$511,803	$498,137	$1,252,403	$978,137
Total revenue	511,803	498,137	1,252,403	978,137

Costs and expenses:
Cost of products and services	256,599	302,141	615,227	616,504
Research and development	280,446	172,726	716,092	454,315
Selling and marketing	154,014	129,434	380,029	195,896
General and administrative	902,265	795,466	4,260,321	1,699,351
Total operating costs	1,593,324	1,399,767	5,971,669	2,966,066
Operating loss	(1,081,521)	(901,630)	(4,719,266)	(1,987,929)

Other (expense) income:
Interest expense, net	(5,879,653)	(1,835,589)	(9,773,339)	(4,414,750)
Unrealized gain (loss) on investment in equity securities	12,184	(18,510)	20,245	628
Gain (loss) on extinguishment of liabilities	28,314	(165,277)	687,591	(755,127)
Other income (expense)	(2,027)	4,668	4,232	1,155
Total other expense	(5,841,182)	(2,014,708)	(9,061,271)	(5,168,094)
Net loss	(6,922,703)	(2,916,338)	(13,780,537)	(7,156,023)
Deemed dividends on extension of warrants	(3,626,950)	-	(3,626,950)	-
Preferred stock dividends	(565,272)	(431,708)	(997,079)	(863,857)
Net loss attributable to common shareholders	$(11,114,925)	$(3,348,046)	$(18,404,566)	$(8,019,880)
Basic and diluted net loss per share attributable to common shareholders	$(0.57)	$(0.32)	$(1.04)	$(0.80)
Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	19,471,057	10,462,520	17,629,225	10,029,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	2

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,780,537)	$(7,156,023)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on extinguishment of debt	(687,591)	(10,000)
Non-cash lease expense	106,345	53,884
Common stock and warrants issued for interest	3,001,680	1,561,973
Depreciation and amortization	56,228	62,207
Accretion of interest and amortization of debt discount	1,825,243	1,457,204
Loss on extinguishment of accrued liabilities and debt	-	755,127
Common stock and warrants issued for debt extension	1,521,573	-
Preferred stock issued for debt extension	1,397,000	-
Stock-based compensation expense	1,565,798	96,557
(Gain) on investment in equity securities	(20,245)	(628)
Common stock and warrants issued for services	1,653,344	185,261
Preferred stock issued for services	505,700	-
Changes in operating assets and liabilities:
Accounts receivable	106,359	(162,050)
Inventories	132,695	(208,122)
Prepaid expenses and other assets	(23,487)	194,363
Accounts payable	274,992	24,767
Accrued employee compensation	120,940	119,422
Operating lease liability	(135,549)	(53,884)
Deferred revenue and other accrued expenses	1,058,126	1,081,750
Net cash used in operating activities	(1,321,386)	(1,998,192)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(3,000)	(4,890)
Net cash used in investing activities	(3,000)	(4,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash	150,000	-
Proceeds from stock option exercises	81,111	17,443
Net proceeds from convertible debt	3,499,000	2,209,750
Net proceeds from non-convertible debt - third party	1,909,681	1,288,100
Net proceeds from debt - related party	123,400	464,500
Payments on convertible debt	(2,353,536)	(865,367)
Payments on debt - related party	(148,500)	(209,000)
Payments on non-convertible debt	(1,915,660)	(913,086)
Net cash provided by financing activities	1,345,496	1,992,340
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,110	(10,742)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,865	132,311
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,975	$121,569

CASH FLOWS SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,064,266	$515,210
NON CASH TRANSACTIONS:
Early adoption of ASU 2020-06	-	473,027
Common stock issued with debt	1,244,425	178,328
Preferred stock issued with debt	539,487	-
Discount from warrants issued with debt	-	87,436
Common stock issued in lieu of cash for dividend	162,528	215,277
Preferred stock dividends	997,079	863,857
Conversion of preferred stock for common stock	5,379	44
Conversion of debt, accrued interest and accrued dividend for preferred stock	10,017,212	-
Conversion of debt and interest into common stock	509,033	350,500
Conversion of common stock for preferred stock	6,240	-
Extension of warrants for Series AA preferred stock	3,626,950	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	3

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

(UNAUDITED)

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2022	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)
Stock option exercise	-	-	117,552	1,176	-	79,935	-	81,111
Stock-based compensation	-	-	-	-	-	1,430,244	-	1,430,244
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,807)	(431,807)
Issuance of common stock for services	-	-	990,500	9,905	-	1,409,430	-	1,419,335
Issuance of common stock warrants for services	-	-	-	-	61,609	-	-	61,609
Conversion of debt and interest for common stock	-	-	203,613	2,036	-	506,997	-	509,033
Issuance of common stock for dividends paid-in-kind	-	-	73,694	737	-	101,698	-	102,435
Issuance of common stock for interest paid-in-kind	-	-	1,111,081	11,111	-	1,694,123	-	1,705,234
Common stock issued for debt extension	-	-	568,200	5,682	-	1,024,257	-	1,029,939
Stock issued with debt	-	-	783,150	7,832	-	1,079,919	-	1,087,751
Conversion of preferred stock for common stock	(101,154)	(1,012)	493,540	4,935	-	(3,923)	-	-
Sale of common stock	-	-	40,000	400	-	99,600	-	100,000
Net loss	-	-	-	-	-	-	(6,857,834)	(6,857,834)
Balance, March 31, 2023	8,720	$86	18,064,240	$180,643	$32,057,371	$76,428,425	$(141,115,846)	$(32,449,321)
Series AA/CC Preferred Stock dividend	-	-	-	-	-	-	(565,272)	(565,272)
Stock-based compensation	-	-	-	-	-	135,554	-	135,554
Issuance of common stock for services	-	-	147,500	1,475	-	170,925	-	172,400
Extension of warrants for Series AA Preferred stock	-	-	-	-	3,626,950	-	(3,626,950)	-
Common stock issued for debt extension	-	-	528,600	5,286	-	486,348	-	491,634
Conversion of preferred stock for common stock	(44)	-	44,400	444	-	(444)	-	-
Conversion of debt, accrued interest and accrued dividend for preferred stock	401	4	-	-	-	10,017,208	-	10,017,212
Conversion of common stock to preferred stock	62	1	(624,000)	(6,240)	-	6,239	-	-
Issuance of common stock for dividends paid-in-kind	-	-	69,073	690	-	59,403	-	60,093
Issuance of common stock for interest paid-in-kind	-	-	1,034,000	10,340	-	1,286,106	-	1,296,446
Stock issued with debt	-	-	302,092	3,021	-	153,653	-	156,674
Sale of common stock	-	-	20,000	200	-	49,800	-	50,000
Issuance of preferred stock for services	57	1	-	-	-	505,699	-	505,700
Issuance of preferred stock for debt extension	185	2	-	-	-	1,396,998	-	1,397,000
Preferred stock issued with debt	58	1	-	-	-	539,486	-	539,487
Net loss	-	-	-	-	-	-	(6,922,703)	(6,922,703)
BALANCE, June 30, 2023	9,439	$95	19,585,905	$195,859	$35,684,321	$91,235,400	$(152,230,771)	$(25,115,096)

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	4

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2021	109,878	$1,099	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	64,483	-	64,483
Series AA preferred stock dividend	-	-	-	-	-	-	(432,149)	(432,149)
Issuance of common stock for services	-	-	37,000	370	-	77,330	-	77,700
Issuance of common stock warrants for services	-	-	-	-	39,761	-	-	39,761
Warrants issued for debt extension	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	214,500	2,145	-	470,755	-	472,900
Conversion of debt and interest for common stock	-	-	140,200	1,402	-	349,098	-	350,500
Issuance of common stock for dividends paid-in-kind	-	-	31,810	318	-	63,938	-	64,256
Issuance of common stock for interest paid-in-kind	-	-	558,100	5,581	-	1,167,877	-	1,173,458
Stock issued with debt	-	-	92,000	920	-	141,560	-	142,480
Warrants issued with debt	-	-	-	-	87,436	-	-	87,436
Net loss	-	-	-	-	-	-	(4,239,685)	(4,239,685)
BALANCE, March 31, 2022	109,878	$1,099	10,194,136	$101,942	$31,974,888	$63,867,846	$(120,694,086)	$(24,748,311)
Stock-based compensation	-	-	-	-	-	32,074	-	32,074
Stock option exercise	-	-	25,279	253	-	17,190	-	17,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,708)	(431,708)
Issuance of common stock for services	-	-	40,000	400	-	67,400	-	67,800
Common stock issued for debt extension	-	-	106,400	1,064	-	190,239	-	191,303
Conversion of preferred stock for common stock	(4)	(1)	4,400	44	-	(43)	-	-
Issuance of common stock for dividends paid-in-kind	-	-	86,464	865	-	150,156	-	151,021
Issuance of common stock for interest paid-in-kind	-	-	224,500	2,245	-	386,270	-	388,515
Stock issued with debt	-	-	22,000	220	-	35,628	-	35,848
Net loss	-	-	-	-	-	-	(2,916,338)	(2,916,338)
BALANCE, June 30, 2022	109,874	$1,098	10,703,179	$107,033	$31,974,888	$64,746,760	$(124,042,132)	$(27,212,353)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	5

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

1) Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”)., (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

The Company was founded on the belief that its PCT platform  had the potential to significantly increase the quality of sample preparation in both research and clinical settings. This premise has been well proven and PBI has been successful in installing its PCT platform in the laboratories of key opinion leaders worldwide. Although developed subsequently, the Company now assesses that the commercial potential for its UST platform across diverse multi-billion dollar markets far exceeds the potential of the PCT platform. Consequently, in January 2022, PBI made the critical strategy decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (7 issued patents) is based on the use of intense shear forces from ultra-high pressure discharge (greater than 20,000 psi) through a dynamically-controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin, astaxanthin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company began early commercial introduction of the UST Platform in May 2022, and executed agreements were subsequently announced with three CBD companies and one cosmeceutical/skincare company for commercialization in Q4 2022.

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

The PCT Platform (15 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements, such as cell lysis and biomolecule extraction from tissue samples). Our focus for PCT is on making our recently released, GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 225 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 200 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2023, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 5 and 6. In addition we raised debt and equity capital after June 30, 2023 as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	6

3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023.

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

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	7

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

Most of our instrument and consumable contracts contain pricing that is based on the market price for the product at the time of delivery. Our obligations to deliver product volumes are typically satisfied and revenue is recognized when control of the product transfers to our customers. Concurrent with the transfer of control, we typically receive the right to payment for the shipped product and the customer takes on the significant risks and rewards of ownership of the product. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.

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

We apply ASC 845, “Accounting for Non-Monetary Transactions”, to account for products and services sold through non-cash transactions based on the fair values of the products and services involved, where such values can be determined. Non-cash exchanges would require revenue to be recognized at recorded cost or carrying value of the assets or services sold if any of the following conditions apply:

a)	The fair value of the asset or service involved is not determinable.

b)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.

c)	The transaction lacks commercial substance.

We recognize revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	8

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2023	2022	2023	2022
North America	$261	$253	$816	$571
Europe	18	2	54	48
Asia	233	243	382	359
	$512	$498	$1,252	$978

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2023	2022	2023	2022
Hardware	$293	$247	$721	$531
Consumables	57	76	123	116
Contract research services	31	110	36	125
Sample preparation accessories	37	21	82	52
Technical support/extended service contracts	46	36	89	53

Agrochem Products	35	-	166	83
Shipping and handling	8	8	27	18
Other	5	-	8	-
	$512	$498	$1,252	$978

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2023	2022	2023	2022
Products transferred at a point in time	$435	$352	$1,127	$800
Services transferred over time	77	146	125	178
	$512	$498	$1,252	$978

Contract balances

In thousands of US dollars ($)	June 30, 2023	December 31, 2022
Receivables, which are included in ‘Accounts Receivable’	$189	$295
Contract liabilities (deferred revenue)	64	60

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	9

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2023	2024	Total
Extended warranty service	$58	$6	$64

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

The following table illustrates the level of concentration as a percentage of total revenues during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Top five customers	70%	69%	55%	61%
Federal agencies	1%	0%	1%	0%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2023 and December 31, 2022. The Top Five Customers category may include federal agency receivable balances if applicable.

	June 30, 2023	December 31, 2022
Top Five Customers	72%	93%
Federal Agencies	0%	0%

Product Supply

In recent years we utilized a contract assembler for our Barocycler® 2320EXT. They provided us with precision manufacturing services that included management support services to meet our specific application and operational requirements. Among the services provided to us were:

●	CNC Machining
●	Contract Assembly & Kitting
●	Component and Subassembly Design
●	Inventory Management
●	ISO certification

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	10

Beginning in July 2021, we brought the assembly of our Barocycler 2320EXT instruments in-house. This became necessary when our independent contract assembler (CBM Industries) informed us that they were about to need 100% of their assembly space for one of their customers (one of the largest life science instrument manufacturers in the U.S.). We worked with our notified body to gain approval to use both the CE and CSA marks on the instrument, which we received during Q3 2021. Until further notice, we expect to continue to assemble our Barocycler 2320EXT instrument at our South Easton, MA location.

We currently manufacture and assemble the Barocycler®, HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility. We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for of the entire Barocycler® product line, and future instruments.

Investment in Equity Securities

As of June 30, 2023, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities.” ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of June 30, 2023, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $83,883. We recorded $20,245 as an unrealized gain during the six months ended June 30, 2023 for changes in market value.

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

The following table illustrates our computation of loss per share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common shareholders	$(11,114,925)	$(3,348,046)	$(18,404,566)	$(8,019,880)
Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	19,471,057	10,462,520	17,629,225	10,029,068
Loss per common share - basic and diluted	$(0.57)	$(0.32)	$(1.04)	$(0.80)

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	11

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series D Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H and H2 Convertible Preferred Stock, Series J Convertible Preferred Stock, Series K Convertible Preferred Stock, Series AA Convertible Preferred Stock, Series BB Convertible Stock and Series CC Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms.

	As of June 30,
	2023	2022
Stock options	3,420,754	1,307,822
Convertible debt	7,058,298	6,102,145
Common stock warrants	15,929,601	16,287,936
Convertible preferred stock:
Series D Convertible Preferred Stock	6,250	25,000
Series G Convertible Preferred Stock	-	26,857
Series H Convertible Preferred Stock	-	33,334
Series H2 Convertible Preferred Stock	-	70,000
Series J Convertible Preferred Stock	-	115,267
Series K Convertible Preferred Stock	-	229,334
Series AA Convertible Preferred Stock	8,601,000	8,645,000
Series BB Convertible Preferred Stock	3,620,000	-
Series CC Convertible Preferred Stock	4,010,000	-
	42,645,903	32,842,695

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

Determining Fair Value of Stock Option Grants

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the six months ended June 30, 2023:

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs)
Expected volatility	130.5%
Risk-free interest rate	3.90%
Forfeiture rate	0 to 5.00%
Expected dividend yield	0.0%

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

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the award.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	12

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. The Company estimated a forfeiture rate of 0% to 5% for awards granted based on historical experience and future expectations of options vesting. The Company used this historical rate as our assumption in calculating future stock-based compensation expense.

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance.

The Company recognized stock-based compensation expense of $135,554 and $32,074 for the three months ended June 30, 2023 and 2022, respectively. The company recognized stock-based compensation expense of $1,565,798 and $96,557 for the six months ended June 30, 2023 and 2022, respectfully. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of sales	$11,060	$2,161	$64,541	$6,510
Research and development	35,289	9,395	205,909	28,304
Selling and marketing	13,426	4,533	85,525	13,583
General and administrative	75,779	15,985	1,209,823	48,160
Total stock-based compensation expense	$135,554	$32,074	$1,565,798	$96,557

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

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	13

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023:

		Fair value measurements at June 30, 2023 using:
	June 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$83,883	$83,883	-	-
Total Financial Assets	$83,883	$83,883	$-	$-

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

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	14

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2023:

Year	Total
July 1 – December 31, 2023	$75,057
2024	64,393
2025	66,969
2026	51,777
Total future undiscounted lease payments	258,196
Less imputed interest	(111,650)
Present value of lease liabilities	$146,546

The operating cash flows from the operating leases were $106,345 for the six months ended June 30, 2023 and $53,884 for the six months ended June 30, 2022. The weighted-average remaining lease term (years) of the above leases is 2.59 year as of June 30, 2023.

Below is a table for the right of use asset and the corresponding lease liability in the consolidated balance sheets:

Operating Leases	June 30, 2023	December 31, 2022
Right of use asset	$175,750	$282,095
Right of use liability, current	$65,640	$142,171
Right of use liability, long term	$80,906	$139,924
Total lease liability	$146,546	$282,095

The weighted-average discount rate is 12%.

The Company had no financing leases during the six months ended June 30, 2023 and 2022.

The components of lease cost for operating leases for the six months ended June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
Operating lease cost	$64,310	$75,620
Short-term lease cost	45,900	41,700
Total lease cost	$110,210	$117,320

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

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	15

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space, and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2022 and $60,000 in 2023. For the six months ended June 30, 2023 and June 30, 2022, the Company reported $39,500 and $49,400, respectively in TDI fees.

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

5) Debt

Convertible Debt

On various dates during the six months ended June 30, 2023, the Company issued convertible notes for net proceeds of approximate total of $3.5 million which contained varied terms and conditions as follows: a) 3-12 month maturity date; b) interest rates of 0-120%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock and preferred stock issued with the notes of $1,783,912 was recorded as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment on June 30, 2023.

For the six months ended June 30, 2023, deferred financing costs and OID issued with the debt are $586,000 and the Company repaid $2,353,536.

The summary of specific terms of the convertible notes and outstanding balances as of June 30, 2023 and December 31, 2022 are listed in the tables below. The convertible notes are from numerous parties and with original issue dates from July, 2019 to June, 2023, and maturity dates from July, 2020 to June, 2024. There are approximately $12 million of notes that are past due as of June 30, 2023.

	June 30, 2023			December 31, 2022
Holders	Interest Rate	Conversion Price	Principal	Interest Rate	Conversion Price	Principal
Main Investor	10%	$2.50 (1)	$7,857,650	10%	$2.50 (1)	$9,393,150
Others	0 to 24%	$2.50 (2) or $7.50	10,317,461	0 to 24%	$2.50 (2) or $7.50	8,886,036
Totals			18,175,111			18,279,186
Discount			1,596,850			455,517
Net			$16,578,261			$17,823,669

Notes:

(1)	Conversion price of these note is $2.50 except for a note for $189,750, which will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	16

(2)	Conversion price of these notes is $2.50 but also varies with one or more of these notes having the following conversion adjustment:

a.	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
b.	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
c.	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
d.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
e.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
f.	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
g.	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert notes which can be the lower of 1) the Voluntary Conversion Price, or 2) 70% of the 5-day VWAP prior to conversion.
h.	Conversion price is $2.50. If note is in default, it is $1.
i.	Notes can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
j.	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
k.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan with a principal balance of $950,000 as of June 30, 2023 is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
l.	Some notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.

For the six months ended June 30, 2023, the Company recognized amortization expense related to the debt discounts indicated above of $1,404,631. The unamortized debt discounts as of June 30, 2023 related to the convertible notes amounted to $1,596,850.

As of June 30, 2023, the principal balance that is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. is $352,188.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. During the six months ended June 30, 2023, the Company settled one note with total principal of $302,484, leaving one final lender (three notes) with total principal of $272,500 outstanding and incurred interest, penalties and fees of approximately $223,997 in connection with the Standstill and Forbearance Agreements.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	17

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the six months ended June 30, 2023 at substantially the same terms for extensions ranging over a period of two to six months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the six months ended June 30, 2023 we recorded gains on extinguishment of liabilities of approximately $0.7 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt. During the six months ended June 30, 2023, the Company extended 10 loans totaling $2,167,938 and increased the principal to $2,317,938. The Company issued 1,096,800 shares of common stock and 185 shares of preferred stock for these extensions and reduced principal.

Other Debt

No notes in Other Debt are past due as of June 30, 2023.

	June 30, 2023		December 31, 2022
Holders	Interest Rate	Principal	Interest Rate	Principal
Non-Convertible	(1)	$961,500	(1)	$878,809
Merchant debt (3)		1,105,353		760,160
SBA (2)	3.75%	163,175	3.75%	150,000
Totals		2,230,028		$1,788,969
Discount		171,103		-
Long Term		163,175		150,000
Short Term		$1,895,750		$1,638,969

Notes:

(1)	Interest varies from 1% to 12%. The maturity is between being past due and May 25, 2024. As of June 30, 2023, $861,500 of the non-convertible debt is past due.
(2)	The Company entered a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets. During the six months ended June 30, 2023, $14,719 interest was deferred and added to principal on EIDL loan and the Company repaid $1,544 principal on this loan. During the year ended December 31, 2020, the Company borrowed $367,039 (two-year term and 1% interest rate per annum) under the Payroll Protection program (or “2020 PPP”). During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL to December 2022. In year 2021, both 2020 PPP and 2021 PPP was forgiven by the United States and SBA.
(3)	During the six months ended June 30, 2023 and the year ended December 31, 2022 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 3.48% - 30.2% per month. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the Daily Payment Rate. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day. The Company’s Chief Executive Officer guarantees the Company’s performance of all representations, warranties, and covenants made by the Company in the Agreement. For loans outstanding on June 30, 2023, the maturity dates ranged from July 26, 2023 to October 15, 2024. For loan outstanding on December 31, 2022, the maturity dates ranged from April 4 to June 6, 2023.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	18

Related Party Notes

	June 30, 2023		December 31, 2022
Holders	Interest Rate	Principal	Interest Rate	Principal	Security
Officers & Directors	(1)	$496,050	(1)	$521,950	Unsecured
Other Related Parties	12%	126,650	12%	120,850	Unsecured
Totals		622,700		642,800
Discount		898		7,915
Net		$621,802		$634,885

Notes:

(1)	Interest varies from 12% to 120%.

During the six months ended June 30, 2023, we received short-term convertible loans of $128,400 with $5,000 OID from related parties and repaid $148,500 of related party loans. These notes bear interest of 12% to 120% and are due upon demand. All related party notes are convertible at $2.50/share.

We amortized $420,612 of debt discounts during the six months ended June 30, 2023 for all non-convertible and related party notes. The total unamortized discount for all non-convertible and related party convertible notes as of June 30, 2023, and December 31, 2022 was $172,001 and $7,915, respectively.

6) Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock, the following is outstanding:

	June 30, 2023	December 31, 2022
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 75 shares issued and outstanding on June 30, 2023, and 300 shares issued and outstanding on December 31, 2022 (Liquidation value of $300,000)	$-	$3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; no shares issued and outstanding on June 30, 2023 and 80,570 shares issued and outstanding on December 31, 2022	-	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; no shares issued and outstanding on June 30, 2023 and 10,000 shares issued and outstanding on December 31, 2022	-	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; no shares issued and outstanding on June 30, 2023 and 3,458 shares issued and outstanding on December 31, 2022	-	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; no shares issued and outstanding on June 30, 2023 and 6,880 shares issued and outstanding on December 31, 2022	-	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,601 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively	86	86
Series BB Convertible Preferred Stock, $.01 par value; 1,000 shares authorized; 362 shares issued and outstanding on June 30, 2023 and no shares outstanding at December 31, 2022	5	-
Series CC Convertible Preferred Stock, $.01 par value; 2,000 shares authorized; 401 shares issued and outstanding on June 30, 2023 and no shares outstanding at December 31, 2022	4	-
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; no shares issued and outstanding on June 30, 2023 and 21 shares issued and outstanding on December 31, 2022	-	-
Series A Junior Participating Preferred Stock, $.01 par value, 20,000 shares authorized, no shares outstanding	-	-
Series A Convertible Preferred Stock, $.01 par value, 313,960 shares authorized, no shares outstanding	-	-
Series B Convertible Preferred Stock, $.01 par value, 279,256 shares authorized, no shares outstanding	-	-
Series C Convertible Preferred Stock, $.01 par value, 88,098 shares authorized, no shares outstanding	-	-
Series E Convertible Preferred Stock, $.01 par value, 500 shares authorized, no shares outstanding	-	-
Total Convertible Preferred Shares	$95	$1,098

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	19

On May 1, 2023, Pressure Biosciences, Inc. (the “Company”) filed Articles of Amendment to Restated Articles of Organization (the “Amendment”) with the Secretary of the Commonwealth of Massachusetts to designate 1,000 shares of its Preferred Stock as Series BB Convertible Preferred Stock, par value $0.01 per share (the “Series BB Preferred Stock”) and 2,000 shares of Preferred Stock as Series CC Convertible Preferred Stock, par value $0.01 per share (the “Series CC Preferred Stock”). Each of the Certificate of Designation of Series BB Convertible Preferred Stock (the “Series BB COD”) and Certificate of Designation of Series CC Convertible Preferred Stock (the “Series CC COD”) filed with the Amendment set forth the terms and provisions of the Series BB Preferred Stock and Series CC Preferred Stock, respectively.

Series BB Preferred Stock

Rank. The Series BB Preferred Stock ranks prior to the Company’s common stock, par value $0.01 per share (the “Common Stock”), and subordinate to the Series AA and Series CC Preferred Stock, and to all other classes of classes and series of equity securities of the Company, which by its terms does not rank on a parity with or senior to the Series BB Preferred, and all indebtedness of the Company.

Dividends. The holders of shares of the Series BB Preferred Stock are not entitled to receive dividends.

Voting Rights. The Series BB Preferred Stock has all of the same voting rights as the Common Stock. Each share of Series BB Preferred Stock. The holders of Series BB Preferred Stock shall have the right to vote along with the holders of Common Stock in an amount equal to 10,000 votes for each share of Series BB Preferred Stock held.

Voluntary Conversion. The holders of Series BB Preferred Stock have the right to convert its Series BB Preferred Stock into Common Stock at a ratio of 10,000 shares of Common Stock for each share of Series BB Preferred Stock held, subject to adjustment as set forth in Section 4(e) of the Series BB COD.

Company Forced Conversion. The Company has the right to cause the conversion of all shares of Series BB Preferred Stock into Common Stock (“Forced Conversion”). Following the effectiveness of a registration statement permitting the resale of the Conversion Shares held by holders of the Series BB Preferred Stock, the Company may effectuate a Forced Conversion if either of the following conditions are satisfied: (i) the VWAP of the Common Stock shall equal or exceed 300% of $2.50 (with such dollar figure to be appropriately adjusted for any stock dividend, stock split, stock combination or other similar transaction that affects the share price of the Common Stock) for either 10 consecutive trading days, or 15 of 25 consecutive trading days immediately preceding the date of the Forced Conversion Notice; or (ii) listing of the Common Stock on any national securities exchange (NYSE, NYSE American or Nasdaq). The Company shall not have an obligation to register the Conversion Shares of the shares of Series BB Preferred Stock that are issued pursuant to any exchange of previously issued securities.

Series CC Preferred Stock

Rank. The Series CC Preferred Stock ranks prior to the Common Stock, pari passu to the Series AA Preferred Stock, and prior to all other classes and series of equity securities of the Company which by its terms does not rank on a parity with or senior to the Series CC Preferred Stock (the “Junior Stock”). The Series CC Preferred Stock is subordinate to and ranks junior to all indebtedness of the Company.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	20

Quarterly Dividends. The holders of shares of the Series CC Preferred Stock are entitled to receive, out of funds legally available therefor, dividends at an annual rate equal to 8% of the Liquidation Preference Amount (as defined below), calculated on the basis of a 360-day year, consisting of twelve 30-day months, and shall accrue on a daily basis from April 24, 2023. Accrued and unpaid dividends shall compound on a quarterly basis, and shall be, except as set forth in Section 2(b) of the Series CC COD, payable in cash. The first such dividend payment shall be due and payable on April 30, 2023, with subsequent dividend payments due and payable on June 30, September 30, and December 31, 2023. Each year thereafter, dividend payments shall be due and payable on March 31, June 30, September 30, and December 31.

Junior Stock Dividends. The Company shall not declare or pay any cash dividends on or make any other distributions with respect to or redeem, purchase, or otherwise acquire for consideration, any shares of Junior Stock unless and until all accrued and unpaid dividends on the Series CC Preferred Stock have been paid in full, subject to restrictions as set forth in Section 3(a) of the Series CC COD.

Class Voting Rights. So long as more than ten percent (10%) of the Series CC Preferred Stock remain outstanding, the Company shall not, and shall not permit any subsidiary to, without the affirmative vote or consent of the holders of at least 75% of the shares of the Series CC Preferred Stock outstanding at the time, given in person or by proxy, either in writing or at a meeting, in which the holders of the Series CC Preferred Stock vote separately as a class: (i) authorize, create, issue or increase the authorized or issued amount of any class or series of stock, including but not limited to the issuance of any more shares of previously authorized Preferred Stock, ranking prior to the Series CC Preferred Stock, with respect to the distribution of assets on liquidation, dissolution or winding up; (ii) amend, alter or repeal the provisions of the Series CC Preferred Stock, whether by merger, consolidation or otherwise, so as to adversely affect any right, preference, privilege or voting power of the Series CC Preferred Stock; (iii) repurchase, redeem or pay dividends on (whether in cash, in kind, or otherwise), shares of Junior Stock; (iv) amend the Articles of Incorporation or By-Laws of the Company so as to affect materially and adversely any right, preference, privilege or voting power of the Series CC Preferred Stock; (v) effect any distribution with respect to Junior Stock or parity stock; (vi) reclassify the Company’s outstanding securities; or (vii) effect a transaction with one or more persons or entities whereby such other persons or entities will own more than the 50% of the outstanding shares of Common Stock following such transaction.

General Voting Rights. Except with respect to transactions upon which the Series CC Preferred Stock shall be entitled to vote separately as a class as set forth in “Class Voting Rights” above and except as otherwise required by Massachusetts law, the Series CC Preferred Stock shall have no voting rights. The Common Stock into which the Series CC Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as the Common Stock.

Liquidation Preference. In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of the Series CC Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company whether such assets are capital or surplus of any nature, an amount equal to $25,000.00 per share (the “Liquidation Preference Amount”) of the Series CC Preferred Stock, on a pro rata and pari passu basis with any parity stock (the “Pari Passu Preferred Stock”), together with all accrued but unpaid dividends, before any payment shall be made or any assets distributed to the holders of the Common Stock or any other Junior Stock. If the assets of the Company are not sufficient to pay in full the Liquidation Preference Amount payable to the holders of outstanding shares of the Series CC Preferred Stock and any series of preferred stock or any other class of stock on a parity as to rights on liquidation, dissolution or winding up, with the Series CC Preferred Stock, then all of said assets will be distributed among the holders of the Series CC Preferred Stock, the Pari Passu Preferred Stock and the other classes of stock on a parity with the Series CC Preferred Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Voluntary Conversion. The holders of Series CC Preferred Stock have the right to convert its Series CC Preferred Stock into a number of fully paid and nonassessable shares of Common Stock (the “Conversion Shares”) equal to the quotient of (i) the Liquidation Preference Amount of the shares of Series CC Preferred Stock being converted thereon divided by (ii) the Conversion Price then in effect as of the date of the delivery by such holder of its notice of election to convert. The “Conversion Price” shall mean $2.50 per share, subject to adjustment under Section 5(e) of the Series CC COD.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	21

Company Forced Conversion. The Company has the right to cause the conversion of all shares of Series CC Preferred Stock into Common Stock (“Forced Conversion”). Following the effectiveness of a registration statement permitting the resale of the Conversion Shares held by holders of the Series CC Preferred Stock the Company may effectuate a Forced Conversion if either of the following conditions are satisfied as of the Forced Conversion Effective Date: (i) the VWAP of the Common Stock shall equal or exceed 300% of the Conversion Price for either 10 consecutive trading days, or 15 of 25 consecutive trading days immediately preceding the date of the Forced Conversion Notice; or (ii) listing of the Common Stock on any national securities exchange (NYSE, NYSE American or Nasdaq). The Company shall not have an obligation to register the Conversion Shares of the shares of Series CC Preferred Stock that are issued pursuant to any exchange of previously issued securities.

Conversion Restriction. At no time may a holder of shares of Series CC Preferred Stock convert shares of the Series CC Preferred Stock if the number of shares of Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of Common Stock owned by such holder at such time, the number of shares of Common Stock which would result in such holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) in excess of 4.99% of all of the Common Stock outstanding at such time (the “Conversion Restriction”); provided, however, that a holder may waive the Conversion Restriction by providing the Company with sixty-one (61) days’ notice that such holder is waiving the Conversion Restriction.

During the six months ended June 30, 2023 the Company issued a total of 362 shares of Series BB restricted preferred stock and 401 shares of Series CC restricted preferred stock to accredited investors and consultants, with the following detail:

●	57 shares of Series BB preferred stock with a fair value of $505,700 for services rendered;
●	185 shares of Series BB preferred stock with a fair value of $1,397,000 for convertible debt extensions;
●	58 shares of Series BB preferred stock with a fair value of $539,487 and issued with convertible debt;
●	62 shares of Series BB preferred stock from the conversion of common stock to preferred stock;
●	401 shares of Series CC preferred stock with a fair value of $10,017,212 for the conversion of debt/accrued interest and dividends.

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of June 30, 2023, options to acquire 3,420,754 shares were outstanding under these Plans.

As of June 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $1,103,943, which is expected to be recognized over weighted average period of 2.4 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of June 30, 2023, based on the June 30, 2023, closing stock price of $0.68, was $0.00.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average		Total
	Shares	price per share	Shares	price per share	Shares	Exercisable
Balance outstanding, December 31, 2022	1,307,822	$0.72	16,278,769	$3.50	17,586,591	17,570,591
Granted	2,230,484	1.50	100,000	3.50	2,330,484
Exercised	(117,552)	0.69	-		(117,552)
Expired	-		(449,168)	3.50	(449,168)
Forfeited	-		-		-
Balance outstanding, June 30, 2023	3,420,754	$1.23	15,929,601	$3.50	19,350,355	18,368,728

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	22

As of June 30, 2023, the 3,420,754 options outstanding have a $1.23 weighted average exercise price and 8.39 years of weighted average remaining life for outstanding options and 7.93 years of weighted average remaining life for exercisable options. Of these options, 2,439,127 are currently exercisable.

On April 13, 2023, the Board authorized a 3-year extension of common stock warrants held by Series AA preferred shares holders. Therefore, 8,897,603 warrants were extended with new expiration dates between May 2, 2026 to September 14, 2029. Based on a fair value computation, this extension resulted in net incremental expense of $3,626,950, which was booked as an increase in the value of warrants and an increase of the retained deficit.

As of June 30, 2023, the warrants outstanding have a $3.50 weighted average exercise price and a 2.78 year weighted average remaining life.

Common Stock and Warrant Issuances

During the six months ended June 30, 2023, the Company accrued approximately $3,001,680 in interest expense for these obligations to issue common stock. During the six months ended June 30, 2022, the Company accrued $1,553,765 in interest expense for these obligations to issue common stock.

During the six months ended June 30, 2023 the Company issued a total of 6,526,995 shares of restricted common stock and to accredited investors and consultants, with the following detail:

●	2,145,081 shares of common stock with a fair value of $3,001,680 to lenders for interest paid-in-kind;
●	1,138,000 shares with a fair value of $1,591,735 for services rendered;
●	203,613 shares with a fair value of $509,033 for conversions of debt principal and interest;
●	117,552 shares for stock option exercises (at an exercise price of $0.69 per share);
●	142,767 shares with a fair value of $162,528 for dividends paid-in-kind;
●	1,085,242 shares with a fair value of $1,244,425 for common stock issued with convertible debt;
●	1,096,800 shares with a fair value of $1,521,573 for convertible debt extensions;
●	60,000 shares with a fair value of $150,000 for sale of common, and
●	537,940 shares for the conversion of preferred stock to common stock.

During the six months ended June 30, 2023, the Company issued 100,000 warrants (four-year term at a $3.50 exercise price) to acquire common stock at a fair value of $61,609 to a consultant for professional services.

During the six months ended June 30, 2023, we issued 1,582,653 shares of restricted common stock to accredited investors and consultants, 140,200 shares with a fair value of $350,500 for conversions of debt principal and interest for common stock, 782,600 of the shares with a fair value of $1,561,973 were issued for interest paid-in-kind, 77,000 of the shares with a fair value of $145,500 were issued for services rendered,118,274 shares with a fair value of $215,277 for dividends paid-in-kind, 114,000 shares with a fair value $178,328 for new convertible debt issuances, 25,279 shares with a fair value of $17,433 from a stock option exercise, 320,900 shares with a fair value of $664,203 for debt extension and shareholders converted 4 shares of series AA convertible preferred stock into 4,400 shares of common stock.

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

7) Subsequent Events

From July 1, 2023 through August 18, 2023 the Company entered into one (1) new merchant cash loan agreement in the amount of $30,000 and issued one (1) convertible loan with a principal balance of $27,500. The terms of the convertible note were 90 days with an interest rate of 18% and convertible into the Company’s common stock at a fixed rate of $2.50 per share. In this time the Company also issued 440,000 shares of common stock and 25 Series BB preferred stock for professional services, 112 Series BB preferred stock for debt extensions and 466,662 shares of common stock for accrued interest paid-in-kind. The company also converted 32.5 Series BB preferred stock into 325,000 shares common stock.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	23

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

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	24

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”)., (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

The Company was founded on the belief that its PCT platform  had the potential to significantly increase the quality of sample preparation in both research and clinical settings. This premise has been well proven and PBI has been successful in installing its PCT platform in the laboratories of key opinion leaders worldwide. Although developed subsequently, the Company now assesses that the commercial potential for its UST platform across diverse multi-billion dollar markets far exceeds the potential of the PCT platform. Consequently, in January 2022, PBI made the critical strategy decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (7 issued patents) is based on the use of intense shear forces from ultra-high pressure discharge (greater than 20,000 psi) through a dynamically-controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin, astaxanthin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company began early commercial introduction of the UST Platform in May 2022, and executed agreements were subsequently announced with three CBD companies and one cosmeceutical/skincare company for commercialization in Q4 2022.

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

The PCT Platform (15 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements, such as cell lysis and biomolecule extraction from tissue samples). Our focus for PCT is on making our recently released, GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 225 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 200 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

2023 Key Accomplishments

From January 1, 2023 to June 30, 2023, we accomplished the following:

●	June 27, 2023: Consumer testing validates rapid absorption/effectiveness of UltraShear Nano-THC oral spray.
●	June 13: PBIO partners with Veterans Service Team to offer exclusive access for VST members to Nano-CBD.
●	June 1: PBIO expands on six key goals for June 2023 with expected multi-million-dollar growth potential.
●	May 22: Commercial availability of Best-in-Class Nano-CBD topical spray with lightning-fast action announced.
●	May 16: PBIO announces Q1 2023 financial results: all-time quarterly record revenue.
●	May 9: Extended consumer testing strongly validates market transforming speed and dosing efficiency of PBIO’s UltraShear processed nano-THC oral spray.
●	April 26: PBIO updates rapid progress on potential sales of exclusive THC licenses.
●	April 21, 2023: PBIO unveils powerful THC market leapfrog opportunity with exclusive licensing of UltraShear nanoemulsion processing platform.
●	April 18: PBIO announces expansion into strategic manufacturing facilities with premier process tech company.
●	April 14: PBIO reports Q4 and FY 2022 financial results – offers guidance for a strong 2023.
●	April 6, 2023: PBIO and NutraLife Biosciences renew partnership for development and distribution of next generation nutraceuticals.
●	March 28: Company reports fresh sales momentum for PBI Agrochem.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	25

●	March 22: PBIO receives $1.5 million contract for UltraShear nanoemulsified CBD.
●	March 1: Company announces the exchange of over $10 million of debt into equity.
●	February 1: Company receives record order (nearly $600,000) for 16 PCT instruments.
●	January 27: PBIO and One World Products partner to develop CBD-Nano sports performance/recovery drink.
●	January 19: Dramatic consumer testing results confirm UltraShear nanoemulsion oral spray delivers first effects and maximization in lightning speed – simple, reliable dosing delivers profoundly improved results.

January 19: Dramatic consumer testing results confirm UltraShear nanoemulsion oral spray delivers first effects and maximization in lightning speed – simple, reliable dosing delivers profoundly improved results. Results of Operations

The following disclosure compares the results of operations for the quarter ended June 30, 2023 (“Q2 2023”) with June 30, 2022 (“Q2 2022”), and compares the six months ended June 30, 2023 with June 30, 2022.

Products and Services Revenue

We recognized total revenue of $511,803 for Q2 2023 compared to $498,137 for Q2 2022, a 3% increase. For the year-to-date periods ending June 30, 2023 and June 30, 2022, we recognized revenue of $1,252,403 and $978,137 respectively, a 28% increase.

This increase in revenue was primarily attributable to a $196,724 increase in PCT instrumentation and consumable sales and an $83,028 increase in Agrochem products, offset by a decrease of $89,350 in scientific services.

Cost of Products and Services

The cost of products and services was $256,599 for Q2 2023 compared to $302,141 for Q2 2022. For the year-to-date periods ending June 30, 2023 and June 30, 2022 our cost of products and services were $615,227 and $616,504, respectively. Gross profit margin on products and services increased to 51% in the year-to-date period ended June 30, 2023 from 37% in the same period ended June 30, 2022. The increase in gross profit margin was attributable to $166,320 of Agrochem products sold in 2023 at no cost due to 2022 inventory write-off and a $79,901 instrument non-monetary exchange sale in 2022 which was recorded at no profit.

Research and Development

Research and development expenses were $280,446 for Q2 2023 compared to $172,726 for Q2 2022. For the year-to-date periods ending June 30, 2023 and June 30, 2022, these expenses were $716,092 and $454,315, respectively, a 58% increase. The reported increase was due to a $71,777 reclass of salaries to COGS for a non-monetary instrument exchange in 2022 and $205,909 of stock-based compensation expense for employee stock options issued in 2023.

Selling and Marketing

Selling and marketing expenses were $154,014 for Q2 2023 compared to $129,434 for Q2 2022. For the year-to-date periods ending June 30, 2023 and June 30, 2022, these expenses were $380,029 and $195,896, respectively a 94% increase The reported increase was primarily attributable to the hiring of a Marketing FTE in Q2 2022 and approximately $85,000 of stock-based compensation expense for employee stock options issued in 2023.

General and Administrative

General and administrative expenses were $902,265 for Q2 2023 compared to $795,466 for Q2 2022. For the year-to-date periods ending June 30, 2023 and June 30, 2022, these expenses were $4,260,321 and $1,699,351, respectively, a 151% increase. The increase was primarily due to approximately $1.7 million common stock and warrants issued for services, approximately $1.2 million of stock-based compensation expense for employee, BOD and financial consultant stock options issued in 2023, and approximately $97,000 of financial consulting expenses in 2023.

Operating Loss

Operating loss was $1,081,521 for Q2 2023 compared to $901,630 for Q2 2022. For the year-to-date periods ending June 30, 2023 and June 30, 2022, the operating loss was $4,719,266 and $1,987,929 respectively, a 137% increase. This increase is primarily due $1.7 millions common stock and warrant issued for services and $1.6 million of stock-based compensation expense for employee and BOD financial consultant stock options issued in 2023.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	26

Interest Expense, net

Interest expense was $5,879,653 for Q2 2023 compared to $1,835,589 for Q2 2022. For the year-to-date periods ending June 30, 2023 and June 30, 2022, these expenses were $9,773,339 and $4,414,750, respectively, a 121% increase. This increase was attributable to an increase in convertible debt and merchant cash loans, in addition to stock issuances for interest paid in kind and stock issued for debt extensions.

Unrealized gain on investment in equity securities

Unrealized gain on investments in equity securities was $12,184 for Q2 2023 compared to an unrealized loss of $18,510 for Q2 2022. For the six months ended June 30, 2023, the unrealized gain on investment in equity securities was $20,245 as compared to $628 for the six months ended June 30, 2022. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized a net gain of $28,314 for Q2 2023 compared to $165,277 of losses for Q2 2022. For the six months ended June 30, 2023 the recognized net gain of $687,591 as compared to a net loss of $755,127 for the six months ended June 30, 2022. The increase/decline in gains/losses was attributable to decreased extension and forgiveness activity.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $11,114,925 ($0.57 per share) for Q2 2023 compared to $3,348,046 ($0.32 per share) for Q2 2022. For the six months ended June 30, 2022, the net loss attributable to common stock was $18,404,566 ($1.04 per share) as compared to $8,019,880 ($0.80 per share).

Liquidity and Financial Condition

We have experienced negative cash flows from operations with respect to our pressure cycling technology business since our inception. As of June 30, 2023, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received approximately $5.5 million in net proceeds from loans in the six months ended June 30, 2023. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 7 to the financial statements)

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2023 was $1,321,386 as compared to $1,998,192 for the six months ended June 30, 2022.

Net cash used in investing activities for the six months ended June 30, 2023 was $3,000 compared to $4,890 in the six months ended June 30, 2022.

Net cash provided by financing activities for the six months ended June 30, 2023 was $1,345,496 as compared to $1,992,340 for the six months ended June 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as a smaller reporting company and has been omitted.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	27

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2023 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the six month period ended June 30, 2023, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	28

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

On various dates in the six months ended June 30, 2023 the Company issued a total of 6,526,995 of its common shares, 362 shares of Series BB preferred stock and 401 shares of Series CC preferred stock as follows:

●	117,552 shares from option exercises;
●	1,138,000 shares for professional services;
●	1,096,800 shares for debt extensions;
●	203,613 shares for conversion of debt and interest;
●	142,767 shares for dividends paid-in-kind;
●	2,145,081 shares for interest paid-in-kind;
●	1,085,242 shares for shares issued with debt;
●	60,000 shares from sale of common shares;
●	537,940 shares for the conversion of preferred stock to common stock;
●	57 shares of Series BB preferred stock for professional services;
●	185 shares of Series BB preferred stock for debt extensions;
●	58 shares of Series BB preferred stock issued with debt;
●	401 shares of Series CC preferred stock for conversion of debt/accrued interest and dividends, and
●	62 shares of Series BB preferred stock for the conversion of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	29

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

21.1*	Securities Issuance and Exchange Agreement

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: August 14, 2023	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pressure BioSciences, Inc.	June 30, 2023 10Q Report	31