Form 10-Q
period 2023-09-30
PRESSURE BIOSCIENCES INC
filed 2023-11-20
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 10, 2023 was 21,726,433.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,263	$3,865
Accounts receivable	329,263	295,374
Inventories, net of $905,759 and $982,973 reserve, respectively	467,155	686,383
Prepaid expenses and other current assets	219,283	257,527
Total current assets	1,020,964	1,243,149
Investment in equity securities	77,918	63,638
Property and equipment, net	91,409	103,351
Right of use asset operating leases	159,424	282,095
Intangible assets, net	252,404	317,308
TOTAL ASSETS	$1,602,119	$2,009,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,062,565	$637,238
Accrued employee compensation	376,760	167,247
Accrued professional fees and other	2,722,666	2,497,762
Accrued interest and dividends payable	4,576,350	10,803,983
Deferred revenue	253,152	58,242
Convertible debt, net of unamortized debt discounts of $744,393 and $455,517, respectively	18,222,120	17,823,669
Other debt, net of unamortized discounts of $0 and $0, respectively	2,030,510	1,638,969
Related party, net of unamortized debt discount of $514 and $7,915, respectively	647,986	634,885
Right of use operating lease liability	66,259	142,171
Total current liabilities	29,958,368	34,404,166
LONG TERM LIABILITIES
Long term debt	162,522	150,000
Right of use operating lease liability long term	71,287	139,924
Deferred revenue	10,645	1,822
TOTAL LONG TERM LIABILITIES	244,454	291,746
TOTAL LIABILITIES	30,202,822	34,695,912
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA, BB, CC Convertible Preferred Stock, $.01 par value (Note 6)	100	1,098
Common stock, $.01 par value; 100,000,000 shares authorized; 23,399,945 and 13,682,910 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	234,000	136,829
Warrants to acquire common stock	35,684,321	31,995,762
Additional paid-in capital	93,973,646	69,006,145
Accumulated deficit	(158,492,770)	(133,826,205)
TOTAL STOCKHOLDERS’ DEFICIT	(28,600,703)	(32,686,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,602,119	$2,009,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	3

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products, services, other	$413,009	$144,032	$1,665,412	$1,122,169
Total revenue	413,009	144,032	1,665,412	1,122,169
Costs and expenses:
Cost of products and services	229,457	126,203	844,684	742,707
Research and development	288,345	262,370	1,004,437	716,685
Selling and marketing	157,773	226,526	537,802	422,422
General and administrative	1,030,243	892,293	5,290,564	2,591,644
Total operating costs	1,705,818	1,507,392	7,677,487	4,473,458
Operating loss	(1,292,809)	(1,363,360)	(6,012,075)	(3,351,289)

Other (expense) income:
Interest expense, net	(4,338,759)	(2,034,021)	(14,112,098)	(6,448,771)
Unrealized gain (loss) on investment in equity securities	(5,965)	(8,675)	14,280	(8,047)
Gain (loss) on extinguishment of liabilities	-	(1,054,122)	687,591	(1,809,249)
Other income (expense)	7,588	(2,059)	11,820	(904)
Total other expense	(4,337,136)	(3,098,877)	(13,398,407)	(8,266,971)
Net loss	(5,629,945)	(4,462,237)	(19,410,482)	(11,618,260)
Deemed dividends on extension of warrants	-	-	(3,626,950)	-
Preferred stock dividends	(632,054)	(431,709)	(1,629,133)	(1,295,566)
Net loss attributable to common shareholders	$(6,261,999)	$(4,893,946)	$(24,666,565)	$(12,913,826)
Basic and diluted net loss per share attributable to common shareholders	$(0.29)	$(0.44)	$(1.21)	$(1.24)
Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	21,716,950	11,131,742	20,337,229	10,429,817

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,410,482)	$(11,618,260)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on extinguishment of debt	(687,591)	(10,000)
Non-cash lease expense	122,671	82,001
Common stock and warrants issued for interest	3,715,204	2,196,278
Depreciation and amortization	84,341	67,985
Accretion of interest and amortization of debt discount	3,213,622	1,777,863
Loss on extinguishment of accrued liabilities and debt	-	1,809,249
Common stock and warrants issued for debt extension	1,671,573	-
Preferred stock issued for debt extension	2,683,600	-
Stock-based compensation expense	1,706,420	128,984
(Gain)/Loss on investment in equity securities	(14,280)	8,047
Common stock and warrants issued for services	1,978,645	367,370
Preferred stock issued for services	617,200	-
Changes in operating assets and liabilities:
Accounts receivable	(33,889)	(11,568)
Inventories	219,228	(238,973)
Prepaid expenses and other assets	38,244	204,141
Accounts payable	425,327	80,130
Accrued employee compensation	209,513	104,258
Operating lease liability	(144,549)	(82,001)
Deferred revenue and other accrued expenses	1,551,380	2,083,239
Net cash used in operating activities	(2,053,823)	(3,051,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(7,495)	(20,754)
Net cash used in investing activities	(7,495)	(20,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock for cash	150,000	-
Proceeds from stock option exercises	81,111	17,443
Net proceeds from convertible debt	4,336,665	3,428,249
Net proceeds from non-convertible debt - third party	2,043,681	1,815,000
Net proceeds from debt - related party	159,186	762,500
Payments on convertible debt	(2,462,269)	(1,086,946)
Payments on debt - related party	(159,000)	(259,600)
Payments on non-convertible debt	(2,086,658)	(1,506,066)
Net cash provided by financing activities	2,062,716	3,170,580

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,398	98,569
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,865	132,311
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,263	$230,880

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	5

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,219,038	$938,451
NON CASH TRANSACTIONS:
Early adoption of ASU 2020-06	-	473,027
Common stock issued with debt	1,293,270	512,593
Discount from warrants issued with debt	-	93,576
Common stock issued in lieu of cash for dividend	162,528	306,333
Preferred stock issued with debt	539,487	-
Preferred stock dividends	1,629,133	1,295,566
Conversion of preferred stock for common stock	14,869	44
Conversion of debt, interest, preferred stock dividend for preferred stock	10,017,212	-
Conversion of debt and interest into common stock	509,033	350,500
Conversion of common stock for preferred stock	6,240	-
Extension of warrants for Series AA preferred stock	3,626,950	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	6

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(UNAUDITED)

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2022	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)
Stock option exercise	-	-	117,552	1,176	-	79,935	-	81,111
Stock-based compensation	-	-	-	-	-	1,430,244	-	1,430,244
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,807)	(431,807)
Issuance of common stock for services	-	-	990,500	9,905	-	1,409,430	-	1,419,335
Issuance of common stock warrants for services	-	-	-	-	61,609	-	-	61,609
Conversion of debt and interest for common stock	-	-	203,613	2,036	-	506,997	-	509,033
Issuance of common stock for dividends paid-in-kind	-	-	73,694	737	-	101,698	-	102,435
Issuance of common stock for interest paid-in-kind	-	-	1,111,081	11,111	-	1,694,123	-	1,705,234
Common stock issued for debt extension	-	-	568,200	5,682	-	1,024,257	-	1,029,939
Stock issued with debt	-	-	783,150	7,832	-	1,079,919	-	1,087,751
Conversion of preferred stock for common stock	(101,154)	(1,012)	493,540	4,935	-	(3,923)	-	-
Sale of Common Stock	-	-	40,000	400	-	99,600	-	100,000
Net loss	-	-	-	-	-	-	(6,857,834)	(6,857,834)
Balance, March 31, 2023	8,720	$86	18,064,240	$180,643	$32,057,371	$76,428,425	$(141,115,846)	$(32,449,321)
Series AA/CC Preferred Stock dividend	-	-	-	-	-	-	(565,272)	(565,272)
Stock-based compensation	-	-	-	-	-	135,554	-	135,554
Issuance of common stock for services	-	-	147,500	1,475	-	170,925	-	172,400
Extension of warrants for Series AA Preferred stock	-	-	-	-	3,626,950	-	(3,626,950)	-
Common stock issued for debt extension	-	-	528,600	5,286	-	486,348	-	491,634
Conversion of preferred stock for common stock	(44)	-	44,400	444	-	(444)	-	-
Conversion of debt, accrued interest and accrued dividend for preferred stock	401	4	-	-	-	10,017,208	-	10,017,212
Conversion of common stock to preferred stock	62	1	(624,000)	(6,240)	-	6,239	-	-
Issuance of common stock for dividends paid-in-kind	-	-	69,073	690	-	59,403	-	60,093
Issuance of common stock for interest paid-in-kind	-	-	1,034,000	10,340	-	1,286,106	-	1,296,446
Stock issued with debt	-	-	302,092	3,021	-	153,653	-	156,674
Sale of Common Stock	-	-	20,000	200	-	49,800	-	50,000
Issuance of preferred stock for services	57	1	-	-	-	505,699	-	505,700
Issuance of Preferred stock for debt extension	185	2	-	-	-	1,396,998	-	1,397,000
Preferred stock issued with debt	58	1	-	-	-	539,486	-	539,487
Net loss	-	-	-	-	-	-	(6,922,703)	(6,922,703)
BALANCE, June 30, 2023	9,439	$95	19,585,905	$195,859	$35,684,321	$91,235,400	$(152,230,771)	$(25,115,096)
Stock-based compensation	-	-	-	-	-	140,622	-	140,622
Series AA/CC Preferred Stock dividend	-	-	-	-	-	-	(632,054)	(632,054)
Issuance of common stock for services	-	-	492,500	4,926	-	320,375	-	325,301
Common stock issued for debt extension	-	-	250,000	2,500	-	147,500	-	150,000
Conversion of preferred stock for common stock	(95)	(1)	949,000	9,490	-	(9,489)	-	-
Issuance of common stock for interest paid-in-kind	-	-	1,949,040	19,490	-	694,034	-	713,524
Stock issued with debt	-	-	173,500	1,735	-	47,110	-	48,845
Issuance of preferred stock for services	35	-	-	-	-	111,500	-	111,500
Issuance of Preferred stock for debt extension	556	6	-	-	-	1,286,594	-	1,286,600
Net loss	-	-	-	-	-	-	(5,629,945)	(5,629,945)
BALANCE, September 30, 2023	9,935	$100	23,399,945	$234,000	$35,684,321	$93,973,646	$(158,492,770)	$(28,600,703)

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	7

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2021	109,878	$1,099	9,120,526	$91,206	$31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	64,483	-	64,483
Series AA Preferred Stock dividend	-	-	-	-	-	-	(432,149)	(432,149)
Issuance of common stock for services	-	-	37,000	370	-	77,330	-	77,700
Issuance of common stock warrants for services	-	-	-	-	39,761	-	-	39,761
Warrants issued for debt extension	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	214,500	2,145	-	470,755	-	472,900
Conversion of debt and interest for common stock	-	-	140,200	1,402	-	349,098	-	350,500
Issuance of common stock for dividends paid-in-kind	-	-	31,810	318	-	63,938	-	64,256
Issuance of common stock for interest paid-in-kind	-	-	558,100	5,581	-	1,167,877	-	1,173,458
Stock issued with debt	-	-	92,000	920	-	141,560	-	142,480
Warrants issued with debt	-	-	-	-	87,436	-	-	87,436
Net loss	-	-	-	-	-	-	(4,239,685)	(4,239,685)
BALANCE, March 31, 2022	109,878	$1,099	10,194,136	$101,942	$31,974,888	$63,867,846	$(120,694,086)	$(24,748,311)
Stock-based compensation	-	-	-	-	-	32,074	-	32,074
Stock option exercise	-	-	25,279	253	-	17,190	-	17,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,708)	(431,708)
Issuance of common stock for services	-	-	40,000	400	-	67,400	-	67,800
Common stock issued for debt extension	-	-	106,400	1,064	-	190,239	-	191,303
Conversion of preferred stock for common stock	(4)	(1)	4,400	44	-	(43)	-	-
Issuance of common stock for dividends paid-in-kind	-	-	86,464	865	-	150,156	-	151,021
Issuance of common stock for interest paid-in-kind	-	-	224,500	2,245	-	386,270	-	388,515
Stock issued with debt	-	-	22,000	220	-	35,628	-	35,848
Net loss	-	-	-	-	-	-	(2,916,338)	(2,916,338)
BALANCE, June 30, 2022	109,874	$1,098	10,703,179	$107,033	$31,974,888	$64,746,760	$(124,042,132)	$(27,212,353)
Stock-based compensation	-	-	-	-	-	32,427	-	32,427
Issuance of common stock for interest paid-in-kind	-	-	389,500	3,895	-	630,410	-	634,305
Issuance of common stock for dividends paid-in-kind	-	-	52,032	520	-	90,536	-	91,056
Issuance of common stock for services	-	-	113,500	1,135	-	166,240		167,375
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,709)	(431,709)
Common stock issued for debt extension	-	-	707,900	7,079	-	1,043,396	-	1,050,475
Warrants issued for services	-	-	-	-	14,734	-	-	14,734
Stock issued with debt	-	-	254,500	2,545	-	331,720	-	334,265
Stock warrants issued	-	-	-	-	6,140	-	-	6,140
Net loss	-	-	-	-	-	-	(4,462,237)	(4,462,237)
BALANCE, September 30, 2022	109,874	$1,098	12,220,611	$122,207	$31,995,762	$67,041,489	$(128,936,078)	$(29,775,522)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	8

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

1) Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”), (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

The Company was founded on the belief that its PCT platform had the potential to significantly increase the quality of sample preparation in both research and clinical settings. This premise has been well proven and PBI has been successful in installing its PCT platform in the laboratories of key opinion leaders worldwide. Although developed subsequently, the Company now assesses that the commercial potential for its UST platform across diverse multi-billion-dollar markets far exceeds the potential of the PCT platform. Consequently, in January 2022, PBI made the critical strategy decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (8 issued patents) is based on the use of intense shear forces from ultra-high-pressure discharge (greater than 20,000 psi) through a dynamically controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin, astaxanthin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company first introduced the UST Platform in May 2022 through participation in several cannabis/health & wellness meetings combined with a free-sample program. Executed agreements were subsequently announced with six CBD companies and one cosmeceutical/skincare company for full commercialization in Q3 202 3. The Company began shipping Nano CBD topical spray on October 2, 2023.

The BaroFold Platform (14 issued patents) can be used to significantly improve the quality and production costs of protein biotherapeutics. It employs high pressure manipulations for the disaggregation, unfolding and controlled refolding of proteins to their desired native structures at yields and efficiencies not achievable using existing technologies. The BaroFold Platform has been shown to remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy, safety, and cost for both new-drug entities and biosimilar (follow-on biologic) products. It is scalable and practical for standard manufacturing processes.

The PCT Platform (17 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements, such as cell lysis and biomolecule extraction from tissue samples). Our focus for PCT is on making, GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 250 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 200 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

2) Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, we have experienced losses from operations and negative cash flows from operationing business since our inception. As of September 30, 2023, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past as described in Notes 5 and 6. In addition, we raised debt and equity capital after September 30, 2023, as described in Note 7. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	9

3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2023.

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

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	10

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues as consistent with treatment in prior periods.

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

We apply ASC 845, “Accounting for Non-Monetary Transactions”, to account for products and services sold through non-cash transactions based on the fair values of the products and services involved, where such values can be determined. Non-cash exchanges would require revenue to be recognized at recorded cost or carrying value of the assets or services sold if any of the following conditions apply:

a)	The fair value of the asset or service involved is not determinable.

b)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.

c)	The transaction lacks commercial substance.

We recognize revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	11

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2023	2022	2023	2022
North America	$251	$138	$1,067	$709
Europe	76	13	130	61
Asia	86	(7)	468	352
	$413	$144	$1,665	$1,122

	Three Months Ended September 30,		Nine Months Ended September 30,
Major products/services lines	2023	2022	2023	2022
Hardware	$273	$1	$994	$532
Consumables	50	49	173	165
Contract research services	-1	-	35	125
Sample preparation accessories	31	41	113	93
Technical support/extended service contracts	34	41	123	94

Agrochem Products	15	10	181	93
Shipping and handling	11	2	38	20
Other		-	8	-
	$413	$144	$1,665	$1,122

	Three Months Ended September 30,		Nine Months Ended September 30,
Timing of revenue recognition	2023	2022	2023	2022
Products transferred at a point in time	$379	$103	$1,506	$903
Services transferred over time	34	41	159	219
	$413	$144	$1,665	$1,122

Contract balances

In thousands of US dollars ($)	September 30, 2023	December 31, 2022
Receivables, which are included in ‘Accounts Receivable’	$329	$295
Contract liabilities (deferred revenue)	59	60

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	12

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2023	2024	Total
Extended warranty service	$48	$11	$59

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

The following table illustrates the level of concentration as a percentage of total revenues during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Top five customers	80%	42%	49%	31%
Federal agencies	18%	4%	5%	1%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of September 30, 2023 and December 31, 2022. The Top Five Customers category may include federal agency receivable balances if applicable.

	September 30, 2023	December 31, 2022
Top five customers	80%	93%
Federal agencies	22%	0%

Product Supply

In recent years we utilized a contract assembler for our Barocycler® 2320EXT. They provided us with precision manufacturing services that included management support services to meet our specific application and operational requirements. Among the services provided to us were:

●	CNC Machining
●	Contract Assembly & Kitting
●	Component and Subassembly Design
●	Inventory Management
●	ISO certification

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	13

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

Investment in Equity Securities

As of September 30, 2023, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities.” ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of September 30, 2023, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $77,918. We recorded $14,280 as an unrealized gain during the nine months ended September 30, 2023 for changes in market value.

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

The following table illustrates our computation of loss per share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common shareholders	$(6,261,999)	$(4,893,946)	$(24,666,565)	$(12,913,826)
Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	21,716,950	11,131,742	20,337,229	10,429,817
Loss per common share - basic and diluted	$(0.29)	$(0.44)	$(1.21)	$(1.24)

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	14

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

	As of September 30,
	2023	2022
Stock options	3,420,754	1,307,822
Convertible debt	7,417,906	6,471,034
Common stock warrants	15,732,940	16,293,768
Convertible preferred stock:
Series D Convertible Preferred Stock	6,250	25,000
Series G Convertible Preferred Stock	-	26,857
Series H Convertible Preferred Stock	-	33,334
Series H2 Convertible Preferred Stock	-	70,000
Series J Convertible Preferred Stock	-	115,267
Series K Convertible Preferred Stock	-	229,334
Series AA Convertible Preferred Stock	8,601,000	8,645,000
Series BB Convertible Preferred Stock	8,580,000	-
Series CC Convertible Preferred Stock	4,010,000	-
	47,768,850	33,217,416

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

Determining Fair Value of Stock Option Grants

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the nine months ended September 30, 2023:

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs)
Expected volatility	130.5%
Risk-free interest rate	3.90%
Forfeiture rate	0 to 5.00%
Expected dividend yield	0.0%

Valuation and Amortization Method - The fair value of each option award is estimated on the date of the grant using the Black-Scholes pricing model based on certain assumptions. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Expected Term - The Company uses the simplified calculation of expected life, as the Company does not currently have sufficient historical exercise data on which to base an estimate of the expected term. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the award.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	15

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

The Company recognized stock-based compensation expense of $140,622 and $32,427 for the three months ended September 30, 2023 and 2022, respectively. The company recognized stock-based compensation expense of $1,706,420 and $128,984 for the nine months ended September 30, 2023 and 2022, respectfully. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of sales	$11,183	$2,184	$75,724	$8,694
Research and development	35,676	9,499	241,585	37,803
Selling and marketing	17,150	4,583	102,675	18,166
General and administrative	76,613	16,161	1,286,436	64,321
Total stock-based compensation expense	$140,622	$32,427	$1,706,420	$128,984

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023:

		Fair value measurements at September 30, 2023 using:
	September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$77,918	$77,918	-	-
Total Financial Assets	$77,918	$77,918	$-	$-

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

We extended our lease for our space in Medford, MA (the “Medford Lease”) from December 30, 2020 to December 30, 2023. The lease required monthly payments of $7,282 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least nine months prior to the expiration of the current lease term.

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2023:

Year	Total
October 1 – December 31, 2023	$15,887
2024	64,393
2025	66,969
2026	51,778
Total future undiscounted lease payments	199,027
Less imputed interest	(61,481)
Present value of lease liabilities	$137,546

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	16

The operating cash flows from the operating leases were $122,671 for the nine months ended September 30, 2023 and $82,001 for the nine months ended September 30, 2022. The weighted-average remaining lease term (years) of the above leases is 2.59 year as of September 30, 2023.

Below is a table for the right of use asset and the corresponding lease liability in the consolidated balance sheets:

Operating Leases	September 30, 2023	December 31, 2022
Right of use asset	$159,424	$282,095
Right of use liability, current	$66,259	$142,171
Right of use liability, long term	$71,287	$139,924
Total lease liability	$137,546	$282,095

The weighted-average discount rate is 12%.

The Company had no financing leases during the nine months ended September 30, 2023 and 2022.

The components of lease cost for operating leases for the nine months ended September 30, 2023 and 2022 are as follows:

	September 30, 2023	September 30, 2022
Operating lease cost	$153,290	$152,193
Short-term lease cost	110,205	123,514
Total lease cost	$263,495	$275,707

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

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space, and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2022 and $60,000 in 2023. For the nine months ended September 30, 2023 and September 30, 2022, the Company reported $55,400 and $65,100, respectively in TDI fees.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	17

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

5) Debt

Convertible Debt

On various dates during the nine months ended September 30, 2023, the Company issued convertible notes for net proceeds of approximate total of $4.3 million which contained varied terms and conditions as follows: a) 1-12 month maturity date; b) interest rates of 0-120%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock and preferred stock issued with the notes of $1,832,757  was recorded as a debt discount to be amortized over the term of the notes. We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment on September 30, 2023.

For the nine months ended September 30, 2023, deferred financing costs and OID issued with the debt are $648,470  and the Company repaid $2,462,269.

The summary of specific terms of the convertible notes and outstanding balances as of September 30, 2023, and December 31, 2022, are listed in the tables below. The convertible notes are from numerous parties and with original issue dates from July 2019 to September 2023 and maturity dates from July 2020 to September 2024. There are approximately $12.3 million of notes that are past due as of September 30, 2023.

	September 30, 2023			December 31, 2022
Holders	Interest Rate	Conversion Price	Principal	Interest Rate	Conversion Price	Principal
Main Investor	10%	$2.50 (1)	$8,586,750	10%	$2.50 (1)	$9,393,150
Others	0 to 24%	$2.50 (2) or $7.50	10,379,763	0 to 24%	$2.50 (2) or $7.50	8,886,036
Totals						18,279,186
Discount			744,393			455,517
Net			$18,222,120			$17,823,669

Notes:

(1)	Conversion price of these note is $2.50 except for a note for $189,750, which will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default and $729,100 lower of (i) $2.50 or (ii) the conversion price of the Series AA Preferred Stock as adjusted. These notes are secured by all assets of the company.

(2)	Conversion price of these notes is $2.50 but also varies with one or more of these notes having the following conversion adjustment:

a.	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	18

b.	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
c.	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
d.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
e.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
f.	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
g.	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert notes which can be the lower of 1) the Voluntary Conversion Price, or 2) 70% of the 5-day VWAP prior to conversion.
h.	Conversion price is $2.50. If note is in default, it is $1.
i.	Notes can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or 10% off Up-list price.
j.	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
k.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan with a principal balance of $950,000 as of September 30, 2023 is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
l.	Some notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.

For the nine months ended September 30, 2023, the Company recognized amortization expense related to the debt discounts indicated above of $2,621,523. The unamortized debt discounts as of September 30, 2023 related to the convertible notes amounted to $744,393.

As of September 30, 2023, the principal balance that is secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. is $352,188.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. During the nine months ended September 30, 2023, the Company settled one note with total principal of $302,484, leaving one final lender (three notes) with total principal of $272,500 outstanding and incurred interest, penalties and fees of approximately $253,425  in connection with the Standstill and Forbearance Agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the nine months ended September 30, 2023 at substantially the same terms for extensions ranging over a period of two to nine months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	19

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the nine months ended September 30, 2023 we recorded gains on extinguishment of liabilities of approximately $0.7 million  by calculating the difference of the fair value of the new debt and the carrying value of the old debt. During the nine months ended September 30, 2023, the Company extended 17 loans totaling $3,917,898 and increased the principal to $4,067,898.  The Company issued 1,346,800 shares of common stock and 741 shares of preferred stock  for these extensions and increased principal.

Other Debt

No notes in Other Debt are past due as of September 30, 2023.

	September 30, 2023		December 31, 2022
Holders	Interest Rate	Principal	Interest Rate	Principal
Non-Convertible	(1)	$1,016,500	(1)	$878,809
Merchant debt (3)		1,014,010		760,160
SBA (2)	3.75%	162,522	3.75%	150,000
Totals		2,193,032		$1,788,969
Discount		-		-
Long Term		162,522		150,000
Short Term		$2,030,510		$1,638,969

Notes:

(1)	Interest varies from 1% to 10%. The maturity is between being past due and May 2, 2023. As of September 30, 2023, $861,500 of the non-convertible debt is past due.
(2)	The Company entered a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets. During the nine months ended September 30, 2023, $14,719 interest was deferred and added to principal on EIDL loan and the Company repaid $2,197 principal on this loan. During the year ended December 31, 2020, the Company borrowed $367,039 (two-year term and 1% interest rate per annum) under the Payroll Protection program (or “2020 PPP”). During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL to December 2022. In year 2021, both 2020 PPP and 2021 PPP was forgiven by the United States and SBA.
(3)	During the nine months ended September 30, 2023 and the year ended December 31, 2022 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 4.1% - 100.9% per month. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the Daily Payment Rate. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day. The Company’s Chief Executive Officer guarantees the Company’s performance of all representations, warranties, and covenants made by the Company in the Agreement. For loans outstanding on September 30, 2023, the maturity dates ranged from June 26, 2023 to October 15, 2023. For loan outstanding on December 31, 2022, the maturity dates ranged from April 4 to June 6, 2023.

Related Party Notes

	September 30, 2023		December 31, 2022
Holders	Interest Rate	Principal	Interest Rate	Principal	Security
Officers & Directors	(1)	$522,450	(1)	$521,950	Unsecured
Other Related Parties	12%	126,050	12%	120,850	Unsecured
Totals		648,500		642,800
Discount		514		7,915
Net		$647,986		$634,885

Notes:

(1)	Interest varies from 12% to 120%.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	20

During the nine months ended September 30, 2023, we received short-term convertible loans of $164,700 with $5,514 OID from related parties and repaid $159,000 of related party loans. These notes bear interest of 12% to 120% and are due upon demand. All related party notes are convertible at $2.50/share.

We amortized $592,099  of debt discounts during the nine months ended September 30, 2023 for all non-convertible and related party notes. The total unamortized discount for all non-convertible and related party convertible notes as of September 30, 2023, and December 31, 2022 was $514 and $7,915, respectively.

6) Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. Of the 1,000,000 shares of preferred stock, the following is outstanding:

	September 30, 2023	December 31, 2022
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 75 shares issued and outstanding on September 30, 2023, and 300 shares issued and outstanding on December 31, 2022 (Liquidation value of $300,000)	$-	$3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; no shares issued and outstanding on September 30, 2023 and 80,570 shares issued and outstanding on December 31, 2022	-	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; no shares issued and outstanding on September 30, 2023 and 10,000 shares issued and outstanding on December 31, 2022	-	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; no shares issued and outstanding on September 30, 2023 and 3,458 shares issued and outstanding on December 31, 2022	-	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; no shares issued and outstanding on September 30, 2023 and 6,880 shares issued and outstanding on December 31, 2022	-	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,601 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	86	86
Series BB Convertible Preferred Stock, $.01 par value; 1,000 shares authorized; 858 shares issued and outstanding on September 30, 2023 and no shares outstanding at December 31, 2022	10	-
Series CC Convertible Preferred Stock, $.01 par value; 2,000 shares authorized; 401 shares issued and outstanding on September 30, 2023 and no shares outstanding at December 31, 2022	4	-
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; no shares issued and outstanding on September 30, 2023 and 21 shares issued and outstanding on December 31, 2022	-	-
Series A Junior Participating Preferred Stock, $.01 par value, 20,000 shares authorized, no shares outstanding	-	-
Series A Convertible Preferred Stock, $.01 par value, 313,960 shares authorized, no shares outstanding	-	-
Series B Convertible Preferred Stock, $.01 par value, 279,256 shares authorized, no shares outstanding	-	-
Series C Convertible Preferred Stock, $.01 par value, 88,098 shares authorized, no shares outstanding	-	-
Series E Convertible Preferred Stock, $.01 par value, 500 shares authorized, no shares outstanding	-	-
Total Convertible Preferred Shares	$100	$1,098

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	21

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

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	22

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

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	23

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

During the nine months ended September 30, 2023 the Company issued a total of 953 shares of Series BB restricted preferred stock and 401 shares of Series CC restricted preferred stock to accredited investors and consultants, with the following detail:

●	92 shares of Series BB preferred stock with a fair value of $617,200, for services rendered;
●	741 shares of Series BB preferred stock with a fair value of $2,683,600 for convertible debt extensions;
●	58 shares of Series BB preferred stock with a fair value of $539,487 and issued with convertible debt;
●	62 shares of Series BB preferred stock from the conversion of common stock to preferred stock;
●	95 shares of Series BB preferred stock was converted into common stock;
●	401 shares of Series CC preferred stock with a fair value of $10,017,212 for the conversion of debt/accrued interest and dividends.

Stock Options and Warrants

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of September 30, 2023, options to acquire 3,420,754 shares were outstanding under these Plans.

As of September 30, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $963,322 , which is expected to be recognized over weighted average period of 2.2 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of September 30, 2023, based on the September 30, 2023, closing stock price of $0.20, was $0.00.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average		Total
	Shares	price per share	Shares	price per share	Shares	Exercisable
Balance outstanding, December 31, 2022	1,307,822	$0.72	16,278,769	$3.50	17,586,591	17,570,591
Granted	2,230,484	1.50	100,000	3.50	2,330,484
Exercised	(117,552)	0.69	-		(117,552)
Expired	-		(645,829)	3.50	(645,829)
Forfeited	-		-		-
Balance outstanding, September 30, 2023	3,420,754	$1.23	15,732,940	$3.50	19,153,694	18,289,721

As of September 30, 2023, the 3,420,754 options outstanding have a $1.23 weighted average exercise price and 8.14 years of weighted average remaining life for outstanding options and 7.75 years of weighted average remaining life for exercisable options. Of these options, 2,556,781 are currently exercisable.

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

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	24

As of September 30, 2023, the warrants outstanding have a $3.50 weighted average exercise price and a 2.42 year weighted average remaining life.

Common Stock and Warrant Issuances

During the nine months ended September 30, 2023, the Company accrued approximately $3,715,204  in interest expense for these obligations to issue common stock. During the nine months ended September 30, 2022, the Company accrued $634,305 in interest expense for these obligations to issue common stock.

During the nine months ended September 30, 2023 the Company issued a total of 9,717,035 shares of restricted common stock and to accredited investors and consultants, with the following detail:

●	4,094,121 shares of common stock with a fair value of $3,715,204 to lenders for interest paid-in-kind;
●	1,630,500 shares with a fair value of $1,917,036 for services rendered;
●	203,613 shares with a fair value of $509,033 for conversions of debt principal and interest;
●	117,552 shares for stock option exercises (at an exercise price of $0.69 per share);
●	142,767 shares with a fair value of $162,528 for dividends paid-in-kind;
●	1,258,742 shares with a fair value of $1,293,270 for common stock issued with convertible debt;
●	1,346,800 shares with a fair value of $1,671,573 for convertible debt extensions;
●	60,000 shares with a fair value of $150,000 for sale of common, and
●	1,486,940 shares for the conversion of preferred stock to common stock.

During the nine months ended September 30, 2023, the Company issued 100,000 warrants (four-year term at a $3.50 exercise price) to acquire common stock at a fair value of $61,609 to a consultant for professional services.

During the nine months ended September 30, 2022, we issued 3,100,085 shares of restricted common stock to accredited investors and consultants, 140,200 shares with a fair value of $350,500 for conversions of debt principal and interest for common stock, 1,172,100 of the shares with a fair value of $2,196,278 were issued for interest paid-in-kind, 190,500 of the shares with a fair value of $312,875 were issued for services rendered,170,306 shares with a fair value of $306,333 for dividends paid-in-kind, 368,500 shares with a fair value $512,593 for new convertible debt issuances, 25,279 shares with a fair value of $17,433 from a stock option exercise, 1,028,800 shares with a fair value of $1,714,678 for debt extension and shareholders converted shares of series AA convertible preferred stock into 4,400 shares of common stock

During the nine months ended September 30, 2022, we issued 277,500 warrants (three-year to five-year terms at a $3.50 exercise price) to acquire common stock at a total fair value of $280,608 to a lender in conjunction with the signing of new convertible loans, a vendor for services rendered and for debt extension.

7) Subsequent Events

From October 1, 2023, through November 10, 2023, the Company issued seven (7) convertible loan with a principal balance of $439,000. The terms of the convertible notes were 15 days to 12 months with interest rates of 10-120% and convertible into the Company’s common stock at a fixed rate of $2.50 per share. In this time the Company also issued 278,500 shares of common stock for new convertible debt loans in the third quarter, 455,350 shares of common stock for accrued interest paid-in-kind, 310,000 shares of common stock for debt extensions, 505,000 shares of common stock from the conversion of Series BB preferred stock, 145,809 shares of common stock for Series AA preferred dividends and 40 Series BB preferred stock for professional services.

On October 18, 2023, the Board of Directors (the “Board”) of Pressure BioSciences, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Pressure BioSciences, Inc. 2021 Equity Incentive Plan (the “Plan”). The Plan originally provided that no one person could be granted awards pursuant to the Plan during any one fiscal year to purchase more than 300,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). Pursuant to the amendment, the yearly limit for any one person was raised to 500,000 shares of Common Stock.

On the same date, the Board granted a total of 1,500,000 stock options to a number of employees, consultants and the four members of the Board with each option having an exercise price of $0.25 per share. Each award of options expires on October 18, 2033. The options for the members of the Board vest in equal amounts over twelve (12) months. The options for Mr. Schumacher and Drs. Ting and Lazarev were each vested 25% on the date of issuance and 25% of the options vest each year for the next three (3) years.

In addition, on the same date, the Board approved the repricing of all outstanding options (including those held by the Board members and the named executive officers) to $0.25. The previous exercise prices of the outstanding stock options held by the Board members and the named executive officers ranged from $0.69 to $1.50.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	25

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

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	26

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”), (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

The Company was founded on the belief that its PCT platform had the potential to significantly increase the quality of sample preparation in both research and clinical settings. This premise has been well proven and PBI has been successful in installing its PCT platform in the laboratories of key opinion leaders worldwide. Although developed subsequently, the Company now assesses that the commercial potential for its UST platform across diverse multi-billion dollar markets far exceeds the potential of the PCT platform. Consequently, in January 2022, PBI made the critical strategy decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (8 issued patents) is based on the use of intense shear forces from ultra-high pressure discharge (greater than 20,000 psi) through a dynamically-controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin, astaxanthin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company began early commercial introduction of the UST Platform in May 2022, and executed agreements were subsequently announced with three CBD companies and one cosmeceutical/skincare company for commercialization in Q4 2022.

The BaroFold Platform (14 issued patents) can be used to significantly improve the quality and production costs of protein biotherapeutics. It employs high-pressure manipulations for the disaggregation, unfolding and controlled refolding of proteins to their desired native structures at yields and efficiencies not achievable using existing technologies. The BaroFold Platform has been shown to remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy, safety, and cost for both new-drug entities and biosimilar (follow-on biologic) products. It is scalable and practical for standard manufacturing processes.

The PCT Platform (17 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements, such as cell lysis and biomolecule extraction from tissue samples). Our focus for PCT is on making our, GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 225 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 200 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

2023 Key Accomplishments

From January 1, 2023 to September 30, 2023, we announced the following key accomplishments:

●	September 22: PBIO’s partner Veterans Service Team increases existing purchase order by 10X for bottles of UltraShear Nano-CBD topical spray, effective immediately.
●	September 21: PBIO’s fulfillment of UltraShear Nano-CBD orders is underway; customer shipments begin first week of October
●	September 8: PBIO’s Barofold technology achieves pivotal equipment sale and begins scale-up in service to leading global contract development and manufacturing organization.
●	August 30: PBIO provides second progress report on UltraShear Nano-CBD Launch: “Drive to 420”.
●	August 22: PBIO reports Q22023 financial results, provides business update, and offers guidance.
●	August 9: PBIO reports strongly accelerating UltraShear Nano-CBD orders.
●	July 26: PBIO and master distributor Canopy CBD Farms announce major increase in sales pipeline.
●	July 25: PBIO to evaluate Company’s patented UltraShear process to extend shelf-life of fresh produce.
●	July 17: Company’s UltraShear Nano-CBD commercial roll-out program enters rapid expansion phase 2.
●	July 10: Company announces Nano-CBD topical spray distribution agreement with Crème de Canna.
●	July 6: Key academic publication further validates PBIO’s UltraShear platforms’ impact in clean-label foods.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	27

●	July 5: PBIO partners with Somalab Int’l for development & distribution of UltraShear-enabled health products.
●	June 13: PBIO partners with Veterans Service Team to offer exclusive access for VST members to Nano-CBD.
●	June 1: PBIO expands on six key goals for June 2023 with expected multi-million-dollar growth potential.
●	May 22: Commercial availability of Best-in-Class Nano-CBD topical spray with lightning-fast action announced.
●	May 16: PBIO announces Q1 2023 financial results: all-time quarterly record revenue.
●	May 9: Extended consumer testing strongly validates market transforming speed and dosing efficiency of PBIO’s UltraShear processed nano-THC oral spray.
●	April 26: PBIO updates rapid progress on potential sales of exclusive THC licenses.
●	April 21, 2023: PBIO unveils powerful THC market leapfrog opportunity with exclusive licensing of UltraShear nanoemulsion processing platform.
●	April 18: PBIO announces expansion into strategic manufacturing facilities with premier process tech company.
●	April 14: PBIO reports Q4 and FY 2022 financial results – offers guidance for a strong 2023.
●	April 6, 2023: PBIO and NutraLife Biosciences renew partnership for development and distribution of next generation nutraceuticals.
●	March 28: Company reports fresh sales momentum for PBI Agrochem.
●	March 22: PBIO receives $1.5 million contract for UltraShear nanoemulsified CBD.
●	March 1: Company announces the exchange of over $10 million of debt into equity.
●	February 1: Company receives record order (nearly $600,000) for 16 PCT instruments.
●	January 27: PBIO and One World Products partner to develop CBD-Nano sports performance/recovery drink.
●	January 19: Dramatic consumer testing results confirm UltraShear nanoemulsion oral spray delivers first effects and maximization in lightning speed – simple, reliable dosing delivers profoundly improved results.

Results of Operations

The following disclosure compares the results of operations for the quarter ended September 30, 2023 (“Q2 2023”) with September 30, 2022 (“Q2 2022”) and compares the nine months ended September 30, 2023 with September 30, 2022.

Products and Services Revenue

We recognized total revenue of $413,009 for Q3 2023 compared to $144,032 for Q3 2022, a 187% increase. For the year-to-date periods ending September 30, 2023 and September 30, 2022, we recognized revenue of $1,665,412 and $1,122,169 respectively, a 48% increase.

This increase in revenue was primarily attributable to a $506,828 increase in PCT instrumentation and consumable sales, a $30,295 increase in technical support services and an $87,378 increase in Agrochem products, offset by a decrease of $89,350 in scientific services.

Cost of Products and Services

The cost of products and services was $229,457 for Q3 2023 compared to $126,203 for Q3 2022. For the year-to-date periods ending September 30, 2023 and September 30, 2022 our cost of products and services were $844,684 and $742,707, respectively. Gross profit margin on products and services increased to 49% in the year-to-date period ended September 30, 2023 from 34% in the same period ended September 30, 2022. The increase in gross profit margin was attributable to $180,670 of Agrochem products sold in 2023 at no cost due to 2022 inventory write-off and a $79,901 instrument non-monetary exchange sale in 2022 was recorded at no profit.

Research and Development

Research and development expenses were $288,345 for Q3 2023 compared to $262,370 for Q3 2022. For the year-to-date periods ending September 30, 2023 and September 30, 2022, these expenses were $1,004,437 and $716,685, respectively, a 40% increase. The reported increase was due to a $71,777 reclass of salaries to COGS for a non-monetary instrument exchange in 2022 and $241,585 of stock-based compensation expense for employee stock options issued in 2023.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	28

Selling and Marketing

Selling and marketing expenses were $157,773 for Q3 2023 compared to $226,526 for Q3 2022. For the year-to-date periods ending September 30, 2023 and September 30, 2022, these expenses were $537,802 and $422,422, respectively a 27% increase The reported increase was primarily attributable to the hiring of a Marketing FTE in Q2 2023 and $102,675 of stock-based compensation expense for employee stock options issued in 2023.

General and Administrative

General and administrative expenses were $1,030,244 for Q3 2023 compared to $892,293 for Q3 2022. For the year-to-date periods ending September 30, 2023 and September 30, 2022, these expenses were $5,290,564 and $2,591,644, respectively, a 104% increase. The increase was primarily due to approximately $2.0  million common stock and warrants issued for services, approximately $1.3 million of stock-based compensation expense for employee, BOD and financial consultant stock options issued in 2023, and approximately $132,000 of financial consulting expenses in 2023, offset by an approximately $423,000 decrease in IR expenses.

Operating Loss

Operating loss was $1,292,809 for Q3 2023 compared to $1,363,360 for Q3 2022. For the year-to-date periods ending September 30, 2023 and September 30, 2022, the operating loss was $6,012,075 and $3,551,289 respectively, a 79% increase. This increase was primarily due to $2.0 millions in common stock and warrants issued for services and $1.7 million of stock-based compensation expense for employee, BOD financial consultant stock options issued in 2023, offset by an approximate $423,000 decrease in IR expenses.

Interest Expense, net

Interest expense was $4,338,759 for Q3 2023 compared to $2,034,021 for Q3 2022. For the year-to-date periods ending September 30, 2023 and September 30, 2022, these expenses were $14,112,098 and $6,448,771, respectively, a 119% increase. This increase was attributable to an increase in convertible debt and merchant cash loans, in addition to stock issuances for interest paid in kind and stock issued for debt extensions.

Unrealized gain on investment in equity securities

Unrealized loss on investments in equity securities was $5,965 for Q3 2023 compared to an unrealized loss of $8,675 for Q3 2022. For the nine months ended September 30, 2023, the unrealized gain on investment in equity securities was $14,280 as compared to an unrealized loss of $8,047 for the nine months ended September 30, 2022. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized a net gain of $0 for Q3 2023 compared to $1,054,122 of losses for Q3 2022. For the nine months ended September 30, 2023 the recognized net gain of $687,591 as compared to a net loss of $1,809,249 for the nine months ended September 30, 2022. The increase/decline in gains/losses was attributable to decreased extension and forgiveness activity.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $6,261,999 ($0.29 per share) for Q3 2023 compared to $4,893,946 ($0.44 per share) for Q3 2022. For the nine months ended September 30, 2023, the net loss attributable to common stock was $24,666,565 ($1.21 per share) as compared to $12,913,826 ($1.24 per share).

Liquidity and Financial Condition

We have experienced negative cash flows from operations since our inception. As of September 30, 2023, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 5 and 6 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received approximately $6.5 million  in net proceeds from loans in the nine months ended September 30, 2023. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 7 to the financial statements)

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	29

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the nine months ended September 30, 2023 was $2,053,823  as compared to $3,051,257 for the nine months ended September 30, 2022.

Net cash used in investing activities for the nine months ended September 30, 2023 was $7,495 compared to $20,754 in the nine months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $2,062,716 as compared to $3,170,580 for the nine months ended September 30, 2022.

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

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of September 30, 2023 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2022. These material weaknesses are the following:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.

●	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, valuation of warrants and other equity transactions.

●	Limited policies and procedures that cover recording and reporting of financial transactions.

●	Lack of multiple levels of review over the financial reporting process

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	30

We continue to plan to remediate those material weaknesses as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.

●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate once we generate significantly more revenue or raise significantly more working capital.

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the six-month period ended September 30, 2023, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On various dates in the nine months ended September 30, 2023 the Company issued a total of 9,917,035  of its common shares, 953 shares of Series BB preferred stock and 401 shares of Series CC preferred stock as follows:

●	117,552 shares from option exercises;
●	1,630,500 shares for professional services;
●	1,346,800 shares for debt extensions;
●	203,613 shares for conversion of debt and interest;

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	31

●	142,767 shares for dividends paid-in-kind;
●	4,094,121 shares for interest paid-in-kind;
●	1,258,742 shares for shares issued with debt;
●	60,000 shares from sale of common shares;
●	95 shares of Series BB preferred stock was converted to common stock;
●	92 shares of Series BB preferred stock for professional services;
●	741 shares of Series BB preferred stock for debt extensions;
●	58 shares of Series BB preferred stock issued with debt;
●	401 shares of Series CC preferred stock for conversion of debt/accrued interest and dividends, and
●	62 shares of Series BB preferred stock for the conversion of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

21.1*	Securities Issuance and Exchange Agreement
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: November 20, 2023	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pressure BioSciences, Inc.	September 30, 2023 10Q Report	33