Form 10-K
period 2023-12-31
PRESSURE BIOSCIENCES INC
filed 2024-06-07
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number 001-38185

PRESSURE BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2652826
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Neponset St., Canton, Massachusetts	02021
(Address of Principal Executive Offices)	(Zip Code)

(508) 230-1828

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2023 was $8,002,541 based on the closing price of $0.33 per share of Pressure BioSciences, Inc. common stock as quoted on the OTCQB Marketplace on that date.

As of June 4, 2024, there were 34,710,509 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

N/A.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	2

Introductory Comments

Throughout this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” “our Company,” and “PBI,” refer to Pressure BioSciences, Inc., a Massachusetts corporation, and unless the context indicates otherwise, also includes our two wholly owned subsidiaries.

Throughout this document we use the following terms: Barocycler® and PULSE®, which are registered trademarks of the Company. We also use the terms ProteoSolveTM, ProteoSolveLRSTM, the Power of PCTTM, the PCT ShredderTM, HUB440TM, HUB880TM, micro-PestleTM, PCT-HDTM, BaroFoldTM, Ultra Shear Technology™, “UltraShear™”, and UST™ all of which are unregistered trademarks of the Company.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications and revenue projections for Ultra Shear Technology (“UltraShear” or “UST”);
●	the potential applications and revenue projections for the BaroFold high-pressure protein refolding and disaggregation technology;
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of Pressure Cycling Technology (“PCT”) and UST units we believe will be installed and the expected increase in revenues from the sale of consumable products, extended service contracts, and BaroFold biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings, especially in the area of Ultra Shear Technology;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining research grants from the government in the future;
●	our expectations of the results of our development activities funded by government and academic research grants;
●	the potential size of the market for PCT, BaroFold, and UST applications;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing certain resources in the PCT market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables, and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative, and sales personnel; and
●	our ability to expand our customer base in applications of PCT, BaroFold, and UST products and services.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	3

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of this Annual Report on Form 10-K as well as those discussed elsewhere in this Annual Report on Form 10-K. We qualify all our forward-looking statements by these cautionary statements.

ITEM 1. BUSINESS.

Overview

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”), (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

The Company was founded on the belief that its PCT platform had the potential to significantly increase the quality of sample preparation in both research and clinical settings. This premise has been well proven and PBI has been successful in installing its PCT platform in the laboratories of key opinion leaders and many other scientists worldwide. Although developed subsequently, the Company now assesses that the commercial potential for its UST platform across diverse multi-billion-dollar markets far exceeds the potential of the PCT and BaroFold platforms. Consequently, in January 2022, PBI made the critical strategy decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

Products Overview

The UST Platform (8 issued patents) is based on the use of intense shear forces from ultra-high-pressure discharge (greater than 30,000 psi) through a dynamically controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin, astaxanthin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company first introduced the UST Platform in May 2022 through participation in several cannabis/health & wellness meetings combined with a free-sample program.    UST nanoemulsions are produced with effective commercial sterility and are extremely stable at room temperatures and offer great promise to help reduce costs of food and beverages, as well as drugs and vaccines, that require cold chain distribution and storage. The UST platform also produces nanoemulsions of extraordinary consistency and extremely low droplet size, yielding the ability to deliver their oil-soluble therapeutic and nutritional payloads with unprecedented speed and completeness of absorption and subsequent systemic bioavailability in intended recipients (human, animal, or plant). Currently the Company seeks product development collaborations and commercialization contracts across multi-billion-dollar market sectors including nutraceuticals, cosmeceuticals, food & beverages, pharmaceuticals, agrochemicals, and industrial products. Drug delivery and vaccine development groups in academia and industry are traditionally slower to adopt new technologies, but these pharmaceutical applications will also be targeted later, to take advantage of the UST Platform’s capacity to manufacture low nanometer-scale lipid droplets (nanoemulsions), solid Lipid NanoParticles (LNPs), and liposomes to revolutionize drug delivery and decrease the manufacturing and distribution costs of small molecule hydrophobic drugs, RNA-based drugs, and vaccines.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	4

The BaroFold Platform (14 issued patents) can be used to significantly improve the quality and lower the production costs of protein biotherapeutics. It employs high pressure manipulations for the disaggregation, unfolding and controlled refolding of proteins to their desired native structures at yields and efficiencies not achievable using other existing technologies. The BaroFold Platform has been shown to prevent formation of and/or remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy, safety, and cost for both new-drug entities and biosimilar (follow-on biologic) products. It is scalable and practical for standard manufacturing processes.

The PCT Platform (17 issued patents) uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements, such as biomolecule extraction from tissue samples and preparation of extracted molecules for analysis). Our focus for PCT is on making GMP-compliant, next generation PCT-based Barocycler EXTREME systems available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 250 academic, government, pharmaceutical, and biotech research laboratories worldwide. There are currently over 300 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

The Pressure Cycling Technology Platform

a. Description

Pressure Cycling Technology uses alternating cycles of hydrostatic pressure between ambient and ultra-high pressures to control bio-molecular interactions safely and reproducibly in sample preparation (e.g., the critical steps performed by tens of thousands of scientists worldwide prior to analytical measurements, such as biomolecule extraction from tissue samples and preparation of extracted molecules for analysis). Our focus for PCT is on making GMP-compliant, next generation PCT-based Barocycler EXTREME system available globally to biopharmaceutical drug manufacturers for use in the design, development, characterization, and quality control of biotherapeutic drugs. We currently have over 350 PCT Systems placed in approximately 250 academic, government, pharmaceutical, food and beverage, and biotech research laboratories worldwide. There are currently over 300 independent publications highlighting the advantages of using the PCT Platform in scientific research & clinical laboratories.

The most commonly used technique worldwide for the preservation of cancer and other tissues for long-term storage and subsequent pathology evaluation is to process them into formalin-fixed, paraffin-embedded (“FFPE”) samples. A number of our customers state in their publications that the quality and analysis of FFPE tissues is highly problematic, and that PCT offers significant advantages over current processing methods for the recovery and analysis of samples processed by FFPE, including enhanced standardization, speed, biomolecule recovery, and safety.

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies, other life science institutions, and food/beverage laboratories in the Americas, Europe, Asia, Africa and Australia/Pacific. Our goal is to continue market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease Barocycler and UST instrumentation to additional laboratories at current customer institutions.

b. Market

We focus most of our PCT research, development, and commercialization efforts on sample preparation and quality control analysis for genomic, proteomic, lipidomic, and small molecule studies. This market is comprised of academic and government research institutions, biotechnology and pharmaceutical companies, and other public and private laboratories that are engaged in studying genomic, proteomic, and small molecule biomarkers within plant and animal cells and tissues. We elected to initially focus our resources on the market of genomic, proteomic, and small molecule sample preparation because we believe it is an area that:

●	is a continuously growing market;
●	has a large and immediate need for better technology;
●	is comprised mostly of research laboratories, which are subject to minimal governmental regulation;
●	is a readily demonstrated application area for the development of our products;
●	is compatible with technical core competencies in our team; and
●	we currently have strong patent protection.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	5

We believe that our existing PCT, complementary constant pressure (“CP”) instruments, and related consumable products fill an important and growing need in the sample preparation market for the safe, rapid, versatile, reproducible, and more complete extraction of nucleic acids, proteins, and small molecules from a wide variety of plant and animal cells and tissues.

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

A mass spectrometer is a laboratory instrument used in the analysis of biological samples, often focused on proteins, in life sciences research. It is frequently used to help discover biomarkers. According to a July 2023 published market report by Global Market Insights, the mass spectrometry market size was $5.4 billion in 2022 and was forecasted to reach $9.8 billion in 2032. GMI listed a number of growth drivers, including growing applications in pharmaceutical and biotechnology industries – which are our areas of strength and focus. We believe our PCT and CP-based products offer significant advantages in speed, reproducibility, and quality completeness of results, compared with current techniques used in the preparation of samples for mass spectrometry analysis.

Biomarker Discovery – Precision Medicine

Precision medicine is an approach to patient care that allows doctors to select treatments that are most likely to help patients based on a specific biomolecular understanding of their disease. The goal of precision medicine is to facilitate selection and/or development of treatments that are tailored to the unique biomolecular variations specific to each person’s disease.

A significant roadblock in obtaining necessary information to advance precision medicine – specifically in proteogenomics, is sample preparation, along with the time required using conventional methods. We believe our PCT workflows address this roadblock by providing a rapid, reproducible means of extracting biomarkers from patient samples in a clinically relevant timeframe of 2 hours.

Biomarker Discovery – Cancer and Tumor Microenvironment

The most common technique used worldwide for the preservation of cancer and other tissues for subsequent pathology evaluation is formalin-fixation followed by paraffin-embedding, or FFPE. We believe that the quality and analysis of FFPE tissues is highly problematic, and that PCT offers significant advantages over current processing methods, including standardization, speed, biomolecule recovery, and safety.

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

Our customers include researchers at academic laboratories, government agencies, biotechnology companies, pharmaceutical companies, food & beverage laboratories, and other life science institutions in the Americas, Europe, Asia, Africa, and Australia/Pacific. Our goal is to continue aggressive market penetration in these target areas. We also believe that there is a significant opportunity to sell and/or lease additional Barocycler instrumentation to additional laboratories within current customer organizations.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	6

Sample Extraction Process

The process of preparing samples for genomic, proteomic, and small molecule studies includes a crucial step called sample extraction or sample disruption. This is the process of extracting nucleic acid i.e., DNA and/or RNA, proteins or small molecules from the plant or animal cells and tissues that are being studied. Sample preparation is widely regarded as a significant impediment to research and discovery and sample extraction is generally regarded as one of the key parts of sample preparation. Our current commercialization efforts are based upon our belief that pressure cycling technology provides a superior solution to sample extraction compared with other available technologies or procedures and can thus significantly improve the quality of sample preparation, and thus the quality of the test result.

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

Our PCT instruments (the Barocycler 2320EXT, the HUB440, and the HUB880) use cycles of high, hydrostatic pressure to quickly and efficiently break up the cellular structures of a specimen to release proteins, nucleic acids, lipids and small molecules from the specimen into our consumable processing tubes, referred to as our PULSE Tubes and MicroTubes. Our instruments have temperature control options (on-board heating via internal heating jacket or heating and chilling via an external circulating water or oil bath), automatic fill and dispensing valves, and an integrated touchscreen for interfacing with an onboard micro-processor or computer. The microprocessor, computer, or laptop computer are capable of saving specific PCT protocols, so the researcher can achieve maximum reproducibility for the preparation of nucleic acids, proteins, lipids, or small molecules from various biological samples. Our Barocycler instruments, consumable products and application specific kits make up our PCT Sample Preparation System.

Barocycler 2320EXTREME - The Barocycler 2320EXT is the flagship of the Company’s Barocycler line of PCT-based instruments. It weighs approximately 80lbs, delivers a maximum pressure of 45,000 psi, and can process up to 16 MicroTubes simultaneously. The working temperature range is 4 – 95ºC and is controlled via an on-board electric heating jacket or external circulating bath. All tests are entered and recorded on a touch screen interface. Information from each test run (pressure profile, cycle number, and temperature) is recorded and can be stored on the instrument, on a USB drive, or networked into the user’s lab computer system. Pressure profiles can be manipulated in a number of ways, including static high pressure holds and pressure ramp programs. The Barocycler 2320EXT is pneumatic and requires an input air source of only 100psi to achieve and cycle at high pressure.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	7

Barocycler HUB880 - The Barocycler HUB880 is a compact, portable, bench-top, ultra-high-pressure generator with vessel interface flexibility similar to the HUB440, that uses an air pressure-to-liquid pressure intensifier allowing the user to generate fluid pressure as high as 90,000 psi with input air pressure of just 126 psi. The HUB880 can be operated through a simple front panel or controlled using an optional external Data Acquisition and Control Module for dynamic pressure control. We believe that the HUB880 will be well accepted by scientists that need to achieve super high pressure, such as those working in the life science research, food safety and vaccine industries.

The Shredder SG3 – The Shredder SG3 System is a low shear mechanical homogenization system for use with tough, fibrous and other difficult-to-disrupt tissues and organisms. The Shredder SG3 System uses a variety of Shredder PULSE Tubes to directly and rapidly grind a biological sample which, when combined with selected buffers, can provide effective extraction of proteins, DNA, RNA, lipids and small molecules from tissues and organisms. The Shredder SG3 is also used to isolate intact and functional mitochondria from tissues. The Shredder SG3 features a three-position force setting lever, which enables the operator to select and apply reproducible force to the sample during the shredding process and eliminates the need for the operator to exert force for long periods when processing one or more samples.

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

d. Competition

We compete with companies that have existing technologies for the extraction of nucleic acids, proteins, lipids, and small molecules from cells and tissues, including methods such as mortar and pestle grinding, sonication, rotor-stator homogenization, French Press, bead beating, freezer milling, enzymatic digestion, and chemical dissolution. We believe that there are a number of significant issues related to the use of these methods, including: complexity, sample containment, cross-contamination, shearing of biomolecules of interest, limited applicability to different sample types, ease-of-use, reproducibility, and cost. We believe that our PCT Sample Preparation System offers a number of significant advantages over these methods, including:

●	labor reduction	●	versatility
●	temperature control	●	efficiency
●	precision	●	simplicity
●	reproducibility	●	safety
●	analyte diversity	●	analyte abundance

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	8

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

e. Manufacturing and Supply

During 2023, we manufactured and assembled the Barocycler 2320EXT, Barocycler HUB440, HUB880, the SHREDDER SG3, and most of our consumables at our South Easton, MA facility (we moved to a manufacturing facility located in Canton MA in February 2024 that is much better suited for the manufacturing work that we do). We will regularly reassess the tradeoffs between in-house assembly versus the benefits of outsourced relationships for the entire Barocycler product line, and future instruments as well.

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

Collaboration Program

Our Collaboration Program is an important element of our business strategy. Initiating a collaboration with a researcher involves the installation of a Barocycler or CP instrument for an agreed upon period of time of approximately three to twelve months, a financial commitment that is beneficial to both the collaborator and PBI, and the execution of an agreed upon work plan. Our primary objectives for entering into a collaboration agreement include:

●	the development of a new application for PCT or CP in sample preparation;
●	the advancement and validation of our understanding of PCT or CP within an area of life sciences in which we already offer products;
●	the demonstration of the effectiveness of PCT or CP by specific research scientists, particularly Key Opinion Leaders (“KOLs”), who we believe can have a positive impact on market acceptance of PCT; and
●	the expectation of peer-reviewed publications and/or presentations at scientific meetings by a third party, especially a KOL, on the merits of PCT or CP.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	9

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

Active Collaborations:

a. RedShiftBio Inc.

b. Thomas Conrads, Inova Schar Cancer Center

c. Christine Vogel, NYU

d. Leica Microsystems, GmbH

e. Dr.V.M. Balasubramaniam, The Ohio State University

f. University of Delaware

g. Dr. Jennifer Van Eyk, Cedars Sinai Medical Center

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

Protein Purification

Many vaccines and drugs are comprised of proteins. These proteins need to be purified from complex mixtures as part of the manufacturing process. Current purification techniques often result in the loss of a significant amount of protein. Therefore, any method that could increase the amount of protein being recovered in the purification step, could subsequently lead to a reduction in cost to the manufacturer. We believe we have successfully generated proof-of-concept that PCT can satisfy this need. We believe that compared with current purification procedures, a process that uses PCT has the potential to increase protein recovery, increase the quality of the product, and lower production costs. We have been issued U.S. patents in this area.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	10

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

Overexpression of proteins in bacteria often results in the accumulation of the protein product in inactive insoluble deposits inside the cells, called inclusion bodies. Inclusion bodies protect the protein of interest from degradation and present simple and convenient ways to extract and purify it. Moreover, if the protein of interest is toxic or lethal to the host cell, then inclusion body expression may be the only available production method. However, the challenge of protein production in bacterial systems most often lies in conversion of inactive and misfolded proteins in the inclusion bodies into soluble, properly folded bioactive products. This conversion process is called protein refolding.

Traditional methods of protein refolding rely on using high concentrations of chemical denaturants and detergents to unfold misshapen proteins, and to disentangle and dissolve inactive aggregated proteins and to dissolve them, followed by up to 100-fold dilution or dialysis to remove interfering chemicals and then letting the proteins refold into their desired active forms. Since chemically driven unfolding is harsh, it tends to destroy most of the tertiary (folding) protein structure, some of which could be beneficial for subsequent refolding. Moreover, dilution- or dialysis-based methods take a long time and produce very low yields of refolded protein, while most of the unfolded protein material tends to get lost into irreversible aggregation. Overall, traditional refolding methods are usually inefficient, include multiple costly steps and have very low recovery yields. Pressure-mediated disaggregation and unfolding and refolding of proteins offers an attractive pathway for achieving much higher yields of correctly folded proteins with desired efficaciousness, produced at much lower cost, versus traditional chemically driven methodologies.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	11

Acquisition of BaroFold’s PreEMT™ high-pressure protein refolding technology in December 2017

Our acquisition of the assets of BaroFold, Inc. has significantly increased PBI’s intellectual property portfolio in high-pressure technologies with the addition of eight issued and several pending patents. These patents give PBI the ability to operate in several important areas for research and manufacturing in biologics: protein folding, re-folding and disaggregation. The patents also provide PBI the right to grant licenses to third parties to practice the BaroFold technology in both research laboratories and in biopharmaceutical manufacturing.

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

b. Market

According to a report entitled “Global Biopharmaceutical Market Report and Forecast 2023-2031” (Research and Markets (https://www.researchandmarkets.com/reports/5805734/global-biopharmaceuticals-market-report-forecast)), “The global biopharmaceuticals market value was USD 407.8 billion in 2022, driven by the increasing prevalence of chronic diseases, and advancements in biotechnology across the globe. The market size is anticipated to grow at a CAGR of 7.6% during the forecast period of 2023-2031 to achieve a value of USD 788.4 billion by 2031”.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	12

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

c. Products

Instruments: Barocycler 2320 EXT - a convenient screening tool for protein refolding optimization

Originally developed within the framework of our PCT platform business as a tool for biological sample preparation (as described in multiple places within this Form 10-K), our Barocycler 2320EXT instrument features a “ramp mode” in its control software that makes it ultimately suitable for performing research-scale experiments for protein refolding and disaggregation on a laboratory bench scale. Each protein molecule is biochemically unique and, while pressure is highly efficient in solubilization of practically any misfolded protein contained within inclusion bodies, a unique chemical environment may be required to persuade each unfolded protein molecule to refold into a stable biologically active state. Therefore, development of protein refolding methods requires screening experiments necessary to determine the most optimal composition of the chemical milieu for each protein of interest. The Barocycler 2320EXT is ideally suited for such experiments, providing researchers with the capability to process up to 12 specimens per batch in varying chemical environments. We believe that availability of this affordable screening tool will promote adoption of the high-pressure refolding approach among biopharmaceutical process development teams and academic researchers involved in development of protein biopharmaceuticals. The same instrument is also uniquely suited for studies of thermodynamics of protein aggregation and accelerated protein stability tests.

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

Life Science Research Reagent Manufacturers (Thermo Scientific, GE Healthcare, Danaher Corporation, Millipore-Sigma, Bio-Techne R&D Systems, etc.)

Academic Research Laboratories (U.S. and International universities and colleges) involved in development of protein pharmaceuticals, expression of recombinant proteins, protein structure analysis and biophysical characterization.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	13

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

f. Manufacturing and Supply

Manufacturing of the Barocycler 2320EXT has been covered elsewhere within this Form 10-K, since this instrument shares its utility with applications of the PCT technology platform. The PCT MicroTube consumable line is also shared between these two application areas.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	14

The UST Platform

a. Description

Animals and plants are water-based life forms. As such, they do not absorb oils very effectively, orally, transdermally or in any other manner. By creating extremely small and consistently sized droplets (<100nm) of oil in water, we are able to change many of the characteristics of these oil and water nanoemulsions, including stability, transparency, and absorbability. The UST™ Platform is based on the use of intense shear forces generated from ultra-high pressure (greater than 30,000 psi) discharged through a proprietary dynamically-controlled nanometer-scale valve orifice. UST has been shown to turn hydrophobic extracts of desired oil-soluble active molecules into stable, effectively water-soluble formulations on both laboratory and small process production scales, with a clear pathway to scale up for large scale production requirements. The UST Platform offers the potential to produce stable nanoemulsions of oil soluble active products in water. Such formulations could potentially have enormous success in many markets, including pharmaceuticals, nutraceuticals (such as medically important plant oil extracts like CBD-enriched plant oil soluble in water), cosmeceuticals and personal care products, liquid foods and beverages, agrochemicals, as well as inks, paints, lubricants and other industrial products. We believe that UST has the potential to play a significant role in a number of commercially important areas, including (i) the creation of stable nanoemulsions of otherwise immiscible fluids (e.g., oils and water), (ii) manufacturing of solid state nanomaterials, and (iii) the preparation of higher quality, homogenized, extended shelf-life or room temperature stable low-acid liquid foods that cannot be effectively preserved using existing non-thermal technologies, e.g., dairy products.

UST is an emerging technology that combines intense fluid shear forces with an instant, short-lived burst of heat achieved by specialized high-pressure equipment that can produce commercially sterile, pumpable, homogeneous fluid products. The UST process can provide energetic cellular disruption that results in the inactivation of bacteria, bacterial spores, viruses, and enzymes. Depending on operating conditions, low nano-scale emulsions (nanoemulsions) of oil and water mixtures can be produced that have been shown to have improved room-temperature shelf stability, and superior sensory profiles (taste, smell, texture and appearance). Of particular importance, oil-based active components delivered in such extreme nano-emulsions in water facilitates greatly improved absorption and bioavailability in the water-based biochemistry of humans, animals and plants, allowing for lower loading quantities (and costs) of actives required in manufacture, while ensuring safer and more controlled effective dosing.

The Company received its second US patent on UST in 2021 to complement two patents in China on UST, focused on a low cost, scalable approach for product manufacturing. Subsequently, patents were also issued in Canada, Australia, and Japan. The Company believes this method can find use in various nanoemulsion and nanoparticle applications for nutraceutical, pharmaceutical (e.g., drug and vaccine delivery), biotechnology (e.g., protein recovery, biomolecule extraction), agrochemical, cosmeceutical, and food & beverage (e.g., shelf-stable “clean label” products). We plan to design, develop, manufacture, and market UST-based production instruments, services and production to the life sciences and other industries. We initiated the process to build manufacturing-scale UST systems initially at two sites, in order to address current customer demands and the belief that a large number of foods, cosmetics/skincare, nutraceuticals, pharmaceutical, and other companies will follow. Our business model for UST is focused on service contracts for product development, demonstration and optimization, followed by tolling for production at small and intermediate scales, and finally by establishment of lease and licensing arrangements with companies desiring to control and integrate UST production in-house.

b. Market

In 2019, we focused efforts on developing and demonstrating the UST protocol and seeding demonstrations for early adopters, which would provide insights into market-driven formulations, product development, and ultimately end product requirements. Our initial market focus has been on cannabis extracts, as this market’s unmet needs for nanoemulsions solutions offered high visibility and ready access to funding, versus many other important target markets that have subsequently followed for development, such as cosmetics, food and beverage, nutraceutical, pharmaceutical, and industrial fluids and lubricants. In 2020, we refined the Ultra Shear Technology™ K45 instrument (the “BaroShear”) allowing us to run samples for multiple potential customers, which demonstrated the goal of producing room-temperature-stable, nearly mono-disperse, low-droplet-size nanoemulsions, validated by excellent transparency. (Transparency is achieved when nanoemulsion droplet sizes are well below ~150nm, i.e. a fraction of the wavelength range of visible light – an important indicator of achievement of consistent and extremely low droplet size nanoemulsions.)

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	15

We also moved forward in the development of the BaroShear Mini: a bench-top, laboratory-based instrument for research, formulation, demonstrations, and small volume processing; and the BaroShear Max: a high-volume, industrial-scale, clean-in-place (CIP), production-scale instrument.

In 2022, we demonstrated that our CBD nanoemulsion was stable for more than 30 months at room temperature or refrigerated conditions, and after repeated freeze/thaw events. By May 2024, the product has remained stable for more than 42 months. We shipped the first UltraShear Max system to our partners at The Ohio State University. We also initiated the setting up two bi-coastal facilities capable of meeting the development and production needs for customers throughout the U.S. In early October 2023, we shipped our first commercial batch of nanoemulsified CBD and announced important commercial relationships in both the hemp market and the cosmeceuticals vertical.

In 2024, we plan to commercialize UST in multiple market segments, per the following UST Commercialization Plan, which is wholly dependent on the Company raising either equity or debt capital, of which a minimum of at least $2 million is earmarked to support this Commercialization Plan.

Background.

●	It is widely accepted that oil-based active ingredients (vitamins, supplements, cosmeceuticals, agrochemicals, pharmaceuticals, and food/beverage) are poorly water soluble, have issues with stability, and exhibit significantly poor bioavailability.
●	It is also widely accepted that true, high quality nanoemulsions of oil-based active ingredients will exhibit significantly enhanced stability, better water-solubility, and vastly improved bioavailability.
●	Through our partnership with the College of Food, Agriculture, and Environmental Science at Ohio State University, we developed and patented a process (UltraShear) and machine (BaroShear) that can make the highest quality nanoemulsions of oil-based actives ingredients and water.
●	CBD was chosen as the initial nanoemulsified product (Nano-CBD topical spray) because (i) it had glaringly inadequate bioavailability, (ii) the starting material was easily purchased and inexpensive, (iii) was very popular and well-known on the nutraceutical market, (iv) had high intrinsic retail value, and (v) we experienced early success with CBD as we were developing the nanoemulsification process and equipment. See the initial independent scientific assessment results on UST-processed Nano-CBD in the peer reviewed journal Medical Cannabis and Cannabinoids and in the PBIO press release announcing the peer-reviewed publication.
●	PBIO has now generated data internally, with partners, and in consumer marketing studies to show that the UltraShear process results in significantly enhanced stability and bioavailability of oil-based active ingredients.
●	With current oil-based products, most active ingredients (vitamins, supplements, etc.) end up being not absorbed by the body but rather excreted in urine and stool. Conversely, UltraShear nanoemulsions are far more stable and absorb 3-10x more than current non-nano and poor nano products. Manufacturers will have the benefit of vastly reduced COGS and the consumer will absorb far more of the product they purchased.

2024 Plan.

●	Immediately generate brand awareness for UltraShear/UST.
●	Through B2B (PBIO) and DTC (Uncle Buds), a PBIO wholly-owned subsidiary acquired in 2024, sales of PBIO’s UltraShear-processed nanoemulsion products, we will introduce and spread the brand name of UltraShear Technology.
●	UltraShear Nanoemulsions will be produced under cGMP by PBIO staff in PBIO’s manufacturing facility in Canton, MA.
●	CBD Nanoemulsions are the initial product being sold by PBIO, as per the following: (i) small 15ml and 30ml bottles to retailers who will “white label” the product for sale, and (ii) in bulk 1 liter or larger containers for dispensing by our customers into small containers for sale to the consumer market.
●	A variety of additional UltraShear nanoemulsified oil-based products are currently being developed and are expected to be available in 2024 on a B2B basis through PBIO, including:
○	Astaxanthin , Curcumin, Turmeric, Acai
○	Vitamin D, Vitamin E, Vitamin K
○	Sleep Enhancers (Melatonin, CBG)
○	Cognitive (Memory) Enhancer (proprietary mixture of supplements and vitamins)
○	Immune Booster (mixture of potent antioxidants)
○	Pain Relievers (mixture of natural anti-inflammatory actives)
●	UltraShear nanoemulsified products will also be available on a DTC basis through Uncle Buds on-line and Amazon sales channels.
○	All of the above products being sold B2B by PBIO will also be available through Uncle Buds DTC network.
○	Additionally, oil-based products currently being sold by Uncle Buds will be enhanced by UltraShear processing and then made available, including products for:
●	Feminine Hygiene
●	Sexual Wellness

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	16

2025 Plan (and After).

●	PBIO will continue to sell B2B and DTC as per above, but we will initiate a Lease and License Model for UltraShear equipment (BaroShear machine and accessories).
●	The decision to begin equipment leasing is based on the following: many companies that sell products containing oil-based active ingredients (whether pharma, cosmetics, vitamins, nutraceuticals, food & beverage, or agrochemical), such as (for example only) L’Oreal, Revlon, Maybelline, J&J, Merck, Tilray, Curaleaf, Fuji, Ortho, Genentech, etc., will likely insist that their products be processed in their own facilities. To that end, we will lease the machines per the following.

Benchtop Machines (BaroShear Mini)

●	We will complete the development and make available small benchtop BaroShear Mini machines. These machines will be portable and able to be set up quickly in the customer’s lab. It will produce the same products and quality as the same as the large floor model BaroShear K45 or MAX machine but will produce at a much smaller volume. However, the output will be large enough for the customer to run batches of their active oil-based molecules (CBD, THC, Retinol, Curcumin, Prednisone, Neem oil, etc.), and then evaluate the nanoemulsified product. It’s the puppy dog approach…they will love the output, not want to give up the equipment, and will sign up for a larger, floor model, industrial grade machine.
●	The small benchtop BaroShear model can be leased to customers who want to make their own nano or want a “test bed” machine to test their libraries of oil-based active ingredients.
●	Time needed to build about 4 months. If long lead items can be bought in advance, the time to build would be reduced to about six weeks.
●	PBIO is open to partner with others to fund the building of the machines and to share in the downstream lease and license income.

Industrial Scale Floor Model Machines

●	We have spoken to many potential customers, and they would be highly reluctant to sign a lease for a machine that they then have to put money down for PBIO to build.
●	PBIO would build the machines ahead of time, let the customer have the benchtop (puppy dog) for a month or two, and then wheel in the larger machine when they are ready to lease.
●	Customer will pay up-front delivery, set-up, and training fees. They will pay a monthly lease. Finally, they will pay a royalty on sales of UltraShear Nanoemulsions of their product.
●	Time needed to build a BaroShear Mini is about 6 months. If long lead items can be bought in advance, the time to build would be reduced to about 2 months.
●	PBIO will be open to partner with others to fund the building of the machines and to share in the downstream lease and license income.

Additional Points to Consider

●	The same basic machine can be used for any field of use: pharma, cosmetics, nutraceuticals, etc. There may be slight modifications needed for each specific use, but the machine itself can be identical.
●	Consumables are required for each machine. Customers are responsible for the purchase of consumables from PBIO.
●	Maintenance will be included in the monthly lease cost.
●	The benchtop is an essential part of the plan. We already have designs on the product but will immediately need to get to a final first-generation design approved, as it is needed for the sales strategy…but these units will also be leased for multiple other reasons.
●	PBI technical team will need to develop methods and procedures for many of the most popular oil-based actives so that when a customer wants to nanoemulsify an active, there are instructions they can follow that will shorten their evaluation time and will also help move them on the path to success…and to leasing a larger machine.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	17

c. Products

The Ultra Shear Technology™ platform instrument prototype portfolio is currently comprised of three models for use in research, formulation, and processing of oil and water nanoemulsions.

○	UltraShear Mini – bench-top instrument to be used for research, formulation, and small volume processing. Throughput of at least 1mL / minute.
○	UltraShear K45 – pilot scale, floor standing instrument for throughput of at least 1L / hour.
○	UltraShear Max – floor standing, fully automated, CIP industrial production system for throughput of more than 4L / minute.

d. Customers

Cannabis extracts, cosmeceutical & personal care products, liquid foods & beverages, nutraceuticals, pharmaceuticals, agrochemicals, inks, paints, lubricants and other industrial products, and researchers and processors interested in developing stable, water-soluble nanoemulsions for any application.

e. Competition - High Pressure

The following companies are either direct or indirect competitors of PBI’s UST:

●	Avestin / ATA Scientific – Australia
●	Bee International, Easton, MA – USA
●	DyHydromatics, Maynard, MA - USA
●	ELVEFLOW an Elvesys brand, Paris, FRANCE
●	GEA Group – Dusseldorf, Germany
●	Microfluidics an IDEX Corp Company, Westwood, MA – USA

f. Manufacturing and Supply

PBI’s current commercialization strategy is to initially produce UST-processed bulk nanoemulsion products for companies in a variety of markets. These concentrated products will either be used as a final form or infused into another product and packaged by our customers. The development of both the machines and processes will be handled by PBI’s development and engineering team, with manufacturing at a combination of our locations, and utilizing selected Contract Manufacturing Organizations (CMO), and, ultimately, integrated into end customer operations under lease/license arrangements, where appropriate. We believe the demand for these high value concentrates will generate necessary revenues and allow us to begin production and marketing of devices for sale within 1-2 years. At that time, aftermarket service and support will initially be handled by PBI’s service and repair staff. As unit placements grow, we will investigate the expansion of PBI’s service and support organization or augment it with external partners.

The PBI Agrochem Platform

In July 2021, PBI established PBI Agrochem, Inc., a wholly owned agrochemicals subsidiary, in order to purchase up to $1M of “green” agrochemical products from a targeted acquisition, to allow the management of that dormant agrochemicals company to demonstrate the reestablishment of previous business relationships and sales channels, and to provide access to early agrochemical sales revenues for PBI (prior to closing the anticipated asset acquisition transaction). PBI Agrochem leased a warehouse near Sparks, NV and hired a warehouse manager to facilitate the shipping, storage and management of the “green” agrochemicals inventory. Management of the dormant agrochemicals company has not been effective in the reestablishment of sales channels and revenues to date. Based on this poor performance, on operational issues, on costs associated with this endeavor, and other concerns, the Company has written off the entire value of the inventory and other assets of PBI Agrochem and is evaluating future options for this subsidiary in 2024.

The Uncle Bud’s Acquisition and Sales/Marketing Platform

In January 2024, PBI completed the acquisition of Uncle Bud’s Hemp (renamed Uncle Bud’s Health & Wellness), a direct-to-consumer (DTC) packaged goods company, with extensive product development, marketing, and selling experience in the DTC vertical. Uncle Bud’s sells their products both online and through major retail chains.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	18

Launched in 2018 with a trailblazing hemp-based Pain Relief product, Uncle Bud’s has rapidly captured an innovative leadership role in the Hemp Seed Oil, Cannabidiol (CBD), and the broader Health & Wellness industry. The Uncle Bud’s brand is revered for its unwavering commitment to domestic manufacturing excellence, setting benchmarks for its organic, preservative-free, non-GMO standards and its ethical cruelty-free practices. Uncle Bud’s is dedicated to the highest-quality formulations and to continuous improvement, guided by the latest scientific research and development innovations – including the revolutionary performance breakthroughs delivered by PBIO’s patented UltraShear™ processing platform. Uncle Bud’s diverse product portfolio addresses an ever-broadening spectrum of consumer needs, encompassing pain relief, sophisticated skincare solutions, personal wellness and athletic recovery products, and specialized pet care items. As funding becomes available to drive their historically proven leverage in excellent returns on advertising spend (ROAS), we anticipate that Uncle Bud’s will be a major contributor to our UST sales growth in 2024 and beyond.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	19

Broadcasting Our PCT, BaroFold and UST Platform Technologies and Products

1.	We attend, exhibit, and present at top scientific meetings such as the American Society of Mass Spectrometry (ASMS) and both the US and International meetings of the Human Proteome Organization (HUPO). These meetings are an opportunity to present our technology and to showcase our products to scientists who require sample preparation in their research studies.

2.	Routine and timely “blast” emails to scientists in our database. Topics include new PCT-related publications, announcements of meetings, product advertisements, and a quarterly newsletter. The database we use is proprietary, as it has been built from attending scientific meetings and searching the internet for relevant publications and contact information. Pardot Marketing automation software is utilized for routing email campaigns, allowing us to measure customer engagement with our landing pages, articles and emails.

3.	We manage our database with SalesForce, a state-of-the-art Customer Relationship Management (CRM) system. Through SalesForce, we employ the marketing automation software Pardot to manage our email blasts. Pardot enables us to assess open rates, levels of interest, and to create automatic and constant contact with potential clients.

4.	We use social media platforms like LinkedIn, Twitter and Facebook to broadcast publications, webinars, our presence at scientific meetings, and press releases.

5.	We significantly upgraded our website. The upgraded website contains a state-of-the art search engine that enables researchers to rapidly find PCT-related publications and products.

6.	The website contains product information, published articles, and videos of our products to foster engagement, product interest, leads, order placement, and learning.

7.	Our scientists regularly present their findings and discuss our products at scientific sessions at regional, national, and international scientific conferences, and at corporate, government, and academic laboratories.

8.	In addition to electronic advertising, we have used and will continue to use print media to showcase our products.

In 2024, we plan to expand our Sales and Marketing team, in order to support these efforts. This expansion will happen immediately following the raise of $2 million in equity or debt financing that is earmarked to support commercialization of the Company’s product line.

c. Foreign Distribution Network

We have previously established distribution arrangements covering China, Poland, South Korea, Japan, and 24 countries in Western Europe.

On December 3, 2021, we entered into a two-year distribution agreement with Westlake Omics Biotechnology, Ltd, in Hangzhou, China, with the right to terminate the Agreement during the second year. On January 15, 2023 we terminated the distribution agreement with Westlake Omics.

On January 19, 2023, we entered into an exclusive distribution agreement for the Republic of China with PRS International Trade of Shanghai. The agreement is for two years and will expire in 2025 unless extended.

On September 30, 2023, we entered into an exclusive distribution agreement for India with Bioscreen Instrument Pvt, Ltd of Chennai, India. The agreement is for two years and will expire in 2025 unless extended.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	20

On August 1, 2021, we entered into an exclusive distribution agreement with Bioanalytic Corporation for Poland, all EU countries, and certain non-EU countries in western Europe. The Agreement expired on December 31, 2023. We are currently in contract renewal discussions.

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

Non-Exclusive and Other Distribution Agreements

In November 2011, we entered into a distributor agreement with OROBOROS Instruments Corp. (“OROBOROS”) of Austria, pursuant to which we granted OROBOROS non-exclusive world-wide distribution rights to our Shredder SG3 System and related products. The Agreement has not been terminated by either party.

On October 1, 2021 we renewed our ten year exclusive distribution relationship for all of the Americas with Constant Systems Ltd’s, to market, sell, install, and service their entire line of cell disruption equipment and parts. The distribution agreement was not renewed at the end of the two-year distribution period.

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

Our issued patents expire between 2024 and 2030. Any failure to obtain and maintain adequate patent protection may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing, sale or licensing of any of our products or technology platforms. It may also allow our competitors to duplicate our products without our permission and without compensation.

Summary of patents issued and pending for PBI:

Product	Issued	Pending
PCT	21	5
UST	13	9
BF	14	2
Total	48	16

License Agreements Relating to Pressure Cycling Technology

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	21

BioMolecular Assays, Inc.

In 1996, we acquired our initial equity interest in BioSeq, Inc., which at the time was developing our original pressure cycling technology. BioSeq, Inc. acquired its pressure cycling technology from BioMolecular Assays, Inc. under a technology transfer and patent assignment agreement. In 1998, we purchased all of the remaining outstanding capital stock of BioSeq, Inc., and at such time, the technology transfer and patent assignment agreement was amended to require us to pay BioMolecular Assays, Inc., a 5% royalty on our sales of products or services that incorporate or utilize the original pressure cycling technology that BioSeq, Inc. acquired from BioMolecular Assays, Inc. We were also required to pay BioMolecular Assays, Inc. 5% of the proceeds from any sale, transfer or license of all or any portion of the original pressure cycling technology. These payment obligations were terminated March 7, 2016 .

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

e. Developments and Accomplishments

January 1st – April 11th, 2024 Key Announcements

●	April 11, 2024: Uncle Bud’s to expand new Premium Collection with novel products.
●	April 2, 2024: Uncle Bud’s reports significant demand for new UltraShear CBD Body Revive Spray.
●	February 26, 2024: Uncle Buds reports powerful growth one month following acquisition by PBIO.
●	February 15: PBIO completes relocation into new facility with substantially increased manufacturing space, vastly improved efficiencies, and measurable cost savings.
●	February 5: Uncle Buds to launch premium health & wellness products; strong revenue expected.
●	January 22: PBIO announces closing of Uncle Bud’s acquisition in all-stock transaction.
●	January 18: PBIO reports on new UltraShear client with $300,000-plus product order.
●	January 16: PBIO reports $252,000 order from one of the world’s largest retailers.
●	January 11: PBIO signs definitive agreement for the acquisition of Uncle Buds Health & Wellness.
●	January 4: PBIO’s BaroFold platform expected to revolutionize biopharmaceutical production with help from new AI/ML technologies.

October 1, 2023 – December 31st 2023 Key Announcements

●	December 1, 2023: PBIO and Veterans Service Team launch UltraShear Best-in-Class Nano CBD Topical Spray - MMA Champ Cat Zingano now official VST ambassador.
●	November 21: PBIO reports Q3 2023 financial results.
●	November 2: PBIO and global contract development and manufacturing organization (CDMO) leader LONZA AG present breakthrough efficiency/economics data on PBIO’s BaroFold platform at leading scientific meeting.
●	October 18: PBIO announces exclusive distribution agreement with premier life sciences distributor in India.
●	October 10: PBIO continues expansion of UltraShear IP portfolio with award of first Canadian patent.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	22

f. Liquidity

Management has developed a plan to continue operations. This plan includes controlling expenses, streamlining operations, and obtaining capital through equity and/or debt financing. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

Although we have successfully completed multiple equity financings and reduced expenses in the past, we cannot assure our investors that our plans to address these matters in the future will be successful. Additional financing may not be available to us on a timely basis or on terms acceptable to us, if at all. In the event we are unable to raise sufficient funds on terms acceptable to us, we may be required to:

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

Some of our devices may also become subject to the European Pressure Equipment Directive, which requires certain pressure equipment to meet certain quality and safety standards. We do not believe that we are currently subject to this directive because our Barocycler instruments are below the threshold documented in the text of the directive. If our interpretation were to be challenged, we could incur significant costs defending the challenge, and we could face production and selling delays, all of which could harm our business.

We self-certify that our Barocycler instrumentation was electromagnetically compatible, or “CE” compliant, which means that our Barocycler instruments meet the essential requirements of the relevant European health, safety and environmental protection legislation. In order to maintain our CE Marking, a requirement to sell equipment in many countries of the European Union, we are obligated to uphold certain safety and quality standards.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	23

h. Employees

On December 31, 2023, we had 15 full-time employees and 1 part-time employee. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. Subject to our limited financial resources, we attempt to maintain employee benefit plans to enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with us.

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

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets at to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our revenue comes from the sale of our products. As a result, we will continue to incur operating losses until such time that sales of our products reach a mature level, and we are able to generate sufficient revenue from the sale of our products to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that businesses and prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	24

Our business could be adversely affected if we fail to implement and maintain effective disclosure controls and procedures and internal control over financial reporting.

We concluded that as of December 31, 2023, our disclosure controls and procedures and our internal control over financial reporting were not effective. We have determined that we have limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required time periods and that material weaknesses in our internal control over financial reporting exist relating to our accounting for complex equity transactions. If we are unable to implement and maintain effective disclosure controls and procedures and remediate the material weaknesses in a timely manner, or if we identify other material weaknesses in the future, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our business and financial condition. We identified a lack of sufficient segregation of duties.   Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventive controls to properly safeguard assets. In addition, investors may lose confidence in our reported information and the market price of our common stock may decline.

We have a history of operating losses, anticipate future losses and may never be profitable.

We have experienced significant operating losses in each period since we began investing resources in PCT and CP. These losses have resulted principally from research and development, sales and marketing, and general and administrative expenses associated with the development of our PCT business and more recently our BaroFold and UST business. During the year ended December 31, 2023, we recorded a net loss available to common shareholders of $35,202,434 or ($1.51) per share, as compared with $17,803,953 or ($1.61) per share, for the corresponding period in 2022. We expect to continue to incur operating losses until sales increase substantially. We cannot be certain when, if ever, we will become profitable. Even if we were to become profitable, we might not be able to sustain such profitability on a quarterly or annual basis.

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

As described in Note 9 to our audited financial statements, as of December 31, 2023, there were $21.3 million in convertible notes outstanding, some of which are past due. One lender holds approximately $8.9 million of this debt. In addition, as of December 31, 2023 we were making daily payments of $1,550 to service Merchant Agreements. As of March 31, 2024 we were making daily payments of $2,000 to service Merchant Agreements.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	25

Our financial results depend on revenues from our high-pressure technology products and services, and from government grants.

We currently rely on revenues from PCT, BaroFold, and UST technology products and services, and from revenues derived from grants awarded to us by governmental agencies, such as the National Institutes of Health. Through 2023, we have not yet achieved product readiness for BaroFold and UST, and/or market acceptance of our product offerings, to the extent necessary to achieve revenue growth sufficient to establish profitability. Competition for government grants is very intense, and we can provide no assurance that we will continue to be awarded grants in the future. If we are unable to increase revenues from sales of our high-pressure technology products and services and government grants, our business will fail.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	26

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

We cannot guarantee that we will successfully develop our international sales channels to enable us to generate significant revenue from international sales. We currently have four international distribution agreements that cover 24 countries in Europe, Asia and Australia. We have generated limited sales to date from international sales and cannot guarantee that we will be able to increase our sales. As we expand, our international operations may be subject to numerous risks and challenges, including:

●	multiple, conflicting and changing governmental laws and regulations, including those that regulate high pressure equipment;
●	reduced protection for intellectual property rights in some countries;
●	protectionist laws and business practices that favor local companies;
●	political and economic changes and disruptions;
●	export and import controls;
●	tariff regulations; and
●	currency fluctuations.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	27

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

Our Barocycler instruments operate at high pressures. If our Barocycler instruments exceed certain pressure levels, our products may become subject to the European Pressure Equipment Directive, which requires certain pressure equipment to meet certain quality and safety standards. We do not believe that we are subject to this directive because our Barocycler instruments are currently below the threshold documented in the text of the directive. If our interpretation were to be challenged, we could incur significant costs defending the challenge, and we could face production and selling delays, all of which could harm our business.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	28

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	29

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	30

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

The holders of our common stock could suffer substantial dilution due to our corporate financing practices, which, in the past few years, have included private placements and a registered direct offering. As of December 31, 2023, there were 35,367,663 shares of common stock issued and outstanding. As of December 31, 2023   there were 75 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 6,250 shares of common stock, 8,645 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,645,000 shares of common stock, 1,219 shares of BB Convertible Preferred Stock and outstanding convertible into 12,190,000 shares of common stock and 401 shares of Series CC Convertible Preferred Stock and outstanding convertible into 4,010,000 shares of common stock.

As of December 31, 2023, we had issued notes and debentures convertible into common stock at $2.50 per common share and outstanding options and warrants to purchase an aggregate of 20,498,108 shares of common stock; and debt convertible into 8,684,223 shares of common stock.

If all of the outstanding shares of Series D Convertible Preferred Stock, Series AA Convertible Preferred Stock, Series BB Convertible Preferred Stock and Series CC Convertible Preferred Stock were converted into shares of common stock and all outstanding options and warrants to purchase shares of common stock were exercised and all convertible notes and debentures were converted, each as of December 31, 2023 an additional 54,033,581 shares of common stock would be issued and outstanding, summing to a total dilution of 89,401,244 common shares.. This additional issuance of shares of common stock would cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our common stock.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	31

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

The relatively low price of our shares of common stock, and a decline in the price of our shares of common stock, could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will continue to be financed through the sale of equity securities, a decline in the price of our shares of common stock could be especially detrimental to our liquidity and our operations. Such reductions and declines may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If the price for our shares of common stock declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital, and we are unable to generate funds from operations sufficient to meet our obligations, we will not have the resources to continue our operations.

The market price for our shares of common stock may also be affected by our ability to meet or exceed the expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our shares of common stock.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	32

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

We have never declared or paid a cash dividend on our common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future.

Our shares of Series D Convertible Preferred Stock are entitled to certain rights, privileges and preferences over our common stock, including a preference upon a liquidation of our Company, which will reduce amounts available for distribution to the holders of our common stock.

The holders of our shares of Series D are entitled to payment prior to payment to the holders of common stock in the event of liquidation of the Company. If we are dissolved, liquidated or wound up at a time when the Series D Preferred Stock remain outstanding, the holders of the Series D Preferred Stock will be entitled to receive only an amount equal to the liquidation preference (as it may be adjusted from time to time), plus any accumulated and unpaid dividends, to the extent that we have funds legally available. Any remaining assets will be distributable to holders of our other equity securities.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	33

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

Our Board of Directors has the authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for our common stock. These issuances would dilute the percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote and might dilute the book value of our common stock. Shareholders may incur additional dilution if holders of stock warrants or options, whether currently outstanding or subsequently granted, exercise their options, or if warrant holders exercise their warrants to purchase shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of February 5, 2024, our corporate office and R&D labs have been consolidated into one facility that is currently located at 480 Neponset St., Unit 10B, Canton, Massachusetts 02021. The lease agreement term is five years and contains escalating payments during the lease period. We are currently paying $11,462 per month, with the first lease payment being due on May 1, 2024.

We are previously paid $7,650 per month, on a lease extension for our former corporate office at 14 Norfolk Avenue, South Easton, Massachusetts, 02375, signed on December 31, 2022, that expired December 31, 2023. We expanded our space to include offices, warehouse, and a loading dock on the first floor starting May 1, 2017, with a monthly rent increase already reflected in the current payments.

On October 18, 2017, we signed a lease extension for our lab space in Medford, MA. The lease required monthly payments of $7,282 that started January 1, 2021, and $8,237 started January 1, 2023, subject to annual cost of living increases. The lease was terminated on February 29, 2024.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	34

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTCQB tier of the OTC Markets under the trading symbol “PBIO.”

Authorized Capital

As of December 31, 2023, we were authorized to issue 100,000,000 shares of common stock, $.01 par value, and 1,000,000 shares of preferred stock, $.01 par value. Of the 1,000,000 shares of preferred stock, 20,000 shares were designated as Series A Junior Participating Preferred Stock, 313,960 shares as Series A Convertible Preferred Stock, 279,256 shares as Series B Convertible Preferred Stock, 88,098 shares as Series C Convertible Preferred Stock, 850 shares as Series D Convertible Preferred Stock, 500 shares as Series E Convertible Preferred Stock, 240,000 shares as Series G Convertible Preferred Stock, 10,000 shares as Series H Convertible Preferred Stock, 21 shares as Series H2 Convertible Preferred Stock, 6,250 shares as Series J Convertible Preferred Stock, 15,000 shares as Series K Convertible Preferred Stock and 10,000 shares of Series AA Convertible Preferred Stock, 1,000 shares of Series BB Convertible Preferred Stock and 2,000 shares of Series CC Convertible Preferred Stock.

As of December 31, 2023, there were 35,367,663 shares of common stock issued and outstanding. Similarly, at such time, there were no shares of outstanding Series A Junior Participating Preferred Stock; Series A Convertible Preferred Stock; Series B Convertible Preferred Stock; Series C Convertible Preferred Stock; and Series E Convertible Preferred Stock, Series G Convertible Preferred Stock, Series H Convertible Preferred Stock, Series H2 Convertible Preferred Stock, Series J Convertible Preferred Stock and Series K Convertible Preferred Stock. As of December 31, 2023 there were 75 shares of Series D Convertible Preferred Stock issued and outstanding and convertible into 6,250 shares of common stock, 8,645 shares of Series AA Convertible Preferred Stock issued and outstanding convertible into 8,645,000 shares of common stock, 1,219 shares of Series BB Convertible Preferred Stock issued and outstanding convertible into 12,190,000 shares of common stock and 401 shares of Series DD Convertible Preferred Stock issued and outstanding convertible into 4,010,000 shares of common stock.

On February 28, 2023 the number of shares of Series D, Series G, Series H, Series H2, Series J and Series K Convertible Preferred Stock indicated below converted into shares of the Company’s common stock.

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

Approximate Number of Equity Security Holders

As of December 31, 2023, there were approximately 215 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	35

Dividends

We have never declared or paid any cash dividends on common stock and do not plan to pay any cash dividends on common stock in the foreseeable future.

As of December 31, 2023, dividends issued or to be issued on convertible preferred stock for the years ended December 31, 2023 and 2022 are outlined in the table below.

Dividends paid in common stock or cash			Dividends Payable
For The Year Ended December 31,			As Of December 31,
	2023	2022		2023	2022
Series D	$-	$-	Series D	$-	$-
Series G	-	-	Series G	-	-
Series H	-	-	Series H	-	-
Series H2	-	-	Series H2	-	-
Series J	-	-	Series J	-	-
Series K	-	-	Series K	-	-
Series AA	1,726,935	432,764	Series AA	-	5,665,176
	$1,726,935	$432,764		$-	$5,665,176

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2023, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K as listed below. Except where noted, all the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

For the year ended December 31, 2023 the Company recognized 117,552 shares issued with a fair value of $81,111 for stock option exercises; issued 2,150,000 shares for services rendered with a fair value of $2,020,935; 2,552,300 shares with a fair value of $2,028,748 for debt extensions; 203,613 shares with a fair value of $509,033 for conversion of debt and interest; 2,991,940 shares for conversion of preferred stock; 729,571 shares with a fair value of $386,936 for dividends paid in kind; 11,878,135 shares with a fair value of $8,226,186 for interest paid-in-kind; 1,625,642 shares issued with debt with a fair value of $790,975, and 60,000 shares with a fair value of $150,000 for sale of common stock.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	36

On February 8, 2021, PBI announced plans to acquire the assets of a global eco-friendly agrochemical supplier. This opportunity is attractive as it has the potential of readily producing significant revenue, as well as the potential to apply the UST technology to improve some of the product line. In July 2021, a newly-formed subsidiary of PBI, PBI Agrochem, leased a warehouse in Sparks, NV, and hired a warehouse manager. See the further description of this prospective transaction in Item 1 – Business – “The PBI Agrochem Platform.”

Patents

To date, we have been awarded 17 total United States and foreign patents related to our PCT technology platform, and one US patent and 9 additional patents in China related to our Ultra Shear Technology. We also received 14 patents with our purchase of the assets of BaroFold in December 2017. PBI also has 26 pending patents in the USA, Canada, Europe, Australia, China, and Taiwan.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	37

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

Going Concern

The audit report issued by our independent registered public accounting firm on our audited consolidated financial statements for the fiscal year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern. The audit report states that our auditing firm determined that there was substantial doubt in our ability to continue as a going concern due to the risk that we may not have sufficient cash and liquid assets   to cover our operating and capital requirements for the next twelve-month period; and if sufficient cash cannot be obtained, we would have to substantially alter, or possibly even discontinue, operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Year Ended December 31, 2023 as compared with December 31, 2022

Products and Services Revenue

Revenue from the sale of products and services was $1,977,763 in the year ended December 31, 2023 compared with $1,729,343 in the year ended December 31, 2022, a 14 % increase. Revenue included sales of both PBI and Constant System pressure-based products, sales of BaroFold and UST Contract Services and sales of PBI Agrochem products. Sales of instrumentation increased in 2023 by $435,739 or 60%, from $723,309 in 2022 to $1,159,048 in 2023. Sales of consumables were $200,393 for the year ended December 31, 2023 compared to $257,325 for the same period in 2022, a decrease of $47,932 or 19%. Sales of BaroFold and UST Contract Services decreased by 56% from $196,000 in 2022 to $85,650 in 2023. Products, Services, and Other Revenue included $0 from non-cash transactions in the current year while the prior year included non-cash transactions of $79,901. Revenue from non-cash transactions was recognized based on the carrying value of the assets involved per ASC 845.

Cost of Products and Services

The cost of products and services was $1,178,201 for the year ended December 31, 2023, compared with $1,673,582 in 2022. Our cost of products and services decreased $495,381 for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was mostly attributed to the write down of $640k of Agrochem inventory in 2022.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	38

Research and Development

Research and development expenses were $1,367,154 for 2023 compared to $968,997 in 2022, an increase of $398,157 or 41%. The increase was mostly due to an increase in stock based compensation expense from a 2023 repricing of options and stock option grants.

Selling and Marketing

Selling and marketing expenses were $730,714 in 2023 compared to $580,865 in 2022, an increase of $149,849, or 26%. The reported increase mostly due to an increase in stock based compensation expense from a 2023 repricing of options and stock option grants.

 General and Administrative

General and administrative costs were $8,205,052 in the year ended December 31, 2023, as compared with $3,404,188 in 2022, an increase of $4,800,864 or 141%. The reported increase was attributable to the cost of issuable shares associated with the IR contracts, as well as an increase in stock based compensation expense from a 2023 repricing of options and stock option grants.

Operating Loss

Our operating loss was ($9,503,358) for the year ended December 31, 2023 as compared to ($4,898,289) for the prior year, an increase of $4,605,069 or 94%. This increase in operating loss was largely attributable to the increase of our general and administrative costs and decreases in revenue and gross margin in 2023.

Interest Expense

Interest expense totaled $15,581,440 for the year ended December 31, 2023 as compared to interest expense of $10,438,565 for the year ended December 31, 2022. The increase in interest expense in the year ended December 31, 2023, compared to the corresponding prior period, is attributable to an increase of common stock and warrants issued for interest and less accretion of interest and amortization of debt discounts.

 Unrealized gain and loss on investment in equity securities

Unrealized loss on investments in equity securities was ($1,762) for the year ended December 31, 2023 compared to an unrealized loss of $3,662 for the year ended December 31, 2022. The reported decrease was attributable to the decrease in the market price of the Company’s investment in Nexity. As of December 31, 2023, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

Loss on extinguishment of liabilities

In connection with payments of interest in common stock and debt extensions, we calculated a net loss on extinguishment of liabilities of $(3,970,983) in the year ended December 31, 2023 and net loss extinguishment of liabilities of ($751,335) in the year ended December 31, 2022. The increase is attributable to a reduction of common stock and warrants issued for interest.

Net Loss attributable to common stockholders

During the year ended December 31, 2023, we recorded a net loss attributable to common shareholders of $35,202,434 or ($1.51) per share, as compared with a net loss available to common shareholders of $17,803,953 or ($1.61) per share during the year ended December 31, 2022. This decrease in the loss per share is principally attributable to the 90% increase in weighted average shares outstanding in the year ended December 31, 2023 along with a smaller loss for 2022 as explained above.

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2023, we did not have adequate working capital resources to satisfy our current liabilities. We have been successful in raising cash through debt and equity offerings in the past. We have efforts in place to continue to raise cash through debt and equity offerings.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	39

We believe our current and projected capital raising plans, and our projected continued increases in revenue, will enable us to extend our cash resources for the foreseeable future. Although we have successfully completed equity and debt financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful.

We believe we will need approximately $10 million in additional capital to fund our three-pronged operational plan, which was designed to help increase revenues and reach profitability, by:

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

Net cash used in operating activities was $3,186,010 for the year ended December 31, 2023 as compared with $4,478,041 for the year ended December 31, 2022.

Net cash used in investing activities for the year ended December 31, 2023 totaled $7,495 compared to $520,755 for the year ended December 31, 2022.

Net cash provided by financing activities for the year ended December 31, 2023 was $3,270,919 as compared with $4,370,350 for the year ended December 31, 2022.

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

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2023 and $60,000 in 2022. For the years ended December 31, 2023 and 2022, we reported expenses of $61,800 and $69,300, respectively for these arrangements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	40

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

Lease Commitments

We lease building space under non-cancelable leases in South Easton, MA, and lab space in Medford, MA and warehouse space in Sparks, NV. Rental costs are expensed as incurred. During 2023 and 2022 we incurred $203,098   and $247,298, respectively, in rent expense for the use of our corporate office, warehouse and research and development facilities.

Following is a schedule by year of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2023:

2024	64,393
2025	66,969
2026	51,778
2027	-
Thereafter	-
Total future undiscounted lease payments	$183,140
Less imputed interest	(31,451)
Present value of lease liabilities	151,689

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements, including the notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We do not consider any of our policies or estimates to be critical. Refer to Note 3 – Summary of Significant Accounting Policies to our financial statements for a complete discussion of the significant accounting policies and methods used in the preparation of our financial statements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	41

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

ASU No. 2022-03 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. For all other entities, it is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. While the Company does have equity securities, it does not have any contractual sale restrictions

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Summary - ASU No. 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption will be permitted.

This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Section F for the Company’s audited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	42

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023   due to limited resources for adequate personnel to prepare and file reports under the Securities Exchange Act of 1934 within the required periods, and material weaknesses in our internal control over financial reporting relating to our accounting for complex equity transactions as described below under the heading “Report of Management on Internal Control over Financial Reporting”. Management plans to remediate this weakness by taking the actions described below.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2023  . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management believes that, as of December 31, 2023, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in our internal control over financial reporting discussed below.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon this definition, our management concluded that, as of December 31, 2023, a material weakness existed in our internal control over financial reporting related to accounting for complex equity transactions.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	43

Specifically, we identified material weaknesses in our internal control over financial reporting related to the following matters:

●	We identified a lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard Company assets.
●	Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to valuation of warrants and other complex debt /equity transactions. Specifically, this material weakness resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures.
●	Limited policies and procedures that cover recording and reporting of financial transactions.
●	Lack of multiple levels of review over the financial reporting process

Our plan to remediate those material weaknesses is as follows:

●	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to assist in the analysis and recording of complex accounting transactions, and to simultaneously achieve desired organizational structuring for improved segregation of duties. We plan to mitigate this identified deficiency by hiring an independent consultant once we generate significantly more revenue or raise significant additional working capital.
●	Improve expert review and achieve desired segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	44

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information about the individuals who serve as our directors as of December 31, 2023.

Name	Age	Position	Board Committees	Term of office expires:

Richard T. Schumacher	73	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	None	2023 (re-elected in 2024 to 2026)

Jeffrey N. Peterson	68	Chairman of the Board	Audit, Compensation, Nominating	2024

Dr. Mickey Urdea	71	Director	Scientific Advisory Board	2024

Vito J. Mangiardi	75	Director	Audit, Compensation, Nominating	2025

Kevin A. Pollack	53	Director	Audit, Compensation, Nominating	2025

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	45

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

Name	Age	Position
Richard T. Schumacher	73	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director
Edmund Ting, Ph.D.	70	Senior Vice President of Engineering
Alexander Lazarev, Ph.D.	61	Chief Science Officer

Mr. Richard T. Schumacher biography can be found under the Directors heading.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	46

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	47

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation, or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	48

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table

The Summary Compensation Table below sets forth the total compensation paid or earned for the fiscal years ended December 31, 2023 and 2022 for: (i) each individual serving as our chief executive officer (“CEO”) or acting in a similar capacity during any part of fiscal 2022; and (ii) the other two most highly paid executive officers (collectively, the “Named Executive Officers”) who were serving as executive officers as of December 31, 2023.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Qualified Deferred Compensation Earning	All other Compensation(4)	Total

Richard T. Schumacher	2023	$309,161	$-	$-	$55,895	$-	$10,835	$375,891
President, CEO	2022	309,185	-		-	-	11,350	320,535

Edmund Ting, Ph.D.	2023	207,480	-	-	12,085	-	7,792	227,357
Senior Vice President of Engineering	2022	207,536	-	-	-	-	7,627	215,163

Alexander Lazarev, Ph.D.	2023	200,072	-	-	12,085	-	1.875	212,159
Vice President of	2022	200,089	-		-	-	2,183	202,272
Research and Development

(1) Salary refers to base salary compensation paid through our normal payroll process. No bonus was paid to any named executive officer for 2023 or 2022.

(2) No Stock awards issued to the company’s officers in 2023.

(3) Amounts shown do not reflect compensation received by the Named Executive Officers. Instead, the amounts shown are the aggregate grant date fair value as determined pursuant to FASB ASC 718, Compensation-Stock Compensation. Please refer to Note 3, xiii, “Accounting for Stock-Based Compensation” in the accompanying Notes to Consolidated Financial Statements for the fiscal year ended December 31, 2023, for the relevant assumptions used to determine the valuation of stock option grants.

(4) “All Other Compensation” includes our Company match to the executives’ 401(k) contribution and premiums paid on life insurance for the executives. All of these benefits are available to all of our employees. In the case of Mr. Schumacher, “All Other Compensation” also includes $8,379 in premiums we paid for a life insurance policy to which Mr. Schumacher’s wife is the beneficiary. “All Other Compensation” for Dr. Ting includes $6,000 paid to Dr. Ting in lieu of his participation in the medical benefit plan offered by the Company.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	49

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding stock options awards for each of the Named Executive Officers as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date
Richard T. Schumacher	10,000	-	$0.25	7/18/2028
President, CEO	422,668	-	$0.25	12/19/2028
	204,859	222,673	$0.25	1/19/2033
	98,659	239,602	$0.25	10/19/2033
Edmund Y. Ting, Ph.D	21,185	-	$0.25	7/18/2028
Senior Vice President of Engineering	85,555	-	$0.25	12/19/2028
	61,266	66,594	$0.25	1/19/2033
	26,907	65,346	$0.25	10/19/2033
Alexander V. Lazarev, Ph.D	17,835	-	$0.25	7/18/2028
Vice President of Research & Development	73,505	-	$0.25	12/19/2028
	68,645	74,615	$0.25	1/19/2033
	26,907	65,346	$0.25	10/19/2033

(1)	All unvested stock options listed in this column were granted to the Named Executive Officer pursuant to our 2013 and 2021 Equity Incentive Plan. On December 19, 2019, all outstanding options were repriced and re-issued pursuant to this plan, and on October 18, 2023, all outstanding options were again repriced and re-issued pursuant to this plan. All options expire ten years after the date of grant. Unvested stock options become fully vested and exercisable upon a change of control of our company.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	50

Pursuant to our equity incentive plans, any unvested stock options held by a named executive officer will become fully vested upon a change in control (as defined in the 2005 Equity Incentive Plan) of our Company.

Director Compensation and Benefits

The following table sets forth certain information regarding compensation earned or paid to our directors during year ended December 31, 2023.

Name	Fees Earned (1)	Stock Awards	Option Awards	Total
Vito J. Mangiardi	$70,000	$-	$10,474	$80,474
Jeffrey N. Peterson	107,500	-	21,350	128,850
Kevin A. Pollack	72,500	-	11,279	83,779
Michael S. Urdea, Ph. D.	50,000	-	9,668	59,668

Our non-employee directors receive the following compensation for service as a director:

(1) Each director currently earns a quarterly stipend of $10,000 for attending meetings of the full board of directors (whether telephonic or in-person) and fees ranging from $5,000 to $20,000 for chairing and attending committee meetings in 2021. Mr. Peterson currently earns $20,000 per quarter as chairman of the board of directors. There is no limit to the number of board of directors or committee meetings that may be called. None of these fees were paid during the year ended December 31, 2023.

The following table shows the total number of outstanding stock options as of December 31, 2023 that have been issued as director compensation. The Company did not issue any stock options as director compensation in 2022.

Name	Aggregate Number of Stock Options Outstanding
Vito J. Mangiardi	283,273
Jeffrey N. Peterson	577,440
Kevin A. Pollack	305,063
Michael S. Urdea, Ph. D.	261,482

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	51

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Information

The following table sets forth certain information as of May 29, 2024 concerning the beneficial ownership of common stock for: (i) each director and director nominee, (ii) each Named Executive Officer in the Summary Compensation Table under “Executive Compensation” above, (iii) all executive officers and directors as a group, and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of 5% or more of our common stock. The address for each of the persons below who are beneficial owners of 5% or more of our common stock is our corporate address at 14 Norfolk Avenue, South Easton, MA 02375.

Beneficial ownership has been determined in accordance with the rules of the SEC and is calculated based on 34,710,509 shares of our common stock issued and outstanding as of June 4, 2024. Shares of common stock subject to options, warrants, preferred stock or other securities convertible into common stock that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 29, 2024, are deemed outstanding for computing the percentage of the person holding the option, warrant, preferred stock, or convertible security but are not deemed outstanding for computing the percentage of any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own.

Name of Beneficial Owner	Common Shares Owned	Convertible Securities that can be converted into Common Shares	Total Beneficial Ownership	Percent of Class
Richard T. Schumacher(1)	55,535	800,368	855,903	3.3%
Jeffrey N. Peterson(2)	70,558	572,023	642,581	2.5%
Kevin A. Pollack(3)	33,873	274,379	308,252	1.2%
Michael S. Urdea(4)	30,287	240,380	270,667	1.1%
Vito J. Mangiardi(5)	15,479	225,446	240,925	0.9%
Edmund Y. Ting, Ph.D.(6)	815	194,913	195,728	0.8%
Alexander V. Lazarev, Ph.D.(7)	14,782	239,812	254,594	1.0%
All Executive Officers and Directors as a Group	221,329	2,547,321	2,768,650	10.8%

1)

Convertible securities include: (i) 736,186 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 32,091 shares of Common Stock issuable upon the exercise of warrants, and (iii) 32,091 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock. Does not include 672 shares of Common Stock held by Mr. Schumacher’s minor son as Mr. Schumacher’s wife exercises all voting and investment control over such shares.

2)	Convertible securities include: (i) 441,623 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 65,200 shares of Common Stock issuable upon the exercise of warrants, and (iii) 65,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

3)	Convertible securities include: (i) 233,311 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 20,534 shares of Common Stock issuable upon the exercise of warrants, and (iii) 20,534 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	53

4)	Convertible securities include: (i) 199,980 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 20,200 shares of Common Stock issuable upon the exercise of warrants, and (iii) 20,200 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

5)	Convertible securities include: (i) 216,646 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 4,400 shares of Common Stock issuable upon the exercise of warrants, and (iii) 4,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

6)	Convertible securities are 194,913 shares of Common Stock issuable upon exercise of options within 60 days.

7)	Convertible securities include: (i) 186,892 shares of Common Stock issuable upon exercise of options within 60 days; (ii) 26,460 shares of Common Stock issuable upon the exercise of warrants, and (iii) 26,400 shares of common stock issuable upon conversion of Series AA Convertible Preferred Stock.

Equity Compensation Plan Information

We maintain several equity compensation plans for employees, officers, directors and other entities and individuals whose efforts contribute to our success. The table below sets forth certain information as of our fiscal year ended December 31, 2023 regarding the shares of our common stock available for grant or granted under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans
Equity compensation plan approved by security holders - 2013 Equity Incentive Plan	3,000,000	$0.72	-
Equity compensation plan approved by security holders - 2021 Equity Incentive Plan	3,000,000	-	915,005

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE [CANDY]

The following is a summary of transactions since January 1, 2020 to which we have been or will be a party in which the amount involved exceeded or will exceed $15,296   (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell a highly innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The respective companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2017 or 2016. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. Mr. Jeffrey N. Peterson, the chief executive officer of TDI, has served as a director of the Company since July 2011 and as Chairman of the Board starting in 2012. For the years ended December 31, 2022 and 2023, we reported expenses of $69,300 and $61,800, respectively for these arrangements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	54

Related Party Notes

During the year ended December 31, 2023, we received short-term non-convertible loans of $184,800 from related parties and made payments of $185,000 for an ending principal balance of $648,500, which includes an unamortized debt discount of $0.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee appointed MaloneBailey LLP, an independent registered public accounting firm, to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2023.

Independent Registered Public Accounting Fees

The following is a summary of the fees billed to the Company by MaloneBailey LLP, the Company’s independent registered public accounting firm, respectively for the fiscal year ended December 31, 2023 and 2022  :

	Fiscal 2023 Fees	Fiscal 2022 Fees
Audit Fees	$205,805	$174,000
Audit-Related Fees	-	-
Tax and Other Fees	-	-
	$205,805	$174,000

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	55

PART IV

Item 15. Exhibits and Financial Statement Schedules – Filed Herewith as Schedule F-1

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Articles of Organization of the Company.	S-1	3.1	10/08/1996
3.2	Articles of Amendment to Restated Articles of the Organization of the Company	10-Q	3.1	11/23/2004
3.3	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/18/2009
3.4	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	04/12/2011
3.5	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	11/10/2011
3.6	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	01/04/2013
3.7	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/13/2013
3.8	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/12/2013
3.9	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	02/05/2014
3.10	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	12/31/2014
3.11	Articles of Amendment to Restated Articles of the Organization of the Company	8-K	3.1	07/28/2015
3.12	Amended Certificate of Designation of Series AA Convertible Preferred Stock, filed February 14, 2019.	8-K	3.1	02/15/2019
3.13	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	10/08/1996
3.14	Amendment to Amended and Restated By-Laws of the Company	10-K	3.3	3/31/2003
4.1	Specimen Certificate for Shares of the Company’s common stock	10-KSB	4.1	04/22/2005

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	56

Exhibit		Incorporated by Reference			Filed or Furnished Herewith
Number	Exhibit Description	Form	Exhibit	Filing Date
4.2	Description of securities registered under Section 12 of the Exchange Act of 1934	10-K	4.2	4/5/2022
4.3	Form of Warrant Held by Convertible Note Holders	10-K	4.3	4/5/2022
4.4	Form of Convertible Note Currently Outstanding	10-K	4.4	4/5/2022
4.5	Form of Convertible Note Currently Outstanding	10-K	4.5	4/5/2022
10.1	2013 Equity Incentive Plan.*	S-8	4.1	4/24/2015
10.2	2021 Equity Incentive Plan.*	10-K	10.1	4/5/2022
21.1	List of Subsidiaries	10-K	10.2	4/5/2022
23.1	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP)				X
31.1	Principal Executive Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Principal Financial Officer Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Principal Executive Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
32.2	Principal Financial Officer Certification Pursuant to Item 601(b)(32) of Regulation S-K, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Management contract or compensatory plan or arrangement.

**In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2024	Pressure BioSciences, Inc.

	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Capacity	Date

/s/ Richard T. Schumacher	President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Clerk and Director	June 7, 2024
Richard T. Schumacher	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey N. Peterson	Chairman of the Board of Directors	June 7, 2024
Jeffrey N. Peterson

/s/ Mickey Urdea	Director	June 7, 2024
Michael S. Urdea, Ph.D.

/s/ Vito Mangiardi	Director	June 7, 2024
Vito J. Mangiardi

/s/ Kevin Pollack	Director	June 7, 2024
Kevin A. Pollack

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	58

SCHEDULE F-1 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pressure Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pressure Biosciences, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

June 7, 2024

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-2

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,279	$3,865
Accounts receivable	151,234	295,374
Inventories, net of $1,021,812 and $982,973 reserve, respectively	304,909	686,383
Prepaid expenses and other current assets	222,633	257,527
Total current assets	760,055	1,243,149
Investment in equity securities	61,876	63,638
Property and equipment, net	84,930	103,351
Right of use asset leases	142,815	282,095
Intangible assets, net	-	317,308
TOTAL ASSETS	$1,049,676	$2,009,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,320,432	$637,238
Accrued employee compensation	191,578	167,247
Accrued professional fees and other	2,860,509	2,497,762
Accrued interest and dividends payable	5,306,353	10,803,983
Deferred revenue	233,850	58,242
Convertible debt, net of unamortized debt discounts of $645,471 and $455,517, respectively	20,683,841	17,823,669
Other debt, net of unamortized discounts of $0 and $0, respectively	1,264,162	1,638,969
Related party, net of unamortized debt discount of $0 and $7,915, respectively	648,500	634,885
Right of use operating lease liability	66,895	142,171
Series BB convertible preferred stock liability	1,000,000	-
Total current liabilities	33,576,120	34,404,166
LONG TERM LIABILITIES
Long term debt	161,864	150,000
Right of use operating lease liability long term	60,961	139,924
Deferred revenue	4,560	1,822
TOTAL LIABILITIES	33,803,505	34,695,912
COMMITMENTS AND CONTINGENCIES (Notes 8)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA, BB and CC Convertible Preferred Stock, $.01 par value (Note 10)	102	1,098
Common stock, $.01 par value; 100,000,000 shares authorized; 35,367,663 and 13,682,910 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	353,677	136,829
Warrants to acquire common stock	35,684,321	31,995,762
Additional paid-in capital	100,236,710	69,006,145
Accumulated deficit	(169,028,639)	(133,826,205)
TOTAL STOCKHOLDERS’ DEFICIT	(32,753,829)	(32,686,371)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,049,676	$2,009,541

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-3

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Year Ended December 31,
	2023	2022
Revenue:
Products, services, other	$1,977,763	$1,729,343
Total revenue	1,977,763	1,729,343

Costs and expenses:
Cost of products and services	1,178,201	2,014,004
Research and development	1,367,154	969,532
Selling and marketing	730,714	401,444
General and administrative	8,205,052	3,242,652
Total operating costs	11,481,121	6,627,632
Operating loss	(9,503,358)	(4,898,289)

Other (expense) income:
Interest expense, net	(15,581,440)	(10,438,565)
Unrealized (loss) gain on investment in equity securities	(1,762)	3,662
Loss on extinguishment of liabilities	(3,970,983)	(751,335)
Other expense	(256,755)	7,849
Total other expense	(19,810,940)	(11,178,389)
Net loss	(29,314,298)	(16,076,678)
Deemed dividends on extension of warrants	(3,626,950)	-
Preferred stock dividends	(2,261,186)	(1,727,275)
Net loss attributable to common shareholders	$(35,202,434)	$(17,803,953)
Basic and diluted net loss per share attributable to common shareholders	$(1.51)	$(1.61)
Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	23,336,620	11,058,356

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Total
BALANCE, December 31, 2021	109,878	$1,099	9,120,526	$91,206	31,715,154	$64,261,048	$(118,277,468)	$(22,208,961)
Early adoption of ASU 2020-06	-	-	-	-	-	(2,728,243)	2,255,216	(473,027)
Stock-based compensation	-	-	-	-	-	215,098	-	215,098
Stock option exercise	-	-	25,279	253	-	17,190	-	17,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	(1,727,275)	(1,727,275)
Issuance of common stock for services	-	-	255,500	2,555	-	389,620	-	392,175
Warrants issued for debt extension	-	-	-	-	132,537	-	-	132,537
Common stock issued for debt extension	-	-	1,423,800	14,238	-	2,184,623	-	2,198,861
Conversion of debt and interest for common stock	-	-	181,918	1,819	-	465,273	-	467,092
Conversion of preferred stock for common stock	(4)	(1)	4,400	44	-	(43)	-	-
Issuance of common stock for dividends paid-in-kind	-	-	236,221	2,361	-	383,939	-	386,300
Issuance of common stock for interest paid-in-kind	-	-	1,766,266	17,663	-	2,925,476	-	2,943,139
Stock issued with debt	-	-	659,000	6,590	-	867,264	-	873,854
Sale of common stock for cash	-	-	10,000	100	-	24,900	-	25,000
Warrants issued for services	-	-	-	-	54,495	-	-	54,495
Warrants issued with debt	-	-	-	-	93,576	-	-	93,576
Net loss	-	-	-	-	-	-	(16,076,678)	(16,076,678)
BALANCE, December 31, 2022	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)

The accompanying notes are an integral part of these consolidated financial statements.

Continued on next page.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-5

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Total
BALANCE, December 31, 2022	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)
Stock option exercise	-	-	117,552	1,176	-	79,935	-	81,111
Stock-based compensation	-	-	-	-	-	2,636,443	-	2,636,443
Series AA Preferred Stock dividend	-	-	-	-	-	-	(1,726,935)	(1,726,935)
Series CC Preferred Stock dividend	-	-	-	-	-	-	(534,251)	(534,251)
Series AA Preferred Stock Warrant Extension	-	-	-	-	3,626,950	-	(3,626,950)	-
Issuance of common stock for services	-	-	2,150,000	21,500	-	1,999,435	-	2,020,935
Issuance of common stock warrants for services	-	-	-	-	61,609	-	-	61,609
Common stock issued for debt extension	-	-	2,552,300	25,523	-	2,003,225	-	2,028,748
Conversion of debt and interest for common stock	-	-	203,613	2,036	-	506,997	-	509,033
Conversion of preferred stock for common stock	(101,399)	(1,012)	2,991,940	29,920	-	(28,908)	-	-
Conversion of debt and interest for preferred stock	401	4	-	-	-	10,017,208	-	10,017,212
Conversion of common stock to preferred stock	62	1	(624,000)	(6,240)	-	6,239	-	-
Issuance of common stock for dividends paid-in-kind	-	-	729,571	7,296	-	379,640	-	386,936
Issuance of common stock for interest paid-in-kind	-	-	11,878,135	118,781	-	8,107,405	-	8,226,186
Stock issued with debt	-	-	1,625,642	16,256	-	774,719	-	790,975
Sale of Common Stock	-	-	60,000	600	-	149,400	-	150,000
Issuance of preferred stock for services	233	2	-	-	-	1,360,865	-	1,360,867
Preferred stock for debt extension	822	8	-	-	-	2,674,522	-	2,674,530
Preferred stock issued with debt	128	1	-	-	-	563,440	-	563,441
Net loss	-	-	-	-	-	-	(29,314,298)	(29,314,298)
BALANCE, December 31, 2023	10,121	$102	35,367,663	$353,677	$35,684,321	$100,236,710	$(169,028,639)	$(32,753,829)

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-6

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,314,298)	$(16,076,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	(1,129,679)	(10,000)
Non-cash lease expense	139,280	113,470
Common stock and warrants issued for interest	8,226,186	2,943,139
Preferred stock issued for interest	602,616	-
Preferred stock issued for services	1,360,867	-
Depreciation and amortization	112,454	119,788
Accretion of interest and amortization of debt discount	2,507,055	1,777,863
Common stock and warrants issued for debt extension	2,028,748	2,331,398
Preferred stock issued for debt extension	3,071,914	-
Allowance for inventory reserve	121,891	641,815
Stock-based compensation expense	2,636,443	215,098
(Gain) loss on investment in equity securities	1,762	(3,662)
Common stock and warrants issued for services	2,082,544	446,670
Impairment on intangible assets	230,770	-
Changes in operating assets and liabilities:
Accounts receivable	144,140	(140,628)
Inventories	259,583	(180,644)
Prepaid expenses and other assets	34,894	165,090
Accounts payable	683,194	109,314
Accrued employee compensation	24,331	49,567
Operating lease liability	(154,239)	(113,470)
Deferred revenue and other accrued expenses	3,143,534	3,133,829
Net cash used in operating activities	(3,186,010)	(4,478,041)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	(7,495)	(20,755)
Net cash used in investing activities	(7,495)	(20,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	150,000	25,000
Proceeds from stock option exercises	81,111	17,443
Net proceeds from convertible debt	5,456,960	4,907,222
Net proceeds from non-convertible debt - third party	2,614,761	2,710,000
Net proceeds from related party	181,700	866,350
Payments on convertible debt	(2,742,409)	(1,522,494)
Payments on debt - related party	(185,000)	(315,300)
Payments on non-convertible debt	(2,286,204)	(2,317,871)
Net cash provided by financing activities	3,270,919	4,370,350
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,414	(128,446)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,865	132,311
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,279	$3,865

	For the Year Ended December 31,
	2023	2022

SUPPLEMENTAL INFORMATION
Interest paid in cash	$1,475,864	$1,378,647
NON CASH TRANSACTIONS:
ASU 2020-06 adoption	-	473,027
Common stock issued with debt	790,975	873,854
Conversion of preferred stock for common stock	29,920	44
Conversion of common stock for preferred stock	6,240	-
Preferred stock issued with debt	563,441	-
Preferred Shares Liability	1,000,000	-
Discount from warrants issued with debt	-	93,576
Common stock issued in lieu of cash for dividend	386,936	386,300
Conversion of nonconvertible debt to convertible	691,500	-
Preferred stock dividends	2,261,186	1,727,275
Conversion of debt, interest, preferred stock dividend for preferred stock	10,017,212	-
Conversion of debt and interest into common stock	509,033	467,092
Extension of warrants for Series AA preferred stock	3,626,950	-

The accompanying notes are an integral part of these consolidated financial statements.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-7

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

(2) Going Concern

We have experienced negative cash flows from operations since our inception. As of December 31, 2023, we did not have adequate working capital resources to satisfy our current liabilities and as a result we have substantial doubt about our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 9 and 10. In addition, we raised debt and equity capital after December 31, 2023 as described in Note 11. We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-8

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-9

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

We recognize revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold, which were nominal in 2023 and 2022.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-10

[REFER TO 10K TABLES WORK BOOK – REV DETAIL TAB]

In thousands of US dollars ($)	Year Ended December 31,
Primary geographical markets	2023	2022
North America	1,366	1,191
Europe	136	144
Asia	476	394
	1,978	1,729

In thousands of US dollars ($)	Year Ended December 31,
Major products/services lines	2023	2022
Hardware	1,160	761
Consumables	209	257
Contract research services	86	196
Agrochem Products	181	165
Sample preparation accessories	133	132
Technical support/extended service contracts	156	174
Shipping and handling	45	42
Other	8	2
	1,978	1,729

In thousands of US dollars ($)	Year Ended December 31,
Timing of revenue recognition	2023	2022
Transferred at a point in time	1,736	1,359
Transferred over time	242	370
	1,978	1,729

Contract Balances

In thousands of US dollars ($)	December 31, 2023	December 31, 2022
Receivables, which are included in ‘Accounts Receivable’	151	295
Contract liabilities (deferred revenue)	34	60

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2024	2025	Total
Extended warranty service	29	5	34

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-11

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

vii. Inventories

Inventories are valued at the lower of cost (average cost) or net realizable value. The cost of Barocyclers consists of the cost charged by the contract manufacturer. The cost of manufactured goods includes material, freight-in, direct labor, and applicable overhead. The composition of inventory as of December 31, is as follows:

	2023	2022
Raw materials	$63,950	$188,587
Finished goods	1,262,771	1,480,769
Inventory reserve	(1,021,812)	(982,973)
Total	$304,909	$686,383

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-12

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

ix. Intangible Assets

We have classified as intangible assets, costs associated with the fair value of acquired intellectual property. Intangible assets, including patents, are being amortized on a straight-line basis over nine years. We perform an annual review of our intangible assets for impairment. We capitalize any costs to renew or extend the term of our intangible assets. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. The Company recognized impairment of $230,770 and none for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, and 2022, the outstanding balance for intangible assets was $0 and $317,308, respectively.

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

xi. Concentrations

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the fact that many of our customers are government institutions and university labs. Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2023, we determined that no allowance against accounts receivable was necessary.

The following table illustrates the level of concentration of the below two groups within revenue as a percentage of total revenues during the years ended December 31:

	2023	2022
Top Five Customers	43%	24%
Federal Agencies	4%	0%

One customer, our Chinese distributor, accounted for greater than 10% of the total 2023 revenue recorded.

The following table illustrates the level of concentration of the below two groups within accounts receivable as a percentage of total accounts receivable balance as of December 31:

	2023	2022
Top Five Customers	96%	93%
Federal Agencies	0%	0%

Three customers accounted for greater than 10% of the total accounts receivable balance at December 31, 2023.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-13

Investment in Equity Securities

As of December 31, 2023 and 2022, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company). On October 23, 2020 Everest Investments S.A. changed its name to Nexity Global S.A. Nexity is and Everest was listed on the Warsaw Stock Exchange.

We had exchanged 33,334 shares of our common stock for the 100,250 shares we had held in Everest (before the Nexity Merger). We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities.” ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

As of December 31, 2023, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs, of our investment in Nexity to be $61,876. We recorded $(1,762) as unrealized loss during the year ended December 31, 2023 for changes in market value.

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

	2023	2022
Numerator:
Net loss attributable to common shareholders	$(35,202,434)	$(17,803,953)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	23,336,620	11,058,356

Loss per common share - basic and diluted	$(1.51)	$(1.61)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive for the years ended December 31:

	2023	2022
Stock options	4,920,754	1,307,822
Convertible debt	8,684,223	6,915,754
Common stock warrants	15,577,354	16,278,769
Convertible preferred stock:
Series D Convertible Preferred	6,250	25,000
Series G Convertible Preferred	-	26,857
Series H Convertible Preferred	-	33,334
Series H2 Convertible Preferred	-	70,000
Series J Convertible Preferred	-	115,267
Series K Convertible Preferred	-	229,334
Series AA Convertible Preferred	8,645,000	8,645,000
Series BB Convertible Preferred	12,190,000	-
Series CC Convertible Preferred	4,010,000	-
	54,033,581	33,647,137

xiii. Accounting for Income Taxes

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-14

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. At December 31, 2023 and 2022, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued on December 31, 2023 and 2022.

xiv. Accounting for Stock-Based Compensation

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

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the year ended December 31, 2023 (there were no options granted in 2022):

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs)
Expected volatility	155.02%
Risk-free interest rate	0.62%
Forfeiture rate	5.00%
Expected dividend yield	0.0%

We recognized stock-based compensation expense of $2,636,443 and $215,098 for the years ended December 31, 2023 and 2022, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items within our accompanying consolidated statements of operations for the years ended December 31:

	2023	2022
Research and development	$536,244	$79,891
Selling and marketing	155,142	24,687
General and administrative	1,945,057	110,520
Total stock-based compensation expense	$2,636,443	$215,098

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-15

During the years ended December 31, 2023 and December 31, 2022, the total fair value of stock options awarded was $4,090,508 and $0, respectively.

As of December 31, 2023, total unrecognized compensation cost related to the unvested stock-based awards was $373,532 which is expected to be recognized over weighted average period of 2.04 years.

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $15,312, which is expected to be recognized over weighted average period of 1.09 years.

xv. Advertising

Advertising costs are expensed as incurred. We incurred $342 in 2023 and $487 in 2022 for advertising.

xvi. Fair Value of Financial Instruments

Due to their short maturities, the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt approximate their fair value. The carrying amount of long-term debt approximates fair value due to interest rates that approximate prevailing market rates.

xvii. Fair Value Measurements

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets are currently classified within Level 1. The Company does not have any financial liabilities that are required to be measured on a recurring basis at December 31, 2023 and 2022.

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2023:

		Fair value measurements at December 31, 2023 using:
	December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$61,876	61,876	-	-
Total Financial Assets	$61,876	$61,876	$-	$-

The following tables set forth the Company’s financial assets that were accounted for at fair value on a recurring basis as of December 31, 2022:

		Fair value measurements at December 31, 2022 using:
	December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$63,638	$63,638	-	-
Total Financial Assets	$63,638	$63,638	$-	$-

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-16

(4) Property and Equipment, net

Property and equipment as of December 31, 2023 and 2022 consisted of the following components:

	December 31,
	2023	2022
Laboratory and manufacturing equipment	$381,627	$374,132
Office equipment	194,999	194,999
Leasehold improvements	25,248	25,248
PCT collaboration, demonstration and leased systems	53,098	53,098
Total property and equipment	654,972	647,477
Less accumulated depreciation	(570,042)	(544,126)
Net book value	$84,930	$103,351

Depreciation expense for the years ended December 31, 2023 and 2022 was $25,916 and $33,250, respectively.

(5) Intangible Assets

Intangible assets as of December 31, 2023, reflect the purchase price attributable to patents received in connection with the acquisition of assets of BaroFold Corp. Acquired BaroFold patents are being amortized to expense on a straight line basis at the rate of $80,000 per year over their estimated remaining useful lives of approximately 9 years. The estimated aggregate amortization expense for each of approximately four succeeding fiscal years is $80,000 annually. We performed a review of our intangible assets for impairment. When impairment is indicated, any excess of carrying value over fair value is recorded as a loss. An impairment analysis of intangible assets was performed as of December 31, 2023. We have concluded that there is an impairment of intangible assets for $230,770. Intangible assets at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
BaroFold Patents	$750,000	$750,000
Less accumulated amortization and impairment	(750,000)	(432,692)
Net book value	$-	$317,308

Amortization expense for each of the years ended December 31, 2023 and 2022 was $86,538 for both years.

(6) Retirement Plan

We provide all our employees with the opportunity to participate in our retirement savings plan. Our retirement savings plan has been qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the plan through payroll deductions within statutory limitations and subject to any limitations included in the plan. During 2023 and 2022 we contributed $10,792 and $12,777, respectively, in the form of discretionary Company-matching contributions.

(7) Income Taxes

Tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized. On December 31, 2023 and 2022, the Company did not have any uncertain tax positions. No interest and penalties related to uncertain tax positions were accrued at December 31, 2023, and 2022. Our tax returns for fiscal years 2022, 2021 and 2020 are open to examination.

Significant items making up the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Long term deferred taxes:
Inventory reserve	$300,254	$268,548
Other accruals	1,170,640	99,362
Other	89,474	15,715
Non-cash, stock-based compensation, nonqualified	2,533,983	872,967
Impairments	167,656	104,609
Operating loss carry forwards and tax credits	36,324,508	31,026,899
Less: valuation allowance	(40,586,515)	(32,388,100)
Total net deferred tax assets	$-	$-

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-17

A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. Accordingly, we established a valuation allowance in 2023 and 2022 for the full amount of our deferred tax assets for the uncertainty of realization. We believe that based on our projection of future taxable operating income for the foreseeable future, it is more likely than not that we will not be able to realize the benefit of the deferred tax asset at December 31, 2023.

We have net operating loss carry-forwards for federal income tax purposes of approximately $129,304,842 as of December 31, 2023. Included in these numbers are loss carry-forwards that were obtained through the acquisition of BioSeq, Inc. and are subject to Section 382 NOL limitations. These net operating loss carry-forwards expire at various dates from 2024 through 2038 Under the Tax Reform Act, NOL’s generated after December 31, 2017 can offset only 80% of a corporation’s taxable income in any year. With limited exceptions, NOL’s generated after 2017, $91,016,166 cannot be carried back, but they can be carried forward indefinitely.

We have research and development tax credit carryforwards for federal income tax purposes of approximately $2,288,308 as of December 31, 2023 and research and development tax credit carryforwards for state income tax purposes of approximately $381,425 as of December 31, 2023. The federal credit carryforwards expire at various dates from 2022 through 2037. The state credit carryforwards expire at various dates from 2023 through 2034.

The following table reconciles the U.S. Federal statutory tax rate to the Company’s effective tax rate:

	2023	2022
Statutory U.S. Federal tax rate	21%	21%
Permanent differences	(0)	(0)
State tax expense	(0)	(0)
Refundable AMT and R&D tax credit	(0)	(0)
Valuation allowance	(21)	(21)
Effective tax rate	0%	0%

(8) Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less.

Through the end of 2023, our corporate office was located at 14 Norfolk Avenue, South Easton, Massachusetts, 02375. We were paying $7,650 per month, on a lease extension, signed on December 5, 2022 that expired on December 31, 2023. We expanded our space to include offices, warehouse and a loading dock on the first floor starting May 1, 2017 with a monthly rent increase already reflected in the current payments.

We extended our lease for our space in Medford, MA (the “Medford Lease”) from December 30, 2020 to December 30, 2023. The lease required monthly payments of $7,282 subject to annual cost of living increases. The lease shall be automatically extended for three years unless either party terminates at least six months prior to the expiration of the current lease term. The Company accounted for the lease extension of our Medford Lease as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $221,432 based on the net present value of lease payments discounted using an estimated borrowing rate of 12%.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-18

The Company accounted for the Sparks Lease as an operating lease under ASC 842. Upon the commencement of the lease, the Company recorded a right-of-use asset and lease liability in the amount of $239,327 based on the net present value of lease payments discounted using an estimated borrowing rate of 12%.

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms for greater than one year as of December 31, 2023:

Year	Total
2024	$64,393
2025	$66,969
2026	$51,778
Total future undiscounted lease payments	$183,140
Less: Imputed interest	(55,284)
Present value of lease liabilities	127,856

The operating cash flows from the operating leases were $154,239, and $113,470 for the years ended December 31, 2023 and 2022, respectively.

Below is a table for the right of use asset and the corresponding lease liability in the consolidated balance sheets:

Operating Leases	December 31, 2023	December 31, 2022
Right of use asset	$142,815	$282,095
Right of use lease liability, current	$66,895	$142,171
Right of use lease liability, long term	$60,961	$139,924
Total lease liability	$127,856	$282,095

The weighted-average remaining lease term (years) of the above leases is 2.75 years, and 2.96 years as of December 31, 2023 and 2022. The weighted-average discount rate is 12% in both 2023 and 2022.

The Company had no financing lease during the year ended December 31, 2023 and 2022.

The components of lease cost for operating leases for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Operating lease cost	$124,606	$151,239
Short-term lease cost	91,800	91,800
Total lease cost	$216,406	$243,039

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-19

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2022 and $60,000 in 2021. For the years ended December 31, 2023 and 2022, we reported expenses of $67,100 and $69,300, respectively for these arrangements.

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

(9) Debt

Convertible Debt

On various dates during the year ended December 31, 2023, the Company issued convertible notes for net proceeds of approximately $5.5 million which contained varied terms and conditions as follows: a) 1-12 month maturity date; b) interest rates of 0 -18% per annum c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock or preferred stock that were fairly valued at issuance dates. The aggregate relative fair value of the shares of common stock issued with the notes of $790,975 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the preferred stock issued with the notes of $563,441 was also recorded as a debt discount to be amortized over the term of the notes. Deferred financing costs and OID issued with the debt are $1,051,000 and the Company repaid $2,742,409 for the year ended December 31, 2023. Finally, we evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2023. In the year ended December 31, 2023 the amortization of debt discount on convertible notes was $2,507,055.

On various dates during the year ended December 31, 2022, the Company issued convertible notes for net proceeds of approximately $4.9 million which contained varied terms and conditions as follows: a) 1-12 month maturity date; b) interest rates of 0 -18% per annum c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock or warrants to purchase common stock that were fairly valued at issuance dates. The aggregate relative fair value of the shares of common stock issued with the notes of $873,854 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the warrants issued with the notes of $93,576 was also recorded as a debt discount to be amortized over the term of the notes. Deferred financing costs and OID issued with the debt are $541,313 and the Company repaid $1,522,494 for the year ended December 31, 2022. We evaluated our convertible notes for derivative liability treatment on an on-going basis and have determined that all our notes did not qualify for derivative accounting treatment at December 31, 2022. In the year ended December 31, 2022 the amortization of debt discount on convertible notes was $1,694,028.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-20

The summary of specific terms of the convertible notes and outstanding balances as of December 31, 2023 and December 31, 2022 are listed in the tables below. The convertible notes are from numerous parties and with original issue dates from June, 2019 to December, 2023, and maturity dates from March, 2020 to December, 2024. There are approximately $13 million of notes that are past due as of December 31, 2023.

	December 31, 2023				December 31, 2022
Holders	Interest Rate	Conversion Price		Principal	Interest Rate	Conversion Price		Principal
Main Investor	10%	$2.50	(1)	$8,920,250	10%	$2.50	(1)	$9,393,150
Others	0 to 24%	$2.50 (2) or $7.50		12,409,062	0 to 24%	$7.50	(2)	8,886,036
Totals				21,329,312				18,279,186
Discount				645,471				455,517
Net				$20,683,841				$17,823,669

Notes:

(1)	Conversion price of these note is $2.50 except for a note for $189,750, which will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default, and $1,062,600 lower of (i) $2.50 or (ii) the conversion price of the Series AA Preferred Stock as adjusted. These notes are secured by all assets of the Company.

(2)	Conversion price of these notes is $2.50 but also varies with one or more of these notes having the following conversion adjustment:

a.	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
b.	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
c.	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
d.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
e.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
f.	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
g.	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert notes which can be the lower of 1) the Voluntary Conversion Price, or 2) 70% of the 5-day VWAP prior to conversion.
h.	Conversion price is $2.50. If note is in default, it is $1.
i.	Notes can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
j.	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
k.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan with a principal balance of $950,000 as of December 31, 2023 is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
l.	Some notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
m.	Some notes can be converted at $2.50 through fixed rate expiration dates, thereafter 60% of the lowest trading price for the last 20 days before conversion.
n.	Some notes can be converted at $2.50 through fixed rate expiration dates; thereafter lesser of (1) lowest trading price during the prior 25 days of the note or 65% of the lowest price during the 25 days prior to the conversion. Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. Notes can be voluntary converted at lower of lower of (i) $2.5/share and (ii) purchase Price of stock sold by PBIO at a price lower than $2.50/share that is not an Excluded Event in the Series AA Deal Documents. Notes can be converted at lower of lower of (i) $2.50 or (ii) the conversion price of the Series AA Preferred Stock as adjusted. Notes can be converted at lower of (i) $2.50 or (ii) the purchase price of stock by Series AA Holders. Notes can be voluntary converted at offering price of Common Stock at the close of the day prior to the Conversion Date

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-21

As of December 31, 2023, the approximate principal balance that are secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. is $352,188.

During the year ended December 31, 2023, the Company extended 23 loans totaling $5,625,648 and increased the principal to $6,325,263. The Company issued 2,552,300 shares of common stock and 802 shares of preferred stock for these extensions and added principal.

Standstill and Forbearance Agreements

The Company has entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes with a total principal as of December 31, 2023 of $272,500. Pursuant to the Standstill and Forbearance Agreements, the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate until April 16, 2021. During the year ended December 31, 2023, the Company settled one note with total principal of $302,484, leaving one final lender (three notes) with total principal of $272,500 outstanding and incurred interest, penalties and fees of approximately $253,425 in connection with the Standstill and Forbearance Agreement. During the year ended December 31, 2022 the Company settled one note with a total principal of $166,703 and incurred interest, penalties, and fees of approximately $0.8 million in connection with the Standstill and Forbearance agreements.

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the years ended December 31, 2023 and 2022 at substantially the same terms for extensions ranging over a period of three to twelve (12) months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the period or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans in 2023 and 2022. We recorded losses on extinguishment of liabilities of $751,335 in 2022 and $3,970,983 in 2023. Our gains and losses were measured by calculating the difference of the fair value of the new debt and the carrying value of the old debt.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-22

Other Debt

Twelve notes in Other Debt are past due as of December 31, 2023.

	December 31, 2023		December 31, 2022
Holders	Interest Rate	Principal	Interest Rate	Principal
Non-Convertible	(4)	$170,000	(1)	$878,809
Merchant debt (3)		1,094,162		760,160
SBA (2)	3.75%	161,864	3.75%	150,000
Totals		1,426,026		$1,788,969
Long Term		161,864		150,000
Short Term		$1,264,162		$1,638,969

Notes:

(1)	Interest varies from 1% to 10%. The maturity is between being past due and May 2, 2023.
(2)	The Company entered into a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets. During the year ended December 31, 2020, the Company borrowed $367,039 (two-year term and 1% interest rate per annum) under Payroll Protection program (or “2020 PPP”). During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL to December 2022. In year 2021, both 2020 PPP and 2021 PPP was forgiven by the United States and SBA.
(3)	During the years ended December 31, 2023 and 2022 we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 4.1% - 100.9% per month. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the Daily Payment Rate. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day. The Company’s Chief Executive Officer guarantees the Company’s performance of all representations, warranties, and covenants made by the Company in the Agreement. For loans outstanding on December 31, 2023, the maturity dates ranged from July, 2023 to October, 2024. For loans outstanding on December 31, 2022, the maturity dates ranged from April 4, 2023 to June 6, 2023.
(4)	Interest rate of 10%. The maturity date is December 31, 2019. During the year ended December 31, 2023, the term was modified from non-convertible to convertible for two loans in the amount of $651,500. As of December 31, 2023, $170,000 of the non-convertible debt is past due.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-23

Related Party Debt

	December 31, 2023		December 31, 2022
Holders	Interest Rate	Principal	Interest Rate	Principal	Security
Officers & Directors	(1)	$522,450	(1)	$521,950	Unsecured
Other Related Parties	12%	126,050	12%	120,850	Unsecured
Totals		648,500		642,800
Discount		-		7,915
Net		$648,500		$634,885

Notes:

(1)	Interest varies from 12% to 120%.

During the year ended December 31, 2023, we received short-term non-convertible loans of $190,000 with $8,300 OID from related parties and repaid $168,085 of related party loans. These notes bear interest ranging from 12% to 120% interest and are due upon demand.

During the year ended December 31, 2022, we received short-term non-convertible loans of $958,100 with $91,750 OID from related parties and repaid $315,300 of related party loans. These notes bear interest ranging from 12% to 120% interest and are due upon demand. All related party notes are convertible at $2.50 per /share.

We amortized $8,300 and $83,835 of debt discounts during the years ended December 31, 2023 and 2022, respectively for all non-convertible notes. The total unamortized discount for all non-convertible notes as of December 31, 2023 and 2022 was $0 and $7,915, respectively.

(10) Stockholders’ (Deficit)

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01.

As of December 31, 2023, there were no shares of Junior A issued and outstanding and no shares of Series A, B, C, G, H, H2, J and K issued and outstanding and as of December 31, 2022, there were no shares of Junior A issued and outstanding, and no shares of Series A, B, C, and E issued and outstanding.

Below is a summary table of the preferred stock:

	December 31, 2023	December 31, 2022
Series D Convertible Preferred Stock, $.01 par value; 850 shares authorized; 75 shares issued and outstanding on December 31, 2023, and 300 shares issued and outstanding on December 31, 2022 (Liquidation value of $300,000)	$-	$3
Series G Convertible Preferred Stock, $.01 par value; 240,000 shares authorized; no shares issued and outstanding on December 31, 2023 and 80,570 shares issued and outstanding on December 31, 2022	-	806
Series H Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; no shares issued and outstanding on December 31, 2023 and 10,000 shares issued and outstanding on December 31, 2022	-	100
Series J Convertible Preferred Stock, $.01 par value; 6,250 shares authorized; no shares issued and outstanding on December 31, 2023 and 3,458 shares issued and outstanding on December 31, 2022	-	35
Series K Convertible Preferred Stock, $.01 par value; 15,000 shares authorized; no shares issued and outstanding on December 31, 2023 and 6,880 shares issued and outstanding on December 31, 2022	-	68
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,645 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	86	86
Series BB Convertible Preferred Stock, $.01 par value; 1,000 shares authorized; 1,219 shares issued and outstanding on December 31, 2023 (1) and no shares outstanding at December 31, 2022	12	-
Series CC Convertible Preferred Stock, $.01 par value; 2,000 shares authorized; 401 shares issued and outstanding on December 31, 2023 and no shares outstanding at December 31, 2022	4	-
Series H2 Convertible Preferred Stock, $.01 par value; 21 shares authorized; no shares issued and outstanding on December 31, 2023 and 21 shares issued and outstanding on December 31, 2022	-	-
Series A Junior Participating Preferred Stock, $.01 par value, 20,000 shares authorized, no shares outstanding	-	-
Series A Convertible Preferred Stock, $.01 par value, 313,960 shares authorized, no shares outstanding	-	-
Series B Convertible Preferred Stock, $.01 par value, 279,256 shares authorized, no shares outstanding	-	-
Series C Convertible Preferred Stock, $.01 par value, 88,098 shares authorized, no shares outstanding	-	-
Series E Convertible Preferred Stock, $.01 par value, 500 shares authorized, no shares outstanding	-	-
Total Convertible Preferred Shares	$102	$1,098

(1)	219 shares of the Series BB Convertible Preferred Stock are accounted for as a short-term liability in the amount of $1,000,000 due to the company exceeding its stated authorized amount.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-24

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

Series AA Convertible Preferred Stock and Warrants

During the year ended December 31, 2021, the Company entered into Securities Purchase Agreements with investors pursuant to which the Company sold an aggregate of 406 shares of Series AA Convertible Preferred Stock, each preferred share convertible into 1,000 shares of the Company’s common stock, par value $0.01 per share, for an aggregate Purchase price of approximately $1,015,000. We issued to the investors warrants to purchase an aggregate 406,000 shares of common stock with an exercise price of $3.50 per share. The Company did not incur any placement agent fees for this transaction. The relative fair value of warrants is $509,130. In this time the Company also issued 200 shares of Series AA Preferred Stock and 200,100 warrants to acquire common stock (five year term and $3.50 exercise price) for settlement of liabilities, including accrued expense, accrued Compensation to employees and non-convertible debt and related interest. The relative fair value of warrants is $245,635. The Company also recognized a $23,004 loss on settlement of liabilities, which is included in losses on extinguishment of liabilities on the consolidated statement of operations.

During the year ended December 31, 2022, there was 4,400 common stock issued for preferred stock conversions from Series AA Convertible Preferred Stock. During year ended December 31, 2023 and 2022, the Company accrued dividend for the amount of $1,727,275 and $1,658,175, respectively to holders of Series AA Convertible Preferred Stock

The issuances of our convertible preferred stock and common stock purchase warrants are accounted for under the fair value and relative fair value method.

The warrant is first analyzed per its terms as to whether it has derivative features or not. If the warrant is determined to be a derivative, then it is measured at fair value using the Black Scholes Option Model and recorded as a liability on the balance sheet. The warrant is re-measured at its then current fair value at each subsequent reporting date (it is “marked-to-market”).

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-25

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

The convertible preferred stock is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant. Further, the convertible preferred stock is examined for any intrinsic beneficial conversion feature (“BCF”) of which the convertible price of the preferred stock is less than the closing stock price on date of issuance. If the relative fair value method is used to value the convertible preferred stock and there is an intrinsic BCF, a further analysis is undertaken of the BCF using an effective conversion price which assumes the conversion price is the relative fair value divided by the number of shares of common stock the convertible preferred stock is converted into by its terms. The adjusted BCF value of $0 and $873,798 was accounted for as a deemed dividend within equity and was included in the earnings per share calculation for the years ended December 31, 2023 and 2022, respectively. The Company did not recognize any BCF for the year ended December 31, 2022, since the Company adopted ASU 2020-06 effective January 1, 2022.

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-26

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

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-27

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

During the twelve months ended December 31, 2023 the Company converted 245 shares of Series BB convertible preferred stock and had 1,219 shares of Series BB convertible preferred stock outstanding which is 219 shares above the authorized of 1,000. As a result, 219 Series BB shares with an approximately fair value of $1,000,000 is included as preferred stock liability as of December 31, 2023. During the twelve months ended December 31, 2023, the company also issued 401 shares of Series CC restricted preferred stock to accredited investors and consultants, with the following detail:

●	233 shares of Series BB preferred stock with a fair value of $1,360,867, for services rendered;
●	822 shares of Series BB preferred stock with a fair value of $3,071,914 of which $397,384 is included as preferred stock liability for convertible debt extensions;
●	128 shares of Series BB preferred stock with a fair value of $563,441 and issued with convertible debt;
●	220 shares of Series BB preferred stock from interest paid-in kind with fair value of 602,616 included in preferred stock liability;
●	245 shares of Series BB preferred stock was converted into common stock; 62 shares issued for the conversion of common stock to preferred stock;
●	401 shares of Series CC preferred stock with a fair value of $10,017,208 for the conversion of debt/accrued interest and dividends.

Common Stock

Stock Options and Warrants

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

At the Company’s December 30, 2021 Special Meeting, the shareholder’s approved the 2021 Equity Incentive Plan (the “2021 Plan”) pursuant to which 3,000,000 shares of our common stock were reserved for issuance upon exercise of stock options or other equity awards. Consistent with the Company’s existing 2013 Equity Incentive plan (the “2013 plan”), under the 2021 plan, we may award stock options, shares of common stock, and other equity interests in the Company to employees, officers, directors, consultants, and advisors, and to any other persons the Board of Directors deems appropriate. As of December 31, 2023 options to acquire 4,920,754 shares were outstanding under these Plans.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-28

All of the outstanding non-qualified options had an exercise price that was at or above the Company’s common stock share price at time of issuance. On October 18, 2023, the company’s board of directors approved the re-pricing of all issued and outstanding qualified and non-qualified stock option grants to $0.25 per share.

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

The following tables summarize information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants		Total
	Shares	Weighted Average price per share	Shares	Weighted Average price per share	Shares	Exercisable
Balance outstanding, December 31, 2021	1,333,101	$0.72	16,207,108	$3.50	17,540,209	17,308,567
Granted	-	-	277,500	3.50	277,500
Exercised	(25,279)	0.69	-	-	(25,279)
Expired	-	-	(205,839)	3.50	(205,839)

Balance outstanding, December 31, 2022	1,307,822	$0.72	16,278,769	$3.50	17,586,591	17,570,591
Granted	7,151,238	0.25	100,000	3.50	7,251,238
Exercised	(117,552)	0.69	-	-	(117,552)
Expired	-	-	(801,415)	3.50	(645,829)
Forfeited	(3,420,754)	-	-	-	(3,420,754)
Balance outstanding, December 31, 2023	4,920,754	$0.25	15,577,354	$3.50	20,628,305	18,625,326

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.25	$1.00	4,920,754	8.5	$0.25	3,047,972	7.8	$0.25
$1.01	$3.00	-	-	$-	-	-	$-
		4,920,754	8.5	$0.25	3,047,972	7.8	$0.25

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-29

Common Stock Issuances

For the year ended December 31, 2023  the Company recognized 117,552 shares issued with a fair value of $81,111 for stock option exercises; issued 2,150,000 shares for services rendered with a fair value of $2,082,544; 2,552,300 shares with a fair value of $2,028,748 for debt extensions; 203,613 shares with a fair value of $509,033 for conversion of debt and interest; 729,571 shares with a fair value of $386,936 for dividends paid in kind; 11,878,135 shares with a fair value of $8,226,186 for interest paid-in-kind; 1,625,642 shares for stock issued with debt with a fair value of $790,975, 60,000 shares with a fair value of $150,000 for sale of common stock, 2,454,000 shares for conversion of Series BB convertible preferred stock, 624,000 shares converted into 62 shares of Series BB convertible preferred stock and 537,940 shares for conversion of Series D-K convertible preferred stock.

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

During the year ended December 31, 2023, the Company accrued approximately $5.3 million in interest expense for these obligations to issue common stock. During the year ended December 31, 2022, the Company accrued approx. $2.7 million in interest expense for these obligations to issue common stock.

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

For the twelve months ended December 31, 2023, the Company issued 100,000 warrants (four-year term at a $3.50 exercise price) to acquire common stock at a fair value of $61,609 to a consultant for professional services.

For the twelve months ended December 31, 2022, the Company issued a total of 277,500 warrants at a fair value of $280,608, all with a strike price of $3.50 per share and an expiration term ranging from 3 to 5 years. Warrants issued:

●	120,000 issued in conjunction with signing of new convertible loans for the fair value of $93,576;
●	100,000 issued for a debt extension for the fair value of $132,537, and
●	57,500 issued for professional services rendered for the fair value of $54,495.

(11) Subsequent Events

Acquisition of Assets and Liabilities from CBH International LLC, dba “Uncle Bud’s.”

On January 9, 2024, Pressure BioSciences, Inc. (the “Company”) and CBH International LLC, dba “Uncle Bud’s,” (“Uncle Bud’s”) signed an Asset Purchase Agreement (the “Agreement”) for the Company to acquire all of Uncle Bud’s assets and assume selected liabilities, including a $734,000 long-term loan and all trade payables. Uncle Bud’s stockholders received 127 shares in PBIO convertible Series DD Preferred Stock that converts into 2,540,000 common shares of PBIO. Such shares are subject to standard restrictions on resale. In addition, the parties agreed to an earnout for additional shares of PBIO Common Stock worth up to $4,000,000 based on the achievement of revenue and pre-tax income results in 2024, and subsequently entered into an amendment to terminate the contingent and earnout clause of the Agreement and issued 8,000,000 non-qualified stock options. All options had an exercise price of $0.30, (100% vest immediately), have a ten-year life as long as the Optionee remains affiliated with PBI (one-year life after loss of affiliation), and all other terms and conditions as specified in the 2024 plan. Upon the closing, all employees of Uncle Bud’s have become employees of PBIO and Uncle Bud’s has become the Consumer Products Business Unit of the Company.

Debt, Preferred, Common Stock, and Option activity

From January 1, 2024, through May 31, 2024, the Company issued thirteen (13) convertible loans for approximately $3,100,000, which each carry a 0-72% annual interest rate and one (1) to twelve (12) month terms. All the loans are convertible into common stock either at $2.50 per share or subject to a conversion adjustment.

The Company also repaid 6 loans totaling $272,852 between January 1, 2024 and May 31, 2024, , which were issued between May 2023 and April 2024. The Company also extended twenty-two (22) loans in the amount of approximately $7,281,000 to between June 30, 2024 and March 24, 2025. The Company is obligated to issue 880 shares of Series BB Preferred Stock to the Lenders for the extensions, but could not because no shares of Series BB remained available for issue. However, 353,000 shares of the Company’s Common Stock were issued to three Lenders as extension fees.

From January 1, 2024, through June 6, 2024, 722 shares of Series BB convertible preferred stock converted into 7,224,000 shares of common stock, 323 shares of Series BB convertible preferred stock was issued for debt , 745 shares of Series BB convertible preferred stock was issued for extensions and default and 123 shares of Series BB convertible preferred stock was issued for services. The company’s Series BB convertible preferred stock is currently over the stated authorized amount by 1,091 shares.

From January 1, 2024, through June 6, 2024, 1,053,250 shares of common stock was issued for debt, default and paid-in-kind and 1,274,000 shares of common stock for services.

From January 1, 2024, through June 6, 2024, 803,750 options were grants with an exercise price of $0.30 per share and a term of ten (10) years.

Lease

On February 5, 2024, our corporate office and R&D labs have been consolidated into one facility and we are currently located at 480 Neponset St., Unit 10B, Canton, Massachusetts 02021. The lease agreement term is five years and contains escalating payments during the lease period with the first lease payment being due on May 1, 2024 and monthly rent ranging from $11,651 to $13,678 through the lease term.

Pressure BioSciences, Inc.	December 31, 2023 Form 10K	F-30