Form 10-Q
period 2024-03-31
PRESSURE BIOSCIENCES INC
filed 2024-09-06
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 001-38185

PRESSURE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2652826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

440 Neponset Street, Unit 10B Canton, Massachusetts	02021
(Address of principal executive offices)	(Zip Code)

(508) 230-1828

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of August 26, 2024 was 37,379,297.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,220	$81,279
Accounts receivable	144,639	151,234
Inventories, net of $1,583,190 and $1,021,812 reserve, respectively	596,863	304,909
Prepaid expenses and other current assets	211,354	222,633
UB Exchange Account	1,181	-
Total current assets	957,257	760,055
Investment in equity securities	66,031	61,876
Property and equipment, net	78,452	84,930
Right of use asset operating leases	565,409	142,815
Intangible assets, net	596,404	-
Goodwill	4,727,976	-
TOTAL ASSETS	$6,991,529	$1,049,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,438,755	$1,320,432
Accrued employee compensation	177,453	191,578
Accrued professional fees and other	3,539,910	2,860,509
Accrued interest and dividends payable	6,620,620	5,306,353
Deferred revenue	233,459	233,850
Convertible debt, net of unamortized debt discounts of $403,060 and $645,471, respectively	23,517,372	20,683,841
Other debt, net of unamortized discounts of $0 and $0, respectively	2,152,748	1,264,162
Related party, net of unamortized debt discount of $0 and $0, respectively	682,252	648,500
Right of use operating lease liability	204,886	66,895
Series BB Convertible Preferred Shares Liability	1,725,000	1,000,000
Series DD Convertible Preferred Shares Liability	1,066,800	-
Options Payable (Note 4)	2,210,060	-
Total current liabilities	44,569,315	33,576,120
LONG TERM LIABILITIES
Long term debt	161,182	161,864
Right of use operating lease liability long term	379,661	60,961
Deferred revenue	8,167	4,560
TOTAL LIABILITIES	45,118,325	33,803,505
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA, BB, CC and DD Convertible Preferred Stock, $.01 par value (Note 7)	103	102
Common stock, $.01 par value; 100,000,000 shares authorized; 47,073,892 and 35,367,663 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	470,808	353,677
Warrants to acquire common stock	35,684,321	35,684,321
Additional paid-in capital	103,453,087	100,236,710
Accumulated deficit	(177,735,115)	(169,028,639)
TOTAL STOCKHOLDERS’ DEFICIT	(38,126,796)	(32,753,829)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,991,529	$1,049,676

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	3

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenue:
Products, services, other	$349,257	$740,600
Total revenue	349,257	740,600

Costs and expenses:
Cost of products and services	233,310	358,628
Research and development	272,023	435,646
Selling and marketing	130,173	226,015
General and administrative	1,198,309	3,358,056
Total operating costs	1,833,815	4,378,345
Operating loss	(1,484,558)	(3,637,745)

Other (expense) income:
Interest expense, net	(5,384,991)	(3,893,686)
Unrealized gain on investment in equity securities	4,155	8,061
Gain (loss) on extinguishment of liabilities	(1,211,511)	659,277
Other income (expense)	2,482	6,259
Total other expense	(6,589,865)	(3,220,089)
Net loss	(8,074,423)	(6,857,834)
Preferred stock dividends	(632,053)	(431,807)
Net loss attributable to common shareholders	$(8,706,476)	$(7,289,641)
Basic and diluted net loss per share attributable to common shareholders	$(0.22)	$(0.46)
Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	39,811,524	15,839,373

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,074,423)	$(6,857,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	-	(659,277)
Non-cash lease expense	48,561	90,279
Common stock issued for interest	1,136,790	1,705,234
Preferred stock issued for interest	892,343	-
Preferred stock for services	67,500	-
Preferred stock issued debt extensions	1,160,880	-
Depreciation and amortization	75,827	28,114
Accretion of interest and amortization of debt discount	1,571,926	615,007
Common stock issued for debt extension	110,310	1,029,939
Stock-based compensation expense	240,292	1,430,244
(Gain) on investment in equity securities	(4,155)	(8,061)
Common stock and warrants issued for services	11,100	1,480,944
Investment banker fees for UB APA	210,060	-
Changes in operating assets and liabilities:
Accounts receivable	11,718	(96,780)
Inventories	58,968	20,338
Prepaid expenses and other assets	11,279	(25)
UB Exchange Account	(1,181)	-
Accounts payable	(225,930)	131,729
Accrued employee compensation	(14,125)	101,299
Operating Lease Liability	(14,464)	(127,014)
Deferred revenue and other accrued expenses	867,164	693,653
Net cash used in operating activities	(1,859,560)	(422,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(3,000)
Net cash used in investing activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	100,000
Proceeds from stock option exercises	-	81,111
Net proceeds from convertible debt	2,056,289	2,520,000
Net proceeds from non-convertible debt - third party	94,371	654,681
Net proceeds from debt - related party	97,052	88,200
Payments on convertible debt	(394,229)	(1,628,474)
Payments on debt - related party	(8,682)	(99,000)
Payments on non-convertible debt	(63,300)	(1,056,149)
Net cash provided by financing activities	1,781,501	660,369

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,059)	235,158
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,279	3,865
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,220	$239,023

SUPPLEMENTAL INFORMATION
Interest paid in cash	$324,763	$534,872
NON CASH TRANSACTIONS:
Common stock issued with debt	140,455	1,087,751
Preferred stock issued with debt	260,000	-
Common stock issued in lieu of cash for dividend	38,838	102,435
Preferred stock dividends	632,053	431,807
Conversion of preferred stock for common stock	69,550	4,935
Conversion of common stock for preferred stock	8,750	-
Conversion of debt and interest into common stock	-	509,033
Preferred stock and options issued for UB acquisition	5,959,834	-
Initial recognition of ROU assets and liabilities	471,155	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	5

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2023	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)
Stock option exercise	-	-	117,552	1,176	-	79,935	-	81,111
Stock-based compensation	-	-	-	-	-	1,430,244	-	1,430,244
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,807)	(431,807)
Issuance of common stock for services	-	-	990,500	9,905	-	1,409,430	-	1,419,335
Issuance of common stock warrants for services	-	-	-	-	61,609	-	-	61,609
Conversion of debt and interest for common stock	-	-	203,613	2,036	-	506,997	-	509,033
Issuance of common stock for dividends paid-in-kind	-	-	73,694	737	-	101,698	-	102,435
Issuance of common stock for interest paid-in-kind	-	-	1,111,081	11,111	-	1,694,123	-	1,705,234
Common stock issued for debt extension	-	-	568,200	5,682	-	1,024,257	-	1,029,939
Stock issued with debt	-	-	783,150	7,832	-	1,079,919	-	1,087,751
Conversion of preferred stock for common stock	(101,154)	(1,012)	493,540	4,935	-	(3,923)	-	-
Sale of Common Stock for Cash	-	-	40,000	400	-	99,600	-	100,000
Net loss	-	-	-	-	-	-	(6,857,834)	(6,857,834)
Balance, March 31, 2023	8,720	$86	18,064,240	$180,643	$32,057,371	$76,428,425	$(141,115,846)	$(32,449,321)

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	6

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2023	10,121	$102	35,367,663	$353,677	$35,684,321	$100,236,710	$(169,028,639)	$(32,753,829)
Stock-based compensation	-	-	-	-	-	240,292	-	240,292
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,709)	(431,709)
Series CC Preferred Stock dividend	-	-	-		-	-	(200,344)	(200,344)
Stock issued with debt	-	-	581,050	5,811	-	134,644	-	140,455
Common stock issued for debt extension	-	-	388,000	3,880	-	106,430	-	110,310
Issuance of common stock for services	-	-	70,000	700	-	10,400	-	11,100
Issuance of common stock for interest paid-in-kind	-	-	4,344,443	43,513	-	1,093,277	-	1,136,790
Issuance of common stock for dividends paid-in-kind	-	-	242,736	2,427	-	36,411	-	38,838
Conversion of preferred stock for common stock	(696)	(7)	6,955,000	69,550	-	(69,543)	-	-
Conversion of common stock to preferred stock	88	1	(875,000)	(8,750)	-	8,749	-	-
Issuance of Preferred stock for services	23	-	-	-	-	67,500	-	67,500
Preferred stock for debt extension	181	2	-	-	-	520,878	-	520,880
Preferred stock issued with debt	100	1	-	-	-	259,999	-	260,000
Issuance of Preferred stock for interest paid-in-kind	303	3	-	-	-	807,340	-	807,343
Preferred stock issue for UB acquisition	127	1	-	-	-	-	-	1
Net loss	-	-	-	-	-	-	(8,074,423)	(8,074,423)
BALANCE, March 31, 2024	10,247	$103	47,073,892	$470,808	35,684,321	$103,453,087	$(177,735,115)	$(38,126,796)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	7

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

1) Business Overview, Liquidity and Management Plans

Pressure BioSciences, Inc. (OTCQB: PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”), (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

Uncle Bud’s Acquisition and Sales/Marketing Platform In January 2024, PBI completed the acquisition of Uncle Bud’s Hemp (renamed Uncle Bud’s Health & Wellness or “UB”), a direct-to-consumer (DTC) packaged goods company, with product development, marketing, and selling in the DTC vertical. Uncle Bud’s sells their products both online and through major retail chains.

2) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have experienced losses from operations and negative cash flows from operations. As of March 31, 2024, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 6 and 7. In addition we raised debt and equity capital after March 31, 2024 as described in Note 9 We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2024.

Use of Estimates

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. In addition, estimates were made in projecting future cash flows to quantify impairment of assets, fair value of share based awards and investments in equity securities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from the estimates, and such differences may be material to the Company’s consolidated financial statements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	8

Intangibles assets as of March 31, 2024 are as follows:

Website	$1,516
Less website amortization	(158)
Customer list	664,237
Less Customer list amortization	(69,191)
Net Intangible Assets	$596,404

Expected amortization expense of intangible assets over the next 2 years is as follows:

Twelve Months ended March 31,

2024	$332,875
2025	263,529
Net Intangible Assets	$596,404

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Accounting for the Impairment of Long-Lived Assets.  This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

During the quarter ended March 31, 2024, there were no triggering events related to the customer list for Uncle Bud’s which required an analysis to be performed.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly-owned subsidiaries PBI BioSeq, Inc., PBI Agrochem, Inc., and Uncle Buds Health and Wellness, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from contract with Customers (“Topic 606”). The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries.

Revenue is recognized under Topic 606, at a point in time and over a period of time, in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

The following is a summary of the revenue recognition policy for each of the Company’s subsidiaries PBI BioSeq, Inc. and PBI Agrochem, Inc, we recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers, and ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers. Revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. We enter into sales contracts that may consist of multiple distinct performance obligations where certain performance obligations of the sales contract are not delivered in one reporting period. We measure and allocate revenue according to ASC 606-10.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	9

We identify a performance obligation as distinct if both the following criteria are true: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates, costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

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

We apply ASC 845, “Accounting for Non-Monetary Transactions”, to account for products and services sold through non-cash transactions based on the fair values of the products and services involved, where such values can be determined. Non-cash exchanges would require revenue to be recognized at recorded cost or carrying value of the assets or services sold if any of the following conditions apply:

a)	The fair value of the asset or service involved is not determinable.
b)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.
c)	The transaction lacks commercial substance.

We recognize revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	10

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

Uncle Buds Health and Wellness, Inc. (“Uncle Bud’s”, “UB”)

As part of the acquisition of Uncle Bud’s, the Company analyzed ASC Topic 606, Revenue from Contracts with Customers and determined to recognized revenue when control of the product is transferred to the customer and they have assumed the risk of loss, which is typically when it is received by the customer.

UB generated $153,787 of direct-to-consumer (DTC) sales. The Company estimated UB deferred revenue to be approximately $15,000 as of March 31, 2024, which the Company deemed to be nominal.

Additionally, Uncle Bud’s has no future contracts or obligations to the customer to provide future services or expenses whereby future revenue is generated.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended March 31,
Primary geographical markets	2024	2023
North America	$340	$556
Europe	6	36
Asia	3	149
	$349	$741

	Three Months Ended March 31,
Major products/services lines	2024	2023
Hardware	$83	$428
Consumables	38	66
Contract research services	-	5
Sample preparation accessories	48	45
Consumer Products	154	-
Agrochem products	-	131
Technical support/extended service contracts	20	43
Shipping and handling	6	19
Other	-	4
	$349	$741

	Three Months Ended March 31,
Timing of revenue recognition	2024	2023
Products transferred at a point in time	$328	$693
Services transferred over time	21	48
	$349	$741

Contract balances

In thousands of US dollars ($)	March 31, 2024	December 31, 2023
Receivables, which are included in ‘Accounts Receivable’	$145	$151
Contract liabilities (deferred revenue)	242	34

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	11

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2024	2025	Total
Extended warranty service	$234	$8	$242

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

Segment Reporting

We organize our business segments based on the nature of the products and services offered. Operating segments are defined as the components of a business which separate financial information is available. In Note 8, the table of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Operating expenses” under Parent.

Our Industrial segment contains the UST, BaroFold and PCT Platforms. Due to our purchase of Uncle Bud’s , the Company analyzed ASC 280-10-50 and determined that Uncle Bud’s qualifies as an operating segment. Our Consumer segment represents the activity of Uncle Bud’s. Uncle Bud’s offers products direct-to-consumer online and through major retail chains.

Based on the above, management has determined to report under the following segments:

-	Corporate – for shared expenses between the other reportable segments
-	Pressure Biosciences reported as “Industrial”
-	Uncle Buds reported as “Consumer”

Goodwill

Goodwill is recorded as the excess, if any, of the aggregate fair value of consideration exchanged for an acquired business over the fair value (measured at the acquisition date) of total net tangible and identified intangible assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment determines it is necessary, we will perform a quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

We are required to identify our reporting units and determine the carrying value of each reporting unit. We analyze financial information of our operations to identify discrete segments that constitute a reporting unit. We assign assets acquired and liabilities assumed in business combinations to those reporting units. We are required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we would be required to book an impairment loss.

All assessments of goodwill impairment are conducted at the individual reporting unit level. As of March 31, 2024, the only reporting unit with goodwill is Uncle Bud’s.

We determined no impairment of our goodwill occurred for the period ended March 31, 2024.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	12

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

The following table illustrates the level of concentration as a percentage of total revenues during the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31,
	2024	2023
Top Five Customers	48%	64%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of March 31, 2024 and December 31, 2023. The Top Five Customers category may include federal agency receivable balances if applicable.

	March 31, 2024	December 31, 2023
Top Five Customers	100%	96%

Investment in Equity Securities

As of March 31, 2024, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	13

As of March 31, 2024, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $66,031. We recorded $4,155 as an unrealized gain during the three months ended March 31, 2024 for changes in market value.

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

The following table illustrates our computation of loss per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(8,706,476)	$(7,289,641)

Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	39,811,524	15,839,373

Loss per common share – basic and diluted	$(0.22)	$(0.46)

The following table presents securities that could potentially dilute basic loss per share in the future. For all periods presented, the potentially dilutive securities were not included in the computation of diluted loss per share because these securities would have been anti-dilutive to our net loss. The Series D Convertible Preferred Stock, Series AA Convertible Preferred Stock, Series BB Convertible Preferred Stock, Series CC Convertible Preferred Stock and Series DD Convertible Preferred Stock are presented below as if they were converted into common shares according to the conversion terms.

	As of March 31,
	2024	2023
Stock options	5,724,504	3,420,754
Convertible debt	9,568,173	7,620,701
Common stock warrants	15,577,354	16,217,101
Convertible preferred stock:
Series D Convertible Preferred	6,250	6,250
Series AA Convertible Preferred	8,645,000	8,645,000
Series BB Convertible Preferred	16,230,000	-
Series CC Convertible Preferred	4,010,000	-
Series DD Convertible Preferred	2,540,000	-
	62,301,281	35,909,806

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

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	14

Determining Fair Value of Stock Option Grants

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the three months ended March 31, 2024:

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs )
Expected volatility	155.0%
Risk-free interest rate	4.20%
Forfeiture rate	0 to 5.00%
Expected dividend yield	0.0%

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

The Company recognized stock-based compensation expense of $240,292 and $1,430,244 for the three months ended March 31, 2024 and 2023, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2024	2023
Cost of sales	$14,664	$53,481
Research and development	43,257	170,620
Consumer Products	54,335	-
Selling and marketing	25,286	72,099
General and administrative	102,750	1,134,044
Total stock-based compensation expense	$240,292	$1,430,244

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

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	15

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024:

		Fair value measurements at March 31, 2024 using:
	March 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$66,031	$66,031	-	-
Total Financial Assets	$66,031	$66,031	$-	$-

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023:

		Fair value measurements at December 31, 2023 using:
	December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	61,876	61,876	-	-
Total Financial Assets	$61,876	$61,876	$-	$-

4) Business Combination

On January 9, 2024, the Company acquired the assets and assumed the liabilities of Uncle Buds. Under the provision of ASC 805 Business Combinations, the acquisition is considered an acquisition of a business since the Company is continuing the business of UB which has defined inputs and substantive processes that contribute to the ability to create outputs.

The Company believes that the purchase of the assets and assumption of liabilities of Uncle Bud’s will result in synergies from combining the existing commercial customers of the Company with the retire focus, and customer list of Uncle Bud’s, as the Company desires to use its existing products into the retail channel.

The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	16

The following are the unaudited pro forma results of operations for the three months ended March 31, 2024 and 2023, as if Uncle Bud’s had been acquired on January 1, 2023. The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on January 1, 2023.

	Unaudited
	Pro Forma combined financials PBI and UB
	For the Three Months ended March 31,
	2024	2023
Sales	$362,073	$1,258,365
Cost of goods sold	$251,210	$687,576
Operating expenses	$1,645,636	$4,274,709
Loss from operations	$(1,534,773)	$(3,703,920)
Loss per share	$(0.04)	$(0.23)

The purchase price is as follows:

Fair value of options issued to sellers of UB and finders (1)	$2,210,060
Preferred shares DD issued	$1,066,800
Cost of acquisition:
Fair value of options issued to finders (1) (2)	$(210,060)
Total consideration paid	$3,066,800

Notes

(1)	Options were owed as of March 31, 2024, but not yet issued. Therefore, the Company recognized the option fair value as a liability “Options Payable” as of March 31, 2024, for a total of $2,210,060. In computing fair value, a Black Scholes computation was performed with the following variables:

a.	For options issued to the sellers of UB, valued at $2,000,000

i.	Expected time to maturity = 5 years
ii.	Annual risk free rate = 4.08%
iii.	Annualized volatility = 118%

b.	For options issued as investment banker fees, valued at $210,060

i.	Expected time to maturity = 2.5 years
ii.	Annual risk free rate = 4.18%
iii.	Annualized volatility = 103%

(2)	This amount was expensed in the statement of operations.

Upon analysis of Uncle Bud’s business combination, the Company has estimated the fair value of the assets and liabilities acquired as follows:

Estimate of Fair Value
Assets Acquired
Accounts Receivable	$5,123
Inventory	350,922
Customer list	664,237
Goodwill	4,727,976
Intangible assets	1,516
Total assets	$5,749,774

Liabilities Assumed
Accounts payable	$1,344,254
Accrued liabilities	522,145
Other current liabilities	14,360
Term loan liabilities	68,000
Line of credit	734,215
Total liabilities assumed	2,682,974
Total	$3,066,800

The Uncle Bud’s transaction produced a goodwill of $4,727,976. The Company anticipates that there will be no material increase or decrease to its tax situation based on this goodwill.

On January 9, 2024, the Company and CBH International LLC, dba Uncle Bud’s, signed an Asset Purchase Agreement (the “Agreement”) for the Company to acquire all of Uncle Bud’s assets and assume selected liabilities, including a $734,000 long-term loan and all trade payables.

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

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	17

Upon the closing, all employees of Uncle Bud’s have become employees of PBIO and Uncle Bud’s has become the Consumer Products Business Unit of the Company.

Goodwill considerations – ASC 350-20-35-34 states, “A component of an operating segment is a reporting unit if the component constitutes a business or a nonprofit activity for which discrete financial information is available and segment management, as that term is defined in paragraph 280-10-50-7, regularly reviews the operating results of that component.” In this case Uncle Bud’s is a reporting unit with discrete financial information should be shown in the Uncle Buds segment along with any impairment. All assessments of goodwill impairment are conducted at the segment reporting unit level.

5) Commitments and Contingencies

Operating Leases

The Company accounts for its leases under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less. Our corporate office is currently located at 480 Neponset Street, Unit 10B, Canton, MA 02021.

We extended our lease for our space in Medford, MA (the “Medford Lease”) from December 30, 2020 to December 30, 2023. The lease required monthly payments of $7,282 subject to annual cost of living increases. The lease shall be automatically extended for additional three years unless either party terminates at least nine months prior to the expiration of the current lease term. The Company did not renew this lease and let it expire on December 30, 2023.

The Company accounted for the lease extension of our Medford Lease as a lease modification under ASC 842. At the effective date of modification, the Company recorded an adjustment to the right-of-use asset and lease liability in the amount of $221,432 based on the net present value of lease payments discounted using an estimated borrowing rate of 12%.”

On February 5, 2024 we moved and entered a new lease for our corporate office (the “Canton Lease”). The Company accounts for the Canton Lease as an operating lease under ASC 842. Payment of rent began on April 1, 2024. The lease terminates on April 30, 2029. Monthly rent begins at $11,651 and escalates over the lease term to $13,678. Upon the commencement of the Canton Lease, the Company recorded a right-of-use asset and lease liability in the amount of $471,155 based on the net present value of lease payments discounted using an estimated borrowing rate of 24%.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	18

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2024:

Year	Total
April 1 – December 31, 2024	$180,908
2025	$211,852
2026	$203,753
2027	$158,054
2028	$164,133
2029	$41,036
Total future undiscounted lease payments	$959,736
Less imputed interest	$375,189
Present value of lease liabilities	$584,547

The operating cash flows from the operating leases were $48,561 for the three months ended March 31, 2024 and $90,279 for the three months ended March 31, 2023. The weighted-average remaining lease term (years) of the above leases is 4.34 years as of March 31, 2024.

Below is a table for the right of use asset and the corresponding lease liability in the consolidated balance sheets:

Operating Leases	March 31, 2024	December 31, 2023
Right of use asset	$565,409	$142,815
Right of use liability, current	$204,886	$66,895
Right of use liability, long term	$379,661	$60,961
Total lease liability	$584,547	$127,856

The weighted-average discount rate is 22%.

The Company had no financing lease during the three months ended March 31, 2024 and 2023.

The components of lease cost for operating leases for the three months ended March 31, 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
Operating lease cost	$32,997	$37,810
Short-term lease cost	21,737	20,850
Total lease cost	$54,734	$58,660

Target Discovery Inc.

In March 2010, we signed a strategic product licensing, manufacturing, co-marketing, and collaborative research and development agreement with Target Discovery Inc. (“TDI”), a related party. Under the terms of the agreement, we have been licensed by TDI to manufacture and sell an innovative line of chemicals used in the preparation of tissues for scientific analysis (“TDI reagents”). The TDI reagents were designed for use in combination with our pressure cycling technology. The companies believe that the combination of PCT and the TDI reagents can fill an existing need in life science research for an automated method for rapid extraction and recovery of intact, functional proteins associated with cell membranes in tissue samples. We did not incur any royalty obligation under this agreement in 2024 or 2023.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	19

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016 wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space, and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2023 and $60,000 in 2024. For the three months ended March 31, 2024 and March 31, 2023, the Company reported $15,450 and $15,450, respectively in TDI fees.

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

6) Debt

Convertible Debt

On various dates during the three months ended March 31, 2024, the Company issued convertible notes for net proceeds of approximate total of $2.1 million which contained varied terms and conditions as follows: a) 4-12 month maturity date; b) interest rates of 0-15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock issued with the notes of $140,455 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the preferred stock issued with the notes of $260,000 was also recorded as a debt discount to be amortized over the term of the notes.

We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment on March 31, 2024.

For the three months ended March 31, 2024, deferred financing costs and OID issued with the debt are $113,100 and the Company repaid $394,229.

The summary of specific terms of the convertible notes and outstanding balances as of March 31, 2024 and December 31, 2023 are listed in the tables below. The convertible notes are from numerous parties and with original issue dates from July, 2019 to March, 2024, and maturity dates from March, 2020 to March, 2025. There are approximately $16.8 million of notes that are past due as of March 31, 2024.

	March 31, 2024				December 31, 2023
Holders	Interest Rate	Conversion Price		Principal	Interest Rate	Conversion Price		Principal
Main Investor	10%	$2.50	(1)	$9,964,630	10%	$2.50	(1)	$8,920,250
Others	0 to 24%	$2.50 or $7.50	(2)	13,955,802	0 to 24%	$2.50 or $7.50	(2)	12,409,062
Totals				23,920,432				21,329,312
Discount				403,060				645,471
Net				$23,517,372				$20,683,841

Notes:

(1)	Conversion price of these note is $2.50 except for a note for $189,750, which will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default, and $1,062,000 lower of (i) $2,50, or (ii) the conversion price of the Series AA Preferred Stock as adjusted. These notes are secured by all assets of the Company.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	20

(2)	Conversion price of these notes is $2.50 but also varies with one or more of these notes having the following conversion adjustment:

a.	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
b.	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
c.	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
d.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
e.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
f.	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
g.	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert notes which can be the lower of 1) the Voluntary Conversion Price, or 2) 70% of the 5-day VWAP prior to conversion.
h.	Conversion price is $2.50. If note is in default, it is $1.
i.	Notes can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
j.	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
k.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan with a principal balance of $950,000 as of March 31, 2024 is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
l.	Some notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
m.	Some notes can be converted at $2.50 through fixed rate expiration dates, thereafter 60% of the lowest trading price for the last 20 days before conversion.
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

For the three months ended March 31, 2024, the Company recognized amortization expense related to the debt discounts indicated above of $1,301,688. The unamortized debt discounts as of March 31, 2024 related to the convertible notes amounted to $403,060.

As of March 31, 2024, the principal balance that are secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. is $352,188.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. During the three months ended March 31, 2024, three (3) notes from one lender with total principal of $272,500 was outstanding and no interest, penalties and fees were accrued in connection with the Standstill and Forbearance Agreements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	21

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the three months ended March 31, 2024 at substantially the same terms for extensions ranging over a period of two to twelve months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the three months ended March 31, 2024 we recorded losses on extinguishment of liabilities of approximately $1.2 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt. During the three months ended March 31, 2024, the Company extended 19 loans totaling $4,602,842 The Company issued 388,000 shares of common stock and 181 shares of preferred stock for these extensions.

Other Debt

Fifteen (15) notes in Other Debt are past due as of March 31, 2024.

	March 31, 2024		December 31, 2023
Holders	Interest Rate	Principal	Interest Rate	Principal
Non-Convertible	(1)(4)	$964,215	(4)	$170,000
Merchant debt (3)		1,188,533		1,094,162
SBA (2)	3.75%	161,182	3.75%	161,864
Totals		2,313,930		$1,426,026
Long Term		161,182		161,864
Short Term		$2,152,748		$1,264,162

Notes:

(1)	The $794,215 is part of 1) a term loan of $700,000 principal amount with a 3 year term that matures on September 23, 2025 and 12% interest rate. The term loan is secured by all assets of Uncle Buds. 2) an outstanding line of credit agreement. The two loans are assumed in the acquisition of Uncle Buds.
(2)	The Company entered a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all of the Company’s right, title and interest in all of the Company’s assets. During the three months ended March 31, 2024, the Company repaid $682 principal on this loan. During the year ended December 31, 2020, the Company borrowed $367,039 (two-year term and 1% interest rate per annum) under the Payroll Protection program (or “2020 PPP”). During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL to December 2022. In year 2021, both 2020 PPP and 2021 PPP was forgiven by the United States and SBA.
(3)	During the years ended December 31, 2023, we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 4.1% - 100.9% per month. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the Daily Payment Rate. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day. The Company’s Chief Executive Officer guarantees the Company’s performance of all representations, warranties, and covenants made by the Company in the Agreement. For loans outstanding on March 31, 2024 and December 31, 2023, the maturity dates ranged from July, 2023 to October, 2024.
(4)	Interest rate of 10%. The maturity date is December 31, 2019. During the year ended December 31, 2023, the term was modified from non-convertible to convertible for two loans in the amount of $651,500. As of March 31, 2024, $170,000 of the non-convertible debt is past due.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	22

Related Party Notes

	March 31, 2024		December 31, 2023
Holders	Interest Rate	Principal	Interest Rate	Principal	Security
Officers & Directors	(1)	$486,402	(1)	$522,450	Unsecured
Other Related Parties	12%	195,850	12%	126,050	Unsecured
Totals		682,252		648,500
Discount		-		-
Net		$682,252		$648,500

Notes:

(1)	Interest varies from 12% to 120%.

During the three months ended March 31, 2024, we received short-term convertible loans of $105,875 with $8,823 OID from related parties and repaid $63,300 of related party loans. These notes bear interest of 12% to 120% and are due upon demand. All related party notes are convertible at $2.50/share.

We amortized $8,823 of debt discounts during the three months ended March 31, 2024 for all non-convertible and related party notes. The total unamortized discount for all non-convertible and related party convertible notes as of March 31, 2024, and December 31, 2023 was $0 and $0, respectively.

7) Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. As of March 31, 2024, there were no shares of Junior A issued and outstanding and no shares of Series A, B, C, G, H, H2, J and K issued and outstanding and as of December 31, 2023, there were no shares of Junior A issued and outstanding, and no shares of Series A, B, C, G, H, H2, J and K issued and outstanding.

Below is a summary table of the preferred stock:

	March 31, 2024	December 31, 2023
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,645 shares issued and outstanding on March 31, 2024 and December 31, 2023	86	86
Series BB Convertible Preferred Stock, $.01 par value; 1,000 shares authorized; 1,623 shares issued and outstanding on March 31, 2024 and 1,219 shares outstanding at December 31, 2023	12	12
Series CC Convertible Preferred Stock, $0.01 par value; 2,000 shares authorized; 401 shares issued and outstanding on March 31, 2024 and December 31, 2023	4	4
Series DD Convertible Preferred Stock, $0.01 par value, 1,000 shares authorized, 127 shares outstanding on March 31, 2024 and no outstanding at December 31, 2023	1	-
Total Convertible Preferred Shares	103	$102

(1)	623 shares of the Series BB Convertible Preferred Stock are accounted for a short-term liability in the amount due to the company exceeding its stated authorized amount

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	23

Series DD Convertible Preferred Stock

Designation. The designation of such series of the Preferred Stock shall be the Series DD Convertible Preferred Stock, par value $0.01 per share (the “Series DD Preferred Stock”). The maximum number of shares of Series DD Preferred Stock shall be One Thousand (1,000) shares.

Rank. The Series DD Preferred Stock shall rank prior to the common stock, par value $0.01 per share (the “Common Stock”) of Pressure BioSciences, Inc. (the “Company”), and subordinate to the Series AA and Series CC Preferred Stock, and to all other classes and series of equity securities of the Company which by its terms does not rank on a parity with or senior to the Series DD Preferred Stock (“Junior Stock”). The Series DD Preferred Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.

Dividends. The holders of shares of the Series DD Preferred Stock shall not be entitled to receive dividends.

General Voting Rights. The Series DD Preferred Stock shall have, upon issuance, all of the same voting rights as other issued and outstanding Common Stock of the Company. Each share of Series DD Preferred Stock shall vote based upon the number of Conversion Shares to which they are entitled. The Common Stock into which the Series DD Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company.

Voluntary Conversion. At any time on or after the Issuance Date, the holder of any such shares of Series DD Preferred Stock may, at such holder’s option, subject to the limitations set forth in Section 6 herein, elect to convert (a “Voluntary Conversion”) all or any portion of the shares of Series DD Preferred Stock held by such person into a number of fully paid and nonassessable shares of Common Stock (the “Conversion Shares”) in accordance with the Conversion Ratio (as defined in Section 4(d)). The Company shall keep written records of the conversion of the shares of Series DD Preferred Stock converted by each holder. A Holder shall be required to deliver the original certificates representing the shares of Series DD Preferred Stock upon complete conversion of the Series DD Preferred Stock.

(a) Company Forced Conversion. The Company shall have the right, subject to satisfaction of the conditions in this Section 4(c), to cause the conversion of all shares of Series DD Preferred Stock into Common Stock (“Forced Conversion”). The Company shall deliver prior written notice to the Holder at least ten (10) business days (“Forced Conversion Notice”) prior to the effective date (the “Forced Conversion Effective Date”) of such Forced Conversion. Following the effectiveness of a registration statement permitting the resale of the Conversion Shares held by holders of the Series DD Preferred Stock the Company may effectuate a Forced Conversion if either of the following conditions are satisfied as of the Forced Conversion Effective Date: (i) the VWAP of the Common Stock shall equal or exceed 300% of $2.50 (with such dollar figure to be appropriately adjusted for any stock dividend, stock split, stock combination or other similar transaction that affects the share price of the Common Stock) for either 10 consecutive trading days, or 15 of 25 consecutive trading days immediately preceding the date of the Forced Conversion Notice; or (ii) listing of the Common Stock on any national securities exchange (NYSE, NYSE American or Nasdaq). The Company shall not have an obligation to register the Conversion Shares of the shares of Series DD Preferred Stock that are issued pursuant to any exchange of previously issued securities.

During the three ended March 31, 2024 the Company converted 696 shares of Series BB convertible preferred stock and had 2,862 shares of Series BB convertible preferred stock outstanding which is 623 shares above the authorized of 1,000. As a result, 623 Series BB shares with an approximately fair value of $1,750,000 is included as preferred stock liability as of March 31, 2024. During the three months ended March 31, 2024, the company also issued 127 shares of Series DD restricted preferred stock to investors and consultants, with the following detail:

●	23 shares of Series BB preferred stock with a fair value of $67,500, for services rendered;
●	181 shares of Series BB preferred stock with a fair value of $520,880 for debt extension and modification;
●	100 shares of Series BB preferred stock with a fair value of $260,000 and issued with convertible debt;
●	303 shares of Series BB preferred stock from interest paid-in kind with fair value of $807,343;
●	696 shares of Series BB preferred stock were converted into common stock; 88 shares issued for the conversion of common stock to preferred stock;
●	127 shares of Series DD preferred stock with a fair value of $1,066,800 issued to the Uncle Bud’s investor.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	24

Common Stock

Stock Options and Warrants

As of March 31, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $433,268, which is expected to be recognized over weighted average period of 2.12 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of March 31, 2024, based on the March 31, 2024 closing stock price of $0.18, was $0.00.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average		Total
	Shares	price per share	Shares	price per share	Shares	Exercisable
Balance outstanding, December 31, 2023	4,920,754	$0.25	15,577,354	$3.50	20,628,305	18,625,326
Granted	803,750	$.249	-	3.50	803,750
Exercised	-	-	-		-
Expired	-		-	3.50	-
Forfeited	-		-		-
Balance outstanding, March 31, 2024	5,724,504	$.257	15,577,354	$3.50	21,432,055	19,148,779

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.25	$1.00	5,724,504	8.44	$0.26	3,571,425	7.87	$0.25
$1.01	$3.00	-	-	-	-	-	-

		5,724,504	8.44	$0.26	3,571,425	7.87	$0.25

As of March 31, 2024, the 5,724,504 options outstanding have a $.257 weighted average exercise price and 8.44 years of weighted average remaining life for outstanding options and 7.87 years of weighted average remaining life for exercisable options. Of these options, 3,571,425 are currently exercisable.

As of March 31, 2024, the warrants outstanding have a $3.50 weighted average exercise price.

Common Stock and Warrant Issuances

During the three months ended March 31, 2024, the Company accrued approximately $1,136,790 in interest expense for these obligations to issue common stock. During the three months ended March 31, 2023, the Company accrued $1,705,234 in interest expense for these obligations to issue common stock. At the end of March 31, 2024, there were 13 million shares of common stock not issued to shareholders.

During the three months ended March 31, 2024 the Company issued a total of 11,706,229 shares of restricted common stock to investors and consultants, with the following detail:

●	581,050 shares with a fair value of $140,455 for new convertible debt issuances;
●	388,000 shares with a fair value of $110,310 for convertible debt extensions;
●	70,000 shares with a fair value of $11,100 for services rendered;
●	4,344,443 shares of common stock with a fair value of $1,136,790 to lenders for interest paid-in-kind;
●	242,736 shares with a fair value of $38,838 for dividends paid-in-kind;
●	6,955,000 shares for the conversion of preferred stock to common stock, and
●	875,000 shares converted to preferred stock.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	25

8) Information on Business Segments

We organize our business segments based on the nature of the products and services offered. Operating segments are defined as the components of as business which separate financial information is available. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Operating expenses” under Parent. Management has determined to report under the following segments:

-	Corporate – for shared expenses between the other reportable segments
-	Pressure Biosciences reported as “Industrial
-	Uncle Buds reported as “Consumer”

The Company’s reportable segments information is as follows:

	For the three months ended March 31, 2024				For the three months ended March 31, 2023
	Parent	Industrial	Consumer	Totals	Parent	Industrial	Consumer	Totals
Revenue	$12,804	$182,665	$153,788	$349,257	$-	$740,600	$-	$740,600
Less direct cost of revenue	-	155,779	77,531	233,310	-	358,628	-	358,628
Gross Margin	12,804	26,886	76,257	115,947	-	381,972	-	381,972
Operating expenses	716,658	347,597	536,250	1,600,505	3,740,030	279,687	-	4,019,717
(Net loss) from operations	(703,854)	(320,711)	(459,993)	(1,484,558)	(3,740,030)	102,285	-	(3,637,745)
Non-operating income (expenses)	(6,589,865)	-	-	(6,589,865)	(3,220,089)	-	-	(3,220,089)
Preferred dividends	(632,053)	-	-	(632,053)	(431,807)	-	-	(431,807)
Net (loss)	$(7,925,772)	$(320,711)	$(459,993)	$(8,706,476)	$(7,391,926)	$102,285	$-	$(7,289,641)

	As of March 31, 2024				As of December 31, 2023
Segment Assets	$1,521,896	$385,457	$5,084,176	$6,991,529	$1,049,676	$-	$-	$1,049,676

Our Industrial segment contains the UST, BaroFold and PCT Platforms. Our Consumer segment represents the activity in our recent purchase of Uncle Bud’s. Uncle Bud’s offer products direct-to-consumer on-line and through major retailers.

9) Subsequent Events

Debt, Preferred, Common Stock, and Option activity

From April 1, 2024, through August 23, 2024, the Company issued eleven (11) convertible loans for approximately $1,415,250, which each carry a 0-72% annual interest rate and one (1) to twelve (12) month terms. All the loans are convertible into common stock either at $2.50 per share or subject to a conversion adjustment.

The Company also repaid two (2) loans totaling $49,847 between April 1, 2024 and August 23, 2024, which were issued between May 2023 and April 2024. The Company also extended twelve (12) loans in the amount of approximately $3,326,900 to between April 1, 2024 and August 23, 2024. The Company is obligated to issue 1,022 shares of Series BB Preferred Stock to the Lenders for the extensions but could not because no shares of Series BB remained available for issue.

From April 1, 2024, through August 23, 2024, 209 shares of Series BB convertible preferred stock converted into 2,087,338 shares of common stock, 33 shares of Series BB convertible preferred stock were issued for debt, 406 shares of Series BB convertible stock for default and paid-in-kind and 100 shares of Series BB convertible preferred stock was issued for services. The company’s Series BB convertible preferred stock is currently over the stated authorized amount by 1,974 shares.

From April 1, 2024, through August 23, 2024, 650,000 shares of common stock were issued with convertible debt, 6,946,609 shares issued for default and paid-in-kind and 1,309,000 shares of common stock for services. As of August 26, 2024, there were 21 million shares of common stock not issued to shareholders.

From April 1, 2024, through August 23, 2024, 1,167,000 options were grants with an exercise price of $0.30 per share and a term of five (5) years, and 8,000,000 options with an exercise price of $0.30 per share and a term of ten (10) years.

On May 29, 2024, the company filed articles of amendment with the Commonwealth of Massachusetts, whereby Article III was amended to designate 3,000 shares of Preferred Stock as Series BBX Convertible Preferred Stock and 1,000 shares of Preferred Stock as Series DD Convertible Preferred Stock.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	26

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

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Factors that could cause or contribute to differences in our future financial and other results include those discussed in the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Report. We qualify all of our forward-looking statements by these cautionary statements.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	27

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

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	28

2024 Key Accomplishments

From January 1, 2025 to June 25, 2024, we accomplished the following:

●	June 25, 2024: PBIO partners with Vita-Forte, largest global supplier of freeze-dried Acai, to commercialize highly potent, multi-antioxidant, UST nanoemulsion oral spray.
●	April 11, 2024: Uncle Bud’s intends to expand new Premium Collection with novel products.
●	April 2, 2024: Uncle Bud’s reports significant demand for new UltraShear CBD Body Revive Spray.
●	February 26, 2024: Uncle Buds reports powerful growth one month following acquisition by PBIO.
●	February 15: PBIO completes relocation into new facility with substantially increased manufacturing space, vastly improved efficiencies, and measurable cost savings.
●	February 5: Uncle Buds to launch premium health & wellness products; strong revenue expected.
●	January 22: PBIO announces closing of Uncle Bud’s acquisition in all-stock transaction.
●	January 18: PBIO announces on new UltraShear client with $300,000-plus product order.
●	January 16: PBIO announce $252,000 order from one of the world’s largest retailers.
●	January 11: PBIO signs definitive agreement for the acquisition of Uncle Buds Health & Wellness.
●	January 4: PBIO’s BaroFold platform expected to revolutionize biopharmaceutical production with help from new AI/ML technologies.

Results of Operations

The following disclosure compares the results of operations for the quarter ended March 31, 2024 (“Q1 2024”) with March 31, 2023 (“Q1 2023”).

Products and Services Revenue

We recognized total revenue of $349,257 for Q1 2024 compared to $740,600 for Q1 2023, a 53% decrease. This decrease in revenue was primarily attributable to an approximate $181,000 decrease in cell disruptor instrument sales due to the termination in Q4 2023 of our North American distributor contract with Constant Systems and a decrease in PBI Agrochem material sales of approximately $131,000.

Cost of Products and Services

The cost of products and services was $233,310 for Q1 2024 compared to $358,628 for Q1 2023. Gross profit margin on products and services decreased to 20% in Q1 2024 compared to 52% in Q1 2023. The decrease in gross profit margin in Q1 2024 was primarily attributable to having only two instrument sales in Q1 2024, both with 35-43% margins, as well as having no sales of our PBI Agrochem materials, which have extremely high gross margins.

Research and Development

Research and development expenses were $272,023 for Q1 2024 compared to $435,646 for Q1 2023. The reported decrease was primarily due to posting approximately only $43,257 of stock-based compensation expense in Q1 2024 as compared to approximately $170,620 for employee stock options issued in Q1 2023.

Selling and Marketing

Selling and marketing expenses were $130,173 for Q1 2024 compared to $226,015 for Q1 2023. The reported decrease was primarily attributable to posting approximately only $25,000 of stock-based compensation expense in Q1 2024 as compared to approximately $72,000 for employee stock option expense issued in Q1 2023 and a decrease in salary expenses due the termination of the PBI Agrochem employee in December 2023.

General and Administrative

General and administrative expenses were $1,198,309 for Q1 2024 compared to $3,358,056 for Q1 2023, a decrease of $2,159,747. The decrease was primarily due to posting approximately $103,000 of stock-based compensation expense in Q1 2024 for employees, BOD members, and financial consultants as compared to approximately $1,100,000 of stock option expense in Q1 2023.

Operating Loss

Operating loss was $1,484,558 for Q1 2024 compared to $3,637,745 for Q1 2023, a decrease of $2,153,187, or 59%. This decrease in Q1 2024 operating loss was primarily attributable to the significant decrease in expenses in our R&D, Selling & Marketing, and G&A segments.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	29

Interest Expense, net

Interest expense was $5,384,991 for Q1 2024 compared to $3,893,686 for Q1 2023. The increase was attributable to an increase in convertible debt notes and merchant cash loans, in addition to stock issuances for interest paid in kind and stock issued for extensions.

Unrealized gain on investment in equity securities

Unrealized gain on investments in equity securities was $4,155 for Q1 2024 compared to an unrealized gain of $8,061 for Q1 2023.The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Gain or Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized a net loss of $1,211,511 for Q1 2024 compared to $659,277 of gain for Q1 2023.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $8,706,476 ($0.22 per share) for Q1 2024 compared to $7,289,641 ($0.46 per share) for Q1 2023. The decrease in loss per share was attributable to an increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations. As of March 31, 2024, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 6 and 7 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received approximately $2.1 million in net proceeds from loans in the three months ended March 31, 2024. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 9 to the financial statements). Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the three months ended March 31, 2024 was $1,859,560 as compared to $422,211 for the three months ended March 31, 2023.

Net cash used in investing activities for the three months ended March 31, 2024 was $0 compared to $3,000 in the three months ended March 31, 2023.

Net cash provided by financing activities for the three months ended March 31, 2024 was $1,781,501 as compared to $660,369 for the three months ended March 31, 2023.

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

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	30

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of March 31, 2024 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2023. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the three-month period ended March 31, 2024, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	31

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

Item 1A. Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2023 and, in this Item, 1A. The risks described in our Form 10-K and this Report are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks occur, our business, results of operations, cash flows or financial condition could suffer.

Additional risk factors that we have identified for consideration, beyond those set forth in Item 1A of our 10-K for the year ended December 31, 2023, include:

●	Any interruption, for financial or other reasons, to the continuous uptime and availability of our Uncle Bud’s website would result in likely loss of sales revenues and related contributions to our overall business results.
●	Any interruption, for financial or other reasons, to the availability and application of planned marketing expenditures supporting our products offered through Uncle Bud’s would result in likely loss of sales revenues and related contributions to our overall business results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the three months ended March 31, 2024 the Company issued a total of 11,706,229 of its common shares as follows:

●	581,050 shares with a fair value of $140,454 for new convertible debt issuances, and
●	388,000 shares with a fair value of $110,310 for convertible debt extensions;
●	70,000 shares with a fair value of $11,100 for professional services rendered;
●	4,344,443 shares of common stock with a fair value of $1,136,790 to lenders for interest paid-in-kind;
●	242,736 shares with a fair value of $38,838 for dividends paid-in-kind;
●	6,955,000 shares for conversion of preferred stock to common stock, and
●	875,000 shares converted to preferred stock

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	32

Item 6. Exhibits

Exhibits

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: September 6, 2024	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pressure BioSciences, Inc.	March 31, 2024 10Q Report	34