Form 10-Q
period 2024-06-30
PRESSURE BIOSCIENCES INC
filed 2025-02-07
CIK 830656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares outstanding of the Issuer’s common stock as of January 31, 2025 was 40,967,084.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,253	$81,279
Accounts receivable	183,979	151,234
Inventories, net of $2,142,617 and $1,021,812 reserve, respectively	541,930	304,909
Prepaid expenses and other current assets	133,637	222,633
UB Exchange Account	-	-
Total current assets	873,799	760,055
Investment in equity securities	63,775	61,876
Property and equipment, net	71,973	84,930
Right of use asset operating leases	582,364	142,815
Intangible assets, net	513,185	-
Goodwill	4,774,211	-
TOTAL ASSETS	$6,879,307	$1,049,676

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,493,607	$1,320,432
Accrued employee compensation	443,827	191,578
Accrued professional fees and other	3,619,903	2,860,509
Accrued interest and dividends payable	8,113,601	5,306,353
Deferred revenue	229,847	233,850
Convertible debt, net of unamortized debt discounts of $381,624 and $645,471, respectively	25,034,264	20,683,841
Other debt, net of unamortized discounts of $0 and $0, respectively	2,550,352	1,264,162
Related party, net of unamortized debt discount of $0 and $0, respectively	882,152	648,500
Right of use operating lease liability	207,508	66,895
Series BB Convertible Preferred Shares Liability	-	1,000,000
Total current liabilities	43,575,061	33,576,120
LONG TERM LIABILITIES
Long term debt	160,485	161,864
Right of use operating lease liability long term	358,834	60,961
Deferred revenue	13,041	4,560
TOTAL LIABILITIES	44,107,421	33,803,505
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ DEFICIT
Series D, G, H, H2, J, K, AA, BB, CC and DD Convertible Preferred Stock, $.01 par value (Note 7)	121	102
Common stock, $.01 par value; 100,000,000 shares authorized; 54,039,890 and 35,367,663 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	540,468	353,677
Warrants to acquire common stock	35,893,568	35,684,321
Additional paid-in capital	112,530,625	100,236,710
Accumulated deficit	(186,192,896)	(169,028,639
TOTAL STOCKHOLDERS’ DEFICIT	(37,228,114)	(32,753,829)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,879,307	$1,049,676)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	3

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Products, services, other	$421,792	$511,803	$771,049	$1,252,403
Total revenue	421,792	511,803	771,049	1,252,403

Costs and expenses:
Cost of products and services	377,541	256,599	610,851	615,227
Research and development	296,146	280,446	568,169	716,092
Selling and marketing	156,892	154,014	287,065	380,029
General and administrative	1,519,753	902,265	2,718,062	4,260,321
Total operating costs	2,350,332	1,593,324	4,184,147	5,971,669
Operating loss	(1,928,540)	(1,081,521)	(3,413,098)	(4,719,266)

Other (expense) income:
Interest Income	512	-	512	-
Interest expense, net	(3,534,692)	(5,879,653)	(8,919,683)	(9,773,339)
Unrealized gain (loss) on investment in equity securities	(583)	12,184	1,899	20,245
Gain (loss) on extinguishment of liabilities	(1,622,489)	28,314	(2,834,000)	687,591
Other income (expense)	(30,689)	(2,027)	(26,534)	4,232
Total other expense	(5,187,941)	(5,841,182)	(11,777,806)	(9,061,271)
Net loss	(7,116,481)	(6,922,703)	(15,190,904)	(13,780,537)
Deemed dividends on extension of warrants	-	(3,626,950)	-	(3,626,950)
Preferred stock dividends	(632,053)	(565,272)	(1,264,106)	(997,079)
Net loss attributable to common shareholders	$(7,748,534)	$(11,114,925)	$(16,455,010)	$(18,404,566)
Basic and diluted net loss per share attributable to common shareholders	$(0.15)	$(0.57)	$(0.36)	$(1.04)
Weighted average common shares outstanding used in the basic and diluted net loss per share calculation	51,411,779	19,471,057	45,585,472	17,629,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	4

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,190,904)	$(13,780,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on loan forgiveness	-	(687,591)
Non-cash lease expense	13,180	106,345
Common stock issued for interest	2,060,035	3,001,680
Preferred stock issued for interest	1,716,378	-
Preferred stock for services	317,500	505,700
Preferred stock issued debt extensions	2,723,690	1,397,000
Depreciation and amortization	165,525	56,228
Accretion of interest and amortization of debt discount	2,281,510	1,825,243
Common stock issued for debt extension	110,310	1,521,573
Stock-based compensation expense	390,320	1,565,798
(Gain) on investment in equity securities	(1,899)	(20,245)
Common stock and warrants issued for services	241,853	1,653,344
Investment banker fees for UB APA	210,060	-
Changes in operating assets and liabilities:
Accounts receivable	(27,622)	106,359
Inventories	113,901	132,695
Prepaid expenses and other assets	88,996	(23,487)
Accounts payable	(171,078)	274,992
Accrued employee compensation	252,249	120,940
Operating Lease Liability	(14,243)	(135,549)
Deferred revenue and other accrued expenses	2,154,767	1,058,126
Net cash used in operating activities	(2,565,472)	(1,321,386)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property plant and equipment	-	(3,000)
Net cash used in investing activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	150,000
Proceeds from stock option exercises	-	81,111
Net proceeds from convertible debt	2,479,135	3,499,000
Net proceeds from non-convertible debt - third party	547,000	1,909,681
Net proceeds from debt - related party	308,229	123,400
Payments on convertible debt	(653,814)	(2,353,536)
Payments on debt - related party	(104,700)	(148,500)
Payments on non-convertible debt	(77,404)	(1,915,660)
Net cash provided by financing activities	2,498,446	1,345,496

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,026)	21,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,279	3,865
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,253	$24,975

SUPPLEMENTAL INFORMATION
Interest paid in cash	$847,560	$1,064,266
NON CASH TRANSACTIONS:
Common stock issued with debt	230,455	1,244,425
Preferred stock issued with debt	328,250	539,487
Common stock issued in lieu of cash for dividend	38,838	162,528
Preferred stock dividends	1,264,106	997,079
Conversion of preferred stock for common stock	77,540	5,379
Conversion of common stock for preferred stock	8,750	6,240
Conversion of debt and interest into common stock	-	509,033
Initial recognition of ROU assets and liabilities	452,729	-
Conversion of debt, accrued interest and accrued dividend for preferred stock	-	10,017,212
Extension of warrants for Series AA preferred stock	-	3,626,950
Preferred stock exchange for liability	1,725,001	-
Preferred stock and options issued for UB Acquisition	5,959,834	-
Prior year stock warrant adjustment	209,247	-
Accrued interest rolled into principal	845,420	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	5

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2022	109,874	$1,098	13,682,910	$136,829	$31,995,762	$69,006,145	$(133,826,205)	$(32,686,371)
Stock option exercise	-	-	117,552	1,176	-	79,935	-	81,111
Stock-based compensation	-	-	-	-	-	1,430,244	-	1,430,244
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,807)	(431,807)
Issuance of common stock for services	-	-	990,500	9,905	-	1,409,430	-	1,419,335
Issuance of common stock warrants for services	-	-	-	-	61,609	-	-	61,609
Conversion of debt and interest for common stock	-	-	203,613	2,036	-	506,997	-	509,033
Issuance of common stock for dividends paid-in-kind	-	-	73,694	737	-	101,698	-	102,435
Issuance of common stock for interest paid-in-kind	-	-	1,111,081	11,111	-	1,694,123	-	1,705,234
Common stock issued for debt extension	-	-	568,200	5,682	-	1,024,257	-	1,029,939
Stock issued with debt	-	-	783,150	7,832	-	1,079,919	-	1,087,751
Conversion of preferred stock for common stock	(101,154)	(1,012)	493,540	4,935	-	(3,923)	-	-
Sale of Common Stock for Cash	-	-	40,000	400	-	99,600	-	100,000
Net loss	-	-	-	-	-	-	(6,857,834)	(6,857,834)
Balance, March 31, 2023	8,720	$86	18,064,240	$180,643	$32,057,371	$76,428,425	$(141,115,846)	$(32,449,321)

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	6

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, March 31, 2023	8,720	$86	18,064,240	$180,643	$32,057,371	$76,428,425	$(141,115,846)	$(32,449,321)
Stock-based compensation	-	-	-	-	-	135,554	-	135,554
Series AA Preferred Stock dividend	-	-	-	-	-	-	(565,272)	(565,272)
Stock issued with debt	-	-	302,092	3,021	-	153,653	-	156,674
Common stock issued for debt extension	-	-	528,600	5,286	-	486,348	-	491,634
Issuance of common stock for services	-	-	147,500	1,475	-	170,925	-	172,400
Extension of warrants for Series AA Preferred Stock	-	-	-	-	3,626,950	-	(3,626,950)	-
Issuance of common stock for interest paid-in-kind	-	-	1,034,000	10,340	-	1,286,106	-	1,296,446
Issuance of common stock for dividends paid-in-kind	-	-	69,073	690	-	59,403	-	60,093
Conversion of preferred stock for common stock	(44)	-	44,400	444	-	(444)	-	-
Conversion of common stock to preferred stock	62	1	(624,000)	(6,240)	-	6,239	-	-
Issuance of Preferred stock for services	57	1	-	-	-	505,699	-	505,700
Preferred stock for debt extension	185	2	-	-	-	1,396,998	-	1,397,000
Preferred stock issued with debt	58	1	-	-	-	539,486	-	539,487
Conversion of debt for preferred stock	401	4	-	-	-	10,017,208	-	10,017,212
Sale of Common Stock	-	-	20,000	200	-	49,800	-	50,000
Net loss	-	-	-	-	-	-	(6,922,703)	(6,922,703)
BALANCE, June 30, 2023	9,439	$95	19,585,905	$195,859	35,684,321	$91,235,400	$(152,230,771)	$(25,115,096)

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	7

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, December 31, 2023	10,121	$102	35,367,663	$353,677	$35,684,321	$100,236,710	$(169,028,639)	$(32,753,829)

Stock-based compensation	-	-	-	-	-	240,292	-	240,292
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,709)	(431,709)
Series CC Preferred Stock dividend	-	-	-		-	-	(200,344)	(200,344)
Stock issued with debt	-	-	581,050	5,811	-	134,644	-	140,455
Common stock issued for debt extension	-	-	388,000	3,880	-	106,430	-	110,310
Issuance of common stock for services	-	-	70,000	700	-	10,400	-	11,100
Issuance of common stock for interest paid-in-kind	-	-	4,344,443	43,513	-	1,093,277	-	1,136,790
Issuance of common stock for dividends paid-in-kind	-	-	242,736	2,427	-	36,411	-	38,838
Conversion of preferred stock for common stock	(696)	(7)	6,955,000	69,550	-	(69,543)	-	-
Conversion of common stock to preferred stock	88	1	(875,000)	(8,750)	-	8,749	-	-
Issuance of Preferred stock for services	23	-	-	-	-	67,500	-	67,500
Preferred stock for debt extension	181	2	-	-	-	520,878	-	520,880
Preferred stock issued with debt	100	1	-	-	-	259,999	-	260,000
Issuance of Preferred stock for interest paid-in-kind	303	3	-	-	-	807,340	-	807,343
Preferred stock issue for UB acquisition	127	1	-	-	-	-	-	1
Net loss	-	-	-	-	-	-	(8,074,423)	(8,074,423)
BALANCE, March 31, 2024	10,247	$103	47,073,892	$470,808	35,684,321	$103,453,087	$(177,735,115)	$(38,126,796)

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	8

	Combined Preferred Stock		Common Stock		Stock	Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Warrants	Capital	Deficit	Deficit
BALANCE, March 31, 2024	10,247	$103	47,073,892	$470,808	$35,684,321	$103,453,087	$(177,735,115)	$(38,126,796)

Stock-based compensation	-	-	-	-	-	2,406,323	-	2,406,323
Series AA Preferred Stock dividend	-	-	-	-	-	-	(431,709)	(431,709)
Series CC Preferred Stock dividend	-	-	-		-	-	(200,344)	(200,344)
Stock Warrant Adjustment	-	-	-	-	209,247	-	(209,247)	-
Stock issued with debt	-	-	450,000	4,500	-	85,500	-	90,000
Issuance of common stock for services	-	-	1,309,000	13,090	-	217,663	-	230,753
Issuance of common stock for interest paid-in-kind	-	-	4,407,994	44,080	-	879,165	-	923,245
Conversion of preferred stock for common stock	(80)	(1)	799,004	7,990	-	(7,989)	-	-
Issuance of Preferred stock for services	100	1	-	-	-	249,999	-	250,000
Preferred stock for debt extension	822	8	-	-	-	1,562,802	-	1,562,810
Preferred stock issued with debt	33	-	-	-	-	68,250	-	68,250
Issuance of Preferred stock for interest paid-in-kind	356	4	-	-	-	824,030	-	824,034
Preferred stock issue for UB acquisition (reversal of DD liability	-	-	-	-	-	1,066,800	-	1,066,800
Preferred stock issued of BB reversal of liability	624	6	-	-	-	1,724,995	-	1,725,001
Interest Adjustment	-	-	-	-	-	-	(500,000)	(500,000)
Net loss	-	-	-	-	-	-	(7,116,481)	(7,116,481)
BALANCE, June 30, 2024	12,102	$121	54,039,890	$540,468	35,893,568	$112,530,625	$(186,192,896)	$(37,228,114)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	9

PRESSURE BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

2) Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have experienced losses from operations and negative cash flows from operations. As of June 30, 2024, we do not have adequate working capital resources to satisfy our current liabilities and as a result, there is substantial doubt regarding our ability to continue as a going concern. We have been successful in raising debt and equity capital in the past and as described in Notes 6 and 7. In addition we raised debt and equity capital after June 30, 2024 as described in Note 9 We have financing efforts in place to continue to raise cash through debt and equity offerings. Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty.

3) Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim financial statements of Pressure BioSciences, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended December 31, 2023. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2024.

Use of Estimates

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. In addition, estimates were made in projecting future cash flows to quantify impairment of assets, fair value of share-based awards and investments in equity securities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In the opinion of management, all adjustments necessary to make the financial statements not misleading have been included. Actual results could differ from the estimates, and such differences may be material to the Company’s consolidated financial statements.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	10

Intangibles assets as of June 30, 2024 are as follows:

Website	$1,516
Less website amortization	(348)
Customer list	664,237
Less Customer list amortization	(152,220)
Net Intangible Assets	$513,185

Expected amortization expense of intangible assets over the next 2 years is as follows:

Twelve Months ended June 30,

2024	$249,656
2025	263,529
Net Intangible Assets	$513,185

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

During the three and six months ended June 30, 2024, there were no triggering events related to the customer list for Uncle Bud’s which required an analysis to be performed.

Principles of Consolidation

The consolidated financial statements include the accounts of Pressure BioSciences, Inc., and its wholly owned subsidiaries PBI BioSeq, Inc., PBI Agrochem, Inc., and Uncle Buds Health and Wellness, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	11

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

We apply ASC 845, “Accounting for Non-Monetary Transactions”, to account for products and services sold through non-cash transactions based on the fair values of the products and services involved, where such values can be determined. Non-cash exchanges would require revenue to be recognized at recorded cost or carrying value of the assets or services sold if any of the following conditions apply:

a)	The fair value of the asset or service involved is not determinable.
b)	The transaction is an exchange of a product or property held for sale in the ordinary course of business for a product or property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.
c)	The transaction lacks commercial substance.

We recognize revenue for non-cash transactions at recorded cost or carrying value of the assets or services sold.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	12

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

UB generated $258,851 and $412,638 of direct-to-consumer (DTC) sales for the three and six months ended June 30, 2024 respectfully. The Company estimated UB deferred revenue to be approximately $6,000 as of June 30, 2024, which the Company deemed to be nominal.

Additionally, Uncle Bud’s has no future contracts or obligations to the customer to provide future services or expenses whereby future revenue is generated.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2024	2023	2024	2023
North America	$409	$261	$749	$816
Europe	2	18	8	54
Asia	11	233	14	382
	$422	$512	$771	$1,252

	Three Months Ended June 30,		Six Months Ended June 30,
Major products/services lines	2024	2023	2024	2023
Hardware	$105	$293	$188	$721
Consumables	22	57	60	123
Contract research services	7	31	7	36
Sample preparation accessories	16	37	64	82
Consumer Products	259	-	413	-
Technical support/extended service contracts	11	46	31	89
Agrochem Products	-	35	-	166
Shipping and handling	2	8	8	27
Other	-	5	-	8
	$422	$512	$771	$1,252

	Three Months Ended June 30,		Six Months Ended June 30,
Timing of revenue recognition	2024	2023	2024	2023
Products transferred at a point in time	$404	$435	$732	$1,127
Services transferred over time	18	77	39	125
	$422	$512	$771	$1,252

Contract balances

In thousands of US dollars ($)	June 30, 2024	December 31, 2023
Receivables, which are included in ‘Accounts Receivable’	$184	$151
Contract liabilities (deferred revenue)	243	34

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	13

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

In thousands of US dollars ($)	2024	2025	Total
Extended warranty service	$230	$13	$243

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

Our Industrial segment contains the UST, BaroFold and PCT Platforms. Due to our purchase of Uncle Bud’s, the Company analyzed ASC 280-10-50 and determined that Uncle Bud’s qualifies as an operating segment. Our Consumer segment represents the activity of Uncle Bud’s. Uncle Bud’s offers products direct-to-consumer online and through major retail chains.

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

All assessments of goodwill impairment are conducted at the individual reporting unit level. As of June 30, 2024, the only reporting unit with goodwill is Uncle Bud’s.

We determined no impairment of our goodwill occurred for the three and six months ended June 30, 2024.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	14

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

The following table illustrates the level of concentration as a percentage of total revenues during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Top five customers	35%	70%	34%	55%
Federal agencies	1%	1%	1%	1%

The following table illustrates the level of concentration as a percentage of net accounts receivable balance as of June 30, 2024 and December 31, 2023. The Top Five Customers category may include federal agency receivable balances if applicable.

	June 30, 2024	December 31, 2023
Top Five Customers	100%	96%

Investment in Equity Securities

As of June 30, 2024, we held 100,250 shares of common stock of Nexity Global SA, (a Polish publicly traded company).

We account for this investment in accordance with ASC 320 “Investments — Debt and Equity Securities”. ASC 320 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	15

As of June 30, 2024, our consolidated balance sheet reflected the fair value, determined on a recurring basis based on Level 1 inputs of our investment in Nexity, to be $63,775. We recorded $1,899 as an unrealized gain during the six months ended June 30, 2024 for changes in market value.

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

The following table illustrates our computation of loss per share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common shareholders	$(7,748,534)	$(11,114,925)	$(16,455,010)	$(18,404,566)
Denominator for basic and diluted loss per share:
Weighted average common stock shares outstanding	51,411,779	19,471,057	45,585,472	17,629,225
Loss per common share - basic and diluted	$(0.15)	$(0.57)	$(0.36)	$(1.04)

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

	As of June 30,
	2024	2023
Stock options	14,825,266	3,420,754
Convertible debt	10,520,985	7,058,298
Common stock warrants	15,467,354	15,929,601
Convertible preferred stock:
Series D Convertible Preferred	6,250	6,250
Series AA Convertible Preferred	8,645,000	8,601,000
Series BB Convertible Preferred	28,540,000	3,620,000
Series CC Convertible Preferred	4,010,000	4,010,000
Series DD Convertible Preferred	2,540,000	-
	84,554,855	42,645,903

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	16

Determining Fair Value of Stock Option Grants

The following table summarizes the assumptions we utilized for grants of stock options to the three sub-groups of our stock option recipients during the six months ended June 30, 2024:

Assumptions	CEO, other Officers and Employees
Expected life	6.0 (yrs. )
Expected volatility	151.7%
Risk-free interest rate	4.36%
Forfeiture rate	0 to 5.00%
Expected dividend yield	0.0%

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model based on certain assumptions. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	17

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

The Company recognized stock-based compensation expense of $2,406,323 and $2,646,615 for the three and six months ended June 30, 2024, respectively. The following table summarizes the effect of this stock-based compensation expense within each of the line items of our costs and expenses within our Consolidated Statements of Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of sales	$14,965	$11,060	$29,629	$64,541
Research and development	48,960	35,289	92,217	205,909
Selling and marketing	(12,790)	13,426	41,545	85,525
Consumer Products	(6,188)	-	19,098	-
General and administrative	105,081	75,779	207,831	1,209,823
Total stock-based compensation expense	$150,028	$135,554	$390,320	$1,565,798

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	18

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024:

		Fair value measurements at June 30, 2024 using:
	June 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity Securities	$63,775	$63,775	-	-
Total Financial Assets	$63,775	$63,775	$-	$-

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

The business combination accounting is not yet complete, and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	19

The following are the unaudited pro forma results of operations for the three and six months ended June 30, 2024 and 2023, as if Uncle Bud’s had been acquired on January 1, 2023. The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on January 1, 2023.

	Unaudited Pro Forma combined financials PBI and UB		Unaudited Pro Forma combined financials for PBI and UB
	For the Three Months ended June 30,		For the Six Months ended June 30,
	2024	2023	2024	2023
Sales	$421,792	$1,032,066	$783,865	$2,290,431
Cost of goods sold	$377,541	$549,821	$628,751	$1,237,397
Operating expenses	$1,972,791	$1,586,071	$3,618,427	$5,860,780
Loss from operations	$(1,928,540)	$(1,103,826)	$(3,463,313)	$(4,807,746)
Loss per share	$(0.04)	$(0.06)	$(0.08)	$(0.27)

The purchase price was as follows:

Fair value of options issued to sellers of UB and finders (1)	$2,210,060
Preferred shares DD issued	$1,066,800
Cost of acquisition:
Fair value of options issued to finders (1) (2)	$(210,060)
Total consideration paid	$3,066,800

Notes

(1)	Options owed as of March 31, 2024, were issued as of June 30, 2024. The Company recognized the option fair value as a liability “Options Payable” as of March 31, 2024, for a total of $2,210,060 and recorded the additional paid in capital as of June 30, 2024. In computing fair value, a Black Scholes computation was performed with the following variables:

a.	For options issued to the sellers of UB, valued at $2,000,000

i.	Expected time to maturity = 5 years
ii.	Annual risk-free rate = 4.08%
iii.	Annualized volatility = 118%

b.	For options issued as investment banker fees, valued at $210,060

i.	Expected time to maturity = 2.5 years
ii.	Annual risk-free rate = 4.18%
iii.	Annualized volatility = 103%

(2)	This amount was expensed in the statement of operations.

Upon analysis of Uncle Bud’s business combination, the Company has estimated the fair value of the assets and liabilities acquired as follows:

Estimate of Fair Value
Assets Acquired
Accounts Receivable	$5,123
Inventory	350,922
Customer list	664,237
Goodwill	4,727,976
Intangible assets	1,516
Total assets	$5,749,774

Liabilities Assumed
Accounts payable	$1,344,254
Accrued liabilities	522,145
Other current liabilities	14,360
Term loan liabilities	68,000
Line of credit	734,215
Total liabilities assumed	2,682,974
Total	$3,066,800

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

Uncle Bud’s stockholders received 127 shares in PBIO convertible Series DD Preferred Stock that converts into 2,540,000 common shares of PBIO. Such shares are subject to standard restrictions on resale. In addition, the parties agreed to an earnout for additional shares of PBIO Common Stock worth up to $4,000,000 based on the achievement of revenue and pre-tax income results in 2024, and subsequently entered an amendment to terminate the contingent and earnout clause of the Agreement and issued 8,000,000 non-qualified stock options. All options had an exercise price of $0.30, (100% vest immediately), have a ten-year life as long as the Optionee remains affiliated with PBI (one-year life after loss of affiliation), and all other terms and conditions as specified in the 2024 plan.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	20

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

On February 5, 2024, we moved and entered a new lease for our corporate office (the “Canton Lease”). The Company accounts for the Canton Lease as an operating lease under ASC 842. Payment of rent began on April 1, 2024. The lease terminates on April 30, 2029. Monthly rent begins at $11,651 and escalates over the lease term to $13,678. Upon the commencement of the Canton Lease, the Company recorded a right-of-use asset and lease liability in the amount of $471,155 based on the net present value of lease payments discounted using an estimated borrowing rate of 24%. During the current quarter, the company made a one-time adjustment to update the net present value of the lease payments.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	21

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

Following is a schedule by years of future minimum rental payments required under operating leases with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2024:

Year	Total
July 1 – December 31, 2024	$153,370
2025	$211,852
2026	$203,753
2027	$158,054
2028	$164,133
2029	$41,036
Total future undiscounted lease payments	$932,198
Less imputed interest	$(365,856)
Present value of lease liabilities	$566,342

The operating cash flows from the operating leases were $13,180 for the six months ended June 30, 2024, and $106,345 for the six months ended June 30, 2023. The weighted-average remaining lease term (years) of the above leases is 3.72 years as of June 30, 2024.

Below is a table for the right of use asset and the corresponding lease liability in the consolidated balance sheets:

Operating Leases	June 30, 2024	December 31, 2023
Right of use asset	$582,364	$142,815
Right of use liability, current	$207,508	$66,895
Right of use liability, long term	$358,834	$60,961
Total lease liability	$566,342	$127,856

The weighted-average discount rate is 22%.

The Company had no financing lease during the six months ended June 30, 2024, and 2023.

The components of lease cost for operating leases for the six months ended June 30, 2024, and 2023 are as follows:

	June 30, 2024	June 30, 2023
Operating lease cost	$68,181	$64,310
Short-term lease cost	21,737	45,900
Total lease cost	$89,918	$110,210

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	22

In April 2012, we signed a non-exclusive license agreement with TDI to grant the non-exclusive use of our pressure cycling technology. We executed an amendment to this agreement on October 1, 2016, wherein we agreed to pay a monthly fee of $1,400 for the use of a lab bench, shared space, and other utilities, and $2,000 per day for technical support services as needed. The agreement requires TDI to pay the Company a minimum royalty fee of $60,000 in 2023 and $60,000 in 2024. For the six months ended June 30, 2024, and June 30, 2023, the Company reported $30,000 and $39,500, respectively in TDI fees.

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

6) Debt

Convertible Debt

On various dates during the six months ended June 30, 2024, the Company issued convertible notes for net proceeds of approximate total of $2.5 million which contained varied terms and conditions as follows: a) 1-10 month maturity date; b) interest rates of 0-15%; c) convertible to the Company’s common stock at issuance at a fixed rate of $2.50 or at variable conversion rates upon the Company’s up-listing to NASDAQ or NYSE or an event of default. These notes were issued with shares of common stock that were fair valued at issuance date. The aggregate relative fair value of the shares of common stock issued with the notes of $230,455 was recorded as a debt discount to be amortized over the term of the notes. The aggregate relative fair value of the preferred stock issued with the notes of $328,250 was also recorded as a debt discount to be amortized over the term of the notes.

We also evaluated the convertible notes for derivative liability treatment and determined that the notes did not qualify for derivative accounting treatment on June 30, 2024.

For the six months ended June 30, 2024, deferred financing costs and OID issued with the debt and interests rolled into principal are $2,265,696 and the Company repaid $653,814.

The summary of specific terms of the convertible notes and outstanding balances as of June 30, 2024 and December 31, 2023 are listed in the tables below. The convertible notes are from numerous parties and with original issue dates from July, 2019 to June, 2024, and maturity dates from March, 2020 to June, 2025. There are approximately $16.8 million of notes that are past due as of June 30, 2024.

	June 30, 2024				December 31, 2023
Holders	Interest Rate	Conversion Price		Principal	Interest Rate	Conversion Price		Principal
Main Investor	10%	$2.50	(1)	$10,645,686	10%	$2.50	(1)	$8,920,250
Others	0 to 24%	$2.50 or $7.50	(2)	14,770,202	0 to 24%	$2.50 or $7.50	(2)	12,409,062
Totals				25,415,888				21,329,312
Discount				381,624				645,471
Net				$25,034,264				$20,683,841

Notes:

(1)	Conversion price of these note is $2.50 except for a note for $189,750, which will be adjusted to, upon an Event of Default, the lower of (i) the conversion price or (ii) a 25% discount to the 5-day average VWAP of the stock prior to default, and $1,062,000 lower of (i) $2.50, or (ii) the conversion price of the Series AA Preferred Stock as adjusted. These notes are secured by all assets of the Company.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	23

(2)	Conversion price of these notes is $2.50 but also varies with one or more of these notes having the following conversion adjustment:

a.	Notes are convertible before maturity at $2.50 per share or mandatorily convertible when the Company up-lists to the NASDAQ at the lower of $2.50 or the up-list price.
b.	Notes are convertible upon an Event of Default at 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
c.	Notes are convertible at $2.50 per share except that following an Event of Default the conversion price will be adjusted to 75% multiplied by the lowest trading price for the common stock during the five days prior to the conversion.
d.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 30% discount to 5-day VWAP prior to date of default.
e.	Notes can be voluntary converted at lower of 1) $2.50/share; or 2) purchase price of stock sold by PBI at a price lower than $2.50/share. In the event of default, these notes can be converted at lower of 1) $2.50/share; 2) 25% discount to 5-day VWAP prior to date of default.
f.	Conversion price is lower of (i) $2.50 or (ii) the price per share that the Company last sold Common Stock after the execution of an anti-dilution protection agreement.
g.	Note can be converted at a Voluntary Conversion Price which is the lower of 1) $2.50/share; or 2) purchase price of stock sold by the Company at a price lower than $2.50 except that following an Event of Default, the Holder shall have the right, with no further consent from the Borrower, to convert notes which can be the lower of 1) the Voluntary Conversion Price, or 2) 70% of the 5-day VWAP prior to conversion.
h.	Conversion price is $2.50. If note is in default, it is $1.
i.	Notes can be voluntarily converted before maturity at $2.50 per share. Lender retains the option upon an Up-list to convert at the lower of $2.50 or the 10% off Up-list price.
j.	Notes can be converted at the lesser of $2.5 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of (i) original conversion price or (ii) a 35% discount to the VWAP prior to each conversion date.
k.	Some notes are not convertible until 180 days from the date of issuance of the Note and following an Event of Default will be convertible at the lowest trading price of the 20 days prior to conversion. The loan with a principal balance of $950,000 as of June 30, 2024 is guaranteed by the Company’s Chief Executive Officer, but the lender may only enforce this guarantee after certain conditions have been met, specifically after (i) the occurrence of an Event of Default (as defined in the Note), (ii) the failure of the Company to cure the Default in 10 business days, and (iii) a failure by the Company to issue, or cause to be issued, shares of its common stock upon submission by the lender of a notice of conversion.
l.	Some notes can be converted at the lesser of $2.50 per share or 25% discount to the opening price of the Company’s first day of trading on either Nasdaq or NYSE. In addition, if the Company fails to pay the Note in cash on maturity date, the conversion price will be adjusted to the lesser of original conversion price or the product of the VWAP of the common stock for the 5 trading dates immediately prior to the maturity date multiplied by 0.75.
m.	Some notes can be converted at $2.50 through fixed rate expiration dates, thereafter 60% of the lowest trading price for the last 20 days before conversion.
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

For the six months ended June 30, 2024, the Company recognized amortization expense related to the debt discounts indicated above of $1,777,704. The unamortized debt discounts as of June 30, 2024, related to the convertible notes amounted to $381,624.

As of June 30, 2024, the principal balance that are secured by the assets of the Company’s subsidiary, PBI Agrochem, Inc. is $352,188.

Standstill and Forbearance Agreements

In recent years, the Company entered into Standstill and Forbearance Agreements with lenders who hold variable-rate convertible notes. Pursuant to these agreements the lenders agreed to not convert any portion of their notes into shares of common stock at a variable rate. During the six months ended June 30, 2024, three (3) notes from one lender with total principal of $272,500 was outstanding and no interest, penalties and fees were accrued in connection with the Standstill and Forbearance Agreements.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	24

Convertible Loan Modifications and Extinguishments

We refinanced certain convertible loans during the six months ended June 30, 2024 at substantially the same terms for extensions ranging over a period of two to twelve months. We amortized any remaining unamortized debt discount as of the modification date over the remaining, extended term of the new loans. We applied ASC 470 of modification accounting to the debt instruments which were modified during the quarter or those settled with new notes issued concurrently for the same amounts but different maturity dates. The terms such as the interest rate, prepayment penalties, and default rates will be the same over the new extensions. According to ASC 470, an exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a nontroubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10 percent, the debt instruments are not considered to be substantially different and will be accounted for as modifications.

The cash flows of new debt exceeded 10% of the remaining cash flows of the original debt on several loans. During the six months ended June 30, 2024 we recorded losses on extinguishment of liabilities of approximately $2.8 million by calculating the difference of the fair value of the new debt and the carrying value of the old debt. During the six months ended June 30, 2024, the Company extended 28 loans totaling $6,716,842. The Company issued 388,000 shares of common stock and 1,003 shares of preferred stock for these extensions.

Other Debt

Twelve (12) notes in Other Debt are past due as of June 30, 2024.

	June 30, 2024			December 31, 2023
Holders	Interest Rate		Principal	Interest Rate	Principal
Non-Convertible	(1	)(4)	$904,215	(4)	$170,000
Merchant debt (3)			1,646,137		1,094,162
SBA (2)	3.75%		160,485	3.75%	161,864
Totals			2,710,837		$1,426,026
Long Term			160,485		161,864
Short Term			$2,550,352		$1,264,162

Notes:

(1)	The $734,215 is part of 1) a term loan of $700,000 principal amount with a 3-year term that matures on September 23, 2025, and 12% interest rate. The term loan is secured by all assets of Uncle Buds. 2) an outstanding line of credit agreement. The two loans are assumed in the acquisition of Uncle Buds.
(2)	The Company entered a COVID-19 government loan in 2020, the Economic Injury Disaster Loan (or “EIDL”). The Company’s EIDL loan, $150,000, accrues interest at 3.75% and requires monthly payments of $731 for principal and interest beginning in December 2022. The balance of the principal will be due in 30 years. In connection with the EIDL loan the Company entered into a security agreement with the SBA, whereby the Company granted the SBA a security interest in all the Company’s right, title and interest in all of the Company’s assets. During the six months ended June 30, 2024, the Company repaid $1,379 principal on this loan. During the year ended December 31, 2020, the Company borrowed $367,039 (two-year term and 1% interest rate per annum) under the Payroll Protection program (or “2020 PPP”). During the year ended December 31, 2021, the Company borrowed $367,039 through a second Payroll Protection program (or “2021 PPP”) and extended the monthly payment date on the EIDL to December 2022. In year 2021, both 2020 PPP and 2021 PPP were forgiven by the United States and SBA.
(3)	During the years ended December 31, 2023, we signed various Merchant Agreements which are secured by second position rights to all customer receipts until the loan has been repaid in full and subject to interest rates of 4.1% - 100.9% per month. Under the terms of these agreements, we received the disclosed Purchase Price and agreed to repay the disclosed Purchase Amount, which is collected by the Merchant lenders at the Daily Payment Rate. We accounted for the Merchant Agreements as loans under ASC 860 because while we provided rights to current and future receipts, we still had control over the receipts. The difference between the Purchase Amount and the Purchase Price is imputed interest that is recorded as interest expense when paid each day. The Company’s Chief Executive Officer guarantees the Company’s performance of all representations, warranties, and covenants made by the Company in the Agreement. For loans outstanding on June 30, 2024, and December 31, 2023, the maturity dates ranged from July 2023 to October, 2024.
(4)	Interest rate of 10%. The maturity date is December 31, 2019. During the year ended December 31, 2023, the term was modified from non-convertible to convertible for two loans in the amount of $651,500. As of June 30, 2024, $170,000 of the non-convertible debt is past due.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	25

Related Party Notes

	June 30, 2024		December 31, 2023
Holders	Interest Rate	Principal	Interest Rate	Principal	Security
Officers & Directors	(1)	$673,302	(1)	$522,450	Unsecured
Other Related Parties	12%	208,850	12%	126,050	Unsecured
Totals		882,152		648,500
Discount		-		-
Net		$882,152		$648,500

Notes:

(1)	Interest varies from 12% to 120%.

During the six months ended June 30, 2024, we received short-term convertible loans of $308,229 with $30,823 OID from related parties and repaid $104,700 of related party loans. These notes bear interest of 12% to 120% and are due upon demand. All related party notes are convertible at $2.50/share.

We amortized $30,823 of debt discounts during the six months ended June 30, 2024 for all non-convertible and related party notes. The total unamortized discount for all non-convertible and related party convertible notes as of June 30, 2024, and December 31, 2023 was $0 and $0, respectively.

7) Stockholders’ Deficit

Preferred Stock

We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.01. As of June 30, 2024, there were no shares of Junior A issued and outstanding and no shares of Series A, B, C, G, H, H2, J and K issued and outstanding and as of December 31, 2023, there were no shares of Junior A issued and outstanding, and no shares of Series A, B, C, G, H, H2, J and K issued and outstanding.

Below is a summary table of the preferred stock:

	June 30, 2024	December 31, 2023
Series AA Convertible Preferred Stock, $.01 par value; 10,000 shares authorized; 8,645 shares issued and outstanding on June 30, 2024 and December 31, 2023	86	86
Series BB Convertible Preferred Stock, $.01 par value; 4,000 shares authorized; 2,854 shares issued and outstanding on June 30, 2024 and 1,219 shares outstanding at December 31, 2023	30	12
Series CC Convertible Preferred Stock, $0.01 par value; 2,000 shares authorized; 401 shares issued and outstanding on June 30, 2024 and December 31, 2023	4	4
Series DD Convertible Preferred Stock, $0.01 par value, 1,000 shares authorized, 127 shares outstanding on June 30, 2024 and no outstanding at December 31, 2023	1	-
Total Convertible Preferred Shares	121	$102

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	26

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

General Voting Rights. The Series DD Preferred Stock shall have, upon issuance, all the same voting rights as other issued and outstanding Common Stock of the Company. Each share of Series DD Preferred Stock shall vote based upon the number of Conversion Shares to which they are entitled. The Common Stock into which the Series DD Preferred Stock is convertible shall, upon issuance, have all the same voting rights as other issued and outstanding Common Stock of the Company.

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

During the six months ended June 30, 2024, the Company converted 776 shares of Series BB convertible preferred stock and had 2,854 shares of Series BB convertible preferred stock outstanding. During the six months ended June 30, 2024, the company also issued 127 shares of Series DD restricted preferred stock to investors and consultants. The Series DD and BB preferred shares consisted with the following detail:

●	123 shares of Series BB preferred stock with a fair value of $317,500, for services rendered;
●	1,003 shares of Series BB preferred stock with a fair value of $2,083,690 for debt extension and modification;
●	133 shares of Series BB preferred stock with a fair value of $328,250 and issued with convertible debt;
●	659 shares of Series BB preferred stock from interest paid-in kind with fair value of $1,631,377;
●	776 shares of Series BB preferred stock were converted into common stock; 88 shares issued for the conversion of common stock to preferred stock;
●	127 shares of Series DD preferred stock with a fair value of $1,066,800 issued to the Uncle Bud’s investor.
●	624 shares of Series BB preferred stock with a fair value of $1,725,001 issued for the reversal of the Series BB liability

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	27

Common Stock

Stock Options and Warrants

As of June 30, 2024, total unrecognized compensation cost related to the unvested stock-based awards was $331,076 , which is expected to be recognized over weighted average period of 2.01 years. The aggregate intrinsic value associated with the options outstanding and exercisable as of June 30, 2024, based on the June 30, 2024, closing stock price of $0.13, was $0.00.

The following table summarizes information concerning options and warrants outstanding and exercisable:

	Stock Options		Warrants
	Weighted Average		Weighted Average		Total
	Shares	price per share	Shares	price per share	Shares	Exercisable
Balance outstanding, December 31, 2023	4,920,754	$0.25	15,577,354	$3.50	20,628,305	18,625,326
Granted	9,970,750	$0.30	-		9,970,750
Exercised	-	-	-		-
Expired	-	-	(110,000)		(110,000)
Forfeited	(66,238)	-	-		-
Balance outstanding, June 30, 2024	14,825,266	$0.28	15,467,354	$3.50	30,489,055	28,582,293

		Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices		Number of Options	Remaining Contractual Life (Years)	Exercise Price	Number of Options	Remaining Contractual Life (Years)	Exercise Price
$0.25	$1.00	14,825,266	8.78	$0.28	13,114,939	8.74	$0.29
$1.01	$3.00	-	-	-	-	-	-

		14,825,266	8.78	$0.28	13,114,939	8.74	$0.29

As of June 30, 2024, the 14,825,266 options outstanding have a $.284 weighted average exercise price and 8.78 years of weighted average remaining life for outstanding options and 8.74 years of weighted average remaining life for exercisable options. Of these options, 13,114,939 are currently exercisable.

As of June 30, 2024, the warrants outstanding have a $3.50 weighted average exercise price.

Common Stock and Warrant Issuances

During the six months ended June 30, 2024, the Company accrued approximately $2,060,035 in interest expense for these obligations to issue common stock. During the six months ended June 30, 2023, the Company accrued $3,001,680 in interest expense for these obligations to issue common stock. At the end of June 30, 2024, there were approximately 18 million shares  of common stock not issued to shareholders.

During the six months ended June 30, 2024, the Company issued a total of 18,672,227  shares of restricted common stock to investors and consultants, with the following detail:

●	1,031,050 shares with a fair value of $230,455 for new convertible debt issuances;
●	388,000 shares with a fair value of $110,310 for convertible debt extensions;
●	1,379,000 shares with a fair value of $241,853 for services rendered;
●	8,752,437 shares of common stock with a fair value of $2,060,035 to lenders for interest paid-in-kind;
●	242,736 shares with a fair value of $38,838 for dividends paid-in-kind;
●	7,754,004 shares for the conversion of preferred stock to common stock, and
●	875,000 shares converted to preferred stock.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	28

8) Information on Business Segments

We organize our business segments based on the nature of the products and services offered. Operating segments are defined as the components of as business which separate financial information is available. In the following tables of financial data, the total of the operating results of these business segments is reconciled, as appropriate, to the corresponding consolidated amount. There are some corporate expenses that were not allocated to the business segments, and these expenses are contained in the “Operating expenses” under Parent. Management has determined to report under the following segments:

-	Corporate – for shared expenses between the other reportable segments
-	Pressure Biosciences reported as “Industrial
-	Uncle Buds reported as “Consumer”

The Company’s reportable segments information is as follows:

	For the six months ended June 30, 2024				For the six months ended June 30, 2023
	Parent	Industrial	Consumer	Totals	Parent	Industrial	Consumer	Totals
Revenue	$23,404	$335,007	$412,638	$771,049	$-	$1,252,403	$-	$1,252,403
Less direct cost of revenue	-	277,570	333,281	610,851	-	615,227	-	615,227
Gross Margin	23,404	57,437	79,357	160,198	-	637,176	-	637,176
Operating expenses	1,239,586	1,517,292	816,418	3,573,296	4,260,321	1,096,121	-	5,356,442
(Net loss) from operations	(1,216,182)	(1,459,855)	(737,061)	(3,413,098)	(4,260,321)	(458,945)	-	(4,719,266)
Non-operating income (expenses)	(11,777,806)	-	-	(11,777,806)	(9,061,271)	-	-	(9,061,271)
Deemed dividends	-	-	-	-	(3,626,950)	-	-	(3,626,950)
Preferred dividends	(1,264,106)	-	-	(1,264,106)	(997,079)	-	-	(997,079)
Net Loss	$(14,258,094)	$(1,459,855)	$(737,061)	$(16,455,010)	$(17,945,621)	$(458,945)	$-	$(18,404,566)

	As of June 30, 2024				As of December 31, 2023
Segment Assets	$935,351	$725,909	$5,287,396	$6,948,656	$1,049,676	$-	$-	$1,049,676

Our Industrial segment contains the UST, BaroFold and PCT Platforms. Our Consumer segment represents the activity in our recent purchase of Uncle Bud’s. Uncle Bud’s offer products direct-to-consumer on-line and through major retailers.

9) Subsequent Events

Debt, Preferred, Common Stock, and Option activity

From July 1, 2024, through February 7, 2025, the Company issued four (4) convertible loans for approximately $1,912,199, which each carry a 0-10% annual interest rate and one (1) to twelve (12) month terms. All the loans are convertible into common stock either at $2.50 per share or subject to a conversion adjustment. In addition, the company issued two (2) non-convertible loans for approximately $1,719,507, which carry one (1) to eight (8) month terms.

The Company also extended six (6) loans in the amount of approximately $2,500,000 to between July 1, 2024 and February 6, 2025.

From July 1, 2024, through February 7, 2025, 328 shares of Series BB convertible preferred stock converted into 3,276,668 shares of common stock, 331 shares of Series BBX convertible preferred stock were issued for debt, 160 shares of Series BBX convertible preferred stock were issued for loan extensions, 360 shares of Series BB convertible preferred stock were issued for loan extensions and 421 shares of Series BB convertible stock for default and paid-in-kind.

From July 1, 2024, through February 7, 2025, 65,000 shares of common stock were issued for loan extensions, 10,462,872 shares issued for default and paid-in-kind and 1,219,403 shares of common stock for dividends paid-in-kind. As of January 31, 2025, there were approximately 28.1 million shares of common stock not issued to shareholders.

 On January 23, 2025 the company received an insurance settlement payment in the amount of $282,761 as it related to the company’s Vegalab subsidiary and a former employee’s misconduct.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	29

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements are identified by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

●	our need for, and our ability to raise, additional equity or debt financing on acceptable terms, if at all;
●	our need to take additional cost reduction measures, cease operations or sell our operating assets, if we are unable to obtain sufficient additional financing;
●	our belief that we will have sufficient liquidity to finance normal operations for the foreseeable future;
●	the options we may pursue in light of our financial condition;
●	the potential applications and revenue projections for Ultra Shear Technology (“UltraShear” or “UST”);
●	the potential applications and revenue projections for the BaroFold high-pressure protein refolding and disaggregation technology;
●	the potential applications and revenue projections for the Pressure Cycling Technology (PCT) platform;
●	the amount of cash necessary to operate our business;
●	the anticipated uses of grant revenue and the potential for increased grant revenue in future periods;
●	our plans and expectations with respect to our continued operations;
●	the expected increase in the number of Pressure Cycling Technology (“PCT”) and UST units we believe will be installed and the expected increase in revenues from the sale of consumable products, extended service contracts, and BaroFold biopharma contract services;
●	our belief that PCT has achieved initial market acceptance in the mass spectrometry and other markets;
●	the expected development and success of new instrument and consumables product offerings, especially in the area of Ultra Shear Technology;
●	the potential applications for our instrument and consumables product offerings;
●	the expected expenses of, and benefits and results from, our research and development efforts;
●	the expected benefits and results from our collaboration programs, strategic alliances and joint ventures;
●	our expectation of obtaining research grants from the government in the future;
●	our expectations of the results of our development activities funded by government and academic research grants and contracts;
●	the potential size of the market for PCT, BaroFold, and UST applications;
●	general economic conditions;
●	the anticipated future financial performance and business operations of our company;
●	our reasons for focusing certain resources in the PCT market for genomic, proteomic, lipidomic and small molecule sample preparation;
●	the importance of mass spectrometry as a laboratory tool;
●	the advantages of PCT over other current technologies as a method of biological sample preparation and protein characterization in biomarker discovery, forensics, and histology, as well as for other applications;
●	the capabilities and benefits of our PCT Sample Preparation System, consumables, and other products;
●	our belief that laboratory scientists will achieve results comparable with those reported to date by certain research scientists who have published or presented publicly on PCT and our other products and services;
●	our ability to retain our core group of scientific, administrative, and sales personnel; and
●	our ability to expand our customer base in applications of PCT, BaroFold, and UST products and services.

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	30

Pressure BioSciences, Inc. (PBIO) (the “Company”) is a leader in the development & sale of innovative, enabling, high pressure technology-based instruments, consumables, and services for the life sciences and other industries worldwide. Our products/services are based on three patented, high-pressure platforms: (i) Ultra Shear Technology™ (“UltraShear™” or “UST™”), (ii) BaroFold Technology™ (“BaroFold™”), and (iii) Pressure Cycling Technology™ (“PCT™”)

The Company was founded on the belief that its PCT platform had the potential to significantly increase the quality of sample preparation in both research and clinical settings. This premise has been well proven and PBI has been successful in installing its PCT platform in the laboratories of key opinion leaders and many other scientists worldwide. Although developed subsequently, the Company now assesses that the commercial potential for its UST platform across diverse multi-billion-dollar markets far exceeds the potential of the PCT and BaroFold platforms. Consequently, in January 2022, PBI made the critical strategy decision to immediately shift its primary business focus from PCT to its innovative UST Platform.

The UST Platform (8 issued patents) is based on the use of intense shear forces from ultra-high-pressure discharge (greater than 30,000 psi) through a dynamically controlled nano-gap valve under precisely controlled temperatures. UST has been shown to turn hydrophobic (water-repelling) oil-based supplements (e.g., CBD, curcumin, astaxanthin), therapeutics (e.g., prednisone), and other active ingredients (e.g., retinol) into long-term stable, effectively water-soluble, highly bioavailable, oil-in-water nanoemulsion formulations. The Company first introduced the UST Platform to the public in May 2022 through participation in several cannabis/health & wellness meetings combined with a free-sample program.

The BaroFold Platform (14 issued patents) has been shown to significantly improve the quality and lower the production costs of protein biotherapeutics. It employs high pressure manipulations for the disaggregation, unfolding and controlled refolding of proteins to their desired native structures at yields and efficiencies not achievable using other existing technologies. The BaroFold Platform has been shown to prevent formation of and/or remove protein aggregates in biotherapeutic drug manufacturing, thereby improving product efficacy, safety, and cost for both new-drug entities and biosimilar (follow-on biologic) products. It is scalable and practical for standard manufacturing processes.

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

Uncle Bud’s Acquisition and Sales/Marketing Platform In January 2024, PBI completed the acquisition of Uncle Bud’s Hemp (renamed Uncle Bud’s Health & Wellness), a direct-to-consumer (DTC) packaged goods company, with extensive product development, marketing, and selling experience in the DTC vertical. Uncle Bud’s sells their products both online and through one or more major retail chains.

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	31

2024 Key Accomplishments

From January 1, 2024 to June 25, 2024, we accomplished the following:

●	June 25, 2024: PBIO partners with Vita-Forte, largest global supplier of freeze-dried Acai, to commercialize highly potent, multi-antioxidant, Ultra Shear-processed nanoemulsion oral spray.
●	April 11, 2024: Uncle Bud’s intends to expand new Premium Collection with novel UltraShear-processed products.
●	April 2, 2024: Uncle Bud’s reports significant demand for new UltraShear CBD Body Revive Spray.
●	February 26, 2024: Uncle Buds reports powerful growth one month following acquisition by PBIO.
●	February 15: PBIO completes relocation into new facility with substantially increased manufacturing space, vastly improved efficiencies, and measurable cost savings.
●	February 5: Uncle Buds to launch premium UltraShear health & wellness products; strong revenue expected.
●	January 22: PBIO announces closing of Uncle Bud’s acquisition in all-stock transaction.
●	January 18: PBIO announces on new UltraShear client with $300,000-plus product order.
●	January 16: PBIO announce $252,000 order from one of the world’s largest retailers.
●	January 11: PBIO signs definitive agreement for the acquisition of Uncle Buds Health & Wellness.
●	January 4: PBIO’s BaroFold platform expected to revolutionize biopharmaceutical production with help from new AI/ML technologies.

Results of Operations

The following disclosure compares the results of operations for the quarter ended June 30, 2024 (“Q2 2024”) with June 30, 2023 (“Q2 2023”).

Products and Services Revenue

We recognized total revenue of $421,792 for Q2 2024 compared to $511,803 for Q2 2023, an 18% decrease. For the year-to-date periods ending June 30, 2024 and June 30, 2023, we recognized revenue of $771,049 and $1,252,403 respectively, a 38% decrease. This decrease in revenue was primarily attributable to an approximate $254,000 decrease in cell disruptor instrument sales due to the termination in Q4 2023 of our North American distributor contract with Constant Systems and a decrease in PBI Agrochem material sales of approximately $160,000, as well as a decrease in PCT instrument and consumable sales of approximately $390,000. 2024 included approximately $413,000 of consumer products revenue.

Cost of Products and Services

The cost of products and services was $377,541 for Q2 2024 compared to $256,599 for Q2 2023. For the year-to-date periods ending June 30, 2024 and June 30, 2023 our cost of products and services were $610,851 and $615,227, respectively. Gross profit margin on products and services decreased to 21% in the year-to-date period ended June 30, 2024 from 51% in the same period ended June 30, 2023. The decrease in gross profit margin was primarily attributable to having only four instrument sales in the first six months of 2024, lower consumable sales, no sales of our PBI Agrochem materials, which have extremely high gross margins, and the addition of consumer products revenue at an approximate 20% gross margin. We expect the gross margins of our DTC products to increase significantly in subsequent quarters as of this new business becomes more efficient as it is merged into the operations of the Company.

Research and Development

Research and development expenses were $296,146 for Q2 2024 compared to $280,446 for Q2 2023. For the year-to-date periods ending June 30, 2024 and June 30, 2023, these expenses were $568,169 and $716,092, respectively, a 21% decrease. The reported decrease was primarily due to a decrease in stock-based compensation of approximately $114,000 and a $17,000 decrease in rent expense due to the consolidation of facilities to the Canton location.

Selling and Marketing

Selling and marketing expenses were $156,892 for Q2 2024 compared to $154,014 for Q2 2023. For the year-to-date periods ending June 30, 2024 and June 30, 2023, these expenses were $287,065 and $380,029, respectively, a 24% decrease. The reported decrease was primarily due to a decrease in stock-based compensation of approximately $44,000 and a decrease in salary expenses due the termination of the PBI Agrochem employee in December 2023.

General and Administrative

General and administrative expenses were $1,519,753 for Q2 2024 compared to $902,265 for Q2 2023. For the year-to-date periods June 30, 2024 and June 30, 2023, these expenses were $2,718,062 and $4,260,321, respectively, a 36% decrease. The decrease was primarily due to a reduction of approximately $1,002,000 of stock-based compensation expense issued Q1 2024 for employees, BOD members, and financial consultants.

Operating Loss

Operating loss was $1,928,540 for Q2 2024 compared to $1,081,521 for Q2 2023. For the year-to-date periods ending June 30, 2024 and June 30, 2023, the operating loss was $3,413,098 and $4,719,266, respectively, a 28% decrease. This decrease in operating loss was primarily attributable to the significant decrease of stock-based compensation expenses in our R&D, Selling & Marketing, and G&A segments.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	32

Interest Expense, net

Interest expense was $3,534,692 for Q2 2024 compared to $5,879,653 for Q2 2023. For the year-to-date periods ending June 30, 2024 and June 2023, these expenses were $8,919,683 and $9,773,339, respectively, a 3% decrease. .

Unrealized gain (loss) on investment in equity securities

Unrealized loss on investments in equity securities was $583 for Q2 2024 compared to an unrealized gain of $12,184 for Q2 2023. For the six months ended June 30, 2024, the unrealized gain was $1,899 as compared to an unrealized gain of $20,245 for the same period. The reported change was attributable to movement in the market price of the Company’s investment in Nexity.

Gain or Loss on extinguishment of liabilities

In connection with debt extensions and forgiveness, we recognized a net loss of $1,622,489 for Q2 2024 compared to $28,314 of gain for Q2 2023. For the six months ended June 30, 2024, the loss on the extinguishment of liabilities was ($2,834,000) compared to a gain of $687,591 for the same period in 2023.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $7,748,534 ($0.15 per share) for Q2 2024 compared to $11,114,925 ($0.57 per share) for Q2 2023. For the six months ended June 30, 2024, net loss attributable to common stockholders was $16,455,010 compared to $18,404,566 for the same period. The decrease in loss per share was attributable to an increase in weighted shares outstanding.

Liquidity and Financial Condition

We have experienced negative cash flows from operations. As of June 30, 2024, we did not have adequate working capital resources to satisfy our current liabilities and as a result, we have substantial doubt regarding our ability to continue as a going concern. As described in Notes 6 and 7 of the accompanying consolidated financial statements, we have been successful in raising debt and equity capital. We received approximately $3.3 million in net proceeds from loans in the six months ended June 30, 2024. We have efforts in place to continue to raise cash through debt and equity offerings. (See Note 9 to the financial statements). Although we have successfully completed financings and reduced expenses in the past, we cannot assure you that our plans to address these matters in the future will be successful. These financial statements do not include any adjustments that might result from this uncertainty

We will need substantial additional capital to fund our operations in future periods. If we are unable to obtain financing on acceptable terms, or at all, we will likely be required to cease our operations, pursue a plan to sell our operating assets, or otherwise modify our business strategy, which could materially harm our future business prospects.

Net cash used in operations for the six months ended June 30, 2024 was $2,565,472 as compared to $1,321,386 for the six months ended June 30, 2023.

Net cash used in investing activities for the six months ended June 30, 2024 was $0 compared to $3,000 in the three months ended June 30, 2023.

Net cash provided by financing activities for the six months ended June 30, 2024 was $2,498,446 as compared to $1,345,496 for the six months ended June 30, 2023.

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

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	33

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our conclusion that our disclosure controls and procedures were not effective as of June 30, 2024 is due to the continued presence of the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2023. These material weaknesses are the following:

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

During the period covered by this Report, we implemented and performed additional substantive procedures, such as supervisory review of work papers and consistent use of financial models used in equity valuations, to ensure our consolidated financial statements as of and for the six-month period ended June 30, 2024, are fairly stated in all material respects in accordance with GAAP. We have not, however, been able to fully remediate the material weaknesses due to our limited financial resources. Our remediation efforts are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court , public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Except where noted, all the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On various dates in the six months ended June 30, 2024 the Company issued a total of 18,672,227 of its common shares as follows:

●	1,031,050 shares with a fair value of $230,455 for new convertible debt issuances, and
●	388,000 shares with a fair value of $110,310 for convertible debt extensions;
●	1,379,000 shares with a fair value of $241,853 for professional services rendered;
●	8,752,437 shares of common stock with a fair value of $2,060,026 to lenders for interest paid-in-kind;
●	242,736 shares with a fair value of $38,838 for dividends paid-in-kind;
●	7,754,004 shares for conversion of preferred stock to common stock, and
●	875,000 shares of common stock converted to preferred stock

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	35

Item 6. Exhibits

Exhibits

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSURE BIOSCIENCES, INC.

Date: February 7, 2025	By:	/s/ Richard T. Schumacher
Richard T. Schumacher
President & Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pressure BioSciences, Inc.	June 30, 2024 10Q Report	37